Form 10QSB
period 2001-06-30
EZFOODSTOP COM
filed 2001-08-07
CIK 1124024

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------

                    Commission File Number 0-32455

                             EZfoodstop.com
          ----------------------------------------------------
         (Exact name of registrant as specified in its charter)

        Nevada                                     88-0459590
 ---------------------------                   -----------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)

                   Suite 800 - 555 W. Hastings St.
                   Vancouver, B.C., Canada V6B 4N5
       (Address of principal executive offices)(Zip Code)
 ------------------------------------------------------------------
  Registrant's telephone number, including area code (954) 989-1449


                                  None
  -----------------------------------------------------------------
  Former Name, Address or Fiscal Year (If changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X      No

The number of shares of Registrant's common stock outstanding as of June 30, 2001 was 2,250,000.

Transitional Small Business Disclosure Format:  Yes   X No

                                 PART I

ITEM 1.      FINANCIAL STATEMENTS.


Following are the Financial Statements of Registrant for the six months ended June 30, 2001 and for the period from incorporation on February 4, 2000 to December 31, 2000, reviewed by De Visser Gray, Chartered Accountants.







                          EZFOODSTOP.COM
                  (A Development Stage Company)
                       FINANCIAL STATEMENTS
                   (Expressed in U.S. Dollars)

           For the Six Month Period Ended June 30, 2001
                          (unaudited)
                              and
      For the Period From Incorporation on February 4, 2000
					                          to
                         December 31, 2000
                            (audited)

                        DE VISSER & COMPAY
                       CHARTERED ACCOUNTANTS

                                             401-905 West Pender Street
							   Vancouver, B.C., Canada
							                   V6C 1L6

                                                    Tel: (604) 687-5447
                                                    Fax: (604) 687-6737




REVIEW ENGAGEMENT REPORT

To the Stockholders of EZfoodstop.com,

We have reviewed the balance sheet and statement of stockholder's equity of EZfoodstop.com as at June 30, 2001 and the statements of operations and cash flows for the six month period then ended. Our review is made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

A review does not constitute an audit and consequently we do not express an audit opinion on these financial statements.

Based on our review, nothing has come to our attention that causes us to believe that these financial statements are not, in all material respects, in accordance with generally accepted accounting principles in the United States of America.


/s/ De Visser Gray
CHARTREED ACCOUNTANTS
Vancouver, British Columbia
July 30, 2001

                               EZfoodstop.com
                               Balance Sheets
                                   As at

                                                  June 30	  December 31
                                                    2001          2000
                                                  (U.S. $)     (U.S. $)
                                                (unaudited)   (audited)

ASSETS
Current Assets
  Cash                 			            $  30,561	    $ 43,159
                                                =========	    ========


                                 LIABILITIES

Current Liabilities
  Accounts Payable                                    400        1,629
                                                 --------      --------

                           STOCKHOLDERS' EQUITY

Share Capital (note 4)
  Authorized: 100,000,000 common shares,
  par value $0.001 per share
  Issued: 2,250,000 common shares 			    2,250         2,250

  Additional Paid-in-Capital                       50,250        50,250
  Deficit accumulated during the
     Development Stage                            (22,339)      (10,970)
                                                  -------	    -------
                                                   30,161        41,530
                                                  -------       -------
Continuance of Operations (note 3)                 30,561        43,159
                                                  =======       =======





Approved by the Director:
/s/ John A. Green

                             EZfoodstop.com
                 STATEMENT OF OPERATIONS AND DEFICIT
              For the six month period ended June 30, 2001
          (Comparative for the Period from Incorporation on February 4, 2000 to December 31, 2000


                                    Cumulative
                                     Amounts     For the
                                     Date of     Six Month Incorporation
                                  Incorporation   Period       to
                                  (Feb. 4, 2000)  Ended     December 31
                                    to June 30,  June 30       2000
                                      2001        2001
                                     (U.S.$)     (U.S.$)     (U.S.$)
                                    (unaudited) (unaudited) (audited)
Expenses
--------
  Administrative and office               39          -           39

  Bank charges and interest        	     210         91          119

  Legal and accounting		         3,725      1,925        1,800

  Miscellaneous		                 797        218          579

  Office equipment		           476         35          441

  Office rent			         1,895        750        1,145

  Professional services		        14,697      8,350        6,347

  Trust and filing	                 500          -          500
                                    --------     ------      -------
Net loss for the period	             (22,339)   (11,369)     (10,970)

Deficit - beginning of period	    	       -    (10,970)	    	 -
                                    --------    -------      -------
Deficit - end of period	             (22,339)   (22,339)     (10,970)
                                    ========    =======      =======

Weighted average number of shares outstanding 	2,250,000   1,375,378
                                             	=========   =========
Loss per share		                        $   (0.00)  $   (0.01)
			 	                        =========   =========

                    See Notes to Financial Statements

                          EZfoodstop.com
                       Statement of Cash Flows
            For the six month period ended June 30, 2001
         (Comparative for the Period from Incorporation on
                February 4, 2000 to December 31, 2000

                                   Cumulative
                                     Amounts     For the
                                     Date of     Six Month Incorporation
                                  Incorporation   Period       to
                                  (Feb. 4, 2000)  Ended     December 31
                                    to June 30,  June 30       2000
                                      2001        2001
                                     (U.S.$)     (U.S.$)     (U.S.$)
                                    (unaudited) (unaudited) (audited)


Cash Provided By (Used For):

  Operating Activities
  --------------------
  Net loss for the period            (22,339)    (11,369)    (10,970)

  Adjustment to reconcile net
  loss to cash:

  - increase in accounts payable         400      (1,229)      1,629
                                     -------      ------      ------
                                     (21,939)    (12,598)     (9,341)

Financing Activity

  Proceeds from the issue of
  share capital                       52,500           -      52,500
                                     -------      ------      ------

Net cash (used) provided during
the period                   	       30,561     (12,598)     43,159

Cash - Beginning of Period	            -      43,159           -
         				      -------     -------      ------

Cash - End of Period	             30,561      30,561      43,159
   					      =======     =======      ======

                    See Notes to the Financial Statements

                              EZfoodstop.com
                     STATEMENT OF STOCKHOLDERS' EQUITY




                                                   								   Total
                 Common       Additional       Accumulated  Stockholders'
                 Stock      Paid-in Capital      Deficit      Equity
                 ------    ----------------    ----------   ------------
                 U.S.$         U.S.$             U.S.$         U.S.$



Shares issued    2,250		  50,250		   -	         52,500

Net loss  	         -		       -		 (10,970)	  (10,970)
                ------	        ------	    	  -------	  -------

Balance,
December 31,
2000		     2,250	        50,250	    	 (10,970)	   41,530

Net loss
(unaudited)          -             -             (11,369)     (11,369)
                ------          ------           -------       -------
Balance
(unaudited)
June 30, 2001    2,250          50,250           (22,339)     (30,161)
		     =====		  ======		 =======	  =======












                    See Notes to the Financial Statements

                            EZfoodstop.com
                    (A Development Stage Company)
                    Notes to Financial Statements
   For the six month period ended June 30, 2001 (unaudited) and
        For the period from Incorporation on February 4, 2000
                        to December 31, 2000


1.	THE CORPORATION AND ITS BUSINESS

The Company was incorporated as Egoonline.com in the State of Nevada, United States of America on February 4, 2000 under the
Nevada Revised Statutes, Chapter 78, Private Companies, and changed its name to Ezfoodstop.com on April 26, 2000.

The Company has offices in Reno, Nevada, U.S.A. and Vancouver, B.C. The Company is in its development stage and to date its activities have been limited to initial organization and capital formation.


2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

These financial statements have been prepared in United States of America dollars using United States of America Generally Accepted
Accounting Principles.

Accounting Method

The Company records income and expenses on the accrual method.

Fiscal Year

The fiscal year end of the Company is December 31.

Net Loss Per Share

Basic loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share reflects the potential dilution of securities that could occur if securities or other contracts (such as stock options and warrants) to issue common stock were exercised or converted into common stock. The Company has no outstanding stock options or warrants.

Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of the Company's financial statements in conformity with United States Generally Accepted Accounting Principles requires the Company's management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


3.	GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no source of revenue. The ability of the Company to continue as a going concern is dependent upon its ability to raise substantial amounts of equity funds for use in administrative and investment activities.


4.	SHARE CAPITAL

Authorized

The authorized share capital consists of 100,000,000 shares of common stock with a par value of $0.001.

Issued

1,250,000 common shares were issued at $0.002 per share for a consideration of $2,500.

1,000,000 common shares were issued at $0.05 per share for a consideration of $50,000.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Plan of Operation
-----------------

Registrant expects its current cash in the bank, in addition to the revenues it expects to derive from sales of its services to satisfy its cash requirements for business operations for at least the next six (6) months without having to raise additional funds or seek bank loans.

For the six months ended June 30, 2001, Registrant had not yet generated any revenues or expended any significant amount of money for research and development. During the next 12 months, Registrant intends to spend approximately $15,000 on advertising, marketing and promotion of its services.

During the next 12 months, Registrant does not intend to purchase any significant property or equipment.

Liquidity and Capital Resources
-------------------------------

Registrant's working capital consists primarily of cash in the bank it has received from sales of its equity securities. For the six month period ended June 30, 2001, Registrant had a total of $30,561 in cash in the bank and $400 in outstanding accounts payable. Registrant does not intend to spend any significant amounts of its working capital on capital expenditures during the next 12 months.

Results of Operations
---------------------

At the six month period ended June 30, 2001, Registrant had incurred net operating losses of $22,339 U.S., all of which comprised general and administrative expenses.

The ability of Registrant to continue as a going concern is dependent on its ability to generate revenues or raise funds through sale of its equity securities for use in administrative and operational activities.


                       PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Registrant's Form 10SB12G and all exhibits thereto, filed on May 15, 2001 are incorporated herein by reference.

(b)  No reports on Form 8-K were filed during the period.

                               SIGNATURES
                               ----------


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                EZfoodstop.com, a Nevada corporation

Dated:  August 3, 2001          By:/s/ John Green, President, Treasurer
                                       and Director