Form 10QSB
period 2001-09-30
EZFOODSTOP COM
filed 2001-11-14
CIK 1124024

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

                   Suite 800 - 555 W. Hastings St.
                   Vancouver, B.C., Canada V6B 4N5
       (Address of principal executive offices)(Zip Code)
-----------------------------------------------------------------
Registrant's telephone number, including area code (954) 989-1449


                                 None
----------------------------------------------------------------
Former Name, Address or Fiscal Year (If changed since last report)

Check whether the issuer: (1) filed all reports required to be filed
by Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file
such reports), and (2) has been subject to such filing
requirements
for the past 90 days.   Yes   X      No

The number of shares of Registrant's common stock outstanding as of
September 30, 2001 was 2,250,000.

Transitional Small Business Disclosure Format:  Yes   X No

                                 PART I

ITEM 1.      FINANCIAL STATEMENTS.

Following are the Financial Statements of Registrant for the nine month period ended September 30, 2001 (unaudited) and for the period from incorporation on February 4, 2000 to December 31, 2000,
(audited).

                          EZFOODSTOP.COM
                  (A Development Stage Company)
                       FINANCIAL STATEMENTS
                   (Expressed in U.S. Dollars)









      For the Nine Month Period Ended September 30, 2001
                          (unaudited)
                              and

     For the Period From Incorporation on February 4, 2000
					                         to
                       December 31, 2000
                           (audited)

                        DE VISSER & COMPAY
                      CHARTERED ACCOUNTANTS
                    401-905 West Pender Street
               		Vancouver, B.C., Canada V6C 1L6

                        Tel: (604) 687-5447
                        Fax: (604) 687-6737




REVIEW ENGAGEMENT REPORT

To the Stockholders of EZfoodstop.com,

We have reviewed the balance sheet and statement of stockholder's equity of EZfoodstop.com as at September 30, 2001 and the statements of operations and cash flows for the nine month period then ended. Our review is made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

A review does not constitute an audit and consequently we do not express an audit opinion on these financial statements.

Based on our review, nothing has come to our attention that causes us to believe that these financial statements are not, in all material respects, in accordance with generally accepted accounting principles in the United States of America.


/s/ De Visser Gray
CHARTREED ACCOUNTANTS




Vancouver, British Columbia
October 25, 2001

                               EZfoodstop.com
                               Balance Sheets
                                   As at

                                       September 30  December 31
                                          2001          2000
                                        (U.S. $)      (U.S. $)
                                        (unaudited)

                              ASSETS
Current Assets
  Cash                         	   $  29,858	         $ 43,159
                                    ========        =	========


                                LIABILITIES

Current Liabilities
  Accounts Payable                     1,355             1,629
                                   ---------          --------

                           STOCKHOLDERS' EQUITY

Share Capital (note 4)
  Authorized: 100,000,000 common shares,
  par value $0.001 per share
  Issued: 2,250,000 common shares 	       2,500        2,500

  Additional Paid-in-Capital              50,000       50,000
  Deficit accumulated during the
     Development Stage                   (23,997)     (10,970)
                                       ---------	     -------
                                          28,503       41,530
                                       ---------      -------
Continuance of Operations (note 3)        29,858       43,159
                                       =========      =======





Approved by the Director:
/s/ John A. Green

                             EZfoodstop.com
                 STATEMENT OF OPERATIONS AND DEFICIT
         For the nine month period ended September 30, 2001
         (Comparative for the Period from Incorporation on February 4, 2000 to December 31, 2000

                                    Cumulative
                                     Amounts     For the
                                     Date of    Nine Month Incorporation
                                  Incorporation   Period       to
                                  (Feb. 4, 2000)  Ended    December 31
                                   to Sept. 30,  Sept.30       2000
                                      2001        2001
                                     (U.S.$)     (U.S.$)     (U.S.$)
                                    (unaudited) (unaudited) (audited)
Expenses
--------
  Administrative and office               39          -           39
  Advertising and Marketing              400        400           -
  Bank charges and interest     	        252        133          119
  Legal and accounting		               4,125      2,325        1,800
  Miscellaneous				                      797        218          579
  Office equipment			                    476         35          441
  Office rent			                       2,270      1,125        1,145
  Professional services		             15,138      8,791        6,347
  Trust and filing	                      500          -          500
                                    --------     ------      -------

Net loss for the period			           (23,997)   (13,027)     (10,970)
Deficit - beginning of period		          -      (10,970)		         -
                                    --------	   --------      -------
Deficit - end of period	             (23,997)   (23,997)     (10,970)
                                    ========    =======      =======
Weighted average number of shares outstanding 	2,250,000   1,375,378
                                       		      =========   =========
Loss per share					                           	$   (0.01)  $   (0.01)
                                  							      =========   =========

                             EZfoodstop.com
                       Statement of Cash Flows
            For the six month period ended September 30, 2001
         (Comparative for the Period from Incorporation on February 4, 2000 to December 31, 2000

                                   Cumulative
                                     Amounts     For the
                                     Date of     Six Month Incorporation
                                  Incorporation   Period       to
                                  (Feb. 4, 2000)  Ended    December 31
                                    to Sept. 30,  Sept. 30     2000
                                      2001        2001
                                     (U.S.$)     (U.S.$)     (U.S.$)
                                    (unaudited) (unaudited) (audited)
Cash Provided By (Used For):

  Operating Activities
  --------------------
  Net loss for the period            (23,997)    (13,027)   (10,970)

  Adjustment to reconcile net
  loss to cash:
  - increase in accounts payable       1,355        (274)     1,629
                                     -------      ------      ------
                                     (22,642)    (13,301)    (9,341)
Financing Activity
  Proceeds from the issue of
  share capital                       52,500           -     52,500
                                     -------      ------     ------
Net cash (used) provided during
the period                    	       29,858     (13,301)    43,159

Cash - Beginning of Period			              -      43,159        -
         				                        -------     -------      -----
Cash - End of Period	                 29,858      29,858     43,159
   					                             =======     =======     ======

                    See Notes to the Financial Statements

                            EZfoodstop.com
                     STATEMENT OF STOCKHOLDERS' EQUITY




                                                   								   Total
                 Common       Additional     Accumulated  Stockholders'
                 Stock      Paid-in Capital    Deficit       Equity
                 ------    ----------------    ----------   ----------
                 U.S.$         U.S.$             U.S.$       U.S.$



Shares issued    2,500		      50,000			            -	         52,500

Net loss  	         -		         -		             (10,970)	    (10,970)
		              ------		      ------		           ------      ------

Balance,
December 31,
2000		           2,500		     50,000		           (10,970)	     41,530

Net loss
(unaudited)          -             -            (13,027)     (13,027)
                ------        ------            -------       -------
---
Balance
(unaudited)
Sept. 30, 2001   2,500        50,000            (23,997)      (28,503)
          		     =====		      ======		          =======	      =======








                    See Notes to the Financial Statements

                            EZfoodstop.com
                    (A Development Stage Company)
                    Notes to Financial Statements
For the nine month period ended September 30, 2001 (unaudited) and
        For the period from Incorporation on February 4, 2000
                        to December 31, 2000


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

For the nine months ended September 30, 2001, Registrant had not yet generated any revenues or expended any significant amount of money for research and development. During the next 12 months, Registrant intends to spend approximately $15,000 on advertising, marketing and promotion of its services.

During the next 12 months, Registrant does not intend to purchase any significant property or equipment.

Liquidity and Capital Resources
-------------------------------

Registrant's working capital consists primarily of cash in the bank it has received from sales of its equity securities. For the nine month period ended September 30, 2001, Registrant had a total of $29,858 in cash in the bank and $1,355 in outstanding accounts payable. Registrant does not intend to spend any significant amounts of its working capital on capital expenditures during the next 12 months.

Results of Operations
---------------------

At the nine month period ended September 30, 2001, Registrant had incurred net operating losses of $23,997 U.S., all of which comprised general and administrative expenses.

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



                                EZfoodstop.com, a Nevada corporation

Dated:  November 11 2001          By:/s/ John Green, President,
                                  Treasurer and Director