Form 10KSB
period 2001-12-31
FAR EAST ENERGY CORP
filed 2002-04-01
CIK 1124024

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

Commission file number: 0-32455
                        -------

                         Far East Energy Corporation
                         ---------------------------
                (Name of Small Business Issuer in Its Charter)

      Nevada                                              88-0459590
      ------                                              ----------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                        Identification Number)

       400 N. Sam Houston Parkway East, Suite 205, Houston, Texas 77060
       ----------------------------------------------------------------
             (Address of Principal Executive Offices) (Zip Code)

                                (281) 591-5834
                                --------------
               (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

      Title of Each Class              Name of each Exchange on Which Registered
      -------------------              -----------------------------------------
Common Stock ($0.001 Par Value)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [ X ] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

      The issuer's total consolidated revenues for the year ended December 31, 2001, were $0.

      The aggregate market value of the registrant's Common Stock, $0.001 par value held by non-affiliates was approximately $141,775,620, based on the average closing bid and asked prices for the Common Stock on March 25, 2002. On March 29, 2002, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 45,750,500.

                              TABLE OF CONTENTS


PART I.......................................................................1
   ITEM 1.  DESCRIPTION OF BUSINESS..........................................1
   ITEM 2.  DESCRIPTION OF PROPERTY..........................................2
   ITEM 3.  LEGAL PROCEEDINGS................................................2
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............2

PART II......................................................................3
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS..........................................................3
   ITEM 6.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN OF
            OPERATION........................................................4
   ITEM 7.  FINANCIAL STATEMENTS.............................................6
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE..............................7

PART III.....................................................................7
   ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF
            THE EXCHANGE ACT.................................................7
   ITEM 10. EXECUTIVE COMPENSATION...........................................9
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................10
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................12
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................12

INDEX TO EXHIBITS...........................................................14

                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS

      As used herein, the term "Company" refers to Far East Energy Corporation, a Nevada corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was incorporated as Egoonline.com ("Egoonline"), on February 4, 2000 to engage in the business of providing Internet-based takeout service for restaurants. Egoonline changed its name to EZfoodstop.com ("EZfoodstop") on April 26, 2000. Although the Company originally engaged in providing Internet-based takeout services, it abandoned those operations in 2001 becoming a dormant shell without assets or liabilities. EZfoodstop changed its name to Far East Energy Corporation on January 10, 2002.

      On January 25, 2002, Far East Energy Corporation (the "Company") entered into two Production Sharing Contracts with the China United Coal Bed Methane Corporation ("CUCBM"), which has exclusive legal authority over all coal bed methane gas in the People's Republic of China ("PRC").

      The Product Sharing Contracts are subject to formal ratification by PRC's Ministry of Foreign Trade and Economic Co-operation (MOFTEC). Although the Company is extremely confident the agreements will be ratified, and the Company knows of no similar agreement which has not been ratified by MOFTEC, no assurances can be given that ratification will be granted, or when it may be granted.

      Pursuant to the two Product Sharing Contracts, the Company received the authority from CUCBM to jointly explore, develop, produce and sell coal bed methane gas in and from a total area of 1330 square kilometers, in Enhong, Laochang and Zhaotong areas of Yunnan Province, PRC. Coal bed methane is a form of natural gas that exists naturally in coal seams. The Yunnan Provincial Coal Geological Bureau has estimated that the above joint venture area contains a potential resource in excess of 6 trillion cubic feet of methane gas. The Company is currently in the process of obtaining a reserve valuation report from a US independent coal bed methane gas consulting firm on this resource.

      The Company has the right to earn a minimum of 60% interest in the joint venture, with CUCBM retaining the remaining 40%. In the event that CUCBM elects to participate at a level less than 40%, their interest will be reduced proportionately, increasing the Company's participating interest. In exchange for the Company's product sharing interest, it has agreed to provide, over the next three years, signing, training and assistance fees totaling approximately $890,000 to CUCBM. Additionally, drilling seven (7) exploration wells and twelve
(12) pilot development wells is the sole responsibility and liability of the Company. The estimated cost of drilling such nineteen (19) wells is approximately Seven Million Dollars (US$7,000,000). Accordingly, the total cost of acquiring the product sharing rights in these reserves is approximately $7,890,000, of which $7,390,000 will be reimbursable from future revenues, if any.

      After completion of these exploration and pilot development wells, CUCBM has agreed to contribute forty percent (40%) of further expenditures towards their joint venture interest. The exploration program will not be commenced by the Company until the Agreement is formally ratified by MOFTEC.

      Other than general corporate activities, including but not limited to the negotiation and consummation of the Agreement to explore, develop, produce and sell coal bed methane in China, the Company has not engaged in any substantive business operations.

      Upon commencement of the Company's exploration and production operations, it intends to identify applicable environmental laws and regulations governing such operations in China and use its best efforts to maintain its compliance. The costs and effects of such compliance have not yet been determined by the Company.

      As of March 25, 2002, the Company had a total of five (5) employees, all of which were employed full-time.

ITEM 2.     DESCRIPTION OF PROPERTY

      The Company's leases its office located at 400 N. Sam Houston Parkway East, Suite 205, Houston, Texas 77060. The Company has an agreement with Quality Technologies to sub-lease approximately 2,200 square feet for $3,200 per month for fourteen (14) months. The Company's president, Bill Jackson, serves as chief financial officer for Quality Technologies.

      The Company also has administrative offices located at 800-555 West Hastings Street, Vancouver, B.C., Canada V6B 4N5, at the office of its former President and Director, John Green. It pays a nominal monthly rental fee of US$125.

      There are presently no drilling activities, productive wells, developed acres, or production in the project area because the Company awaits ratification from MOFTEC of its Production Sharing Contracts. Accordingly, the exploration stage of the Agreement between the Company and CUCBM has not been initiated. There are 1,330 square kilometers of undeveloped acreage in the Yunnan Province, People's Republic of China consisting of 600 square kilometers in Enhong; 530 square kilometers in Laochang; and 200 square kilometers in Zhaotong. The Company is not required to provide a fixed and determinable quantity of gas under the Agreement.

ITEM 3.     LEGAL PROCEEDINGS

      There are no legal proceedings filed, or to the Company's knowledge, threatened against the Company that the Company believes would have, individually or in the aggregate, a material adverse effect upon its financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 31, 2001, the Company held a special meeting of shareholders ("Special Meeting") for the following purposes: (i) to change the name of the Company from EZfoodstop.com to Far East Energy Corporation; (ii) to ratify and approve an eighteen-for-one (18-for-1) forward stock split of the Company's issued and outstanding common stock, $0.001 par value; and (iii) to appoint four
(4) new directors to the Company's Board of Directors. Two (2) shareholders holding a majority of the Company's outstanding shares of Common Stock voted in favor of each proposal. John Green held One Million (1,000,000) shares and Ann Frazer held Two Hundred Fifty Thousand (250,000) shares at the time of the Special Meeting, at which time a total of Two Million Two Hundred Fifty Thousand (2,250,000) shares of Common Stock were outstanding.

PROPOSAL NO. 1:   Changing the name of the Company from EZfoodstop.com to Far
                  East Energy Corporation
                                                                  BROKER
                  FOR         AGAINST           WITHHELD          NON-VOTES
                  ---         -------           --------          ---------
                  1,250,000   0                 0                 0

PROPOSAL NO. 2:   Ratification and approval of an eighteen-for-one (18-for-1)
                  forward stock split of the Company's issued and outstanding common stock.

                                                                  BROKER
                  FOR         AGAINST           WITHHELD          NON-VOTES
                  ---         -------           --------          ---------
                  1,250,000   0                 0                 0

PROPOSAL NO. 3:   Appointment of four (4) new directors to the Company's Board of Directors.

                                                                  BROKER
                  FOR         AGAINST           WITHHELD          NON-VOTES

Jawaharlal Gondi  1,250,000   0                 0                 0
Bill Jackson      1,250,000   0                 0                 0
Ramesh Kalluri    1,250,000   0                 0                 0
Tun Aye Sai       1,250,000   0                 0                 0


                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      The Company's Common Stock received the symbol "EZFS" on the OTC Bulletin Board on February 15, 2001. On January 16, 2002, the Company's symbol was changed to "FEEC" to reflect the Company's name change to Far East Energy Corporation. Because no meaningful trading market for the Company's Common Stock occurred until 2002, the table below sets forth the high and low sales prices for the Company's Common Stock for only the first quarter of 2002. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. All figures reflect an eighteen-for-one (18-for-1) forward stock split which became effective on January 1, 2002.

      Year        Quarter           High        Low
      2002        First             $3.95       $2.50

Shareholders

      As of December 31, 2001, there was a total of 2,250,000 shares of Common Stock outstanding. As of March 26, 2002, and taking into consideration the eighteen-for-one (18-for-1) forward stock split, there were approximately fifty seven (57) shareholders of record holding a total of 45,750,500 shares of Common Stock. The par value of the Company's common stock remains at $0.001 per share.

Dividends on the Common Stock

      The Company has not declared a cash dividend on its Common Stock in the last two fiscal years and the Company does not anticipate the payment of future dividends. There are no other restrictions that currently limit the Company's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities

      The Company engaged in an accredited investors offering ("Offering") of shares of its Common Stock, $0.001 par value ("Common Stock"), at sixty five cents (US$0.65) per share. The Offering was made pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933.

      Beginning on January 24, 2002 and concluding on March 19, 2002, pursuant to Rule 506 of the Securities Act of 1933, Five Million Two Hundred Fifty Thousand Five Hundred (5,250,500) shares of Common Stock ("Shares") were sold to a group of twenty-two (22) accredited foreign individuals or entities ("Foreign Investors") and two (2) accredited United States individuals ("U.S. Investors") for a total offering price of $3,412,825. A commission of eleven percent (11%) was paid to the European broker and the escrow agent utilized to effect these European sales. The proceeds from the U.S. Investors were not subject to a commission.

ITEM 6.     MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN OF
            OPERATION

Forward-looking Information

      This information statement contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward- looking statements. We are under no duty to update any of the forward-looking statements after the date of this information statement to conform such statements to actual results. The foregoing management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes herein.

GENERAL

      The Company's operations for 2001 consisted of searching for a viable merger or acquisition candidate. This search successfully concluded in January 2002 when the Company executed the two (2) Production Sharing Contracts with CUCBM. The Company's business now revolves solely around the exploration, production and sale of coal bed methane gas in China. The Company has not yet commenced full business operations nor realized any revenues.

RESULTS OF OPERATIONS

      There were no revenues for the fiscal year ended December 31, 2001. The Company had a net loss of $14,716 for the fiscal year ended December 31, 2001 as compared to a net loss of $10,970 for the fiscal year ended December 31, 2000, resulting in a net loss per share of $0.01 each fiscal year.

      The net loss is attributable to the fact that there were no revenues and that there were legal and accounting expenses of $4,625 and trust and filing expenses of $16,304 for the fiscal year ended December 31, 2001. The majority of such expenses were paid in connection with the preparation and filing of the Company's 2001 initial public offering conducted in the State of Nevada, pursuant to an exemption provided by Rule 504 of Regulation D, promulgated under the Securities Act of 1933, as amended ("IPO").

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2001, the Company's primary source of liquidity included cash and cash equivalents of $27,539, as compared to $43,159 as of December 31, 2000.

      The Company's accounts payable decreased to $600 as of the fiscal year ended December 31, 2001, as compared to $1,629 for the same period in 2000. Current liabilities due to a related party increased to $125 as of December 31, 2001, whereas no such balance existed as of December 31, 2000. These liabilities relate to reimbursement by the Company of expenses incurred by one of its directors on the Company's behalf.

      Shareholder's equity as of December 31, 2001, was $27,539, as compared to $41,159 as of December 31, 2000. This decrease is largely due to an increase in deficit accumulated during the development stage of $25,686 in the fiscal year ended December 31, 2001 as compared to $10,970 for the same period in 2000.

      As there were no revenues for the fiscal year ended December 31, 2001, the Company anticipates that the commencement of its business operations in China will drastically increase expenses and if such operations are successful, revenues. Although the Company is confident that the Production Sharing Agreements will be ratified by MOFTEC, no assurances can be given that ratification will be granted, or when it may be granted. In the event the Production Sharing Agreements are not ratified, the Company would have no business operations and would begin searching for a suitable merger or acquisition candidate.

      On March 24, 2002, the Company finalized a private placement of its Common Stock pursuant to which the Company received approximately $3,000,000. The Company believes that its current cash position of approximately $3,000,000 will be sufficient to satisfy its operating needs for the next eighteen (18) months. The Company intends to utilize the proceeds raised to support its current business operations in China. If the proceeds are not enough to satisfy the Company's operating needs and it is unable to generate revenues and/or obtain bank loans on favorable terms and/or sell additional shares of its equity securities to secure the cash required to conduct its business operations for the next eighteen (18) months, the Company could fail. Because the Company has just acquired a raw undeveloped potential natural resource which will require substantial exploration and development, the Company does not expect to generate meaningful revenues until at least October 2004. Expenses associated with the exploration and development are expected to exhaust the Company's cash reserves in approximately eighteen (18) months. Expenses beyond this time will have to be financed through cash flow, which may not yet be available if production and sales of coal bed methane gas are not significant, or through future financings of equity and/or debt.

ITEM 7.     FINANCIAL STATEMENTS

      The Company's financial statements for the fiscal year ended December 31, 2001 are attached hereto beginning on page F-1.

                                 EZFOODSTOP.COM
                          (A Development Stage Company)




                              FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)




                                December 31, 2001
                                       and
              For the Period From Incorporation on February 4, 2000
                                       to
                                December 31, 2000

                                DE VISSER & GRAY
                              CHARTERED ACCOUNTANTS

                           401-905 West Pender Street
                             Vancouver, B.C., Canada
                                     V6C 1L6
                               Tel: (604) 687-5447
                               Fax: (604) 687-6737

AUDITOR'S REPORT

To the Stockholders of EZfoodstop.com

We have audited the balance sheets and statement of stockholders' equity of EZfoodstop.com as at December 31, 2001 and 2000 and the statements of operations and deficit and cash flows for the year ended December 31, 2001 and for the period from the date of incorporation on February 4, 2000 to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and its cash flows for the year ended December 31, 2001 and for the period from the date of incorporation on February 4, 2000 to December 31, 2000 in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no established source of revenue and is dependent on its ability to raise substantial amounts of equity funds. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeVisser & Gray
CHARTERED ACCOUNTANTS
/s/ DeVisser & Gray
Vancouver, British Columbia
January 11, 2002

                                 EZFOODSTOP.COM
                                  BALANCE SHEET
                                      As of
                                December 31, 2001

                                                          2001         2000
                                                         (US$)        (US$)
                                                      -----------  -----------

                                    ASSETS

Current Assets
      Cash                                            $   27,539   $   43,159

                                 LIABILITIES

Current Liabilities
      Accounts payable                                      600         1,629
      Due to related party (note 5)                         125            -
                                                      -----------  -----------
                                                            725         1,629

                             STOCKHOLDERS' EQUITY

Share Capital (note 4)
      Authorized: 100,000,000 common shares
        par value $0.001 per share
      Issued: 2,250,000 common shares                     2,250         2,250
      Additional paid-in capital                         50,250        50,250
      Deficit accumulated during the
      Development Stage                                 (25,686)      (10,970)
                                                      -----------  -----------
                                                         26,814        41,530

Continuance of Operations (note 3)                    $  27,539    $   41,159
                                                      ===========  ===========



Approved by the Director:
/s/ John Green









                    See notes to the financial statements

                                EZFOODSTOP.COM
                     STATEMENT OF OPERATIONS AND DEFICIT


                                                Cumulative Amounts
                                    Date of         For the          For the
                                 Incorporation    Year Ended       Period From
                                  (2/4/2000)      December 31      Inc.(2/4/00)
                                 to 12/31/01          2001          to 12/31/00
                                    (U.S.$)          (U.S.$)          (U.S.$)
                                  -------------   -------------   --------------

Expenses

Administrative and office          $       643     $        25     $       618
Advertising and promotion                  650             650              -
Bank charges and interest                  343             224             119
Legal and accounting                     4,625           2,825           1,800
Office equipment                           476              35             441
Office rent                              2,645           1,500           1,145
Trust and filing                        16,304           9,457           6,847

Net loss for the year/period           (25,686)        (14,716)        (10,970)

Deficit-beginning of year/period            -          (10,970)             -
                                  -------------   -------------   --------------
Deficit-end of year/period             (25,686)        (25,686)        (10,970)
                                  =============   =============   ==============

Basic and diluted weighted average
  number of shares outstanding      2,250,000        1,375,378
                                  =============   =============
Basic and diluted loss per share   $    (0.01)     $     (0.01)
                                  =============   =============














                    See notes to the financial statements

                                 EZFOODSTOP.COM
                             STATEMENT OF CASH FLOWS

                                                Cumulative Amounts
                                    Date of         For the          For the
                                 Incorporation    Year Ended       Period From
                                  (2/4/2000)      December 31      Inc.(2/4/00)
                                 to 12/31/01          2001          to 12/31/00
                                    (U.S.$)          (U.S.$)          (U.S.$)
                                  -------------   -------------   --------------

Cash Provided By (Used For):

Operating Activities

Net loss for the year/period       $   (25,686)   $    (14,716)   $    (10,970)

Adjustment to reconcile net loss to cash:
(decrease) increase in
  accounts payable                         600          (1,029)          1,629
increase in due to
  related party                            125             125              -
                                  -------------   -------------   --------------
                                       (24,961)        (15,620)         (9,341)
Financing Activity

Proceeds from the issue
  of share capital                      52,500              -           52,500
                                  -------------   -------------   --------------
Net Cash (used) provided
during the year/period                  27,539         (15,620)         43,159

Cash-beginning of
  year/period                               -           43,159              -
                                  -------------   -------------   --------------

Cash-end of year/period            $    27,539    $     27,539    $      43,159
                                  =============   =============   ==============











                    See Notes to the Financial Statements

                                 EZFOODSTOP.COM
            STATEMENT OF STOCKHOLDERS' EQUITY For the Period from the
                    Date of Incorporation (February 4, 2000)
                              to December 31, 2001



                                          Additional                  Total
                                Common     Paid-in    Accumulated  Stockholders'
                                 Stock     Capital      Deficit       Equity
                              ----------  ----------  -----------  -------------

                                 U.S.$       U.S.$       U.S.$         U.S.$

Shares issued                     2,250      50,250           -         52,500

Net loss                             -           -       (10,970)      (10,970)
                              ----------  ----------  -----------  -------------
Balance, Dec. 31, 2000            2,250      50,250      (10,970)       41,530

Net loss                             -           -       (14,716)      (14,716)
                              ----------  ----------  -----------  -------------
Balance, Dec. 31, 2001            2,250      50,250      (25,686)       26,814
                              ==========  ==========  ===========  =============











                     See Notes to the Financial Statements

                                 EZFOODSTOP.COM
                          (A Development Stage Company)
                        Notes to the Financial Statements
             For the Year December 31, 2001 and For the Period from
             Incorporation on February 4, 2000 to December 31, 2000


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

Net Loss Per Share

Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share reflects the potential dilution of securities that could occur if securities or other contracts (such as stock options and warrants) to issue common stock were exercised or converted into common stock. The Company has no outstanding stock options or warrants.

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

5.    RELATED PARTY TRANSACTION

All transactions with related party have occurred in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related party. The year end balances referred to below are non-interest bearing, payable on demand and have arisen from the provision of services, loan advances, and expense reimbursements described.

The Company was charged an aggregate of $2,418 during the year ended December 31, 2001 (year ended December 31, 2000 - $1,017) by a director for rent and reimbursement of expenses incurred on its behalf. At December 31, 2001, the Company owed this director $125 (2000 - $Nil).

6.    SUBSEQUENT EVENTS

On January 10, 2002, the Company changed its name to Far East Energy
Corporation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                   PART III

ITEM  9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
            ACT

Directors, Executive Officers and Control Persons

Name                    Age    Position(s) and Office(s)
Jawaharlal (Lal) Gondi  60     Chief Executive Officer, Chairman and a Director
Bill Jackson            57     President, Chief Operating Officer and a Director
Ramesh Kalluri          44     Secretary, Treasurer and a Director
Tun Aye Sai             55     Director of China Operations and a Director
John Springsteen        32     Vice President and Chief Financial Officer
Chris Jackson           32     Vice President of Corporate Development

      Jawaharlal (Lal) Gondi was appointed the Chief Executive Officer, Chairman and a director of the Company on December 31, 2001. Mr. Gondi is a geologist with an extensive financial background. He has eleven years of diverse mineral exploration experience and twenty-three years of corporate finance and investment knowledge of capital markets. He has served as director, senior officer or principal of a number of brokerage firms both in Canada & Europe. Mr. Gondi served as senior executive director of Union Capital, UK, a brokerage firm, from March 1993 to May 1997. He was self-employed from May 1997 to January 2001 trading public securities. Mr. Gondi has served on the board of directors and as the president of BPI Industries since January 2001, became its chairman in August 2001, and continued to serve in these positions until November 2001. He holds a Masters of Science degree in applied geology from Andhra University, Waltair, India and completed several advanced courses in geology & finance in North America.

      Bill Jackson was appointed the President, Chief Operating Officer and a director of the Company on December 31, 2001. Mr. Jackson has over thirty years of experience in the Engineering and Construction industry. He served as a vice president and the chief operating officer of the Shaw Group, an engineering and construction company, from November 1998 to June 1999. From February 2000 to present, Mr. Jackson has served as executive vice president and chief financial officer for Quality Technologies, an inspection services company. Prior to that, he also served as Vice President of Bechtel Corporation, Senior Vice President of Bechtel Services Corporation, and managed the Bechtel/Chevron Capital Projects Alliance, Worldwide Procurement and Contracts (including over 1,400 technical personnel), and a Joint Venture Company with EDS focused on Utility Plant Operations outsourcing. He was instrumental in the development and formation of the Bechtel worldwide contracts management organization. Mr. Jackson holds a Bachelor of Science degree from Texas A&M University, Commerce, Texas.

      Tun Aye Sai was appointed the Director of China Operations and a director of the Company on December 31, 2001. Mr. Sai has over 30 years of international mining and exploration experience. He has extensive experience in developing and managing mining projects in China and Southeast Asia. Mr. Sai has served as a director and consultant for Golden Pacific Resources since May 1994. He holds a Bachelor of Engineering degree in mining from Rangoon Institute of Technology, Rangoon, Burma and a post graduate diploma in management and administration from Institute of Economics, Rangoon, Burma.

      Ramesh Kalluri was appointed secretary, treasurer and a director of the Company on December 31, 2001. Mr. Kalluri has over eighteen years experience in environmental regulations, engineering/design management, construction, and start-ups. He was an engineer with Bechtel Corporation from September 1991 to February 1998. He served as a vice president for GSG, an engineering company, from March 1998 to December 1998. Mr. Kalluri has been president of the Kalluri Group, an engineering company, since January 1999. He has also held senior engineering positions with Bechtel Corporation, Turner, Collie & Braden, Inc. and Jay Engineering. Mr. Kalluri holds a Bachelor of Science degree in civil engineering from Andhra University, Waltair, India and a Masters of Science in environmental engineering from McGill University.

      John Springsteen was appointed the Vice President and Chief Financial Officer of the Company on December 31, 2001. Mr. Springsteen has over a decade of experience in international business, management consulting, and environmental engineering. He was a senior consultant for Ernst & Young from September 1996 to September 1998, a manager at the Chicago Group from September 1998 to September 2000, and a managing consultant at the Bridge Strategy Group from September 2000 to June 2001. From October 2001 to present he has served as a vice president of Value Partners Group. Mr. Springsteen holds a Bachelor of Science degree in civil and environmental engineering from the Massachusetts Institute of Technology and a Masters of Business Administration from the Kellogg Graduate School of Management at Northwestern University.

      Chris Jackson was appointed Vice President of Corporate Development of the Company on December 31, 2001. Chris Jackson is the son of Bill Jackson, the Company's president. Mr. Jackson has experience in the areas of business development, marketing, project management, and alliances and partnerships. He served as president of iCon Logistics, a transportation services company, from July 1999 to January 2000. From February 2000 to May 2001, Mr. Jackson was an executive vice president in sales for Quality Technologies. He served as a vice president for Infrastructure World, Inc., an Internet company from June 2001 to January 2002. Prior to 1999, he worked for Bechtel Corporation, Electronic Data Systems (EDS), and consulted to companies like Phelps Dodge, British Borneo, and Kaiser Aluminum. Mr. Jackson holds a Bachelor of Science degree in business administration and finance from Texas A&M University, Commerce, Texas.

Compliance with Section 16(a) of the Exchange Act

      Based solely upon a review of forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 2001, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM 10.    EXECUTIVE COMPENSATION

      No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the fiscal years 2001 and 2000. The following table provides summary information for the years 2001 and 2000 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of the Company's chief executive officer.

                           SUMMARY COMPENSATION TABLES

                                              Annual Compensation
                             ---------------------------------------------------
     Name and                                                Other Annual
Principal Position    Year    Salary ($)     Bonus ($)       Compensation ($)
--------------------------------------------------------------------------------
    John Green,       2001      - 0 -          - 0 -              - 0 -
     President
--------------------------------------------------------------------------------
    John Green,       2000      - 0 -          - 0 -              - 0 -
     President
--------------------------------------------------------------------------------

                                  Long Term Compensation
                        ------------------------------------------
                                     Awards               Payouts
                        ------------------------------------------
                         Restricted  Securities Underlying  LTIP     All Other
Name and Principal         Stock          Options/         Payouts  Compensation
     Position      Year Award(s)($)       SARs(#)            ($)        ($)
-------------------------------------------------------------------------------
   John Green,     2001    - 0 -           - 0 -          - 0 -      - 0 -
    President
-------------------------------------------------------------------------------
   John Green,     2000    - 0 -           - 0 -          - 0 -      - 0 -
    President
-------------------------------------------------------------------------------


                                      Option/SAR Grants in Last Fiscal Year
                                               (Individual Grants)
                                  ---------------------------------------------
                                   Percent of Total
       Name           Number of      Options/SARs   Exercise of
                     Securities       Granted to     Base Price Expiration Date
                     Underlying   Employees In Fiscal  ($/Sh)
                   Options/SARs(1)       Year
-------------------------------------------------------------------------------
   Bill Jackson       1,000,000         25.1%       $0.65/Share January 29, 2009
-------------------------------------------------------------------------------
 John Springsteen      200,000           5.0%       $0.65/Share January 29, 2009
-------------------------------------------------------------------------------
   Chris Jackson       300,000           7.5%       $0.65/Share January 29, 2009
-------------------------------------------------------------------------------
 Jawaharlal Gondi     1,000,000         25.1%       $0.65/Share January 29, 2009
-------------------------------------------------------------------------------
    Tun Aye Sai        300,000           7.5%       $0.65/Share January 29, 2009
-------------------------------------------------------------------------------
  Mike McElwrath       100,000           2.5%       $0.65/Share January 29, 2009
-------------------------------------------------------------------------------
    Larry Izzo         30,000            0.8%       $0.65/Share January 29, 2009
-------------------------------------------------------------------------------
     Ben Malek         30,000            0.8%       $0.65/Share January 29, 2009
-------------------------------------------------------------------------------
  Ramesh Kalluri       150,000           3.8%       $0.65/Share January 29, 2009
-------------------------------------------------------------------------------
    Joe Cooper         600,000          15.0%       $0.65/Share January 29, 2009
-------------------------------------------------------------------------------
    Don Gunther        280,000           7.0%       $0.65/Share January 29, 2009
-------------------------------------------------------------------------------

      (1) These options to purchase shares of the Company's Common Stock were granted to these individuals on January 29, 2002 to reward them as incentive based stock options and to motivate these persons. These options to purchase shares vest in five (5) equal allotments with twenty percent (20%) vesting and being exercisable on July 29, 2002, and the remaining eighty percent (80%) vesting and being exercisable in four (4) equal annual increments beginning on January 29, 2003 and continuing until January 29, 2006. All of these options are exercisable until and expire on January 29, 2009. Because these options and the shares underlying these options are being provided as motivation to the individuals only, both the option and the underlying shares may not be sold, transferred, assigned, pledged for a loan, margined, hypothecated or exchanged, except pursuant to the laws of descent, for a period of two (2) years from the date of grant.

Employment Agreements

      Each of Mr. Gondi, Mr. Bill Jackson, Mr. Springsteen, and Mr. Chris Jackson have entered into employment agreements with the Company. Pursuant to these employment agreements, Mr. Gondi, Mr. Bill Jackson, Mr. Springsteen, and Mr. Chris Jackson have agreed to devote both business and professional time and efforts to our business as our Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer, and Vice President of Corporate Development, respectively. Each may be entitled to receive, at the sole discretion of our Board of Directors or a committee thereof, bonuses based on the achievement (in whole or in part) by the Company of our business plan and achievement by the employee of fixed personal performance objectives.

Director Compensation

      The Company's directors are not compensated for any meeting of the board of directors which they attend.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information concerning the ownership of the Company's Common Stock as of March 26, 2002, with respect to:
(i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The number of shares listed as beneficially owned in the following table reflect the forward stock split of eighteen-for-one (18-for-1) of the Company's issued and outstanding common stock which became effective on January 1, 2002. As of March 26, 2002, there were 45,750,500 shares of Common Stock issued and outstanding.

  Title of Class       Name and Address of       Amount and Nature   Percent of
                         Beneficial Owner          of Beneficial      Class (1)
                                                   Ownership(1)
--------------------------------------------------------------------------------
                      Executive Officers and
                            Directors
--------------------------------------------------------------------------------

   Common Stock            Bill Jackson              1,000,000          2.2%
($0.001 par value)  400 N. Sam Houston Pkwy E.
                            Suite 205
                       Houston, Texas 77060
--------------------------------------------------------------------------------
   Common Stock          Jawaharlal Gondi          7,000,000 (2)        15.3%
($0.001 par value)  400 N. Sam Houston Pkwy E.
                            Suite 205
                       Houston, Texas 77060
--------------------------------------------------------------------------------
   Common Stock            Tun Aye Sai               1,000,000          2.2%
($0.001 par value)  400 N. Sam Houston Pkwy E.
                            Suite 205
                       Houston, Texas 77060
--------------------------------------------------------------------------------
   Common Stock           Ramesh Kalluri              150,000       Less than 1%
($0.001 par value)  400 N. Sam Houston Pkwy E.
                            Suite 205
                       Houston, Texas 77060
--------------------------------------------------------------------------------
   Common Stock          John Springsteen             200,000       Less than 1%
($0.001 par value)  400 N. Sam Houston Pkwy E.
                            Suite 205
                       Houston, Texas 77060
--------------------------------------------------------------------------------
   Common Stock           Chris Jackson               100,000       Less than 1%
($0.001 par value)  400 N. Sam Houston Pkwy E.
                            Suite 205
                       Houston, Texas 77060
--------------------------------------------------------------------------------
   Common Stock      Directors and Executive
($0.001 par value)     Officers as a Group           9,450,000          20.7%
                         (6 individuals)
--------------------------------------------------------------------------------

      (1) The number of shares and the percentage of the class beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

      (2) Jawaharlal Gondi is the principal beneficial owner of 100% of the voting stock of the Arthi Trust. The Arthi Trust owns 4,000,000 shares of the Company's Common Stock. These shares are reflected in the total 7,000,000 shares owned by Jawaharlal Gondi.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Bill Jackson, the president of the Company, is executive vice president and chief financial officer for Quality Technologies, which subleases the office space to the Company in Houston. Bill Jackson is the father of Chris Jackson, the Company's vice president of corporate development.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 14 of this Form 10-KSB, which is incorporated herein by reference.

(b) No reports on Form 8-K were filed on the Company's behalf during the quarter ended December 31, 2000.

(c) A Form 8-K was filed on February 11, 2002 regarding the Product Sharing Contracts entered into by the Company with the China United Coal Bed Methane Corporation ("CUCBM").

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March 2002.

                                                Far East Energy Corporation

                                                /s/ Bill Jackson
                                                -----------------------------
                                                Bill Jackson, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date


/s/ Bill Jackson              President, Operating Officer  March 29, 2002
Bill Jackson                  and Director

/s/ Jawaharlal Gondi          Chief Executive Officer       March 29, 2002
Jawaharlal Gondi              and Director

/s Tun Aye Sai                Director of China Operations  March 29, 2002
Tun Aye Sai                   and Director

/s/ Ramesh Kalluri            Secretary, Treasurer and a    March 29, 2002
Ramesh Kalluri                Director

/s John Springsteen           Vice President and Chief      March 29, 2002
John Springsteen              Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT     PAGE
NO.         NO.         DESCRIPTION

3(i)        *           Articles of Incorporation of the Company.

3(ii)       *           Bylaws of the Company.

10(i)       *           Joint Venture Agreement dated January 25, 2002 by and
                        between China United Coalbed Methane Corporation, Ltd.
                        and the Company.

10(iii)     *           January 25, 2002, Product Sharing Contract, for
                        Exploitation of Coalbed Methane Resources in Enhong and
                        Laochang, Yunnan Province, the People's Republic of
                        China, by and between China United Coalbed Methane Corp.
                        Ltd., and the Company.

10(iv)      *           January 25, 2002, Product Sharing Contract, for
                        Exploitation of Coalbed Methane Resources in Zhaotong,
                        Yunnan Province, the People's Republic of China, by and between China United Coalbed Methane Corp. Ltd., and the
                        Company.

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.