Form 10QSB
period 2002-03-31
FAR EAST ENERGY CORP
filed 2002-05-14
CIK 1124024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ____________________ to
_____________________.

Commission file number: 0-32455

                         FAR EAST ENERGY CORPORATION
                (Name of Small Business Issuer in Its Charter)


      Nevada                                              88-0459590
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification Number)

       400 N. Sam Houston Parkway East, Suite 205, Houston, Texas 77060
             (Address of Principal Executive Offices) (Zip Code)

                               (713) 586-1900
               (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [ ]

The number of shares outstanding of Registrant's common stock, par value $0.001 ("Common Stock") as of May 9, 2002 was 45,750,500.

Transitional Small Business Disclosure Format (check one):

                                Yes [ ] No [X]

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION...............................................3

      Item 1.     Financial Statements.......................................3

                  Consolidated Unaudited Financial Statements..............F-1

      Item 2.     Management's Discussion And Analysis and Plan of Operation.4

                  Forward-looking Information................................4

                  Overview...................................................4

                  Results Of Operations......................................4

                  Capital Resources And Liquidity............................5

                  Recent Acquisitions........................................5

PART II - OTHER INFORMATION..................................................6

      Item 5.     Other Information..........................................6

      Item 6.     Exhibits and Reports on Form 8-K...........................7

INDEX TO EXHIBITS............................................................8

                        PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

      Except as otherwise required by the context, references in this quarterly report to "we," "our," "us" or "the Company" refer to Far East Energy Corporation and its subsidiaries and predecessors.

      Our unaudited interim financial statements including a balance sheet as of the fiscal quarter ended March 31, 2002, a statement of operations and a statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto beginning on F-1 and are incorporated herein by this reference.

      The financial statements included herein have been prepared internally, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been omitted. However, in our opinion, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2001.

                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)
                                  Balance Sheet
                                At March 31, 2002


                                                                       (U.S.$)
                                                                     (unaudited)
                                     ASSETS

Current Assets
            Cash                                                       3,056,891
                                                                     ===========

                                  LIABILITIES

Current Liabilities
            Accounts Payable                                              27,463
                                                                     -----------
                              STOCKHOLDERS' EQUITY

Share Capital (note 4)
            Authorized: 100,000,000 common shares, par value $0.001 per share
            Issued:  45,750,500 common shares                             45,751
            Additional paid in capital                                 3,058,822
            Deficit accumulated during the Development Stage            (75,144)
                                                                     -----------
                                                                       3,029,428
                                                                     -----------
Continuance of Operations (note 3)                                     3,056,891
                                                                     ===========

                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)
                Statements of Operations and Accumulated Deficit
          For the Three Months Ended March 31, 2002 and March 31, 2001

                                             Cumulative
                                               Amounts
                                               Date of
                                            Incorporation
                                           (February 4, 2000)
                                            to March 31,   For the Three Months Ended
                                                2002               March 31,
                                               (U.S.$)              (U.S.$)
                                             (unaudited)          (unaudited)
                                           -------------------------------------------
                                                               2002          2001
                                                          ----------------------------
Expenses
    Administrative and office                          643             -             -
    Advertising and promotion                          650             -             -
    Bank charges                                       456           113            46
    Legal and accounting                            42,389        37,764         1,125
    Miscellaneous                                      434           434            10
    Postage and Delivery                                19            19             -
    Office equipment                                   476             -             -
    Office rent                                      2,895           250             -
    Professional services                            9,663         9,663         4,119
    Trust and filing                                17,519         1,215           208
                                           -------------------------------------------
Net income (loss) for the period                   (75,144)      (49,458)       (5,508)
Deficit - beginning of period                            -       (25,686)      (10,970)
                                           -------------------------------------------
Deficit - end of period                            (75,144)      (75,144)      (16,478)
                                           ===========================================

Weighted average number of shares outstanding (note 4)        45,750,500    40,500,000
                                                          ============================
Loss per share                                            $        (0.00) $      (0.00)
                                                          ============================


                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
                  For the Period from the Date of Incorporation
                (February 4, 2000) to March 31, 2002 (unaudited)

                                                                            Total
                                   Common     Additional   Accumulated  Stockholders'
                                    Stock    Paid-in-Capital Deficit        Equity
                                    U.S.$        U.S.$        U.S.$         U.S.$
                                ------------------------------------------------------
Shares issued                           2,250       50,250            -         52,500
Net income (loss)                           -            -      (10,970)       (10,970)
                                ------------------------------------------------------
Balance, December 31, 2000              2,250       50,250      (10,970)        41,530

Net income (loss)                           -            -      (14,716)       (14,716)
                                ------------------------------------------------------
Balance, December 31, 2001              2,250       50,250      (25,686)        26,814

18 for 1 Stock Split                   38,250      (38,250)                         -
Shares issued                           5,251    3,046,822                   3,052,072
Net income (loss)                           -            -      (49,458)       (49,458)
                                ------------------------------------------------------
Balance, March 31, 2002                45,751    3,058,822      (75,144)     3,029,428
                                ======================================================


                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)
                            Statements of Cash Flows
          For the Three Months Ended March 31, 2002 and March 31, 2001

                                          Cumulative
                                           Amounts
                                           Date of
                                        Incorporation
                                      (February 4, 2000)  For the Three Months Ended
                                      to March 31, 2002            March 31,
                                           (U.S.$)                  (U.S.$)
                                         (unaudited)              (unaudited)
                                     -------------------------------------------------
                                                              2002           2001
                                                         -----------------------------
Cash Provided By (Used For):

Operating Activities
    Net loss for the period                       (75,144)       (49,458)       (5,508)
    Adjustment to reconcile net loss to cash:
      - increase in accounts payable               27,463         26,738        (1,183)
                                     -------------------------------------------------
                                                  (47,681)       (22,720)       (6,691)

Financing Activity
    Proceeds from the issue of share capital    3,104,572      3,052,072
                                     -------------------------------------------------


Net cash provided (used) during the period      3,056,891      3,029,352        (6,691)
Cash - beginning of period                                        27,539        43,159
                                     -------------------------------------------------
Cash - end of period                            3,056,891      3,056,891        36,468
                                     =================================================


                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)
                        Notes to the Financial Statements
              For the Three Months Ended March 31, 2002 (unaudited)

1.    THE CORPORATION AND ITS BUSINESS

      The Company was incorporated as Egoonline.com in the State of Nevada, United States of America on February 4, 2000 under the Nevada Revised Statutes, Chapter 78, Private Companies, and changed its name to EZfoodstop.com on April 26, 2000. EZFoodstop.com changed its name to Far East Energy Corporation on January 10, 2002.

      The Company has offices in Houston, Texas and Reno, Nevada. The Company is in its development stage and to date its activities have been limited to initial organization and capital formation.

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

3.    GOING CONCERN

      The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no source of revenue. The ability of the Company to continue as a going concern is dependent upon its ability to raise substantial funds for use in development activities.

4.    SHARE CAPITAL

      Authorized

      The authorized share capital consists of 100,000,000 shares of common stock with a par value of $0.001.

      Issued

      Prior to an 18 for 1 forward stock split:

            1,250,000 common shares were issued at $0.002 per share for a consideration of $2,500. 1,000,000 common shares were issued at $0.05 per share for a consideration of $50,000.

      Subsequent to an 18 for 1 forward stock split:

            5,250,500 common shares were issued at $0.65 per share. Net of expenses associated with the offering, consideration to the Company was $3,052,072.

Item 2.     Management's Discussion And Analysis and Plan of Operations

Forward-looking Information

      This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

Overview

      Our operations for the first quarter of 2002 and throughout 2001 consisted of searching for a viable merger or acquisition candidate. This search successfully concluded on January 25, 2002 when we executed two (2) Production Sharing Contracts with China United Coal Bed Methane Corporation ("CUCBM"). Pursuant to the two Production Sharing Contracts which are subject to formal ratification by the Ministry of Foreign Trade and Economic Cooperation ("MOFTEC'), we received the authority from CUCBM to jointly explore, develop, produce and sell coal bed methane gas in and from a total area of 1,330 square kilometers in the Yunnan Province of the People's Republic of China. The exploration program will not be commenced by us until the Agreement is formally ratified by MOFTEC, which is expected to occur prior to June 30, 2002.

Results Of Operations

      The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2001; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three month period ended March 31, 2002 as compared to that period in 2001. A meaningful comparison of the two periods cannot be achieved as we were not pursuing the exploration, development, extraction and sale of coal bed methane gas in China during the first quarter of 2001 versus our current focus.

      We had no revenue or income for the quarter ended March 31, 2002 and no revenue for the first quarter in 2001. Our operating loss increased to $49,458 for the quarter ended March 31, 2002 as compared to $5,508 for the first quarter in 2001. The increase in our operating loss is primarily attributable to legal and accounting expenses which increased from $1,125 for the first quarter in 2001 to $37,764 for the quarter ended March 31, 2002.

      Our current assets as of March 31, 2002 were $3,056,891 as compared to $36,468 as of March 31, 2001. This increase in current assets is due entirely to cash received as a result of our sale of 5,250,500 shares of Common Stock at $0.65 per share.

Capital Resources And Liquidity

      During the three month period ended March 31, 2002, we sold 5,250,500 shares of Common Stock at US$0.65 per share to a group of accredited entities for a total offering price of $3,412,825. The offering was made pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933.

      Although there was a net loss from our operating activities, as a result of the Offering there was a dramatic increase in our liquidity. Net cash provided from financing activities increased dramatically to $3,052,072 for the quarter ended March 31, 2002 from $0 for the same period in 2001.

      We anticipate that the commencement of our business operations in China will drastically increase expenses and, if such operations are successful, revenues. Although we are confident that the Production Sharing Agreements will be ratified by MOFTEC and a final agreement memorializing the terms of the memorandum of understanding will be executed, no assurances can be given. In the event the Production Sharing Agreements are not ratified and a final agreement is not executed, we will move forward in the natural gas industry in China by virtue of our recent acquisition of rights to methane gas in the Guizhou Province as discussed below, and will begin searching for a suitable merger or acquisition candidate.

      As a result of our recent sale of equity, we believe that our current cash position of approximately $3,000,000 will be sufficient to satisfy our operating needs for the next eighteen (18) months. We intend to utilize the proceeds raised to support our current and proposed business operations in China. If the proceeds are not enough to satisfy our operating needs and we are unable to generate revenues and/or obtain bank loans on favorable terms and/or sell additional shares of our equity securities to secure the cash required to conduct our business operations for the next eighteen (18) months, we could fail. Because we have acquired a raw undeveloped potential natural resource which will require substantial exploration and development, we do not expect to generate meaningful revenues until at least October 2004. Expenses associated with the exploration and development are expected to exhaust our cash reserves in approximately eighteen (18) months. Expenses beyond this time may have to be financed through cash flow, which may not yet be available if production and sales of coal bed methane gas are not significant, or through future financings of equity and/or debt.

Recent Acquisitions

      On April 24, 2002, we executed a memorandum of understanding ("Memorandum") with Panjiang Coal-Electricity Co. Ltd. ("Panjiang") of Panxian County, Guizhou Province, in the People's Republic of China. Under the Memorandum, we will extract and use coal mine methane gas from six (6) operating Panjiang coal mines which cover an area of 120 square kilometers. We await a certified petroleum engineer's report concerning the size of this natural resource.

      In consideration for our right to capture this coal mine methane gas, we have agreed to pay a total of $3,300,000 to Panjiang over the next three (3) years with $300,000 being paid at the beginning of the thirteenth (13th) month, $600,000 being paid at the beginning of the nineteenth (19th) month, $1,100,000 being paid at the beginning of the twenty-seventh (27th) month, and $1,300,000 being paid at the beginning of the thirty third (33rd) month. Additionally, we have agreed to provide Panjiang with 16,000,000 cubic meters per year of untreated, minimum 30% concentration, coal mine methane gas (equivalent to 5,500,000 cubic meters of pure methane) for use in Panjiang employee households. The term of the agreement is for twenty (20) years from the first sale of methane gas produced by us, and may be extended by mutually agreed terms. We may withdraw from the project at any time by providing ninety (90) days written notice to Panjiang. After the expiration of the first seven (7) year period, we will pay Panjiang the following percentage of net profits derived from our sale of coal mine methane gas and its products:

      Year Eight                         10%
      Year Nine through Sixteen          20%
      Year Seventeen through Twenty      50%

                                    PART II
                               OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

Change in Control

      On April 17, 2002, John Green, our former president, and Ann Frazer, our former secretary, transferred Twenty Two Million Five Hundred Thousand (22,500,000) shares ("Shares") of our Common Stock (post forward stock split) to thirty-one (31) persons ("Recipients"). John Green held Eighteen Million (18,000,000) shares, and Ann Frazer held Four Million Five Hundred Thousand (4,500,000) shares. There were 40,500,000 shares of Common Stock issued and outstanding as of that date giving Green and Frazer a combined control of 55.6%. Consideration for the Shares consist of services rendered, or to be rendered, by the Recipients to us.

      Only one person received shares equal to more than five percent (5%) of the Company's outstanding Common Stock, Jawaharlal Gondi. Mr. Gondi is the Company's Chairman and he owns 7,000,000 shares or 15.3%:

      Shareholder             Number of Shares  Percentage of Voting Securities
      Jawaharlal Gondi*       7,000,000         15.3%

*The Arthi Trust owns 4,000,000 shares of Common Stock and Jawaharlal Gondi is the principal beneficial owner of 100% of the voting stock of the Arthi Trust.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

(b) A Form 8-K was filed on February 11, 2002 regarding the Product Sharing Contracts we entered into with the China United Coal Bed Methane Corporation ("CUCBM").

(c) A Form 8-K was filed on May 14, 2002 regarding the change in our Certifying Accountant.


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of May, 2002.

                                          Far East Energy Corporation

                                          /s/ John Springsteen
                                          ------------------------------------
                                          John Springsteen, Vice President and
                                          Chief Financial Officer

                               INDEX TO EXHIBITS

      Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.

EXHIBIT     PAGE
NO.         NO.         DESCRIPTION

3.1         *           Articles of Incorporation

3.2         *           Bylaws