Form 10-Q
period 2002-06-30
FAR EAST ENERGY CORP
filed 2002-08-09
CIK 1124024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to
_____________________.

Commission file number: 0-32455

                         FAR EAST ENERGY CORPORATION
                         ---------------------------
         (Name of Small Business Issuer as Specified in Its Charter)


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

                               (713) 586-1900
                               ---------------
               (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [ ]

The number of shares outstanding of Registrant's common stock, par value $0.001 ("Common Stock") as of August 1, 2002 was 45,750,500.

Transitional Small Business Disclosure Format (check one):

                                Yes [ ] No [X]

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION...............................................1

      Item 1.  Financial Statements..........................................1

                  Consolidated Unaudited Financial Statements..............F-1

      Item 2.  Management's Discussion And Analysis and Plan of4Operation....2

                  Forward-looking Information................................2

                  Overview...................................................2

                  Results Of Operations......................................3

                  Capital Resources And Liquidity............................3

PART II - OTHER INFORMATION..................................................4

      Item 4.  Submission of Matters to a Vote of Security Holders...........4

      Item 6.  Exhibits and Reports on 6orm 8-K..............................4

INDEX TO EXHIBIT.............................................................6

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

      Except as otherwise required by the context, references in this quarterly report to "we," "our," "us" or "the Company" refer to Far East Energy Corporation and its subsidiaries and predecessors.

      Our unaudited interim financial statements including a balance sheet as of the fiscal quarter ended June 30, 2002, a statement of operations and a statement of cash flows for the interim period up to the date of such balance sheet and the comparable periods of the preceding fiscal year are attached hereto beginning on F-1 and are incorporated herein by this reference.

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

                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                                 Balance Sheet
                   As at December 31, 2001 and June 30, 2002


                                                     (U.S.$)          (U.S.$)
                                                    (audited)       (unaudited)
                                                December 31, 2001  June 30, 2002
                                                -----------------  -------------
       ASSETS

Current Assets
    Cash and Cash Equivalents                     $       27,539   $  2,451,882

Property and Equipment
    Equipment                                                 -          23,412

Other Assets
    Investment in Contract Rights                             -       3,300,000
                                                    --------------  ------------
TOTAL ASSETS                                              27,539      5,775,294
                                                    ==============  ============
        LIABILITIES

Current Liabilities
    Accounts Payable                                         725         55,683
    Current Portion of Long-Term Liabilities                  -         300,000
    Total Current Liabilities                                725        355,683
                                                    --------------  ------------
Long-Term Liabilities
    Other Long-Term Liabilities                               -       3,000,000
                                                    --------------  ------------
TOTAL LIABILITIES                                            725      3,355,683
                                                    --------------  ------------

          STOCKHOLDERS' EQUITY

Stockholders' Equity (note 4)
    Authorized:100,000,000 common shares,
       par value $0.001 per share
    Issued: 2,250,000 common shares as of
       December 31, 2001                                   2,250
    Issued: 45,750,500 common shares as of June 30, 2002                 45,751
    Additional paid in capital                            50,250      3,058,822
    Deficit accumulated during the Development Stage     (25,686)      (684,962)
                                                    --------------  ------------
                                                          26,814      2,419,611
                                                    --------------  ------------
Continuance of Operations (note 3)                        27,539      5,775,294
                                                    ==============  ============

                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                Statements of Operations and Accumulated Deficit
         For the Six Month Periods Ended June 30, 2002 and June 30, 2001

                                          Cumulative
                                            Amounts
                                            Date of
                                         Incorporation
                                       (February 4, 2000)
                                          to June 30,      For the Six Month Periods Ended
                                             2002                     June 30,
                                            (U.S.$)                   (U.S.$)
                                          (unaudited)               (unaudited)
                                        -----------------  -------------------------------
                                                                  2002          2001
                                                              ------------   -----------
Revenues                                             0                  0             0

Expenses
    General and Administrative                 684,962            659,276        11,369
                                         -------------        ------------   -----------

Net loss for the period                      (684,962)           (659,276)      (11,369)
Deficit - beginning of period                      -              (25,686)      (10,970)
                                         -------------        ------------   -----------
Accumulated deficit - end of period          (684,962)           (684,962)      (22,339)
                                         =============        ============   ===========

Weighted average number of shares outstanding (note 4)         45,750,500    40,500,000
                                                              ============   ===========
Loss per share                                                $     (0.01)   $    (0.00)
                                                              ============   ===========

                                       F-2

                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                Statements of Operations and Accumulated Deficit
        For the Three Month Periods Ended June 30, 2002 and June 30, 2001

                                          Cumulative
                                            Amounts
                                            Date of
                                         Incorporation
                                       (February 4, 2000)
                                          to June 30,      For the Six Month Periods Ended
                                             2002                     June 30,
                                            (U.S.$)                   (U.S.$)
                                          (unaudited)               (unaudited)
                                        -----------------  -------------------------------
                                                                  2002          2001
                                                              ------------   -----------
Revenues                                            0                   0             0

Expenses
    General and Administrative                684,962             609,818         5,861
                                         -------------        ------------   -----------
Net loss for the period                     (684,962)            (609,818)       (5,861)
Deficit - beginning of period                     -               (75,144)      (16,478)
                                         -------------        ------------   -----------
Accumulated deficit - end of period         (684,962)            (684,962)      (22,339)
                                         =============        ============   ===========

Weighted average number of shares outstanding (note 4)         45,750,500    40,500,000
                                                              ============   ===========
Loss per share                                                $     (0.01)   $    (0.00)
                                                              ============   ===========


                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                  Statement of Changes in Stockholders' Equity For the Period from the Date of Incorporation(February 4, 2000) to June 30, 2002

                                                                             Total
                                 Common        Additional    Accumulated  Stockholders'
                                  Stock     Paid-in-Capital    Deficit       Equity
                                  U.S.$         U.S.$           U.S.$         U.S.$
                               -----------  ---------------  -----------  -------------
Shares issued                       2,250          50,250            -          52,500
Net loss                               -               -        (10,970)       (10,970)
                               -----------  ---------------  -----------  -------------
Balance, December 31, 2000          2,250          50,250       (10,970)        41,530

Net loss                               -               -        (14,716)       (14,716)

Balance, December 31, 2001          2,250          50,250       (25,686)        26,814

18 for 1 Stock Split               38,250         (38,250)                          -
Shares issued                       5,251       3,046,822                    3,052,073
Net loss                               -               -       (659,276)      (659,276)
                               -----------  ---------------  -----------  -------------
Balance, June 30, 2002             45,751       3,058,822      (684,962)     2,419,611
                               ===========  ===============  ===========  =============

                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                            Statements of Cash Flows
         For the Six Month Periods Ended June 30, 2002 and June 30, 2001

                                               Cumulative
                                                 Amounts
                                                 Date of
                                              Incorporation
                                            (February 4, 2000)
                                               to June 30,      For the Six Month Periods Ended
                                                  2002                     June 30,
                                                 (U.S.$)                   (U.S.$)
                                               (unaudited)               (unaudited)
                                             -----------------  -------------------------------
                                                                       2002          2001
                                                                   ------------   -----------
Cash Provided By (Used For):

Operating Activities
    Net loss for the period                        (684,962)          (659,276)     (11,369)
    Adjustment to reconcile net loss to cash:
      - increase in accounts payable                 55,684             54,959       (1,229)
                                              --------------        -----------  -----------
                                                   (629,278)          (604,317)     (12,598)
                                              --------------        -----------  -----------
Investing Activity
    Investments in property and equipment           (23,412)           (23,412)          -
                                              --------------        -----------  -----------
Financing Activity
    Proceeds from the sale of common stock        3,104,572          3,052,072           -
                                              --------------        -----------  -----------

Increase (decrease) in cash and cash equivalents  2,451,882          2,424,343      (12,598)
Cash and cash equivalents - beginning of period       -                 27,539       43,159
                                              --------------        -----------  -----------
Cash and cash equivalents - end of period         2,451,882          2,451,882       30,561
                                              ==============        ===========  ===========

Non-Cash Transactions
    Acquisition of contract rights                3,300,000          3,300,000           -
                                              ==============        ===========  ===========

                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)
                      Notes to the Financial Statements
           For the Six Month Period Ended June 30, 2002 (unaudited)

1.    THE CORPORATION AND ITS BUSINESS

      The Company was incorporated as Egoonline.com in the State of Nevada, United States of America on February 4, 2000 under the Nevada Revised Statutes, Chapter 78, Private Companies, and changed its name to EZfoodstop.com on April 26, 2000. EZFoodstop.com changed its name to Far East Energy Corporation on January 10, 2002.

      The Company's United States office is located in Houston, Texas, and the Company has offices in the Yunnan and Guizhou Provinces of the People's Republic of China, specifically in the city of Guiyang, Guizhou Province and the city of Kunming, Yunnan Province. The Company is in its development stage and to date its activities have been limited to initial organization, capital formation, and CBM well drill planning.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

      These financial statements have been prepared in US Dollars using US Generally Accepted Accounting Principles.

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

4.    COMMON STOCK

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

5.    ACQUISITION OF ASSETS

      On June 5, 2002, we executed a Sino-Foreign Joint Venture Contract (the "Contract") with Panjiang Coal-Electricity (Group) Co. Ltd. ("Panjiang") to establish a joint venture limited liability company ("Joint Venture") in the People's Republic of China to extract and use coal mine methane gas from six (6) operating Panjiang coal mines which cover an area of 120 square kilometers. This Contract was entered into on our behalf by our wholly owned subsidiary Far East Energy (BVI), Inc., an international business company incorporated in the British Virgin Islands. We are developing drilling plans to prove and exploit the resources in our contract areas in the Guizhou Province.

      In consideration for this right to capture Panjiang's coal mine methane gas, the Company will pay a total of $3,300,000 to Panjiang over the next three (3) years with $300,000 being paid at the beginning of the thirteenth (13th) month, $600,000 being paid at the beginning of the nineteenth (19th) month, $1,100,000 being paid at the beginning of the twenty-seventh (27th) month, and $1,300,000 being paid at the beginning of the thirty-third (33rd) month. Additionally, the Company has agreed to provide Panjiang with 16,000,000 cubic meters per year of untreated, minimum 30% concentration, coal mine methane gas (equivalent to 5,500,000 cubic meters of pure methane) for use in Panjiang employee households. The Company has also committed to provide all of the necessary funds for the extraction and use of the coal mine methane gas operations over the twenty
      (20) year term of the Contract.

      Panjiang will, in addition to allowing full and complete access to the coal mine methane gas, do the following:

     o Apply to the relevant authorities for the establishment of the Joint Venture and obtain necessary approvals;
     o      Assist in obtaining a business license for the Joint Venture;
     o Assist in getting land use rights, water use rights, electricity supply and other necessities for field development, well drilling, installation, upgrading, purification of coal mine methane gas and production of chemical products;
     o Provide all the land use rights for the household use methane gas pipelines;
     o      Assist the foreign employees in getting relevant visas;
     o Assist in purchasing equipment, materials, vehicles, communication equipment; and,
     o Assist in the design and construction of the project, and in recruiting managers, technicians, workers and other required employees.

      The Company may withdraw from the Panjiang project at any time by providing ninety (90) days written notice. During the first seven (7) year period, the Company will receive one hundred percent (100%) of the profits derived from its sale of coal mine methane gas and its products. After the expiration of the first seven (7) year period, the Company will pay Panjiang the following percentage of net profits derived from its sale of coal mine methane gas and its products:

      Year Eight                       10%
      Year Nine through Sixteen        20%
      Year Seventeen through Twenty    50%

6.    LONG-TERM LIABILITIES

      Long-term liabilities consist of obligations arising from the acquisition of certain assets as more fully described in "Note 5. Acquisition of Assets."

            Liabilities associated with the acquisition
            of certain contract rights                      $3,300,000

            Less current maturities included in
            current liabilities                                300,000
                                                            -----------

                                                            $3,000,000


      Following are maturities of long-term liabilities for each of the next three years:

                              Year                 Amount

                              2003              $   600,000
                              2004                1,100,000
                              2005                1,300,000
                                                -----------
                                                $ 3,000,000

Item 2. Management's Discussion And Analysis and Plan of Operations

Forward-looking Information

      This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. Some of these factors include risks associated with doing business in China, changes in environmental regulation, variations in coalbed methane well development costs, and fluctuations in natural gas prices.

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

Overview

      Our operations for the six months ended June 30, 2002 and throughout 2001 consisted of searching for a viable merger or acquisition candidate and developing drilling plans. We executed two (2) Production Sharing Contracts with China United CoalBed Methane Corporation ("CUCBM") on January 25, 2002. Pursuant to the two Production Sharing Contracts, which are subject to formal ratification by the Ministry of Foreign Trade and Economic Cooperation ("MOFTEC'), we received the authority from CUCBM to jointly explore, develop, produce and sell coalbed methane gas in and from a total area of 1,330 square kilometers in the Yunnan Province of the People's Republic of China.

      On June 5, 2002, we executed a Sino-Foreign Joint Venture Contract (the "Contract") with Panjiang Coal- Electricity (Group) Co. Ltd. ("Panjiang") to establish a joint venture limited liability company ("Joint Venture") in the People's Republic of China to extract and use coalmine methane gas from six (6) operating Panjiang coalmines which cover an area of 120 square kilometers. This Contract was entered into on our behalf by our wholly owned subsidiary Far East Energy (BVI), Inc., an international business company incorporated in the British Virgin Islands. We are developing drilling plans to prove and exploit the resources in our contract areas in the Guizhou Province.

      In consideration for the right to capture Panjiang's coalmine methane gas, we will pay a total of $3,300,000 to Panjiang over the next three (3) years with $300,000 being paid at the beginning of the thirteenth (13th) month, $600,000 being paid at the beginning of the nineteenth (19th) month, $1,100,000 being paid at the beginning of the twenty-seventh (27th) month, and $1,300,000 being paid at the beginning of the thirty-third (33rd) month. Additionally, we have agreed to provide Panjiang with 16,000,000 cubic meters per year of untreated, minimum 30% concentration, coalmine methane gas (equivalent to 5,500,000 cubic meters of pure methane) for use in Panjiang employee households. We have also committed to provide all of the necessary funds for the extraction and use of the coalmine methane gas operations over the twenty (20) year term of the Contract.

      Panjiang will, in addition to allowing full and complete access to the coalmine methane gas, effect the following:

     o Apply to the relevant authorities for the establishment of the Joint Venture and obtain necessary approvals;
     o      Assist in obtaining a business license for the Joint Venture;
     o Assist in getting land use rights, water use rights, electricity supply and other necessities for field development, well drilling, installation, upgrading, purification of coalmine methane gas and production of chemical products;
     o Provide all the land use rights for the household use methane gas pipelines;
     o      Assist the foreign employees in getting relevant visas;
     o Assist in purchasing equipment, materials, vehicles, communication equipment; and

     o Assist in the design and construction of the project, and in recruiting managers, technicians, workers and other required employees.

      We may withdraw from the Panjiang project at any time by providing ninety
(90) days written notice. During the first seven (7) year period, we will receive one hundred percent (100%) of the profits derived from its sale of coalmine methane gas and its products. After the expiration of the first seven
(7) year period, we will pay Panjiang the following percentage of net profits derived from its sale of coalmine methane gas and its products:

      Year Eight                       10%
      Year Nine through Sixteen        20%
      Year Seventeen through Twenty    50%

Results Of Operations

      The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2001; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the six month period ended June 30, 2002 as compared to that period in 2001 and for the three month period ended June 30, 2002 as compared to the same period in 2001. A meaningful comparison of the periods in 2002 relative to the same periods in 2001 cannot be achieved as we did not have exploration, development, extraction and sale of coalbed methane gas activities in China during the first six months of 2001 versus our current focus.

      We had no revenue for the six months ended June 30, 2002 and no revenue for the same period in 2001. Our operating loss increased to $659,276 for the six months ended June 30, 2002 as compared to $11,369 for the same period in 2001, attributable to increases in general and administrative expenses related to our exploration, development, extraction and sale of coalbed methane gas in China.

      We had no revenue for the three months ended June 30,2002 and no revenue for the same period in 2001. Our operating loss for the three months ended June 30, 2002 was $609,818 as compared to $5,861 for the same period in 2001.

      Our current assets as of June 30, 2002 were $2,451,882 as compared to $30,561 as of June 30, 2001. The increase in current assets is due entirely to cash received as a result of our March 2002 private placement 5,250,500 shares of Common Stock at $0.65 per share.

Capital Resources And Liquidity

      During the six month period ended June 30, 2002, we sold 5,250,500 shares of Common Stock at US$0.65 per share to a group of accredited entities for a total offering price of $3,412,825. The offering was made pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933.

      Although there was a net loss from our operating activities, due to financing there was an increase in our liquidity. Net cash provided from financing activities increased to $3,052,072 for the six months ended June 30, 2002 from $0 for the same period in 2001.

      Business operations in China will continue to increase our expenses and, if such operations are successful, our revenues. We are moving forward in the natural gas industry in China by virtue of our recent acquisition of rights to methane gas in the Guizhou Province from Panjiang. We are confident that the Production Sharing Agreements for properties in the Yunnan Province will be ratified by MOFTEC and a final agreement memorializing the terms of the memorandum of understanding will be executed, however, no assurances can be given.

      As a result of our recent sale of equity, we believe that our current cash position of approximately $2,450,000 will be sufficient to satisfy our operating needs for the next twelve (12) months. We intend to utilize the proceeds raised to support our current and proposed business operations in China. If the proceeds are not enough to satisfy our operating needs and we are unable to generate revenues and/or obtain bank loans on favorable terms and/or sell additional shares of our equity securities to secure the cash required to conduct our business operations for the next twelve (12) months, we could fail. Because we have acquired an undeveloped natural resource which will require substantial exploration and development, we do not expect to generate meaningful revenues until at least October 2004. Expenses associated with the exploration and development are expected to exhaust our cash reserves in approximately twelve (12) months. Expenses beyond this time will have to be financed through cash flow, which may not yet be available if production and sales of coalbed methane gas are not significant, or through future financings of equity and/or debt. We are currently pursuing additional financing for our projects in the Yunnan and Guizhou Provinces. In the event we do not raise funds sufficient to finance our current development plans for projects in Yunnan and Guizhou, we may not generate revenues until after October 2004.


                                   PART II
                              OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 14, 2002, the Annual Meeting of our Shareholders was held for the following purposes:

PROPOSAL NO. 1:   Election of the Board of Directors until the next Annual
                  Shareholders Meeting or until their respective successors are elected and qualify. The number of votes cast for each nominee was sufficient for all to be elected.

                                                           BROKER
                     FOR         AGAINST      WITHHELD    NON-VOTES

Jawaharlal Gondi  24,323,100        0            0           0
Bill Jackson      24,323,100        0            0           0
Ramesh Kalluri    24,323,100        0            0           0
Tun Aye Sai       24,323,100        0            0           0

PROPOSAL NO. 2:   Ratification of the employment of Payne, Falkner, Smith &
                  Jones, P.C. as the Company's independent auditor for the fiscal year ending December 31, 2002. The number of votes required for this proposal to pass was 22,875,251 and the total number of votes cast for this proposal was 24,323,100, therefore, the proposal passed.

                                                           BROKER
                     FOR         AGAINST      WITHHELD    NON-VOTES

                  24,323,100        0            0           0

PROPOSAL NO. 3:   Any other business as may properly come before the meeting or any adjournment thereof.

                                                           BROKER
                     FOR         AGAINST      WITHHELD    NON-VOTES

            There was no other business brought before the meeting.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 6 of this Form 10-QSB, which is incorporated herein by reference

(b)   Reports on Form 8-K.

      1. A Form 8-K was filed on May 15, 2002 regarding the change in our Certifying Accountant.

      2. A Form 8-K was filed on June 7, 2002 regarding the acquisition of assets.

      3. A Form 8-K/A was filed on August 1, 2002 presenting financial statements concerning the June 7, 2002 acquisition of assets.

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 6th day of August, 2002.

                                                Far East Energy Corporation

                                                /s/ John Springsteen
                                                --------------------------------
                                                John Springsteen, Vice President
                                                and Chief Financial Officer

                              INDEX TO EXHIBITS

      Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


EXHIBIT     PAGE
NO.         NO.         DESCRIPTION
---         ---         -----------

3.1         *           Articles of Incorporation

3.2         *           Bylaws

10.1        *           Sino-Foreign Cooperative Joint Venture Contract between
                        the Company and Panjiang Coal-Electricity (Group) Co.
                        Ltd., dated June 5, 2002

99.1        7           Certification Pursuant To 18 U.S.C. Section 1350, As
                        Adopted Pursuant To Section 906 Of The Sarbanes-Oxley
                        Act Of 2002.

99.2        8           Certification Pursuant To 18 U.S.C. Section 1350, As
                        Adopted  Pursuant To Section 906 Of The Sarbanes-Oxley
                        Act Of 2002.

Exhibit 99.1

                          Certification Pursuant to
                 18 USC, Section 1350, as Adopted Pursuant to
            Sections 302 and 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Far East Energy Corporation (the "Company") on Form 10-QSB for the quarter ended June 30, 2002 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof, I, Jawaharlal Gondi, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1.    The Report referenced above has been read and reviewed by the undersigned.

2. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

3. The Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading.

4. I acknowledge that the management of the Company is solely responsible for the fair presentation in the financial statements of the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

      Based upon my knowledge, the financial statements, and other such financial information included in the report, fairly present the financial condition and results of operations of the Company as of and for the period ended June 30, 2002.

      In my opinion, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2002.

      Additionally, I acknowledge that the Company's Board of Directors and Management are solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.


/s/ Jawaharlal Gondi
---------------------------------------
Jawaharlal Gondi
Chief Executive Officer

Dated: August 6, 2002

Exhibit 99.2

                          Certification Pursuant to
                 18 USC, Section 1350, as Adopted Pursuant to
            Sections 302 and 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Far East Energy Corporation (the "Company") on Form 10-QSB for the quarter ended June 30, 2002 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof, I, John Springsteen, Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1.    The Report referenced above has been read and reviewed by the undersigned.

2. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

3. The Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading.

4. I acknowledge that the management of the Company is solely responsible for the fair presentation in the financial statements of the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

      Based upon my knowledge, the financial statements, and other such financial information included in the report, fairly present the financial condition and results of operations of the Company as of and for the period ended June 30, 2002.

      In my opinion, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2002.

      Additionally, I acknowledge that the Company's Board of Directors and Management are solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.


/s/ John Springsteen
---------------------------------------
John Springsteen
Chief Financial Officer

Dated: August 6, 2002