Form 10QSB
period 2002-09-30
FAR EAST ENERGY CORP
filed 2002-11-14
CIK 1124024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to
_____________________.

Commission file number: 0-32455

                         FAR EAST ENERGY CORPORATION
                         ---------------------------
         (Name of Small Business Issuer as Specified in Its Charter)


             Nevada                                   88-0459590
   ------------------------------         -------------------------------------
  (State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
   Incorporation or Organization)

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

                                 Yes [X] No [ ]

The number of shares outstanding of Registrant's common stock, par value $0.001 ("Common Stock") as of November 1, 2002 was 45,750,500.

Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION...............................................3

      Item 1. Financial Statements...........................................3

            Consolidated Unaudited Financial Statements....................F-1

      Item 2. Management's Discussion And Analysis and Plan of Operation.....4

            Forward-looking Information......................................4

            Overview.........................................................4

            Results Of Operations............................................5

            Capital Resources And Liquidity..................................5

      Item 3. Controls and Procedures........................................6

PART II - OTHER INFORMATION..................................................6

      Item 6. Exhibits and Reports on Form 8-K...............................6

INDEX TO EXHIBITS............................................................14

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

      Except as otherwise required by the context, references in this quarterly report to "we," "our," "us" or "the Company" refer to Far East Energy Corporation and its subsidiaries and predecessors.

      Our unaudited interim financial statements including a balance sheet as of the fiscal quarter ended September 30, 2002, a statement of operations and a statement of cash flows for the interim period up to the date of such balance sheet and the comparable periods of the preceding fiscal year are attached hereto beginning on F-1 and are incorporated herein by this reference.

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

                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                                  Balance Sheet
                 As at December 31, 2001 and September 30, 2002


                                                                     (U.S.$)          (U.S.$)
                                                                    (audited)        (unaudited)
                                                                   December 31,     September 30,
                                                                       2001             2002
                                     ASSETS

Current Assets
      Cash and Cash Equivalents                                    $    27,539    $   1,750,517
                                                                   -----------    -------------

Property and Equipment
      Equipment                                                              0           69,217
                                                                             -           ------

Other Assets
      Investment in Contract Rights                                          0        3,300,000
                                                                             -        ---------

TOTAL ASSETS                                                            27,539        5,119,734
                                                                        ======        =========

                                   LIABILITIES

Current Liabilities
      Accounts Payable                                                    725            53,074
      Current Portion of Long-Term Liabilities                              0           300,000
                                                                            -           -------
      Total Current Liabilities                                           725           353,074
                                                                          ---           -------

Long-Term Liabilities
      Other Long-Term Liabilities                                           0         3,000,000
                                                                            -         ---------

TOTAL LIABILITIES                                                         725         3,353,074
                                                                          ---         ---------

                              STOCKHOLDERS' EQUITY





Stockholders' Equity (note 4)

      Authorized:100,000,000 common shares,
      par value $0.001 per share
      Issued: 2,250,000 common shares as of December 31, 2001           2,250
      Issued:  45,750,500 common shares as of September 30, 2002                        45,751
      Additional paid in capital                                       50,250        3,058,822
      Deficit accumulated during the Development Stage                (25,686)      (1,337,913)
                                                                      --------      -----------
                                                                       26,814        1,766,660
Continuance of Operations (note 3)                                     27,539        5,119,734
                                                                       ======        =========


                                       F-1

                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                Statements of Operations and Accumulated Deficit
   For the Nine Month Periods Ended September 30, 2002 and September 30, 2001




                                          Cumulative
                                           Amounts
                                           Date of
                                         Incorporation
                                      (February 4, 2000)
                                         to September            For the Nine Month Periods Ended
                                             2002                         September 30,
                                            (U.S.$)                          (U.S.$)
                                          (unaudited)                      (unaudited)
                                          -----------                      -----------
                                                                      2002              2001

Revenues                                              0                    0                  0

Expenses
      General and Administrative              1,337,913            1,312,227             13,027
                                              ---------            ---------             ------

Net loss for the period                      (1,337,913)          (1,312,227)           (13,027)
Deficit - beginning of period                         0              (25,686)           (10,970)
                                                      -              --------           --------
Accumulated deficit - end of period          (1,337,913)          (1,337,913)           (23,997)
                                             -----------          -----------           --------

Weighted average number of shares outstanding (note 4)             45,750,500         40,500,000
                                                                   ==========         ==========
Loss per share                                                     $    (0.03)       $      0.00
                                                                   ==========         ==========

                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                Statements of Operations and Accumulated Deficit
  For the Three Month Periods Ended September 30, 2002 and September 30, 2001


                                          Cumulative
                                           Amounts
                                           Date of
                                         Incorporation
                                       (February 4, 2000)
                                         to September            For the Three Month Periods Ended
                                             2002                          September
                                           (U.S.$)                          (U.S.$)
                                         (unaudited)                      (unaudited)
                                         -----------                      -----------
                                                                          2002          2001

Revenues                                               0                     0             0

Expenses
      General and Administrative               1,337,913               652,951         1,658
                                               ---------               -------         -----

Net loss for the period                       (1,337,913)             (652,951)       (1,658)
Deficit - beginning of period                          0              (684,962)      (22,339)
                                                       -              ---------      --------
Accumulated deficit - end of period           (1,337,913)           (1,337,913)      (23,997)
                                             -----------            -----------      --------

Weighted average number of shares outstanding (note 4)              45,750,500     40,500,000
                                                                    ----------     ----------
Loss per share                                                      $    (0.03)   $      0.00

                                                                    ==========    ===========

                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                  Statement of Changes in Stockholders' Equity
                  For the Period from the Date of Incorporation
                    (February 4, 2000)to September 30, 2002


                                                                                                        Total
                                              Common        Additional           Accumulated        Stockholders'
                                               Stock      Paid-in-Capital          Deficit             Equity
                                               U.S.$          U.S.$                 U.S.$               U.S.$
                                               -----          -----                -----                -----

Shares issued                                    2,250       50,250                    0               52,500
Net loss                                             0            0              (10,970)             (10,970)
                                                     -            -              --------             --------
Balance, December 31, 2000                       2,250       50,250              (10,970)              41,530

Net loss                                             0            0              (14,716)             (14,716)
                                                     -            -              --------             --------
Balance, December 31, 2001                       2,250       50,250              (25,686)              26,814

18 for 1 Stock Split                            38,250      (38,250)                                        0
Shares issued                                    5,251    3,046,822                                 3,052,073
Net loss                                             0            0            (1,312,227)         (1,312,227)
                                                     -            -            -----------         -----------

Balance, September 30, 2002                     45,751    3,058,822            (1,337,913)          1,766,660
                                                ======    =========            ===========          =========


                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                            Statements of Cash Flows
   For the Nine Month Periods Ended September 30, 2002 and September 30, 2001

                                               Cumulative
                                                Amounts
                                                Date of
                                             Incorporation
                                           (February 4, 2000)
                                              to September             For the Nine Month Periods Ended
                                                 2002                           September 30,
                                                (U.S.$)                          (U.S.$)
                                              (unaudited)                      (unaudited)
                                              -----------                      -----------
                                                                       2002                   2001
Cash Provided By (Used For):

Operating Activities
      Net loss for the period                             0              (1,312,227)            (13,027)
      Adjustment to reconcile net loss to cash:
        - increase in accounts payable               53,075                  52,350                (274)
                                                     ------                 ------                 -----
                                                     53,075              (1,259,877)            (13,301)
                                                     ------              -----------            --------

Investing Activity
      Investments in property and equipment         (69,217)                (69,217)                  0
                                                   --------                --------                   -

Financing Activity
      Proceeds from the sale of common stock      3,104,572               3,052,072                   0
                                                  ---------               ----------                  -


Increase (decrease) in cash and cash equivalents  3,088,430               1,722,978             (13,301)
Cash and cash equivalents - beginning of period           0                  27,539              43,159
                                                          -                  ------              ------
Cash and cash equivalents - end of period         3,088,430               1,750,517              29,858
                                                  =========               =========              ======

Non-Cash Transactions
      Acquisition of contract rights              3,300,000               3,300,000                   0
                                                  =========               =========                   =


                             FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)
                        Notes to the Financial Statements
         For the Nine Month Period Ended September 30, 2002 (unaudited)

1.    THE CORPORATION AND ITS BUSINESS

      The Company was incorporated as Egoonline.com in the State of Nevada, United States of America on February 4, 2000 under the Nevada Revised Statutes, Chapter 78, Private Companies, and changed its name to EZfoodstop.com on April 26, 2000. EZFoodstop.com changed its name to Far East Energy Corporation on January 10, 2002.

      The Company's United States office is located in Houston, Texas, and the Company has offices in the Yunnan and Guizhou Provinces of the People's Republic of China, specifically in the cities of Guiyang and Panjiang, Guizhou Province and the city of Kunming, Yunnan Province. The Company is in its development stage and to date its activities have been limited to initial organization, capital formation, CBM well drill planning, and CMM production planning.

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

            Liabilities associated with the acquisition
            of certain contract rights             $3,300,000

            Less current maturities included in
            current liabilities                       300,000
                                                      -------

                                                   $3,000,000


      Following are maturities of long-term liabilities for each of the next three years:

                              Year        Amount
                              2003         $600,000
                              2004        1,100,000
                              2005        1,300,000
                                          ---------
                                         $3,000,000

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

Overview

      Our operations for the nine months ended September 30, 2002 and throughout 2001 consisted of searching for a viable merger or acquisition candidate and developing drilling and production plans. We executed two (2) Production Sharing Contracts with China United CoalBed Methane Corporation ("CUCBM") on January 25, 2002. Pursuant to the two Production Sharing Contracts, which are subject to formal ratification by the Ministry of Foreign Trade and Economic Cooperation ("MOFTEC'), we received the authority from CUCBM to jointly explore, develop, produce and sell coalbed methane gas in and from a total area of 1,330 square kilometers in the Yunnan Province of the People's Republic of China. We are very confident that formal ratification will be provided and, therefore, we are developing drilling plans to prove and develop the resource.

      On June 5, 2002, we executed a Sino-Foreign Joint Venture Contract (the "Contract") with Panjiang Coal-Electricity (Group) Co. Ltd. ("Panjiang") to establish a joint venture limited liability company ("Joint Venture") in the People's Republic of China to extract and use coalmine methane gas from six (6) operating Panjiang coalmines, which cover an area of 120 square kilometers. This Contract was entered into on our behalf by our wholly owned subsidiary Far East Energy (BVI), Inc., an international business company incorporated in the British Virgin Islands. We are developing drilling plans to prove and exploit the resources in our contract areas in the Guizhou Province.

Results Of Operations

      The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2001; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the nine month period ended September 30, 2002 as compared to that period in 2001 and for the three month period ended September 30, 2002 as compared to the same period in 2001. A comparison of the periods in 2002 relative to the same periods in 2001 may not be meaningful, as we did not have exploration, development, extraction and sale of coalbed methane gas activities in China during the first nine months of 2001 versus our current focus.

      We had no revenue for the nine months ended September 30, 2002 and no revenue for the same period in 2001. Our operating loss increased by $1,312,227 for the nine months ended September 30, 2002 as compared to $13,027 for the same period in 2001, attributable to increases in general and administrative expenses related to our exploration, development, extraction and sale of coalbed methane and coal mine methane gas in China.

      We had no revenue for the three months ended September 30, 2002 and no revenue for the same period in 2001. Our operating loss for the three months ended September 30, 2002 was $652,951 as compared to $5,861 for the same period in 2001.

      Our current assets as of September 30, 2002 were $1,750,517 as compared to $27,539 as of December 31, 2001. The increase in current assets is due entirely to cash received as a result of our March 2002 private placement of 5,250,500 shares of Common Stock at $0.65 per share.

Capital Resources And Liquidity

      During the nine month period ended September 30, 2002, we sold 5,250,500 shares of Common Stock at US$0.65 per share to a group of accredited entities for a total offering price of $3,412,825. The offering was made pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933.

      Although there was a net loss from our operating activities, due to financing there was an increase in our liquidity. Net cash provided from financing activities increased to $3,052,072 for the nine months ended September 30, 2002 from $0 for the same period in 2001.

      Business operations in China will continue to increase our expenses and, if such operations are successful, our revenues. We are moving forward in the natural gas industry in China by virtue of our recent acquisition of rights to methane gas in the Guizhou Province from Panjiang.

      As a result of our sale of equity in March 2002, we believe that our current cash position of approximately $1,750,000 will be sufficient to satisfy our operating needs for the next eight (8) months. We intend to utilize the proceeds raised to support our current and proposed business operations in China. If the proceeds are not enough to satisfy our operating needs and we are unable to generate revenues and/or obtain bank loans on favorable terms and/or sell additional shares of our equity securities to secure the cash required to conduct our business operations for the next eight (8) months, we could fail. Because we have acquired an undeveloped natural resource that will require substantial exploration and development, we do not expect to generate meaningful revenues until at least October 2004. Expenses associated with exploration and development are expected to exhaust our cash reserves in approximately eight (8) months. Expenses beyond this time will have to be financed through cash flow, which may not yet be available if production and sales of coalbed methane gas are not significant, or through future financings of equity and/or debt. We are currently pursuing additional financing for our projects in the Yunnan and Guizhou Provinces. In the event we do not raise funds sufficient to finance our current development plans for projects in Yunnan and Guizhou, we may not generate revenues until after October 2004.

ITEM 3.     CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company conducted its evaluation.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 14 of this Form 10-QSB, which is incorporated herein by reference

(b) Reports on Form 8-K. A Form 8-K/A was filed on August 1, 2002 presenting financial statements concerning the June 7, 2002 acquisition of assets.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of November, 2002.

                                          Far East Energy Corporation


                                          /s/ John Springsteen
                                          -----------------------------------
                                          John Springsteen, Vice President and
                                          Chief Financial Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the quarterly report on Form 10-QSB of Far East Energy Corporation (the "Company") for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Jawaharlal Gondi, Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                          /s/ Jawaharlal Gondi
Dated: November 13, 2002                  ____________________
                                          Jawaharlal Gondi
                                          Chief Executive Officer

                                 CERTIFICATIONS


            I, Jawaharlal Gondi, Chief Executive Officer of Far East Energy Corporation (the "Company"), certify that:

            1. I have reviewed this quarterly report on Form 10-QSB of the Company;

            2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

            3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

            4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
            b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

            6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Jawaharlal Gondi
----------------------------------
Jawaharlal Gondi, Chief Executive Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

            In connection with the quarterly report on Form 10-QSB of Far East Energy Corporation (the "Company") for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, John Springsteen, Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

            (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

            (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 13, 2002
                                          /s/ John Springsteen
                                          --------------------
                                          John Springsteen
                                          Chief Financial Officer

                                 CERTIFICATIONS

        I, John Springsteen, Chief Financial Officer of Far East Energy Corporation (the "Company"), certify that:

            1. I have reviewed this quarterly report on Form 10-QSB of the Company;

            2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

            3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

            4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
            b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

            6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ John Springsteen
-------------------------------
John Springsteen, Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


            EXHIBIT     PAGE
            NO.         NO.         DESCRIPTION
            ---         ---         -----------

            3.1         *           Articles of Incorporation

            3.2         *           Bylaws

* Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.