Form 10KSB
period 2002-12-31
FAR EAST ENERGY CORP
filed 2003-03-31
CIK 1124024

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the fiscal year ended December 31, 2002.

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

                                 (713) 586-1900
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

    Title of Each Class
    -------------------
Common Stock ($0.001 Par Value)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ]No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

      The issuer's total consolidated revenues for the year ended December 31, 2002, were $14,000.

      The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was approximately $162,569,810, based on the average bid and asked price for the common equity as of the last business day of the registrant's most recently completed second fiscal quarter. On March 17, 2003, the number of shares outstanding of the registrant's common stock, $0.001 par value, was 47,410,500.

                                TABLE OF CONTENTS

PART I  ..................................................................... 1
  ITEM 1. DESCRIPTION OF BUSINESS ........................................... 1
  ITEM 2. DESCRIPTION OF PROPERTY ........................................... 3
  ITEM 3. LEGAL PROCEEDINGS ................................................. 3
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............... 3

PART II ..................................................................... 3
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........... 3
  ITEM 6. MANAGEMENT'S  DISCUSSION  AND ANALYSIS ............................ 5
  ITEM 7. FINANCIAL STATEMENTS .............................................. 7
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE .............................................. 8

PART III .................................................................... 8
  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXC8ANGE ACT ................ 8
  ITEM 10. EXECUTIVE COMPENSATION ...........................................10
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS ..................................13
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................15
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ................................ 15
  ITEM 14. CONTROLS AND PROCEDURES.......................................... 15

CERTIFICATIONS.............................................................. 17
INDEX TO EXHIBITS........................................................... 21

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

      On December 31, 2002, the Company acquired a significant amount of assets when its wholly owned subsidiary, Far East Montana, Inc., executed a Plan of Merger with Newark Valley Oil & Gas, Inc., a Nevada corporation ("Newark") wholly owned by North American Oil & Gas, Inc. ("North American"). Newark survived the merger and become a wholly owned subsidiary of the Company. Pursuant to the Plan of Merger, in exchange for one hundred percent (100%) of the outstanding equity of Newark, the Company issued 1,600,000 restricted shares of its common stock and paid $600,000 to North American in the following installments:

   1. One Hundred Thousand dollars ($100,000) at closing, which occurred on January 21, 2003 ("Closing");

   2. Two Hundred Thousand dollars ($200,000) payable five (5) months after Closing; and

   3. Three Hundred Thousand dollars ($300,000) payable twelve (12) months after Closing.

      As a result of the Agreement, the Company acquired certain undeveloped oil, gas and mineral rights and interests in approximately 147,535.10 net acres located in the eastern portion of the state of Montana.

      Pursuant to the Agreement, the Company is required to use its best efforts to secure additional financing in the amount of Two Million dollars ($2,000,000) within one hundred twenty (120) days from Closing. Any amounts of financing received by the Company since November 9, 2002 may be deducted from the total Two Million dollars ($2,000,000) financing requirement. In the event such financing is not secured by the Company within one hundred twenty days (120) days of Closing, it will be in default of the Agreement.

      On June 5, 2002, the Company executed a Sino-Foreign Joint Venture Contract (the "Contract") with Panjiang Coal-Electricity (Group) Co. Ltd. ("Panjiang") to establish a joint venture limited liability company ("Joint Venture") in the People's Republic of China to extract and use coalmine methane gas from six (6) operating Panjiang coalmines, which cover an area of 120 square kilometers. This Contract was entered into on the Company's behalf by its wholly owned subsidiary Far East Energy (BVI), Inc., an international business company incorporated in the British Virgin Islands. The Company withdrew from the contract in early March 2003 as it did not find the coal mine gas extraction project economically viable at this time. The Company will continue to work with Panjiang to develop an economically viable project and mutually beneficial new contract.

      On January 25, 2002, the Company entered into a Production Sharing Contract with the China United Coal Bed Methane Corporation ("CUCBM"), which has exclusive legal authority over all coal bed methane gas in the People's Republic of China ("PRC"). Pursuant to the Production Sharing Contract, the Company received the authority from CUCBM to jointly explore, develop, produce and sell coal bed methane gas in and from a total area of 1,072 square kilometers in the Enhong and Laochang areas of Yunnan Province, PRC. The Production Sharing Contract was subject to formal ratification by PRC's Ministry of Foreign Trade and Economic Co-operation ("MOFTEC"). On December 30, 2002, MOFTEC ratified this Production Sharing Contract. The Company has another Production Sharing Contract with CUCBM in the Zhaotong area of Yunnan Province which has not yet been ratified.

      The Company has the right to earn a minimum of 60% interest in the joint venture, with CUCBM retaining the remaining 40%. In the event that CUCBM elects to participate at a level less than 40%, their interest will be reduced proportionately, increasing the Company's participating interest. As a result of MOFTEC's ratification and approval of the Production Sharing Contract concerning the Enhong and Laochang areas, the Company can commence its exploration program which initially involves the drilling of five (5) exploration wells and eight
(8) pilot development wells. After completion of these exploration and pilot development wells, CUCBM has agreed to contribute forty percent (40%) of further expenditures towards their joint venture interest.

      The Company will be operating in the competitive area of natural gas exploration, development and production in China and Montana. The Company's competitors include major integrated oil and gas companies and substantial independent energy companies, many of which possess greater financial and other resources than the Company.

      The Company's operations will be subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for any pollution resulting from the Company's operations. The cost of complying with these environmental laws is expected to be $500 per well per year.

      As of March 27, 2003, the Company had a total of fifteen (15) employees, all of which were employed full-time.

ITEM 2.     DESCRIPTION OF PROPERTY

      The Company leases its office located at 400 N. Sam Houston Parkway East, Suite 205, Houston, Texas 77060. The Company has an agreement with Quality Technologies to sub-lease approximately 2,200 square feet for $3,200 per month ending on May 31, 2003. The Company's president, Bill Jackson, serves as chief financial officer for Quality Technologies.

      There are presently no drilling activities, productive wells, developed acres, or production in the project area as the exploration stage of the Agreement between the Company and CUCBM has only recently been initiated. There are 1,072 square kilometers of undeveloped acreage in the Enhong and Laochang areas of the Yunnan Province, People's Republic of China; 200 square kilometers in Zhaotong, Yunnan Province; and 147,535.10 net acres located in the eastern portion of the state of Montana. The Company is not required to provide a fixed and determinable quantity of gas under any of the agreements.

ITEM 3.   LEGAL PROCEEDINGS

      There are no legal proceedings filed, or to the Company's knowledge, threatened against the Company that the Company believes would have, individually or in the aggregate, a material adverse effect upon its financial condition or results of operations.

TTEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held a special meeting of shareholders ("Special Meeting") on March 3, 2003, which was adjourned until March 4, 2003, for the following purposes: (1) to approve an amendment to the Company's articles of incorporation to increase the number of shares of common stock authorized for issuance from 100,000,000 to 500,000,000 ("Proposal 1"); (2) to approve an amendment to the Company's articles of incorporation to authorize a class of 500,000,000 shares of preferred stock, par value $0.001 ("Proposal 2"); and (3) to ratify an amendment to the Company's bylaws to allow the board of directors to fix, in advance, a record date not more than 60 or less than 10 days before the date of any shareholder meeting as the date as of which shareholders entitled to notice of and to vote at such meetings must be determined ("Proposal 3"). All of the proposals were approved by an affirmative vote of the holders of a majority of the shares of common stock present or represented at the special meeting. Specifically, Proposal 1 received 23,678,475 shares in favor, while Proposal 2 received 23,578,475 shares in favor, and Proposal 3 received 23,478,475 shares in favor. No shares were voted against any proposal, nor were any broker non-votes cast. However, 100,000 shares were withheld from Proposal 2 and 200,000 shares were withheld from Proposal 3.

                                   PART II
ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      The Company's common stock received the symbol "EZFS" on the OTC Bulletin Board on February 15, 2001. On January 16, 2002, the Company's symbol was changed to "FEEC" to reflect the Company's name change to Far East Energy Corporation. Because no meaningful trading market for the Company's common stock occurred until 2002, the table below sets forth the high and low sales prices for the Company's common stock for only the quarters of 2002.

The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. All figures reflect an eighteen-for-one (18-for-1) forward stock split which became effective on January 1, 2002.


            Year        Quarter           High        Low
            2002        First             $3.95       $2.50
                        Second            $4.49       $3.15
                        Third             $4.52       $3.19
                        Fourth            $4.60       $3.60

Shareholders

      As of March 17, 2003, there were approximately seventy-five (75) shareholders of record holding a total of 47,410,500 shares of common stock.

Dividends on the Common Stock

      The Company has not declared a cash dividend on its common stock in the last two fiscal years and the Company does not anticipate the payment of future dividends. There are no other restrictions that currently limit the Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities

      Beginning on December 31, 2002 and ending on May 15, 2003, the Company engaged in an accredited investors offering ("Offering") of shares of its common stock, $0.001 par value ("Common Stock"), at two dollars and fifty cents (US$2.50) per share, which Offering was made pursuant to exemptions from registration under the Securities Act of 1933, including but not limited to Sections 3(b) or 4(2). On January 9, 2003, pursuant to Rule 506 of the Securities Act of 1933, one (1) off-shore investor subscribed to purchase Sixty Thousand (60,000) shares of Common Stock and paid the sum of $2.50 per share, for a total purchase price of US$150,000. There was a commission of ten percent (10%) or $15,000 paid with net proceeds to the Company of $135,000. The proceeds from the Offering were used in the Company's acquisition and pursuit of oil and gas properties as well as its exploration efforts.

      The Company engaged in an accredited investors offering ("Offering") of shares of its Common Stock at sixty five cents (US$0.65) per share. The Offering was made pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933. Beginning on January 24, 2002 and concluding on March 19, 2002, pursuant to Rule 506 of the Securities Act of 1933, Five Million Two Hundred Fifty Thousand Five Hundred (5,250,500) shares of Common Stock ("Shares") were sold to a group of twenty-two (22) accredited foreign individuals or entities ("Foreign Investors") and two (2) accredited United States individuals ("U.S. Investors") for a total offering price of $3,412,825. A commission of eleven percent (11%) was paid to the European broker and the escrow agent utilized to effect these European sales. The proceeds from the U.S. Investors were not subject to a commission.

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

      Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Moreover, it does not assume responsibility for the accuracy and completeness of such forward-looking statements. The Company is under no duty to update any of the forward- looking statements after the date of this information statement to conform such statements to actual results. The foregoing management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes herein.

Overview

      The Company's operations for the year ended December 31, 2002 consisted of searching for suitable oil and gas prospects to acquire, and developing drilling and production plans. The Company executed two (2) Production Sharing Contracts with China United CoalBed Methane Corporation ("CUCBM") on January 25, 2002. Pursuant to the two Production Sharing Contracts, which are subject to formal ratification by the Ministry of Foreign Trade and Economic Cooperation ("MOFTEC"), the Company received the authority from CUCBM to jointly explore, develop, produce and sell coalbed methane gas in and from a total area of 1,272 square kilometers in the Enhong, Laochang and Zhaotong areas of the Yunnan Province of the People's Republic of China. On December 30, 2002, MOFTEC ratified the Production Sharing Contract with CUCBM to jointly explore, develop, produce and sell coal bed methane gas in and from a total area of 1,072 square kilometers in the Enhong and Laochang areas of Yunnan Province, PRC. The Production Sharing Contract with CUCBM in the Zhaotong area of Yunnan Province has not yet been ratified.

      Business operations in China and the United States will continue to increase the Company's expenses and, if such operations are successful, its revenues. The Company is moving forward in the natural gas industry in China and the United States by virtue of the ratification of the Production Sharing Contract to explore, develop, produce and sell coal bed methane gas in the Enhong and Laochang areas, and the acquisition of undeveloped oil and gas rights and interests in the state of Montana.

RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2001; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the year ended December 31, 2002 as compared to the year ended December 31, 2001. A comparison of the periods in 2002 relative to the same periods in 2001 may not be meaningful, as the Company did not have exploration, development, extraction and sale of coalbed methane gas activities in China during the year ended December 31, 2001 versus its current focus.

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

      The Company had no operating revenue for the year ended December 31, 2002 and no revenue for the same period in 2001. The Company's operating loss increased to $2,130,000 for the year ended December 31, 2002 as compared to $15,000 for the same period in 2001, attributable to increases in general and administrative expenses related to its exploration, development, extraction and sale of coalbed methane and coal mine methane gas in China.

      The Company's assets as of December 31, 2002 were $4,750,000 as compared to $27,000 as of December 31, 2001. The increase in net assets was due primarily to cash received as a result of the Company's March 2002 private placement of 5,250,500 shares of Common Stock at $0.65 per share.

LIQUIDITY AND CAPITAL RESOURCES

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      As of December 31, 2002, the Company's primary source of liquidity included cash and cash equivalents of $1,008,000, as compared to $27,000 as of December 31, 2001.

      During the year ended December 31, 2002, the Company sold 5,250,500 shares of Common Stock at US$0.65 per share to a group of accredited entities for a total offering price of $3,412,825. The offering was made pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933.

      Although there was a net loss from our operating activities, due to financing there was an increase in the Company's liquidity. Net cash provided from financing activities increased to $3,052,000 for the year ended December 31, 2002 from $0 for the same period in 2001.

      As a result of the Company's sale of equity in March 2002, it is believed that its year end cash position of approximately $1,008,000 would be sufficient to satisfy its operating needs for the next five (5) months. The Company intends to utilize the proceeds raised to support its current and proposed business operations in China. If the proceeds are not enough to satisfy the Company's operating needs and it is unable to generate revenues and/or obtain bank loans on favorable terms and/or sell additional shares of its equity securities to secure the cash required to conduct its business operations for the next five
(5) months, the Company could fail. Because the Company has acquired an undeveloped natural resource that will require substantial exploration and development, it does not expect to generate meaningful revenues until at least

December 2004. Expenses associated with exploration and development are expected to exhaust the Company's cash reserves in approximately five (5) months. Expenses beyond this time will have to be financed through cash flow, which may not yet be available if production and sales of coalbed methane gas are not significant, or through future financings of equity and/or debt. In the event the Company does not raise funds sufficient to finance its current development plans for projects in Yunnan, Guizhou, and Montana, it may not generate revenues until after December 2004.

      As of December 31, 2002, the Company's primary source of liquidity included cash and cash equivalents of $1,008,000, as compared to $27,000 as of December 31, 2001.

      The Company's accounts payable increased to $253,000 as of the fiscal year ended December 31, 2002, as compared to $0 for the same period in 2001.

      Shareholder's equity as of December 31, 2002, was $947,000, as compared to $27,000 as of December 31, 2001. This net increase is due to the issuance of common shares offset by an increase in deficit accumulated during the development stage of $2,156,000 in the fiscal year ended December 31, 2002 as compared to $26,000 for the same period in 2001.

      As there were no operating revenues for the fiscal year ended December 31, 2002, the Company anticipates that the commencement of its business operations in China and the United States will drastically increase expenses and if such operations are successful, revenues.

      Through private placements of its Common Stock, the Company received approximately $3,052,072 in March 28, 2002 and $150,000 in January 2003. The Company believes that its year end cash position of approximately $1,008,000 will be sufficient to satisfy its operating needs for the next five (5) months. The Company intends to utilize the proceeds raised to support its current business operations in China. If the proceeds are not enough to satisfy the Company's operating needs and it is unable to generate revenues and/or obtain bank loans on favorable terms and/or sell additional shares of its equity securities to secure the cash required to conduct its business operations for the next five (5) months, the Company could fail. Because the Company has just acquired a raw undeveloped potential natural resource which will require substantial exploration and development, the Company does not expect to generate meaningful revenues until at least December 2004. Expenses associated with the exploration and development are expected to exhaust the Company's cash reserves in approximately five (5) months. Expenses beyond this time will have to be financed through cash flow, which may not yet be available if production and sales of coal bed methane gas are not significant, or through future financings of equity and/or debt.

ITEM 7.     FINANCIAL STATEMENTS

      The Company's financial statements for the fiscal year ended December 31, 2002 are attached hereto beginning on page F-1.

                           FAR EAST ENERGY CORPORATION
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                           December 31, 2002 and 2001
                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report



The Board of Directors
Far East Energy Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of Far East Energy Corporation and Subsidiary (a development stage company) as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Far East Energy Corporation and Subsidiary (formerly EZFoodstop.com) as of December 31, 2001, were audited by other auditors whose report dated January 11, 2002, on those statements included an explanatory paragraph that described the company's lack of an established source of revenue raised substantial doubt about its ability to continue as a going concern as discussed in Note 2 to the financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Far East Energy Corporation and Subsidiary as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses since its inception and has no established source of revenues. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

February 20, 2003

                   FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZfoodstop.com)
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                           December 31, 2002 and 2001


ASSETS                                            2002            2001
------                                          ---------       --------
Current:
   Cash and cash equivalents                   $1,008,000       $27,000
   Prepaids and other current assets                1,000            -
                                                ---------       --------
      Total current assets                      1,009,000        27,000
                                                ---------       --------
Property and equipment, net                       101,000            -

Intanglible asset                                 175,000            -

Investment in joint venture                     3,332,000            -

Other                                             143,000            -
                                                ---------       ---------
                                               $4,750,000       $27,000
                                              ============      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                           $  253,000       $    -
   Other liabilites                              250,000            -
   Current portion of long-term liabilities      300,000            -
                                              -----------       ----------
      Total current liabilitis                   803,000            -
                                              -----------       ----------

Other Long Term Liabilities                    3,000,000            -
                                              -----------       ----------
Commitments and contingencies                        -              -

Stockholder's equity:
  Common stock, $0.001 par value,
  100,000,000 shares authorized,
  47,350,500 and 2,250,000 issued
  and outstanding at December 31,2002
  and 2001, respectively                          45,000          2,000
Additional paid in capital                     3,060,000         51,000

Deficit accumulated during the development
stage                                         (2,516,000)       (26,000)
Accumulated other comprehensive loss              (2,000)            -
                                             ------------       ----------
     Total stockholders'equity                   947,000         27,000
                                             ------------       ----------
                                              $4,750,000       $ 27,000
                                             ============      ===========

          See accompanying notes to consolidated financial statements.

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                          (formerly EZfoodstop.com)
                        (A Development Stage Company)
                     Consolidated Statement of Operations
                For the Years Ended December 31, 2002 and 2001


                                                  Cumulative
                                                   During
                                                 Development
                                                    Stage             2002                2001
                                                  ---------         --------            --------
Revenues:
  Interest income                                 $  13,000        $  13,000           $      -
  Foreign currency exchange gain                      1,000            1,000                  -
                                                  ---------         ---------           ---------
     Total revenues                                  14,000           14,000                  -
                                                  ---------         ---------           ---------
Expenses:
  Geologic and engineering services                 380,000          380,000                  -
  Other consulting and professional services        296,000          296,000                  -
  Compensation                                      596,000          596,000                  -
  Travel                                            575,000          575,000                  -
  Legal and accounting                               71,000           66,000              3,000
  General and administrative                        252,000          231,000             12,000
                                                  ----------       ----------           ---------
    Total expenses                                2,170,000        2,144,000             15,000
                                                  ----------       ----------           ---------
Loss before income taxes                         (2,156,000)      (2,130,000)            (15,000)
Income Taxes                                            -               -                     -
                                                 -----------       ----------           ---------
Net Loss                                         (2,156,000)      (2,130,000)           (15,000)
Deficit - beginning of period                           -            (26,000)           (11,000)
                                                 -----------      -----------           ---------
Accumulated deficit - end of period             $(2,156,000)     $(2,156,000)        $  (26,000)
                                                =============     ============        ============
Earnings per share - Basic                                       $     (0.05)        $     (0.00)
                                                                  ============        ============
Earnings per share - Diluted                                     $     (0.05)              (0.00)
                                                                  ============        ============

          See accompanying notes to consolidated financial statements.

                                       F-4

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)

                  Consolidated Statement of Stockholders'Equity
              For the years ended December 31, 2002, 2001 and 2000




                                                     $.001 Par Value              Deficit
                                                       Common Stock             Accumulated Accumulated
                                                  -------------------Additional During the     Other                       Total
                                         Date of   Number of  Par     Paid-in  Development Comprehensive Comprehensive Stockholders'
                                      Transaction    Shares   Value   Capital     Stage         Loss         Loss          Equity
                                       -----------   ------   -----   -------     -----         ----         ----          ------


Shares issued                         4/00 - 8/00  2,250,000 $ 2,000   $ 51,000  $    0       $     0                     $   53,000

Net loss                                                0         0          0   (11,000)           0     $  (11,000)       (11,000)
                                                    --------- -------  --------  ---------   --------     ===========       --------

Balance December 31, 2000                          2,250,000   2,000     51,000  (11,000)           0             0           42,000

Net loss                                                0         0          0   (15,000)           0     $  (15,000)       (15,000)
                                                    --------- -------  --------  ---------   --------     ===========       --------

Balance December 31, 2001                          2,250,000   2,000     51,000  (26,000)           0             0           27,000

18 for 1 Stock Split               01/01/02       38,250,000  38,000    (38,000)       0            0             0               0
Sale of stock for cash             1/24 - 4/1/02   5,250,500   5,000  3,047,000        0            0             0       3,052,000
Stock issued in connection with
acquisition in process                12/30/02     1,600,000   2,000  6,718,000        0            0             0       6,720,000
Stock issued subject to acquisition
completion                            12/30/02    (1,600,000) (2,000)(6,718,000)       0            0             0      (6,720,000)
Comprehensive loss:
  Net loss
    Other comprehensive loss,
    net of tax:                                           0       0         0  (2,130,000)              $(2,130,000)     (2,130,000)
    Foreign currency translation
    adjustment                                            0       0         0          0       (2,000)       (2,000)         (2,000)
                                                 ----------  -------  --------- ----------   ---------  ------------      ----------
  Total Comprehensive Loss                                                                             $(2,132,000)
                                                                                                        ============


Balance December 31, 2002                        45,750,500 $ 45,000 $3,060,000 $(2,156,000)$  (2,000)                    $  947,000
                                                 ========== ======== ========== =========== =  =======                    =  =======

           See accompanying notes to consolidated financial statements
                                       F-5

                   FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZfoodstop.com)
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                 For the Years Ended December 31, 2002 and 2001


                                                     Cumulative
                                                        During
                                                      Development
                                                        Stage                     2002                 2001
                                                     -------------            ------------         ----------

Cash flows from operating activities:
  Net loss                                           $ (2,156,000)            $(2,130,000)        $(15,000)

Adjustments to reconcile net loss to
cash used in operations:
  Depreciation                                             7,000                   7,000              -
  Increase in prepaid expense                              (1,000)                 (1,000)             -
  Increase (decrease) in accounts payable                 253,000                 253,000           (1,000)
                                                       -------------            ------------      -----------
    Net cash used in operations                        (1,897,000)             (1,871,000)         (16,000)
                                                     --------------            -------------      ------------
Cash flows from investing activities:
  Acquisitions of intangibles                             (90,000)                (90,000)             -
  Investments in property and equipment                  (108,000)               (108,000)             -
                                                     -------------            ------------         -----------
     Net cash used in investing activities               (198,000)               (198,000)             -
                                                     -------------            ------------         -----------

Cash flows from financing activities:
  Proceeds from the sale of common stock                3,105,000               3,052,000              -
                                                     -------------            ------------         -----------

Effect of exchange rate changes on cash                    (2,000)                 (2,000)             -
                                                     -------------            ------------         -----------

Increase (decrease) in cash and cash equivalents        1,008,000                 981,000          (16,000)
Cash and cash equivalents - beginning of period                -                   27,000           43,000
                                                     -------------            ------------         -----------
Cash and cash equivalents - end of period              $1,008,000              $1,008,000          $27,000
                                                     =============            ============         ===========


          See accompanying notes to consolidated financial statements.

                   FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZfoodstop.com)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


1. Summary of Significant Accounting Policies
   ------------------------------------------

Basis of Presentation
---------------------

The financial statements include the accounts of Far East and its wholly owned subsidiary, Far East (BVI), Inc. (Far East BVI) and its Chinese joint venture entity, Guihzou Far East Panjiang Chemical Co. Ltd. (GFEPC). Far East is organized under the laws of the State of Nevada. Far East BVI is organized under the laws of the British Virgin Islands. GFEPC is a Chinese joint venture. All significant intercompany balances and transactions have been eliminated in consolidation.

The following is a summary of the significant accounting policies used by Far East Energy Corporation and Subsidiary (together referred to as the Company) in the preparation of its financial statements. These accounting policies conform to generally accepted accounting principles and practices generally followed within the mining and extraction industries. A description of the more significant of these policies follows.

Business
--------

The Company was incorporated as Egoonline.com in the State of Nevada, United States of America on February 4, 2000 under the Nevada Revised Statutes, Chapter 78, Private Companies, and changed its name to EZfoodstop.com on April 26, 2000. EZFoodstop.com changed its name to Far East Energy Corporation on January 10, 2002.

Far East Energy Corporation is an independent energy company engaged in the acquisition, exploration, development, and production of coal bed methane reserves in China and the United States. Its current operations are principally focused on developing its coal bed methane projects located in the Guizhou and Yunnan Provinces of China.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has been in the development stage since its formation on February 4, 2000. The Company has incurred net losses since its inception and has not established a source of revenue. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                   FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZfoodstop.com)
                          (A Development Stage Company)

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment
----------------------

The Company follows the successful efforts method of accounting. Under this method, the Company capitalizes all costs related to property acquisitions and successful exploratory wells, all development costs and the costs of support equipment and facilities. Certain costs of exploratory wells are capitalized pending determination that proved reserves have been found. All costs related to unsuccessful exploratory wells are expensed when such wells are determined to be non-productive; other exploration costs, including geological and geophysical costs, are expensed as incurred. The Company recognizes gain or losses on the sale of properties on a field basis.

Unproved leasehold costs are capitalized and reviewed periodically for impairment on a property-by- property basis, considering factors such as drilling and exploitation plans and lease terms. Costs related to impaired prospects are charged to expense. An impairment expense could result if oil and gas prices decline in the future or if downward reserves revisions are recorded, as it may not be economic to develop some of these unproved properties.

Costs of development dry holes and proved leaseholds are amortized on the unit-of-production method based on proved reserves on a field basis. The depreciation of capitalized production equipment and drilling costs is based on the unit-of-production method using proved developed reserves on a field basis.

Unproved oil and gas properties, including any related capitalized interest expense, are not amortized, but are assessed for impairment either individually or on an aggregated basis.

The costs of certain unevaluated leasehold acreage, wells drilled and international concession rights are not being amortized. Costs not being amortized are periodically assessed for possible impairments or reductions in value. If a reduction in value has occurred, costs being amortized are increased or a charge is made against earnings for those international operations where a reserve base is not yet established.

The Company applies Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under SFAS No. 121, long-lived assets and certain intangibles are reported at the lower of the carrying amount or their estimated recoverable amounts. Long-lived assets subject to the requirements of SFAS No. 121 are evaluated for possible impairment through review of undiscounted expected future cash flows. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized. No impairment existed at December 31, 2002.

                   FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZfoodstop.com)
                          (A Development Stage Company)


Income Taxes
------------

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Environmental Matters
---------------------

Environmental costs are expensed or capitalized depending on their future economic benefit. Costs that relate to an existing condition caused by past operations with no future economic benefit are expensed. Liabilities for future expenditures of a non-capital nature are recorded when future environmental expenditures and/or remediation are deemed probable and the costs can be reasonably estimated. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Net Loss Per Share
------------------

The Company applies SFAS No. 128, "Earnings Per Share" for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company.

Revenue Recognition
--------------------

Methane gas sales revenues generally are recorded using the sales method, whereby the Company recognizes sales revenue based on the amount of gas sold to purchasers on its behalf.

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)

Stock Options
-------------

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Accordingly, no compensation cost for stock options granted has been recognized, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the day of grant. Had compensation cost for these plans been determined consistent with the provisions of SFAS No. 123, the Company's stock-based compensation expense, net loss and loss per share would have been adjusted to the following pro forma amounts:


                                                          2002
                                                       ---------
Stock-based compensation expense - as reported         $    -
Stock-based compensation expense - pro forma            252,000
Net loss - as reported                                2,130,000
Net loss - pro forma                                  2,382,000
Loss per share - as reported
     Basic                                                 0.05
     Diluted                                               0.05
Loss per share - pro forma
     Basic                                                 0.05
     Diluted                                               0.05


The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended December 31, 2002: dividend yield at 0%; expected volatility of approximately 50%; risk-free interest rate of 1.4% and expected lives of one to 4 years for the options.

There was no stock option plan prior to 2002.

                   FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)


Foreign Currency Translation
----------------------------

Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. The functional currency for the Company's foreign operations is the applicable foreign currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in the consolidated statements of stockholders' equity and comprehensive income.

Foreign currency translation resulted in an aggregate exchange loss of $2,000 in 2002. There were no foreign currency transactions in 2001.

Fair Values of Financial Instruments
------------------------------------

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2002 and 2001.


                                  2002                          2001
                       --------------------------    ---------------------------
                       Carrying        Estimated       Carring        Estimated
                        Amount         Fair Value       Amount        Fair Value
                      ----------      -----------      --------        ---------
                                          (In Thousands)

Cash and cash
equivalents             $1,008          $1,008         $    27         $      27
Other liabilites         3,550           3,336              -                 -

The following methods and assumptions were used to estimate the fair value of the financial instruments summarized in the table above. The carrying values of accounts receivable, other assets, accounts payable and accrued expenses included in the accompanying consolidated balance sheets approximated fair market value at December 31, 2002 and 2001.

Cash and cash equivalents

The carrying amounts approximate fair value due to the short-term maturity of the instruments.

Other Liabilities and Commitments

The fair value of other liabilities and commitments is the present value of amounts to be paid determined at appropriate current interest rates.

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)

Reclassification
----------------

Certain amounts previously reported have been reclassified to conform to the current format.

Recent Accounting Pronouncements
--------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 is intended to improve the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method- -the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ending December 31, 2002. Management does not believe that the adoption of this statement will have a material effect on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of this statement will have a significant impact on the company's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not believe that the adoption of this statement will have a significant impact on the company's financial statements.


2.   Going Concern
-------------------

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

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)


3.   Statement of Cash Flows
----------------------------

The Company uses the indirect method to present cash flows from operating activities. Other supplemental cash flow information for the years ended December 31, 2002 and 2001 is presented as follows:


                                        2002            2001
                                     ---------      ----------
    Cash transactions:
     Cash paid for interst           $     -         $     -
                                     =========      ==========
     Cash paid for income taxes      $     -         $     -
                                     =========      ==========
    Noncash transactions:
     Acquisition of contact rights   $ 150,000       $     -
                                     =========      ==========



4. Property and Equipment
-------------------------
Property and equipment includes the following:


                                        2002            2001
                                     ----------     ----------
 Furniture and equipment             $ 108,000      $      -
 Accumulated depreciation               (7,000)            -
                                     ----------     ----------
                                     $ 101,000      $      -
                                     ==========     ==========

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)

5.  Intangible Assets
----------------------

Intagible assets consist of mineral exploration rights acquired during 2002 and are being amortized over three years. Assigned costs amounted to approximately $175,000. There was no amortization expense in 2002. Estimated amortization expense for each of the ensuing years through December 31, 2005, is 58,000.

On January 25, 2002, the Company entered into a Production Sharing Contract with the China United Coal Bed Methane Corporation (CUCBM), which has exclusive legal authority over all coal bed methane gas in the People's Republic of China (PRC). Pursuant to the Production Sharing Contract, the Company received the authority from CUCBM to jointly explore, develop, produce and sell coal bed methane gas in and from a total area of 1,072 unevaluated square kilometers in the Enhong and Laochang areas of Yunnan Province, PRC. The Production Sharing Contract was subject to formal ratification by PRC's Ministry of Foreign Trade and Economic Cooperation (MOFTEC). On December 30, 2002, MOFTEC ratified this Production Sharing Contract. The contract requires the Company to pay $150,000 to CUCBM upon ratification.

The Company has another Production Sharing Contract of the same date with CUCBM in the Zhaotong area of Yunnan Province which has not yet been ratified.

The Company has the right to earn a minimum of 60% interest in the joint venture, with CUCBM retaining the remaining 40%. In the event CUCBM elects to participate at a level less than 40%, their interest will be reduced proportionately, increasing the Company's participating interest.

As a result of MOFTEC's ratification and approval of the Production Sharing Contract concerning the Enhong and Laochang areas, the Company can commence its exploration program which initially involves the drilling of five (5) exploratory wells and eight (8) pilot development wells.

6. Investment in Joint Venture
------------------------------

On June 5, 2002, the Company executed a Sino-Foreign Joint Venture Contract (the Contract) with Panjiang Coal-Electricity (Group) Co. Ltd. (Panjiang) to establish a joint venture limited liability company (Joint Venture) in the PRC to extract and use coalmine methane gas from six (6) operating Panjiang coalmines which cover an area of 120 square kilometers. This contract was entered into by the Company through its wholly owned subsidiary, Far East BVI. The Company is developing drilling plans to prove and exploit the resources in these contract areas in the Guizhou Province.

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)


In consideration for this right to capture this coalmine methane gas, the Company will pay a total of $3,300,000 to Panjiang over the next three (3) years with $300,000 being paid at the beginning of the thirteenth (13th) month, $600,000 being paid at the beginning of the nineteenth (19th) month, $1,100,000 being paid at the beginning of the twenty-seventh (27th) month, and $1,300,000 being paid at the beginning of the thirty third (33rd) month. These obligations are recorded in the consolidated financial statements as of December 31, 2002. Additionally, the Company has agreed to provide Panjiang with 16,000,000 cubic meters per year of untreated, minimum 30% concentration, coalmine methane gas (equivalent to 5,500,000 cubic meters of pure methane) for use in Panjiang employee households.

The Company has also committed to provide all of the necessary funds for the extraction and use of the coalmine methane gas operations over the twenty (20) year term of the Contract.

However, as these amounts are not yet determinable, there is no provision in the financials as of December 31, 2002.

Panjiang will, in addition to allowing full and complete access to the coalmine methane gas, do the following:

        - Apply to the relevant authorities for the establishment of the Joint Venture and obtain necessary approvals;
        -  Assist in obtaining a business license for the Joint Venture;
        - Assist in getting land use rights, water use rights, electricity supply and other necessities for field development, well drilling, installation, upgrading, purification of coalmine methane gas and production of chemical products;
        - Provide all the land use rights for the household use methane gas pipelines;
        -  Assist the foreign employees in getting relevant visas;
        - Assist in purchasing equipment, materials, vehicles, communication equipment; and
        - Assist in the design and construction of the project, and in recruiting managers, technicians, and workers and other required employees.

The Company may withdraw from the project at any time by providing ninety (90) days written notice to Panjiang. During the first seven (7) year period, the Company will receive one hundred percent (100%) of the profits derived from its sale of coalmine methane gas and its products. After the expiration of the first seven (7) year period, the Company will pay Panjiang the following percentage of net profits derived from the sale of coalmine methane gas and its products:

      Year Eight                       10%
      Year Nine through Sixteen        20%
      Year Seventeen through Twenty    50%

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)


Subsequent to December 31, 2002 the Company notified Panjiang of its intention to withdraw from the project which effectively eliminates all assets and obligations associated with the project. If the Company had withdrawn from the project in 2002 the total assests and liabilities in the accompanying consolidated balance sheet would have been decreased by approximately $3,300,000.

7.  Other Assets
----------------

Effective December 31, 2002, the Company entered into an agreement to acquire a significant amount of assets when its wholly owned subsidiary, Far East Montana, Inc., executed a Plan of Merger (Agreement) with Newark Valley Oil & Gas, Inc, a Nevada corporation (Newark) wholly owned by North American Oil and Gas, Inc., (North American). Newark survived the merger and became a wholly owned subsidiary of the Company. Pursuant to the Agreement, in exchange for one hundred percent (100%) of the outstanding equity of Newark, the Company has issued: 1,600,000 restricted common shares and agreed to pay $600,000 in cash ($100,000 paid at closing, $200,000 to be paid five (5) months after closing and $300,000 to be paid twelve (12) months after closing), and assumed liabilities with a fair value of $364,000.

As a result of the agreement, the Company will acquire certain undeveloped oil, gas and mineral rights and interests in approximately 147,535.10 net acres located in the eastern portion of the state of Montana. Of the total net acres, approximately 134,530.16 acres constitute federal leases, approximately 5,141,80 acres constitute state of Montana leases, and approximately 7,863.14 acres constitute freehold leases. This acquisition will be intended to constitute a tax- free plan of reorganization pursuant to IRC Section 368(a)(1)(A). This acquisition will be accounted for as a purchase. As such, acquired assets and liabilities will be recorded at their fair value at the date of acquisition.


The agreement contains a contingency that the Company must use its best efforts to secure additional financing in the amount of $2,000,000 within 120 days from the date of closing (December 31, 2002). Any amounts of financing received by the Company since the date of the execution of the Letter of Intent on November 9, 2002 shall be deducted from the total $2,000,000 financing requirement. In the event such financing is not secured within 120 days of Closing, the Company shall be in default of this Agreement and the transaction shall be subject to rescission. In the event of rescission, the Company will transfer all of the outstanding equity interests in Newark to North American. North American will return to the Company the 1,600,000 restricted common shares of the Company. However, North American will retain any monies tendered pursuant to the Agreement.

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)

8.   Long Term Liabilities
--------------------------

Long-term liabilities consist of obligations arising from the acquisition of certain assets more fully described in Note 4.

        Liabilities associated with the acquisition     $3,300,000
          of certain contract rights
        Less current maturitiies included in current
          liabilities                                      300,000
                                                       -------------
                                                        $3,000,000
                                                       =============

Following are maturities of long-term liabilities for each of the next three years:

                 2003                                     $300,000
                 2004                                    1,700,000
                 2005                                    1,300,000
                                                       --------------
                                                        $3,300,000
                                                       ==============

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)



9.  Income Taxes
-----------------

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

                                        2002            2001
                                      -------        ---------
Deferred tax assets:
 Net Operating loss                  $762,000        $   4,000

Deferred tax liabilities:
 Bank premises and equipment            1,000              -
                                     ---------        ---------
    Net deferred tax asset            761,000            4,000
    Less valuation allowance         (761,000)          (4,000)
                                     ---------        ---------
                                     $     -          $    -
                                     =========        ==========

At December 31, 2002, the Company had a net operating loss carryforward for federal income tax purposes of approximately $2,240,000, which will expire beginning in 2016. At December 31, 2002 and 2001, management believed that the above indicated valuation allowance was necessary in order to comply with the provisions of Statement of Financial Accounting Standard No. 109, as discussed in note 1.

Income taxes for financial reporting purposes differed from the amounts computed by applying the statutory federal income tax rates due to the recording of the valuation allowance. The net change in the valuation allowance for the year ended December 31, 2002 and 2001 was $757,000 and $4,000, respectively.

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)


10.  Commitments and Contingencies
-----------------------------------

The Company is involved in legal actions arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the financial position or results of operations of the Company. The Company does not anticipate any material losses as a result of commitments and contingent liabilities.

Rent expense for the year ended December 31, 2002 was approximately $49,000. There was no rent expense in 2001. There are no noncancelable leases with remaining terms in excess of one year.

11.  Related Party Transactions
--------------------------------

In the ordinary course of business, the Company has and expects to continue to have transactions, including borrowings, with its employees, officers, directors and their affiliates. In the opinion of management, such transactions are on the same terms as for comparable transactions with unaffiliated persons.

The Company leases its Houston office from an entity owned in part by an officer and stockholder of the Company. The lease is classified as an operating lease and provides for minimum monthly rentals of $3,000 through May 2003.

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)

12.  Stockholders' Equity
-------------------------

Earnings per Share

   The following table sets forth the computation of basic and diluted loss per share:

                                                2002                    2001
                                            -----------               ---------
                                           (In Thousands, Except Per Share Data)

Numerator:
  Net loss from continuing operations       $    2,130                $      15
                                            ------------             -----------

Numerator for basic
  loss per share - loss
  available to common stockholders          $    2,130                $      15
                                            ------------             -----------
Numerator for dulutive loss per
  share - loss available to common
  stockholders after assumed conversions    $    2,130                $      15
                                            -----------              -----------

Denominator:
  Denominator for basic loss per share
  share - weighted average shares               44,810                   40,500

Effect of dilutive securities:
  Stock Options                                     -                        -
                                            -----------               ----------

Dilutive potential common shares                    -                        -
                                            -----------               ----------
Denominator for diluted loss per
  share - adjusted weighted
  average shares and assumed
  conversion                                    44,810                   40,500
                                            -----------               ----------
Basic loss per common share                 $     0.05                $       -
                                            ===========               ==========
Diluted loss per common share               $     0.05                        -
                                            ===========               ==========

For the years ended December 31, 2002 and 2001 all common stock equivalents were included in the computation of diluted earnings per share.

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)

Private Placement Offerings of Common Stock

The Company engaged in an accredited investors offering (Offering) of shares of its common stock, $0.001 par value (Common Stock), at sixty-five cents ($0.65) per share. The offering was made pursuant to exemption from registration under
Section 4(2) of the Securities Act of 1933.

Beginning January 24, 2002 and concluding on March 19, 2002, pursuant to Rule 506 of the Securities Act of 1933, Common Stock shares of 5,250,500 were sold to a group of 22 accredited foreign investors and two accredited United States individuals for a total offering price of $3,412,825. A commission of 11% was paid to the broker and escrow agent utilized to affect the European sales. The proceeds from the US investors were not subject to a commission.

13.  Stock Option Plan
----------------------

On January 29, 2002, the Board of Directors adopted, and the Company's stockholders subsequently approved, a non-qualified Stock Option Plan (the
Plan), whereby certain employees have been granted incentive options to purchase up to 3,990,000 shares of the common stock of the Company. The vesting schedule is 20% per year beginning July 29, 2002 and continuing at 20% per year on each January 29. The options expire January 29, 2009.

The exercise price of incentive options must be equal to at least the fair market value of the common stock as of the date of grant. Under the terms of the Company's Stock Option Agreement, options were granted to key employees at not less than the market price of the Company's common stock on the date of grant. The purpose of the options is to reward directors and key personnel for joining the Company and to give them an incentive to remain with the Company.

As of December 31, 2002, the Company had granted 3,990,000 options under the Plan.

There was no stock option plan prior to 2002.

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)


A summary of option transactions during the year ended December 31, 2002 is as follows:

                                                    2002
                                      ---------------------------------
                                        Shares Under       Option Price
                                          Option             Per Share
                                      ---------------   ----------------

Outstanding at beginning of year                -       $        -
Granted                                   3,990,000             0.65
Exercised                                       -                -
Forfeited                                       -                -
                                      ---------------   ----------------
Outstanding at end of year                3,990,000             0.65
                                      ===============   ================
Options exercisable                         798,000
Weigted average per share
 fair value of options granted
 during the period                      $       0.65



A summary of options outstanding as of December 31, 2002 as follows:


                                              Weighted
      Exercise       Number of Options    Average Remaining    Number of Options
       Price         Outstanding          Contractual Life        Exercisable
      --------       -----------------    -----------------    -----------------
       $0.65         3,990,000            6.08 years                798,000

All the outstanding options are exercisable at various times in years 2003 through 2009. All non-qualified stock options were granted at or greater than fair value on the date of grant. Generally, options granted under the Plan have a seven-year term and provide for vesting over four years.

14. Subsequent Event
--------------------

During the first quarter of 2003 the Company sold 60,000 shares of its common stock for $2.50 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On May 10, 2002, the board of directors of the Company appointed Payne, Falkner, Smith & Jones, P.C. as the Company's independent auditor for the fiscal year ended December 31, 2002. This appointment represented a change in the Company's auditor from De Visser & Gray. There was no disagreement with, resignation by, or dismissal of De Visser & Gray. This change was prompted by the move of the Company's principal executive office from Vancouver, B.C., Canada to Houston, Texas. De Visser & Gray's report on the Company's financial statements for the past two (2) years did not contain an adverse opinion or disclaimer of opinion, and had not been modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with De Visser & Gray on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
            ACT

      Directors, Executive Officers and Control Persons
Name                     Age   Position(s) and Office(s)

----------------------------------------------------------------------------
Jawaharlal (Lal) Gondi   61    Chief Executive Officer, Chairman and a Director
Bill Jackson             58    President, Chief Operating Officer and a Director
Ramesh Kalluri           45    Secretary, Treasurer and a Director
Tun Aye Sai              56    Director of China Operations and a Director
John Springsteen         33    Vice President and Chief Financial Officer
Chris Jackson            33    Vice President of Corporate Development

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

Compliance with Section 16(a) of the Exchange Act

      Based solely upon a review of forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 2001, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year, except for Bill Jackson, John Springsteen, Jawaharlal Gondi, Ramesh Kalluri, Tun Aye Sai and Chris Jackson whose non-qualified options to purchase shares of Common Stock vested and became exercisable on July 29, 2002 and January 29, 2003, both of which were reported on late Form 4 filings.

ITEM 10.    EXECUTIVE COMPENSATION

      No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the fiscal years 2002, 2001 and 2000. The following table provides summary information for the years 2002, 2001 and 2000 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of the Company's chief executive officer.

                           SUMMARY COMPENSATION TABLES


                                          Annual Compensation
                           -----------------------------------------------------


     Name and                                           Other Annual
Principal Position  Year   Salary ($)    Bonus ($)      Compensation ($)
------------------- ------ ---------------------------- ------------------------
 Jawaharlal Gondi   2002   60,000        - 0 -            5,343
  Chief Executive
      Officer
------------------- ------ ---------------------------- ------------------------
    John Green,     2001   - 0 -         - 0 -          - 0 -
     President
------------------- ------ ---------------------------- ------------------------
    John Green,     2000   - 0 -         - 0 -          - 0 -
     President
------------------- ------ ---------------------------- ------------------------


                                      Long Term Compensation
                        -------------------------------------------------------


                           Awards                    Payouts
                       ------------ -------------------------------------------


                        Restricted   Securities UnderlyiLTIP      All Other
Name and Principal      Stock        Options/           Payouts   Compensation
     Position     Year  Award(s)($)  SARs(#)            ($)       ($)
------------------------------------ ---------------------------- --------------
Jawaharlal Gondi, 2002  - 0 -        - 0 -              - 0 -      - 0 -
 Chief Executive
     Officer
------------------------------------ ---------------------------- --------------
   John Green,    2001  - 0 -        - 0 -              - 0 -      - 0 -
    President
------------------------------------ ---------------------------- --------------

------------------------------------ ---------------------------- --------------
   John Green,    2000  - 0 -        - 0 -              - 0 -     - 0 -
    President
------------------------------------ ---------------------------- --------------






                                   ---------------------------------------------
                                   Option/SAR Grants in Last Fiscal Year
                                            (Individual Grants)
                                   ---------------------------------------------

--------------------------------------------------------------------------------
                                  Percent of Total
       Name         Number of     Options/SARs      Exercise of
                    Securities    Granted to        Base Price   Expiration Date
                    Underlying    Employees In      ($/Sh)
                    Options/SARs  Fiscal Year
                      (1)
------------------- -------------------------------------------- ---------------
   Bill Jackson     1,000,000     25.1%            $0.65/Share  January 29, 2009
------------------- -------------------------------------------- ---------------
 John Springsteen   200,000       5.0%             $0.65/Share  January 29, 2009
------------------- -------------------------------------------- ---------------
   Chris Jackson    300,000       7.5%             $0.65/Share  January 29, 2009
------------------- -------------------------------------------- ---------------
 Jawaharlal Gondi   1,000,000     25.1%            $0.65/Share  January 29, 2009
------------------- -------------------------------------------- ---------------
    Tun Aye Sai     300,000       7.5%             $0.65/Share  January 29, 2009
------------------- -------------------------------------------- ---------------
  Mike McElwrath    100,000       2.5%             $0.65/Share  January 29, 2009
------------------- -------------------------------------------- ---------------
    Larry Izzo      30,000        0.8%             $0.65/Share  January 29, 2009
------------------- -------------------------------------------- ---------------
     Ben Malek      30,000        0.8%             $0.65/Share  January 29, 2009
------------------- -------------------------------------------- ---------------
  Ramesh Kalluri    150,000       3.8%             $0.65/Share  January 29, 2009
------------------- -------------------------------------------- ---------------
    Joe Cooper      600,000       15.0%            $0.65/Share  January 29, 2009
------------------- -------------------------------------------- ---------------
    Don Gunther     280,000       7.0%             $0.65/Share  January 29, 2009
------------------- -------------------------------------------- ---------------


(1) These options to purchase shares of the Company's Common Stock were granted to these individuals on January 29, 2002 to reward them with stock options and to motivate these persons. These options to purchase shares vest in five (5) equal allotments with twenty percent (20%) vesting and being exercisable on July 29, 2002, and the remaining eighty percent (80%) vesting and being exercisable in four (4) equal annual increments beginning on January 29, 2003 and continuing until January 29, 2006. All of these options are exercisable until and expire on January 29, 2009. Because these options and the shares underlying these options are being provided as motivation to the individuals only, both the option and the underlying shares may not be sold, transferred, assigned, pledged for a loan, margined, hypothecated or exchanged, except pursuant to the laws of descent, for a period of two (2) years from the date of grant.

                      EQUITY COMPENSATION PLAN INFORMATION


                             Number of       Weighted-      Number of securities
                             securities to   average        remaining available
                             be issued upon  exercise price for future issuance
                             exercise of     of outstanding under equity
                             outstanding     options,       compensation plans
                             options,        warrants and   (excluding
           Plan Category     warrants and    rights         securities reflected
                             rights                         in column (a))
--------------------------------------------------------------------------------
                               (a)            (b)            (c)

Equity compensation plans
approved by security holders     0            n/a             0


Equity compensation plans not  3,990,000     $0.65            0
approved by security holders

Total                          3,990,000     $0.65            0
--------------------------------------------------------------------------------

Description of Equity Compensation

      On January 29, 2002, the Company granted non-qualified options ("Options") to purchase Three Million Nine Hundred Ninety Thousand (3,990,000) shares of Common Stock at an exercise price of $0.65 to the following optionees:


  Name of Optionee    Number Of
                      Shares
                      Underlying
                      Options
------------------    -----------
    Bill Jackson      1,000,000
  John Springsteen    200,000
    Chris Jackson     300,000
  Jawaharlal Gondi    1,000,000
     Tun Aye Sai      300,000
   Mike McElwrath     100,000
     Larry Izzo       30,000
      Ben Malek       30,000
   Ramesh Kalluri     150,000
     Joe Cooper       600,000
     Don Gunther      280,000

      The Options are exercisable, in whole or in part, until January 29, 2009, and vest in five (5) equal allotments as follows:

(i) Twenty percent (20%) of the Option Shares became exercisable on July 29, 2002;

(ii) Twenty percent (20%) of the Option Shares became exercisable on January 29, 2003;
(iii) Twenty percent (20%) of the Option Shares shall be exercisable on January 29, 2004;
(iv) Twenty percent (20%) of the Option Shares shall be exercisable on January 29, 2005; and
(v) Twenty percent (20%) of the Option Shares shall be exercisable on January 29, 2006.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information concerning the ownership of the Company's Common Stock as of March 17, 2003, with respect to:
(i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The number of shares listed as beneficially owned in the following table reflect the forward stock split of eighteen-for-one (18-for-1) of the Company's issued and outstanding common stock which became effective on January 1, 2002. As of March 17, 2003, there were 47,410,500 shares of Common Stock issued and outstanding.

  Title of Class    Name and Address of         Amount and Nature   Percent of
                    Beneficial Owner            of Beneficial       Class (2)
                                                Ownership(1)
--------------------------------------------------------------------------------
                    Executive Officers and
                    Directors
--------------------------------------------------------------------------------
Common Stock          Bill Jackson              1,400,000 (3)        3.0%
($0.001 par        400 N. Sam Houston
 value)             Pkwy E. Suite 205
                    Houston, Texas 77060
--------------------------------------------------------------------------------
Common Stock         Jawaharlal Gondi            7,400,000 (4)       15.6%
($0.001 par       400 N. Sam Houston
 value)             Pkwy E. Suite 205
                   Houston, Texas 77060
--------------------------------------------------------------------------------
Common Stock        Tun Aye Sai                  1,120,000 (5)       2.4%
($0.001 par       400 N. Sam Houston
value)              Pkwy E. Suite 205
                   Houston, Texas 77060
--------------------------------------------------------------------------------
Common Stock       Ramesh Kalluri                  210,000 (6)   Less than 1%
($0.001 par       400 N. Sam Houston
value)             Pkwy E. Suite 205
                   Houston, Texas 77060
--------------------------------------------------------------------------------
Common Stock        John Springsteen               280,000 (7)   Less than 1%
($0.001 par       400 N. Sam Houston
value)              Pkwy E. Suite 205
                   Houston, Texas 77060
--------------------------------------------------------------------------------
Common Stock         ChrisJackson                  220,000 (8)   Less than 1%
$0.001 par        400 N. Sam Houston
value)              Pkwy E. Suite 205
                   Houston, Texas 77060
--------------------------------------------------------------------------------
Common Stock     Directors and Executive
($0.001 par        Officers as a Group           10,630,000          22.4%
value)              (6 individuals)
--------------------------------------------------------------------------------

      (1) The number of shares and the percentage of the class beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as beneficially owned by such person or entity.
      (2) Percentages are based upon the total 47,410,500 outstanding shares of Common Stock combined with the number of shares of Common Stock beneficially owned by each person or entity.
      (3) Includes 400,000 shares which underlie non-qualified options which may currently be exercised.
      (4) Includes 4,000,000 shares of Common Stock owned by the Arthi Trust of which he is the principal beneficial owner of 100% of the voting stock, and 400,000 shares which underlie non-qualified options which may currently be exercised.
      (5) Includes 120,000 shares which underlie non-qualified options which may currently be exercised.
      (6) Includes 60,000 shares which underlie non-qualified options which may currently be exercised.
      (7) Includes 80,000 shares which underlie non-qualified options which may currently be exercised.

      (8) Includes 120,000 shares which underlie non-qualified options which may currently be exercised.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Bill Jackson, the president of the Company, is executive vice president and chief financial officer for Quality Technologies, LLC which subleases the office space to the Company in Houston. Bill Jackson is the father of Chris Jackson, the Company's vice president of corporate development. Chris Jackson is a beneficial owner in Quality Technologies, LLC.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 21 of this Form 10-KSB, which is incorporated herein by reference.


     (b) No reports on Form 8-K were filed on the Company's behalf during the quarter ended December 31, 2002.

     (c) A Form 8-K was filed on January 13, 2003 regarding the Ministry of Foreign Trade and Economic Co-operation's ratification and approval of the Production Sharing Contract with the China United Coal Bed Methane Corporation concerning the Enhong and Laochang areas.

     (d) A Form 8-K was filed on January 15, 2003 regarding the acquisition of assets resulting from the merger of the Company's wholly owned subsidiary, Far East Montana, Inc. with Newark Valley Oil & Gas, Inc.

ITEM 14.    CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the person performing functions similar to that of a Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company's Chief Executive Officer and the person performing functions similar to that of a Chief Financial Officer of the Company concluded that the Company's disclosure controls are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company conducted its evaluation.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March 2003.

                                               Far East Energy Corporation

                                               /s/ Bill Jackson
                                               ------------------------
                                               Bill Jackson, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date

/s/ Bill Jackson
--------------------------
Bill Jackson                  President, Operating Officer  March 31, 2003
                              and Director
/s/ Jawaharlal Gondi
--------------------------
Jawaharlal Gondi              Chief Executive Officer        March 31, 2003
                              and Director
/s/ Tun Aye Sai
--------------------------
Tun Aye Sai                   Director of China Operations   March 31, 2003
                              and a Director

/s/ John Springsteen
--------------------------
John Springsteen              Vice President and             March 31, 2003
                              Chief Financial Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the annual report on Form 10-KSB of Far East Energy Corporation (the "Company") for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Bill Jackson, the President of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 31, 2003

                             /s/ Bill Jackson
                             ------------------------------
                             Bill Jackson, President

                                  CERTIFICATION

      I, Bill Jackson, President of Far East Energy Corporation (the "Company"), certify that:

      1. I have reviewed this annual report on Form 10-KSB of the Company;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

      4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

      6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Bill Jackson
---------------------------------
Bill Jackson, President

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the annual report on Form 10-KSB of Far East Energy Corporation (the "Company") for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, John Springsteen, Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 31, 2003
                                    /s/ John Springsteen
                                    ----------------------------------
                                    John Springsteen, Chief Financial Officer

                                  CERTIFICATION

      I, John Springsteen, Chief Financial Officer of Far East Energy Corporation (the "Company"), certify that:

      1. I have reviewed this annual report on Form 10-KSB of the Company;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

      4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

      6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ John Springsteen
----------------------------------
John Springsteen, Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT   PAGE
NO.       NO.         DESCRIPTION
--------  -----       ------------

3(i)       *           Articles of Incorporation of the Company.

3(ii)      *           Bylaws of the Company.

10(i)      *           A December 31, 2002, Plan of Merger by and between Far
                       East Montana, Inc. and Newark Valley Oil & Gas, Inc.

21         22          Subsidiaries of the Company.

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

                                                                  EXHIBIT 21

                              LIST OF SUBSIDIARIES
                                       OF
                           FAR EAST ENERGY CORPORATION


1.  Newark Valley Oil & Gas, Inc. was incorporated in the state of Nevada.
2. Far East Energy (BVI), Inc. was incorporated in the territory of the British Virgin Islands.