Form 10QSB
period 2003-03-31
FAR EAST ENERGY CORP
filed 2003-05-20
CIK 1124024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended March 31, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from __________________ to _____________________.

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

                                Yes [X] No [ ]

The number of shares outstanding of Registrant's common stock, par value $0.001 ("Common Stock") as of May 18, 2003 was 47,410,500.

Transitional Small Business Disclosure Format (check one):

                                Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION...............................................3

      Item 1.     Financial Statements.......................................3

Item 2.   Management's Discussion And Analysis and Plan of Operation ........4

                  Forward-looking Information................................4

                  Overview...................................................4

                  Results Of Operations......................................5

                  Capital Resources And Liquidity............................5

                  Obligations and Future Capital Requirements................6

                  Critical Accounting Policies...............................6

Item 3.   Controls and Procedures............................................7

PART II - OTHER INFORMATION..................................................8

      Item 1.     Legal Proceedings .........................................8

      Item 4.     Submissions of Matters to a Vote of Security Holders ......8

      Item 6.     Exhibits and Reports on Form 8-K ..........................9

INDEX TO EXHIBITS...........................................................13

                        PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                                  Balance Sheet
                   As at December 31, 2002 and March 31, 2003

                                                     (U.S.$)        (U.S.$)
                                                   (unaudited)    (unaudited)
                                                     March 31     December 31
                                     ASSETS           2003           2002

Current Assets
        Cash and cash Equivalents                  $   407,000     $ 1,008,000
        Prepaids and other current assets                   -            1,000
                                                   ------------    -----------
             Total current assets                  $   407,000     $ 1,009,000
                                                   ------------    -----------

Property and equipment, net                             97,000         101,000
Investment in Joint Venture                                  -       3,322,000

Intangible Asset                                       160,000         175,000
Other Assets                                           301,000         143,000

TOTAL ASSETS                                           965,000       4,750,000
                                                   ===========     ===========

                                   LIABILITIES

Current Liabilities
        Accounts Payable                              555,000         253,000
        Other liabilities                                   -         250,000
        Current portion of long-term liabilities            -         300,000
                                                   ----------      -----------
        Total Current Liabilities                     555,000         803,000
                                                   ----------      -----------

Long-Term Liabilities
        Other Long-Term Liabilities                         -       3,000,000
                                                   ----------      -----------

TOTAL LIABILITIES                                     555,000       3,803,000
                                                   ----------      -----------

                              STOCKHOLDERS' EQUITY

Stockholders' Equity (note 4)
      Common stock, $0.001 par value,
      500,000,000 shares authorized,
      47,410,500 and 47,350,500 issued
      and outstanding at March 31, 2003
      and and December 31, 2002 respectively          45,000           45,000
Additional paid in capital                         3,195,000        3,060,000
Accumulated other comprehensive loss                  (2,010)          (2,000)
Deficit accumulated during the Development Stage  (2,828,000)      (2,156,000)
                                                  -----------      -----------
                                                     410,000          947,000
                                                  ===========      ===========
                                                    $965,000       $4,750,000

                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                Statements of Operations and Accumulated Deficit
       For the Three Month Periods Ended March 31, 2003 and March 31, 2002


                                            Cumulative
                                              During     For the Three Month
                                            Development     Periods Ended
                                              Stage           March 31,
                                            (unaudited)      (unaudited)
                                                         -----------------------
                                                              2003       2002

Revenues
Interest income                             $    13,000    $       -   $      -
Foreign currency exchange gain                    1,000            -          -
                                                --------     --------    -------
       Total Revenue                           $14,000            -          -

Expenses
Geologic and engineering services               452,000       72,000
Other consulting and professional services      363,000       87,000
Compensation                                    838,000      242,000
Travel                                          667,000       92,000
Legal and accounting                            139,000       68,000
General and administrative                      326,000       74,000     50,000
Loss on investment in Joint Venture              22,000       22,000
Amortization                                     15,000       15,000
                                                --------     --------   --------
        Total Expenses                       $2,842,000     $672,000    $50,000

Net loss for the period                      (2,828,000)    (672,000)   (50,000)
Deficit - beginning of period                         -   (2,156,000)   (25,000)
                                            ------------  -----------   --------
Accumulated deficit - end of period          (2,828,000)  (2,828,000)   (75,000)
                                            ============  ===========   ========

Weighted average number of
shares outstanding (Note 4)                               47,410,500  45,750,000
                                                          ==========  ==========
Earnings per share - Basic                                     (0.02)     (0.00)
                                                          ===========   ========
Earnings per share - Diluted                              $    (0.02)  $  (0.00)
                                                          ===========   ========

                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                 Consolidated Statement of Stockholders' Equity
                          For the Period from the Date
              of Incorporation(February 4, 2000) to March 31, 2003




                                                                                           Deficit
                                               $.001 Par Value               Accumulated  Accumulated
                                                Common Stock                  Additional  During the       Other         Total
                                Date of       Number of    Par      Paid-In   Development Comprehensive  Comprehensive Stockholders'
                              Transaction       Shares    Value     Capital      Stage        Loss         Loss           Equity

Shares issued                 4/00 - 8/00    2,250,000    $2,000   $ 51,000    $      -     $    -        $       -     $  53,000
Net loss                                             -         -          -     (11,000)         -          (11,000)      (11,000)
                                          -----------------------------------------------------------------========-----------------
Balance, December 31, 2000                   2,250,000     2,000     51,000     (11,000)         -                -        42,000

Net loss                                             -         -          -     (15,000)         -          (15,000)      (15,000)
                                          -----------------------------------------------------------------========-----------------
Balance, December 31, 2001                   2,250,000     2,000     51,000     (26,000)         -                -        27,000

18 for 1 Stock Split         1/1/02         38,250,000    38,000    (38,000)          -          -                -             -
Sale of stock for cash       1/24 - 4/1/02   5,250,500     5,000  3,047,000           -          -                -     3,052,000
Stock issued in connection
with acquisition in process  12/30/02        1,600,000     2,000  6,718,000           -          -                -     6,720,000
Stock issued subject to
acquisition completion       12/30/02       (1,600,000)   (2,000)(6,718,000)          -          -                -    (6,720,000)

Comprehensive loss:
  Net loss                                           -         -          -  (2,130,000)         -       (2,130,000)   (2,130,000)
Other comprehensive loss, net of tax

  Foreign currency translation
  adjustment                                         -         -          -           -     (2,000)          (2,000)       (2,000)
                                         -------------------------------------------------------------------------------------------
Total Comprehensive Loss                             -         -          -           -          -       (2,132,000)
                                                                                                         ===========
Balance, December 31, 2002                 45,750,500     45,000  3,060,000  (2,156,000)    (2,000)               -       947,000
                                         ===========================================================================================

Sale of stock for cash       2/6/03            60,000          -    135,000           -          -                -        135,000
Net loss                                            -          -          -    (672,000)         -         (672,000)      (672,000)
                                         -------------------------------------------------------------------------------------------
Balance, March 31, 2003                    45,810,500     45,000  3,195,000  (2,828,000)    (2,000)               -        410,000





                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                            Statements of Cash Flows
       For the Three Month Periods Ended March 31, 2003 and March 31, 2002


                                              Cumulative
                                                During       For the Three Month
                                              Development      Periods Ended
                                                Stage            March 31,
                                              (unaudited)       (unaudited)
                                            ---------------    ---------------
                                                               2003       2002
Cash Provided By (Used For):                                  ------     ------

Operating Activities
Net loss for the period                       $(2,828,000) $(672,000)  $(50,000)
Adjustment to reconcile net loss to cash used in operations

Depreciation                                       12,000      5,000          -
Amortization                                       15,000     15,000          -
Increase in prepaid expense
Increase (decrease) in accounts payable           555,000    302,000     27,000
                                              ------------  ---------   --------
                                               (2,246,000)  (350,000)   (23,000)
                                              ------------  ---------   --------

Investing Activities
Acquisitions of Intangibles                      (477,000)  (150,000)         -
Investments in property and equipment            (108,000)         0          -
Loss on Investment in Joint Venture                           22,000          -
                                                            ---------
Net cash used in investing activities            (585,000)  (136,000)         -
                                              ------------  ---------   --------

Financing Activities
Proceeds from the sale of common stock          3,240,000    135,000  3,052,000
Decrease in Long-term Liabilities                       -    250,000          -
Net Cash provided by Financing Activities       3,240,000   (115,000) 3,052,000
                                              ------------  --------- ----------

Effect of exchange rate changes on cash           (2,000)          -          -

Increase (decrease) in cash and cash
equivalents                                      407,000    (601,000) 3,029,000
Cash and cash equivalents - beginning of
period                                                 -   1,008,000     43,000
                                              ------------ ---------- ----------
Cash and cash equivalents - end of period        407,000     407,000  3,072,000
                                              ============ ========== ==========

                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)
                        Notes to the Financial Statements
           For the Three Month Period Ended March 31, 2003 (unaudited)

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

      Financial Instruments

      Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes)approximate the carrying values of such amounts.

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

      Subsequent to an 18 for 1 forward stock split:

            5,250,500 common shares were issued at $0.65 per share. Net of expenses associated with the offering, consideration to the Company was $3,052,072.
            60,000 common shares were issued at $2.50 per share.

5.    INTANGIBLE ASSETS

      Intangible assets consist of mineral exploration rights acquired during 2002 and are being amortized over three years. Assigned costs amounted to approximately $175,000. There was no amortization expense in 2002. Amortization expense during the first quarter of 2003 was $15,000.

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

      In consideration for this right to capture Panjiang's coal mine methane gas, the Company will pay a total of $3,300,000 to Panjiang over the next over the next three (3) years with $300,000 being paid at the beginning of the thirteenth (13th) month, $600,000 being paid at the beginning of the nineteenth (19th) month, $1,100,000 being paid at the beginning of the twenty-seventh (27th) month, and $1,300,000 being paid at the beginning of the thirty- third (33rd) month. Additionally, the Company has agreed to provide Panjiang with 16,000,000 cubic meters per year of untreated, minimum 30% concentration, coal mine methane gas (equivalent to 5,500,000 cubic meters of pure methane) for use in Panjiang employee households.
      The Company has also committed to provide all of the necessary funds for the extraction and use of the coal mine methane gas operations over the twenty (20) year term of the Contract.

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

7.    LONG-TERM LIABILITIES

      Long-term liabilities consist of obligations arising from the acquisition of certain assets as more fully described in "Note 6. Investment in Joint Venture."

            Liabilities associated with the acquisition
            of certain contract rights                          $3,300,000

            Less current maturities included in
            current liabilities                                    300,000
                                                                ----------

                                                                $3,000,000

Following are maturities of long-term liabilities for each of the next three years:

                              Year        Amount
                              2003         $600,000
                              2004        1,100,000
                              2005        1,300,000
                                          ----------
                                         $3,000,000

8.    COMMITMENTS AND CONTINGENCIES

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

      On April 25, 2003, the Company received notice that TMP Worldwide, Inc. ("TMP") had filed a lawsuit against it in the 151st Judicial District Court in Harris County, Houston, Texas for two counts. The first count was for breach of contract and the second count was entitled a suit on open account. On May 19, 2003, TMP filed a motion for nonsuit because they no longer wished to prosecute the action against the Company. Prior to May 19, 2003, the Company agreed to settle this matter with TMP. The Order Granting Nonsuit is expected to be signed by the Court without delay. The settlement of this litigation required our payment of:

        (i)     $155,000 by May 15, 2003, which has been tendered; and
        (ii) the balance of approximately $307,539 payable in three monthly installments to be made June 15, 2003, July 15, 2003 and August 15, 2003.

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

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward- looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results. The management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes herein.

Overview

      Our operations for the quarter ended March 31, 2003, consisted of searching for suitable oil and gas prospects to acquire and developing drilling and production plans. We executed two (2) Production Sharing Contracts with China United CoalBed Methane Corporation ("CUCBM") on January 25, 2002. Pursuant to the two Production Sharing Contracts, one of which is subject to formal ratification by the Ministry of Foreign Trade and Economic Cooperation ("MOFTEC'), we received the authority from CUCBM to jointly explore, develop, produce and sell coalbed methane gas in and from a total area of 1,272 square kilometers in the Enhong, Laochang and Zhaotong areas of the Yunnan Province of the People's Republic of China. On December 30, 2002, MOFTEC ratified the Production Sharing Contract with CUCBM to jointly explore, develop, produce and sell coal bed methane gas in and from a total area of 1,072 square kilometers in the Enhong and Laochang areas of Yunnan Province, PRC. The Production Sharing Contract with CUCBM in the Zhaotong area of Yunnan Province has not yet been ratified by MOFTEC.

      On January 21, 2003, our wholly owned subsidiary, Far East Montana, Inc., closed its merger with Newark Valley Oil & Gas Inc. ("Newark") and we tendered $100,000 as the first installment on the $600,000 purchase price. We also tendered, on or about May 12, 2003, $62,500 to the original sellers of the leases acquired in this merger. Of the $500,000 balance of the purchase price, $200,000 is due on July 21, 2003, and $300,000 is due to be tendered on January 21, 2004. We remain committed, pursuant to the merger, to raise $2,000,000 in financing on or before June 21, 2003. Although we have not yet satisfied this financing requirement, and can provide no assurance that we will, management is confident that it will succeed in completing this financing.

      As a result of the merger with Newark, we now own and are in the process of developing certain undeveloped oil, gas and mineral rights and interests in approximately 147,535.10 net acres in eastern Montana. Revenue is not expected to be generated from the Montana venture until approximately mid-2004, which is predicated upon expenditures of $4 to 6 million. Although, we currently do not possess such funds, we are actively seeking financing, through debt and equity for this development.

      Business operations in China and the United States will continue to increase our expenses and, if such operations are successful, our revenues. We are moving forward in the natural gas industry in China by virtue of the ratification of the Production Sharing Contract to explore, develop, produce and sell coal bed methane gas in the Enhong and Laochang areas, and the acquisition of undeveloped oil and gas rights and interests in the state of Montana.

RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2002; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. A comparison of the period in 2003 relative to the same period in 2002 may not be meaningful, as we did not have exploration, development, extraction and sale of coalbed methane gas activities in China during the year ended December 31, 2001 versus our current focus.

      We had no revenue for the quarter ended March 31, 2003 and no revenue for the same period in 2002. Our operating loss increased to $672,000 for the quarter ended March 31, 2003 as compared to $50,000 for the same period in 2002, attributable to increases in general and administrative expenses by $24,000, geological and engineering services in the amount of $72,000, other consulting and professional services totaling $87,000, $242,000 in compensation as compared to $0 in the first quarter of 2002, travel expenses equaling $92,000, and legal and accounting expenses of $68,000.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2003, our cash and cash equivalents were $407,000, as compared to $3,057,000 as of March 31, 2002. The decrease is due to the expenditures made in our development of oil and gas properties.

      Our accounts payable increased to $555,000 as of the quarter ended March 31, 2003, as compared to $27,000 for the same period in 2002, which is due to our increased focus on development activities.

      Shareholder's equity as of March 31, 2003, was $410,000, as compared to $3,030,000 as of March 31, 2002.

      During the quarter ended March 31, 2003, we issued 60,000 shares of Common Stock at US$2.50 per share to a group of accredited entities for a total offering price of $150,000. The private placement was made pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933.

      Subsequent to the quarter ended March 31, 2003, we effected private placement sales of 508,000 shares of Common Stock at $0.65 per share to eleven accredited investors for a total price of $330,200.

      As there were no revenues for the fiscal quarter ended March 31, 2003, we anticipate that the commencement of our business operations in China and the United States will drastically increase expenses and, if such operations are successful, revenues.

OBLIGATIONS AND FUTURE CAPITAL REQUIREMENTS

      Our current cash position is expected to satisfy our operating needs going forward. We intend to continue financing efforts to support our current and proposed business operations in China. If we do not succeed in generating enough financing to satisfy our operating needs and we are unable to generate revenues and/or obtain bank loans on favorable terms and/or sell additional shares of our equity securities to secure the cash required to conduct our business operations immediately, we will fail. Because we have acquired an undeveloped natural resource that will require substantial exploration and development, we do not expect to generate meaningful revenues until at least mid-2004. Expenses associated with exploration and development have depleted our cash reserves. Future expenses will have to be financed through cash flow, which may not yet be available if production and sales of coalbed methane gas are not significant, or through future financings of equity and/or debt. In the event we do not raise funds sufficient to finance our current development plans for projects in Yunnan and Montana, we may not generate revenues until after mid-2004.

CRITICAL ACCOUNTING POLICIES

      Our accompanying interim financial statements are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

      The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and recommends that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB as of December 31, 2002. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

      Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management=s application of accounting policies. Our critical accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes, accounting for environmental matters, and foreign currency translation.

      We have adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which provides guidance on long-lived assets and certain intangibles which are reported at the lower of the carrying amount or their estimated recoverable amounts.

      We also apply SFAS No. 128, Earnings Per Share, for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings.

      We apply APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock option plan and have adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost for stock options granted has been recognized, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the day of grant.

      We have also adopted SFAS No. 52, Foreign Currency Translation, which requires that the translation of the applicable foreign currency into U.S. dollars be performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in the consolidated statements of stockholders' equity and comprehensive income.

ITEM 3.         CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we conducted our evaluation.

                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      On April 25, 2003, we received notice that TMP Worldwide, Inc. ("TMP") had filed a lawsuit against us in the 151st Judicial District Court in Harris County, Houston, Texas for two counts. The first count was for breach of contract and the second count was entitled a suit on open account. On May 19, 2003, TMP filed a motion for nonsuit because they no longer wished to prosecute the action against us.

      The lawsuit alleged actual damages in excess of $345,000 representing overdue invoices for services rendered by TMP, and further alleged that there were additional unpaid invoices which had not yet become overdue, and services that have been rendered but not yet invoiced bringing the total actual damages in excess of $442,000. TMP alleged that on March 5, 2002, it entered into an agreement with us whereby we agreed to transfer all of our employees to TMP's payroll, and TMP agreed to supply the employees back to us. Further, TMP alleged that we agreed to compensate it for this service based on multipliers of the employees' salaries.

      Prior to May 19, 2003, we agreed to settle this matter with TMP. The Order Granting Nonsuit is expected to be signed by the Court without delay. The settlement of this litigation required our payment of:

        (i)     $155,000 by May 15, 2003, which has been tendered; and
        (ii) the balance of approximately $307,539 payable in three monthly installments to be made June 15, 2003, July 15, 2003 and August 15, 2003.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On March 4, 2003, a Special Meeting of our shareholders was held. Below is a description of each of the proposals submitted to a vote of security holders, all of which were approved, together with the voting results.

PROPOSAL NO. 1:   To approve an amendment to our articles of incorporation to increase the number of shares of Common Stock authorized for issuance from 100,000,000 to 500,000,000.
                                                                 BROKER
                  FOR         AGAINST          WITHHELD        NON-VOTES
                23,678,475    --------       -----------     ---------------

PROPOSAL NO. 2:   To approve an amendment to our articles of incorporation to authorize a class of 500,000,000 shares of preferred stock, par value $0.001.

                                                                  BROKER
                 FOR          AGAINST          WITHHELD          NON-VOTES
               23,578,47   ------------        100,000         -------------

PROPOSAL NO. 3:   To ratify an amendment to our bylaws to allow the board of directors to fix, in advance, a record date not more than 60 or less than 10 days before the date of any shareholder meeting as the date as of which shareholders entitled to notice of and to vote at such meetings must be determined.

                                                                  BROKER
                 FOR        AGAINST            WITHHELD         NON-VOTES
             23,478,475    -----------          200,000      -----------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 12 of this Form 10-QSB, which is incorporated herein by reference.

(b) A Form 8-K was filed on January 13, 2003 regarding the Product Sharing Contracts we entered into with the China United Coal Bed Methane Corporation ("CUCBM").

    A Form 8-K was filed on January 15, 2003 regarding the assets acquired when Far East Montana, Inc. merged with Newark Valley Oil & Gas Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of May, 2003.


                                           Far East Energy Corporation
                                           /s/ Bill Jackson
                                           -----------------------------------
                                           Bill Jackson, Chief Executive Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

   In connection with the quarterly report on Form 10-QSB of Far East Energy Corporation (the "Company") for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Bill Jackson, Chief Executive Officer and Principal Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

   (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 20, 2003
/s/ Bill Jackson
----------------------------------
Bill Jackson,
Chief Executive Officer and Principal Financial Officer

                                  CERTIFICATION

   I, Bill Jackson, Chief Executive Officer and Principal Financial Officer of Far East Energy Corporation (the "Company"), certify that:

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

Date: May 20, 2003
/s/ Bill Jackson
----------------------------------
Bill Jackson, Chief Executive Officer and Principal Financial Officer

                                INDEX TO EXHIBITS

   Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.

EXHIBIT   PAGE
NO.       NO.         DESCRIPTION
---       ---         -----------
3.1       *           Articles of Incorporation

3.2       *           Bylaws