Form 10QSB
period 2003-06-30
FAR EAST ENERGY CORP
filed 2003-08-19
CIK 1124024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ____________________ to
_____________________.

Commission file number: 0-32455
                        -------

                           FAR EAST ENERGY CORPORATION
                           ---------------------------
                 (Name of Small Business Issuer in Its Charter)

          Nevada                                          88-0459590
--------------------------------                    ----------------------
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

                                 Yes [X] No [ ]

The number of shares outstanding of Registrant's common stock, par value $0.001 ("Common Stock") as of August 18, 2003 was 48,212,500.

           Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION...............................................3

Item 1.   Financial Statements...............................................F-1

Item 2.   Management's Discussion And Analysis and Plan of Operation ........4

          Forward-looking Information........................................4

          Overview...........................................................4

          Results Of Operations..............................................5

          Liquidity And Capital Resources  ..................................5

          Obligations and Future Capital Requirements........................6

          Critical Accounting Policies.......................................6

Item 3.   Controls and Procedures............................................7

PART II - OTHER INFORMATION..................................................7

Item 1.   Legal Proceedings .................................................7

Item 5.   Other Information .................................................8

Item 6.   Exhibits and Reports on Form 8-K ..................................8

INDEX TO EXHIBITS...........................................................10

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                                  Balance Sheet
                    As at June 30, 2003 and December 31, 2002

                                                (U.S.$)        (U.S.$)
                                              (unaudited)
                                                June 30       December 31
                                                 2003            2002
                                             ------------   ------------

                                     ASSETS


Current Assets
        Cash and cash Equivalents            $   187,000     $ 1,008,000
        Prepaids and other current assets              -           1,000
                                             -----------     -----------
                Total current assets         $   187,000     $ 1,009,000
                                             -----------     -----------

Property and equipment, net                       87,000         101,000
Investment in Joint Venture                            -       3,322,000

Intangible Asset                                 145,000         175,000
Other Assets                                     402,000         143,000
                                             -----------     -----------
TOTAL ASSETS                                     821,000       4,750,000
                                             ===========     ===========

                                  LIABILITIES

Current Liabilities
        Accounts Payable                         439,000         253,000
        Other liabilities                              -         250,000
        Notes payable                            125,000          -
        Current portion of long-term liabilities       -         300,000
                                             -----------     -----------
        Total Current Liabilities                564,000         803,000
                                             -----------     -----------

Long-Term Liabilities
        Other Long-Term Liabilities                    -       3,000,000
                                             -----------     -----------

TOTAL LIABILITIES                                564,000       3,803,000
                                             -----------     -----------

                              STOCKHOLDERS' EQUITY

Stockholders' Equity (note 4)
        Common stock, $0.001 par value,
        500,000,000 shares authorized,
        48,212,500 and 47,350,500 issued
        and outstanding at June 30, 2003
        and December 31, 2002 respectively         47,000          45,000
Additional paid in capital                      3,714,000       3,060,000
Accumulated other comprehensive loss               (2,000)         (2,000)
Deficit accumulated during the Development
Stage                                          (3,502,000)     (2,156,000)
                                              ------------     -----------
                                                  257,000          947,000
                                              ------------     -----------
                                                 $821,000       $4,750,000
                                              ============     ===========

                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                Statements of Operations and Accumulated Deficit
                       For the Six Months and Three Months
              Ended June 30, 2003 (unaudited) and 2002 (unaudited)



                                                Cumulative       For the Six Month       For the Three Month
                                                  During            Periods Ended           Periods Ended
                                                Development           June 30,                 June 30,
                                                   Stage         2003         2002         2003          2002
                                                ----------------------------------------------------------------
Revenues
Interest income                                  $ 14,000       $ 1000       $     -      $  1000       $     -
Foreign currency exchange gain                      1,000            0             -            -             -
                                                  --------      --------     -------      --------     ---------
     Total Revenue                                $15,000         1000            0          1000             -

Expenses
Geologic and engineering services                 645,000      265,000        75,000       193,000
Other consulting and professional services        400,000      124,000       117,000        37,000
Compensation                                    1,099,000      503,000       171,000       261,000
Travel                                            756,000      181,000       141,000        89,000
Legal and accounting                              192,000      121,000        71,000        53,000
General and administrative                        374,000      102,000        84,000        28,000         6,000
Loss on investment in Joint Venture                22,000       22,000                           0
Amortization                                       29,000       29,000                      14,000             -
                                                ----------- -------------   ----------  ------------    ----------


Net loss for the period                        (3,502,000)  (1,346,000)     (659,000)     (674,000)       (6,000)
Deficit - beginning of period                           -   (2,156,000)      (26,000)   (2,828,000)      (16,000)
                                               -----------  ------------   ----------  ------------    ----------
Accumulated deficit - end of period            (3,502,000)  (3,502,000)     (685,000)   (3,502,000)      (22,000)
                                               ============ ============   =========== ============    ===========

Weighted average number of
shares outstanding                                          45,892,634    45,750,500    45,750,500    45,750,500
                                                            ===========   ============  ===========   ============
Loss per share - Basic                                    $       .029          .014          .015             -
                                                            ===========   ============  ===========   ============
Loss per share - Diluted                                  $       .029          .014          .015             -
                                                            ===========   ============  ===========   ============


                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                 Consolidated Statement of Stockholders' Equity
                          For the Period from the Date
         of Incorporation(February 4, 2000) to June 30, 2003 (unaudited)


                                                                                 Deficit
                                                      $.001 Par Value          Accumulated
                                                        Common Stock           During the       Other         Total
                                        Date of     Number of   Par    Paid-In Development Comprehensive Comprehensive Stockholders'
                                      Transaction     Shares    Value    Capital     Stage         Loss         Loss       Equity

Shares issued                         4/00 - 8/00    2,250,000    $2,000   $ 51,000    $      -     $    -  $       -     $  53,000
Net loss                                                     -         -          -     (11,000)         -     (11,000)     (11,000)
                                                    -----------------------------------------------------------========-------------
Balance, December 31, 2000                           2,250,000     2,000     51,000     (11,000)         -          -        42,000

Net loss                                                     -         -          -     (15,000)         -     (15,000)     (15,000)
                                                    -----------------------------------------------------------========-------------
Balance, December 31, 2001                           2,250,000     2,000     51,000     (26,000)         -         -         27,000

18 for 1 Stock Split                  1/1/02        38,250,000    38,000    (38,000)          -          -         -              -
Sale of stock for cash                1/24 - 4/1/02  5,250,500     5,000  3,047,000           -          -         -      3,052,000
Stock issued in connection
with acquisition in process           12/30/02       1,600,000     2,000  6,718,000           -          -         -      6,720,000
Stock issued subject to
acquisition completion                12/30/02      (1,600,000)   (2,000)(6,718,000)          -          -         -     (6,720,000)

Comprehensive loss:
  Net loss                                                  -         -          -   (2,130,000)         -  (2,130,000)  (2,130,000)
Other comprehensive loss, net of tax

  Foreign currency translation
  adjustment                                                -         -          -           -     (2,000)      (2,000)      (2,000)
                                                   ---------------------------------------------------------------------------------
Total Comprehensive Loss                                    -         -          -           -          -   (2,132,000)            -
                                                                                                            ===========
Balance, December 31, 2002                         45,750,500    45,000  3,060,000  (2,156,000)   (2,000)           -       947,000

Sale of stock for cash               2/6 - 6/23/03    862,000     2,000    654,000           -         -            -       656,000

Comprehensive Loss:
  Net loss                                                 -          -         -   (1,346,000)        -    (1,346,000)  (1,346,000)
                                                  ----------------------------------------------------------------------------------
Total comprehensive loss                                   -          -         -            -         -  $ (1,346,000)           -
                                                                                                            ===========

Balance, June 30 , 2003                           46,612,500   $ 47,000 $3,714,000 $(3,502,000)   $(2,000)           -     $ 257,000
                                                  ==================================================================================






                             FAR EAST ENERGY CORP.
                           (formerly EZFoodstop.com)
                            Statements of Cash Flows
             For the six Month Periods Ended June 30, 2003 and 2002


                                                    Cumulative
                                                       During              For the Six Month
                                                    Development              Periods Ended
                                                       Stage                     June 30,
                                                    (unaudited)                (unaudited)
                                                  ---------------   --------------------------------
                                                                          2003              2002
Cash Provided By (Used For):                                        ---------------  ---------------

Operating Activities
Net loss for the period                             $(3,502,000)      $(1,346,000)       $(659,000)
Adjustment to reconcile net loss to cash used
in operations

Depreciation                                             21,000            14,000                 -
Amortization                                             29,000            29,000                 -
Decrease in prepaid expense                                   -             1,000                 -
Increase in accounts payable                            439,000           187,000            55,000
                                                  --------------     --------------  ---------------
Net Cash used by operating activities                (3,013,000)       (1,115,000)         (604,000)
                                                  --------------     --------------  ---------------

Investing Activities
Acquisitions of Intangibles                            (598,000)         (259,000)                -
Investments in property and equipment                  (108,000)                -           (23,000)
Loss on Investment in Joint Venture                      22,000            22,000                 -
                                                   -------------     --------------  ---------------
Net cash used in investing activities                  (684,000)         (237,000)          (23,000)
                                                   -------------     --------------  ---------------

Financing Activities
Net proceeds from the sale of common stock            3,761,000           656,000         3,052,000
Decrease in other liabilities                                 -          (250,000)                -
Increase in notes payable                               125,000           125,000                 -
                                                   -------------     --------------  ---------------
Net Cash provided by Financing Activities             3,886,000           531,000         3,052,000
                                                   -------------     --------------  ---------------

Effect of exchange rate changes on cash                  (2,000)                -                 -

Increase (decrease) in cash and cash
equivalents                                             187,000          (821,000)        2,425,000
Cash and cash equivalents - beginning of
period                                                        -         1,008,000            27,000
                                                   -------------    ---------------   --------------
Cash and cash equivalents - end of period               187,000           187,000         2,452,000
                                                   =============    ===============   ==============

                             FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)
                        Notes to the Financial Statements
            For the Six Month Period Ended June 30, 2003 (unaudited)

1.    THE CORPORATION AND ITS BUSINESS

The Company was incorporated as Egoonline.com in the State of Nevada, United States of America on February 4, 2000 under the Nevada Revised Statutes, Chapter 78, Private Companies, and changed its name to EZfoodstop.com on April 26, 2000. EZFoodstop.com changed its name to Far East Energy Corporation on January 10, 2002.

The Company's United States office is located in Houston, Texas, and the Company has offices in Beijing and in Kunming, Yunnan Province of the People's Republic of China. During the second quarter of 2003 the Company closed offices in the cities of Guiyang and Panjiang, Guizhou Province. The Company is in its development stage and to date its activities have been limited to initial organization, capital formation, CBM well drill planning, and CMM production planning.

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

4.    COMMON STOCK

Authorized

On March 4, 2003, a Special Meeting of our shareholders approved an amendment to our articles of incorporation to increase the number of shares of Common Stock authorized for issuance from 100,000,000 to 500,000,000 at par value of $0.001. The shareholders also approve an amendment to our articles of incorporation to authorize a class of 500,000,000 shares of preferred stock, par value $0.001.

Issued

Prior to an 18 for 1 forward stock split:

1,250,000 common shares were issued at $0.002 per share for a consideration of $2,500.
1,000,000 common shares were issued at $0.05 per hare for a consideration of $50,000. Subsequent to an 18 for 1 forward stock split:

5,250,500 common shares were issued at $0.65 per share. Net of expenses associated with the offering, consideration to the Company was $3,052,000. 60,000 common shares were issued at $2.50 per share.
802,000 common shares were issued at $0.65 per share.

5.    INTANGIBLE ASSETS

Intangible assets consist of mineral exploration rights acquired during 2002 and are being amortized over three years. Assigned costs amounted to approximately $175,000. There was no amortization expense in 2002. Amortization expense during the first six months of 2003 was $29,000.

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

6.    INVESTMENT IN JOINT VENTURE

During the fist quarter of 2003, Far East Energy notified Panjiang Coal-Electricity (Group) Co. Ltd. that it was terminating the Joint Venture executed on June 5, 2002. The Company has no further obligations to the Joint Venture and is now in the process of dissolving the Joint Venture Company as required by Chinese law.

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

Panjiang will, in addition to allowing full and complete access to the coal mine methane gas, do the following:

      (i) Apply to the relevant authorities for the establishment of the Joint Venture and obtain necessary approvals;
      (ii) Assist in obtaining a business license for the Joint Venture; (iii) Assist in getting land use rights, water use rights, electricity supply and other necessities for field development, well drilling, installation, upgrading, purification of coal mine methane gas and production of chemical products;
      (iv) Provide all the land use rights for the household use methane gas pipelines; (v) Assist the foreign employees in getting relevant visas;
      (vi) Assist in purchasing equipment, materials, vehicles, communication equipment;
            and,
      (vii) Assist in the design and construction of the project, and in recruiting managers, technicians, workers and other required employees.

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

7.    NOTES PAYABLE

A loan of $25,000 was made to the company by one of its former Directors, Ramesh Kalluri on May 1, 2003. The loan is due and payable on May 1, 2004. The interest rate of the loan is 10% with the accrued interest payable in four installments on August 1, 2003, on November 1, 2003, on February 1, 2004 and on May 1, 2004.

On June 12, 2003, the Company took a loan from Professional Trading Services, Kuttelgasse 4, 8001 Zurich, Switzerland in the amount of $100,000. Maturity is on demand, at the option of the lender, repayable in cash with accrued interest. Interest on the loan is five (5) percent per year. The loan has a Conversion Privilege, at the exclusive option of the lender. The loan is convertible into units of FEEC stock at $0.65 per share of common stock and one full warrant exercisable at $1.00. Interest payments will be made yearly at the annual maturity date, unless repaid earlier in full.

On July 23, 2003, the Company signed a Loan Agreement with Clarion Finanz AG, Gerbergasse 5, 8001 Zurich, Switzerland. The principle amount of the loan is $200,000. Maturity is on demand, at the option of the lender, repayable in cash with accrued interest. Interest on the loan is five (5) percent per year. The loan has a Conversion Privilege, at the exclusive option of the lender. The loan balance is convertible into FEEC stock at $0.65 per share of common stock and one full warrant for one common share exercisable at $1.00. Interest payments will be made yearly at the annual maturity date, unless repaid earlier in full.

Since January 2003 and in order to facilitate further company financing, funds raised by the company outside of the United States have been placed in a trust account in the name of Far East Energy Corporation in Zurich, Switzerland. The trustees on the account are Konrad Meyer and Ursula Stabinger of Interglobe Finance. Instructions for withdrawals and transfers from the account require the signatures of at least two officers of the company.

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

      (iii) $100,000 was paid on or about June 15th; the payment terms were modified for the remaining $207,539 due on July 15 and August 15, 2003 to be paid in four monthly installments to be made August 1, 2003 (which has been tendered); September 1, 2003, October 1, 2003 and November 1, 2003.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Forward-looking Information

This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Although all such forward-looking statements are accurate and complete as of this filing, we cannot predict whether the statements will ultimately be accurate and consequently do not assume responsibility for the ultimate accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results. The management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes herein.

Overview

Our operations for the six months ended June 30, 2003, consisted of searching for suitable oil and gas prospects to acquire and developing drilling and production plans. We executed two (2) Production Sharing Contracts with China United CoalBed Methane Corporation ("CUCBM") on January 25, 2002. Pursuant to the two Production Sharing Contracts, one of which is subject to formal ratification by the Ministry of Foreign Trade and Economic Cooperation ("MOFTEC'), we received the authority from CUCBM to jointly explore, develop, produce and sell coalbed methane gas in and from a total area of 1,272 square kilometers in the Enhong, Laochang and Zhaotong areas of the Yunnan Province of the People's Republic of China. On December 30, 2002, MOFTEC ratified the Production Sharing Contract with CUCBM to jointly explore, develop, produce and sell coal bed methane gas in and from a total area of 1,072 square kilometers in the Enhong and Laochang areas of Yunnan Province, PRC. The Production Sharing Contract with CUCBM in the Zhaotong area of Yunnan Province has not yet been ratified by MOFTEC.

On January 21, 2003, our wholly owned subsidiary, Far East Montana, Inc., closed its merger with Newark Valley Oil & Gas Inc. ("Newark") and we tendered $100,000 as the first installment on the $600,000 purchase price. The original agreement terms concerning payment and fund raising, was amended on June 19, 2003. In the original agreement of the $500,000 balance of the purchase price, $200,000 was to be paid on July 21, 2003, and $300,000 was due to be tendered on January 21, 2004. The merger also required the Company to raise $2,000,000 in financing on or before June 21, 2003. In the Amended Plan of Merger Agreement the due date for the $200,000 payment was extended to September 30, 2003; the requirement to raise $2 million was extended to December 31, 2003 and in all other respects the Plan of Merger Agreement remains unchanged. The Company assumed liabilities of $375,000 due to Gulf Coast Oil and Gas, the original sellers of the leases acquired in the merger. To date the $175,000 has been paid and the remaining $200,000 is due on January 5, 2004.

As a result of the merger with Newark, we now own and are in the process of developing certain undeveloped oil, gas and mineral rights and interests in approximately 147,535.10 net acres in eastern Montana. Revenue is not expected to be generated from the Montana venture until approximately mid-2004, which is predicated upon expenditures of $4 to 6 million. Although, we currently do not possess such funds, we are actively seeking financing through debt and equity for this development.

On March 19, 2003, the Company entered into a Memorandum of Understanding ("MOU") with a Conoco Phillips' subsidiary, Phillips China Inc., which set forth the terms and conditions of an agreement for the Company to acquire a net undivided forty percent (40%) of Phillips' seventy percent (70%) interest in both the Shouyang PSC and the Qinnan PSC. On July 17, 2003, Far East and Phillips signed two Farmout Agreements on the Qinnan and Shouyang CMB blocks in Shanxi Province, P.R.C. and also signed an Assignment Agreement on the two blocks. These agreements formalized the Company's acquisition of an undivided forty percent (40%) working interest from Phillips' (70%) interest. The breakdown is Far East forty percent (40%), Phillips thirty percent (30%) and China United Coalbed Methane ("CUCBM") thirty percent (30%). The Assignment Agreement has been received by CUCBM and has been submitted for approval by the Ministry of Commerce, (The Ministry of Foreign Trade and Economic Cooperation ("MOFTEC") that approved the Yunnan contract has been merged into the Ministry of Commerce).

The Agreement obligates Far East to fracture stimulate and production test three exploration wells that were drilled by Phillips and pay 100% of the cost for these tests. Upon the satisfactory completion of the testing, Far East shall have the option to give notice to extend into the second phase of exploration by drilling three (3) additional wells. The Company will be responsible for 100% of the costs of the second phase of exploration and the drilling of three (3) wells. Upon Far East successfully completing the second phase, Phillips will have the option to elect to either retain its net undivided thirty percent (30%) participating interest, or take a five percent (5%) overriding royalty interest ("ORRI") on the contractor's overall Participating Interest share under the PSCs. The ORRI will be capped at five percent (5%) of the current contractor's seventy percent (70%) Participating Interest, or a three and a half percent (3.5%) ORRI on a one hundred percent (100%) interest basis. Under the terms of the Farmout Agreement, the Company must post a $1,000,000 surety bond to act as a work performance guarantee covering all aspects of the evaluation and work program to test the three existing wells, which the Company is attempting to obtain now. The Company is also responsible for costs relating to China United Coalbed Methane Company ("CUCBM") Joint Management Committee salary fees, training fees, exploration fees and assistance fees as outlined in the Production Sharing Contract. The Company will also pay ConocoPhillips $76,052 for CBM equipment and materials associated with the project.

Business operations in China and the United States will continue to increase our expenses and, if such operations are successful, our revenues. We are moving forward in the natural gas industry in China by virtue of the ratification of the Production Sharing Contract to explore, develop, produce and sell coal bed methane gas in the Enhong and Laochang areas, and the acquisition of undeveloped oil and gas rights and interests in the state of Montana, and the ConocoPhillips Farmout Agreement in Shanxi Province.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2002; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

We had no operating revenue for the six months ended June 30, 2003 and no operating revenue for the same period in 2002. Our operating loss increased by $1,346,000 for the six months ended June 30, 2003 as compared to $659,000 for the same period in 2002, attributable to increases in general and administrative expenses by $102,000, geological and engineering services in the amount of $265,000, other consulting and professional services totaling $124,000, $503,000 in compensation as compared to $171,000 in the first six months of 2002, travel expenses equaling $181,000, and legal and accounting expenses of $121,000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, our cash and cash equivalents were $187,000, as compared to $1,008,000 as of December 31, 2002. The decrease is due to the expenditures made in our acquisition of oil and gas properties and exploration rights.

Our accounts payable increased to $439,000 as of the six months ended June 30, 2003, as compared to $253,000 for the same period in 2002, which is due to our increased focus on development activities.

Shareholder's equity as of June 30, 2003, was $257,000, as compared to $947,000 as of December 31, 2002.

During the six (6) months ended June 30, 2003, we sold two blocks of stock. The first sale occurred in February when we sold 60,000 shares at $2.50 per share for proceeds of $150,000, without any commission. The second sale began on April 30, 2003 and continued throughout the quarter ended June 30,2003, and is currently ongoing. During the quarter ended June 30, 2003, we sold 802,000 shares at $0.65 per share resulting in our receipt of $469,170 net proceeds. Subsequent to June 30, 2003 and through August 19, 2003, we have sold an additional 4,273,000 shares at the same price of $0.65 per share, and have thus received net proceeds of approximately $2,777,000. The Company paid a commission of 10% to the brokers who facilitated the sales of all of the shares sold at $0.65 per share, and sales efforts continue. All investors in the $0.65 offering have had prior business relations with these brokers.

As there were no operating revenues for the fiscal six months ended June 30, 2003, we anticipate that the commencement of our business operations in China and the United States will drastically increase expenses and, if such operations are successful, revenues will be generated.

OBLIGATIONS AND FUTURE CAPITAL REQUIREMENTS

Our current cash position is expected to satisfy our operating needs and financial obligations for the next six months, or through February 2004. We intend to continue financing efforts to support our current and proposed business operations in China. If we do not succeed in generating enough financing to satisfy our operating needs and we are unable to generate revenues and/or obtain bank loans on favorable terms and/or sell additional shares of our equity securities to secure the cash required to conduct our business operations immediately, we will fail. Because we have acquired an undeveloped natural resource that will require substantial exploration and development, we do not expect to generate meaningful revenues until at least mid-2004. Expenses associated with exploration and development have depleted our cash reserves. Future expenses will have to be financed through cash flow, which may not yet be available if production and sales of coalbed methane gas are not significant, or through future financings of equity and/or debt. In the event we do not raise funds sufficient to finance our current development plans for projects in Yunnan and Montana, we may fail.

CRITICAL ACCOUNTING POLICIES

Our accompanying interim financial statements are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and recommends that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB as of December 31, 2002. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management's application of accounting policies. Our critical accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes, accounting for environmental matters, and foreign currency translation.

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

ITEM 3.         CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the person serving as our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the person serving as Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we conducted our evaluation.

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

Prior to May 19, 2003, we agreed to settle this matter with TMP. The Order Granting Nonsuit is expected to be signed by the Court without delay. The settlement of this litigation required our payment of:

        (i)     $155,000 by May 15, 2003, which has been tendered; and
        (ii) the balance of approximately $307,539 payable in three monthly installments to be made June 15, 2003, July 15, 2003 and August 15, 2003.
        (iii) $100,000 was paid on or about June 15th; the payment terms were modified for the remaining $207,539 due on July 15 and August 15, 2003 to be paid in four monthly installments to be made August 1, 2003 (which has been tendered);
                September 1, 2003, October 1, 2003 and November 1, 2003.

ITEM 5.   OTHER INFORMATION

      On August 18, 2003 the following changes were made to the Company's Board of Directors. The changes are as follows:

      Bill Jackson voluntarily resigned as Chief Executive Officer, President and as a Director of the Company.

      Joe Cooper was elected President and continues as a Director of the Company.

      On May 19, 2003 several changes were made to the Company's Board of Directors and Executive Officers. The changes are as follows:

      Mr. Jackson was appointed the Chief Executive Officer and continued as President and a Director of the Company. He previously served as President and Chief Operating Officer and a Director since December 31,2001.

      Lal Gondi was named Chairman Emeritus and continues as a Director of the Company.

      Mr. Cooper was appointed Executive Vice President and Secretary-Treasurer and was elected as a Director. He had been serving in a technical capacity since joining the Company in April 2002.

      Mike McElwrath was appointed to the Board of Directors subject to his acceptance which as of August 18, 2003 had not yet been received, although Mr. McElwrath has stated that he is still considering serving as a director of the Company. He has previously served on the Board of Advisors.

      Ramesh Kalluri resigned as a Director. This change came at the request of Mr. Kalluri. The Company expresses its gratitude for his service.

      John Springsteen resigned as Chief Financial Officer but continues as a Consultant.

      On April 22, 2003 Chris Jackson was terminated, but has a currently unused Consulting Agreement.

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 10 of this Form 10-QSB, which is incorporated herein by reference.

(b) A Form 8-K was filed on January 13, 2003 regarding the Product Sharing Contracts we entered into with the China United Coal Bed Methane Corporation ("CUCBM").

    A Form 8-K was filed on January 15, 2003 regarding the assets acquired when Far East Montana, Inc. merged with Newark Valley Oil & Gas Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 18th day of August, 2003.


                                        Far East Energy Corporation

                                        /s/ Joe Cooper
                                        -----------------------------------
                                        Joe Cooper, Principal Executive Officer,
                                        Director and Principal Financial Officer

                                INDEX TO EXHIBITS

   Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.

EXHIBIT   PAGE
NO.       NO.     DESCRIPTION
---       ---      -----------
31         11     302 Certification of Principal Executive Officer and Principal
                  Financial Officer
32         12     906 Certification of Principal Executive Officer and Principal
                  Financial Officer

                                                                      EXHIBIT 31

I, Joe Cooper, as Principal Executive Officer and the person performing functions similar to that of a Principal Financial Officer of Far East Energy Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Far East Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: August 19, 2003
                                         /s/ Joe Cooper
                                          ------------------------------------
                                          Joe Cooper
                                          Principal Executive Officer and
                                          Principal Financial Officer

                                                                      EXHIBIT 32

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the quarterly report on Form 10-QSB of Far East Energy Corporation (the "Company") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Joe Cooper, the Principal Executive Officer and the person performing functions similar to that of a Principal Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 19, 2003


/s/ Joe Cooper
---------------------------
Joe Cooper
Principal Executive Officer and
Principal Financial Officer