Form 10QSB
period 2003-09-30
FAR EAST ENERGY CORP
filed 2003-11-19
CIK 1124024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

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

                                 Yes [X] No [ ]

The number of shares outstanding of Registrant's common stock, par value $0.001 ("Common Stock") as of November 17, 2003 was 56,038,769.

             Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION ............................................... 3
Item 1.   Financial Statements................................................ 3
Item 2.   Management's Discussion And Analysis and Plan of Operation ......... 4
            Forward-looking Information....................................... 4
            Overview.......................................................... 4
            Results Of Operations............................................. 7
            Capital Resources And Liquidity................................... 8
            Obligations and Future Capital Requirements....................... 8
            Critical Accounting Policies...................................... 9
Item 3.   Controls and Procedures.............................................10

PART II - OTHER INFORMATION...................................................11
Item 1.     Legal Proceedings ................................................11
Item 2.     Change in Securities .............................................11
Item 5.     Other Information ............................................... 12
Item 6.     Exhibits and Reports on Form 8-K .................................12

INDEX TO EXHIBITS............................................................ 14

ITEM 1.     FINANCIAL STATEMENTS.

                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                                  Balance Sheet
                   At September 30, 2003 and December 31, 2002

                                                September 30,2003    December 31, 2002
                                                   (unaudited)
                                     ASSETS

Current Assets
         Cash and Cash Equivalents                  3,863,000            1,008,000
                                                    ------------        --------------

Other Current Assets
         Prepaid and other current assets                   -                1,000
                                                    ------------        ---------------

Property and Equipment
         Equipment                                     87,000              101,000
                                                    ------------        ---------------

Other Assets
         Other                                              -              143,000
         Investment in joint venture                        -            3,322,000
         Investment in unproved/undeveloped
         properties                                 8,044,000              175,000
                                                   -------------        ----------------
                                                    8,044,000            3,640,000
                                                   -------------        ----------------

TOTAL ASSETS                                       11,994,000            4,750,000
                                                   =============        =================

                                   LIABILITIES
Current Liabilities
         Accounts Payable                             737,000              253,000
         Notes Payable                                295,000                    -
         Other liabilities                            500,000              250,000
         Current Portion of Long-Term Liabilities           -              300,000
                                                   --------------        ----------------
         Total Current Liabilities                  1,532,000              803,000
                                                   --------------        ----------------

Long-Term Liabilities
         Other Long-Term Liabilities                        -            3,000,000
                                                   --------------       ---------------

TOTAL LIABILITIES                                   1,532,000            3,803,000
                                                   --------------       ---------------
                              STOCKHOLDERS' EQUITY

Stockholders' Equity (note 4)
         Common stock, $0.001 par value,
         100,000,000 shares authorized
         55,486,769 and 45,750,500
         issued and outstanding at
         September 30, 2003 and
         December 31, 2002, respectively               55,000               45,000
         Additional paid in capital                14,907,000            3,060,000
         Deficit accumulated during the
         Development Stage                         (4,498,000)          (2,156,000)
         Accumulated other comprehensive loss          (2,000)              (2,000)
                                                  ----------------      ---------------
                                                   10,462,000              947,000
                                                  ----------------      ---------------
                                                   11,994,000            4,750,000
                                                  ===============       ===============

                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                Statements of Operations and Accumulated Deficit
                      For the Nine Months and Three Months
             Ended September 30, 2003 (Unaudited) 2002 (Unaudited)

                                        Cumulative
                                         Amounts
                                         Date of
                                      Incorporation
                                    (February 4, 2000)    Nine Months       Nine Months          Three Months       Three Months
                                  to September 30, 2003       Ended              Ended                Ended              Ended
                                            (unaudited) September 30, 2003  September 30, 2002 September 30, 2003 September 30, 2002
Revenues
   Interest income                             14,000          1,000             -                         -                  -
   Foreign currency exchange gain               1,000              -             -                         -                  -
                                            -----------   -------------  -----------------    -----------------    -----------------
         Total Revenue                         15,000          1,000             -                         -                  -

Expenses
   Geologic and engineering services          675,000        295,000       147,000                    30,000             72,000
   Other consulting and professional services 936,000        661,000       220,000                   536,000            103,000
   Compensation                             1,242,000        646,000       332,000                   143,000            161,000
   Travel                                     801,000        226,000       296,000                    45,000            155,000
   Legal and accounting                       210,000        139,000       113,000                    18,000             42,000
   General and Administrative                 583,000        310,000       204,000                   209,000            120,000
   Loss on investment in Joint Venture         22,000         22,000             -                         -                  -
   Amortization                                44,000         44,000             -                    15,000                  -
                                            -----------   -------------  ----------------  -------------------  --------------------
Net loss for the period                    (4,498,000)    (2,342,000)   (1,312,000)                 (996,000)          (653,000)
Deficit - beginning of period                       -     (2,156,000)      (26,000)               (3,502,000)          (685,000)
                                            -----------   ------------  -----------------  --------------------  -------------------
Accumulated deficit - end of period        (4,498,000)    (4,498,000)   (1,338,000)               (4,498,000)        (1,338,000)
                                           ============  =============  =================  ====================  ===================
Weighted average number of shares outstanding
(note 4)                                                  47,870,256    45,750,000                49,198,125         45,750,000
                                                           ==========   ==========                ============      ================
Loss per share$                                            $   (0.05)       $(0.03)                $   (0.02)        $    (0.01)
                                                           ==========   ===========                ===========      ================
                                                           $   (0.04)   $    (0.03)               $    (0.02)        $    (0.01)
                                                          ===========   ===========               ============      ================

                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                            Statements of Cash Flows
  For the Nine Months Ended September 30, 2003 (Unaudited) September\ 30, 2002
                                   (Unaudited)


                                                   Cumulative
                                                   Amounts
                                                    Date of
                                                 Incorporation
                                                  (February 4,
                                                       2000)
                                                 to September 30,  Nine Months          Nine Months
                                                      2003            Ended                  Ended
                                                   (unaudited)   September 30, 2003     September 30, 2003

Cash Provided By (Used For):

Operating Activities
     Net loss for the period                       (4,498,000)       (2,342,000)           (1,312,000)
     Depreciation                                      21,000            14,000                     -
     Amorization                                       44,000            44,000                     -
     Adjustment to reconcile net loss to cash:
       - (increase) decrease in other receivables           -             2,000                     -
       - increase in accounts payable                 737,000           484,000                52,000
                                                  -------------   ----------------      ----------------
                                                   (3,696,000)       (1,798,000)           (1,260,000)
                                                  =============   ================      ================

Investing Activity
         Investment in contract rights               (890,000)         (551,000)                    -
         Investments in property and equipment       (108,000)                -                     -
         Loss on investment in JV                      22,000            22,000               (69,000)
                                                  -------------   ----------------       ---------------
                                                     (976,000)         (529,000)              (69,000)
Financing Activity
         Increase in notes payable                    295,000           295,000                     -
         Decrease in other liabilities                      -          (250,000)                    -
         Proceeds from the sale of common stock     8,242,000         5,137,000             3,052,000
                                                  -------------   -----------------      ----------------
                                                    8,537,000         5,182,000             3,052,000

Effect of echange rate in cash and cash equivalents    (2,000)
Increase (decrease) in cash and cash equivalents    3,863,000         2,855,000             1,723,000
Cash and cash equivalents - beginning of period             -         1,008,000                27,000
                                                   ------------   -----------------       ---------------
Cash and cash equivalents - end of period           3,863,000         3,863,000             1,750,000
                                                   ============   =================       ===============


                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)
                        Notes to the Financial Statements
         For the Nine Month Period Ended September 30, 2003 (unaudited)

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

      The Company is in its development stage and to date its activities, with one exception detailed below, have been limited to initial organization, capital formation, acquisition of assets (assets being defined as mineral leases and/or production sharing contracts giving the Company the right to explore for, develop, produce and sell oil and gas or coalbed methane), CBM well drill planning, and gas well drilling program planning. The one exception to the activities noted above is that on October 25,2003, the Company spudded, or began drilling, a well on the Enhong-Laochang coalbed methane block in the Yunnan Province of the People's Republic of China.

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

        Stock Options

        The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Accordingly, no compensation cost for stock options granted has been recognized, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the day of grant. Had compensation cost for these plans been determined consistent with the provisions of SFAS No. 123, the Company's stock- based compensation expense, net loss and loss per share would have been adjusted to the following pro forma amounts (in thousands, except for per share amounts):

                                                 For the Nine Month Period
                                                 Ended September 30, 2003
                                                 --------------------------

Stock-based compensation expense-as reported            $             -
Stock-based compensation expense-pro forma                      252,000
Net loss - as reported                                        1,312,000
Net loss - pro forma                                          1,564,000
Loss per share - as reported
        Basic                                                      0.03
        Diluted                                                    0.03
Loss per share - pro forma
        Basic                                                      0.03
        Diluted                                                    0.03


        The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the nine months ended September 30, 2002: dividend yield at 0%; expected volatility of approximately 50%; risk-free interest rate of 1.4% and expected lives of one to 4 years for the options.

There were no stock options granted in 2003.

3. GOING CONCERN

      The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no source of revenue. The ability of the Company to continue as a going concern is dependent upon its ability to raise substantial funds for use in development activities, and upon the success of the Company's planned exploration and development activities. Since there can be no guarantee of future fundraising success, and since the success of exploratory drilling can never, by definition, be guaranteed, it must be stated that there is substantial doubt about the Company's ability to continue as a going concern. However, management believes that the Company will continue to be successful in raising the funds necessary for exploration and, assuming success in those exploratory efforts, to raise the funds necessary for production and development. Management believes that, in the near term (October 1, 2003 though December 31, 2004), the Company will be able to raise funds sufficient to assure satisfaction of its operating capital needs/plans (including the drilling of four more exploratory wells on the Enhong-Laochang blocks, the fracturing and testing of three existing wells in acreage farmed out from ConocoPhillips in Shanxi Province China, and the drilling of three additional exploration wells on the ConocoPhillips tract) and financial obligations through December 31, 2004 These funds are anticipated to be raised through a combination of the exercise of warrants issued to investors in conjunction with the recently completed private offering and an additional accredited investors offering in the first quarter of next year.

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

      5,250,500 common shares were issued at $0.65 per share. Net of expenses associated with the offering, consideration to the Company was $3,052,000. 60,000 common shares were issued at $2.50 per share.
      8,076,269 common shares were issued at $0.65 per share, as of September 30, 2003. An additional 859,694 common shares were issued at $0.65 per share subsequent to the quarter ended September 30, 2003, prior to the offering being closed on October 7, 2003. Net of expenses associated with the offering, consideration to the Company for this offering was $ 5,060,113.

5.  INTANGIBLE ASSETS

      Intangible assets consist of mineral exploration rights acquired during 2002 and 2003 are being amortized over three years. Assigned costs amounted to approximately $175,000. There was no amortization expense in 2002. Amortization expense during the first nine months of 2003 was $44,000.

      On January 25, 2002, the Company entered into a Production Sharing Contract (PSC) with the China United Coal Bed Methane Corporation (CUCBM), which has exclusive legal authority over all coal bed methane gas in the People's Republic of China (PRC). Pursuant to the Production Sharing Contract, the Company received the authority from CUCBM to jointly explore, develop, produce and sell coal bed methane gas in and from a total area of 1,072 unevaluated square kilometers or 265,000 gross acres (between 643.2 and 1072 net square kilometers or between 159,000 and 265,000 net acres for the Far Eat Energy share, depending upon the extent to which CUCBM decides to participate) in the Enhong and Laochang areas of Yunnan Province, PRC. The Production Sharing Contract was subject to formal ratification by PRC's Ministry of Foreign Trade and Economic Cooperation (MOFTEC). On December 30, 2002, MOFTEC ratified this Production Sharing Contract.

      As a result of MOFTEC's ratification and approval of the Production Sharing Contract concerning the Enhong and Laochang areas, the Company can commence its exploration program which initially involves the drilling of five
(5) exploratory wells and eight (8) pilot wells. Pilot wells refer to the drilling of wells aimed at evaluating, through pilot production of coalbed methane, the potential commercial value of coalbed methane in a specific area. Our first well was spudded on the Enhong-Laochang coalbed methane block in Yunnan Province in late October, 2003, and the drilling of that well continues as of the date of this filing.

      On January 21, 2003, our wholly owned subsidiary, Far East Montana, Inc., effected a merger with Newark Valley Oil & Gas Inc. ("Newark") and we tendered $100,000 as the first installment on the $600,000 purchase price. The original agreement terms concerning payment and fund raising, was amended on June 19, 2003. In the original agreement of the $500,000 balance of the purchase price, $200,000 was to be paid on July 21, 2003, and $300,000 was due to be tendered on January 21, 2004. The merger also required the Company to raise $2,000,000 in financing on or before June 21, 2003. In the event such financing was not secured within 120 days of Closing, the Company would have been in default of this Agreement and the transaction would have been subject to rescission. In the event of rescission, the Company would have transferred all of the outstanding equity interests in Newark to North American and North American would have returned to the Company the 1,600,000 restricted common shares of the Company, and North American would have retained any monies tendered pursuant to the Agreement. In the Amended Plan of Merger Agreement the due date for the $200,000 payment was extended to September 30, 2003. This was because at the time of the drafting of the Amended Plan of Merger (May 16, 2003), the Company's anticipated cash-on-hand did not appear to be sufficient to meet all of its payment obligations under the PSCs in China and the Plan of Merger related to its acquisition of leases in Montana. The required $200,000 payment, discounted to $198,000 due to early payment, was timely paid. The requirement to raise $2 million was extended to December 31, 2003 and in all other respects the Plan of Merger Agreement remains unchanged. The deadline for the raising of $2 million was extended because Far East appeared unlikely to raise sufficient financing in time to meet the June 21, 2003 deadline. On October 7, 2003, the Company closed its private placement of equity having raised in excess of $2 million, or approximately $5.8 million in financing. The Company assumed liabilities of $375,000 due to Gulf Coast Oil and Gas, the original sellers of the leases acquired in the merger. To date $175,000 has been paid and the remaining $200,000 is due on January 5, 2004. As a result of the merger with Newark, we now own undeveloped oil, gas and mineral rights and interests in approximately 147,535.10 net acres (165,000 gross acres) in eastern Montana (Phillips and Valley Counties, Montana) and are in the process of developing plans for an exploratory drilling program which it is hoped will demonstrate the existence of gas in commercial quantities. Between January 28, 2003 and September 30, 2003, the Company acquired an additional 1,884 net acres (2,153 gross acres) of oil and gas leases in eastern Montana. These leases are contiguous or nearly contiguous with the leases already acquired in the Newark Valley Oil and Gas merger. Revenue is not expected to be generated from the Montana venture until approximately late 2004 to early 2005.

With regard to the Company's investment in unproved/undeveloped properties in Montana, it is important to note that the value was based upon shares issued to acquire contract rights multiplied by the share price at the time of issuance, plus capitalized costs. The value ascribed and price paid to acquire the contract rights was extrapolated from the value of surrounding producing properties. No testing has been performed to verify the value of the properties.

6. INVESTMENT IN JOINT VENTURE

      Subsequent to December 31, 2002 the Company notified Panjiang Coal-Electricity (Group) Co. Ltd. (Panjiang) of its intention to withdraw from its June 5, 2002, Sino-Foreign Joint Venture Contract (the Contract). This joint venture limited liability company (Joint Venture) in the PRC involved the extraction and use coalmine methane gas from six (6) operating Panjiang coalmines which was to cover an area of 120 square kilometers. This contract was entered into by the Company through its wholly owned subsidiary, Far East BVI. The Company's withdrawal from the Contract effectively eliminated all assets and obligations associated with the project. If the Company had withdrawn from the project in 2002 the total assets and liabilities in the consolidated balance sheet for the year ended December 31, 2002, would have decreased by approximately $3,300,000.

7.    NOTES PAYABLE

      A loan of $25,000 was made to the company by one of its former Directors, Ramesh Kalluri on May 1, 2003. The loan is due and payable on May 1, 2004. The interest rate of the loan is 10% with the accrued interest payable in four installments on August 1, 2003, on November 1, 2003, on February 1, 2004 and on May 1, 2004.

      On June 12, 2003, the Company took a loan from Professional Trading Services, Kuttelgasse 4, 8001 Zurich, Switzerland in the amount of $100,000. Maturity is on demand, at the option of the lender, repayable in cash with accrued interest. Interest on the loan is five (5) percent per year. The loan has a Conversion Privilege, at the exclusive option of the lender. The loan is convertible into units of FEEC stock at $0.65 per share of common stock and one full warrant exercisable at $1.00, and it was so converted in full subsequent to the quarter ended September 30, 2003.

      On July 23, 2003, the Company signed a Loan Agreement with Clarion Finanz AG, Gerbergasse 5, 8001 Zurich, Switzerland. The principle amount of the loan is $200,000. Maturity is on demand, at the option of the lender, repayable in cash with accrued interest. Interest on the loan is five (5) percent per year. The loan has a Conversion Privilege, at the exclusive option of the lender. The loan balance is convertible into FEEC stock at $0.65 per share of common stock and one full warrant for one common share exercisable at $1.00. Interest payments will be made yearly at the annual maturity date, unless repaid earlier in full. Half of this loan amount, or $100,000, was converted into 153,847 shares of common stock and warrants to purchase 153,847 shares of common stock subsequent to the quarter ended September 30, 2003.

      Since January 2003 and in order to facilitate further company financing, funds raised by the company have been placed in one of two trust accounts, one in Zurich, Switzerland, and one in Dallas, Texas. We anticipate having all funds forwarded to us from these trust accounts before the end of 2003.

8.    COMMITMENTS AND CONTINGENCIES

      On April 25, 2003, the Company received notice that TMP Worldwide, Inc. and Hudson Highland Group Global Resources Management, Inc. ("TMP-Hudson") had filed a lawsuit against it in the 151st Judicial District Court in Harris County, Houston, Texas. TMP-Hudson alleged that, pursuant to contract, TMP-Hudson had transferred all of the employees (only those employees in the United States) of Far East Energy to TMP- Hudson's payroll and then supplied them back to Far East Energy and that Far East Energy had failed to make payment for a portion of these services. This was a "payrolling" or employee leasing arrangement entered into for the purpose of reducing the administrative burden upon the Company's corporate staff caused by the burdens associated with keeping track of payroll, administering benefits, accounting for and paying all proper payroll deductions and taxes, and other miscellaneous associated tasks. On May 19, 2003, TMP filed a motion for non suit in connection with a settlement agreement. The settlement of this litigation required our payment of a total of $462,539 and the final required payment due pursuant to the settlement was made on September 3, 2003.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

FORWARD-LOOKING INFORMATION


      This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward- looking statements.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Although all such forward- looking statements are accurate and complete as of this filing, we cannot predict whether the statements will ultimately be accurate and consequently do not assume responsibility for the ultimate accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results. The management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes herein.

OVERVIEW

      Our operations for the nine months ended September 30, 2003, consisted of finalizing the acquisition of gas leases in Montana, searching for additional oil and gas prospects to acquire, developing drilling and production plans for our properties in China and in Montana, and constructing necessary roads and a well site for our first well, the drilling of which was commenced in the Enhong-Laochang Block in Yunnan Province, China, on October 25, 2003.

      We executed two (2) Production Sharing Contracts with China United
CoalBed Methane Corporation ("CUCBM") on January 25, 2002. Pursuant to the two Production Sharing Contracts, one of which is still subject to formal ratification by the Ministry of Commerce ( formerly known as the Ministry of Foreign Trade and Economic Cooperation "MOFTEC'), we received the authority from CUCBM to jointly explore, develop, produce and sell coalbed methane gas in and from a total area of 1,272 square kilometers, or 314,000 gross acres (between
763.2 and 1272 net square kilometers or between 189,000 and 314,000 net acres for the Far Eat Energy share, depending upon the extent to which CUCBM decides to participate) in the Enhong, Laochang and Zhaotong areas of the Yunnan Province of the People's Republic of China.

      On December 30, 2002, MOFTEC ratified the Production Sharing Contract ("PSC") with CUCBM to jointly explore, develop, produce and sell coal bed methane gas in and from a total area of 1,072 square kilometers or 265,000 gross acres (between 643.2 and 1072 net square kilometers or between 159,000 and 265,000 net acres for the Far Eat Energy share, depending upon the extent to which CUCBM decides to participate) in the Enhong and Laochang areas of Yunnan Province, PRC (closest cities are Qujing City and Kunming). This PSC commits the Company to drilling five (5) exploration wells and eight (8) pilot wells in the Yunnan province during the next three-year exploration and production period. Pilot wells refer to the drilling of wells aimed at evaluating, through pilot production of coalbed methane, the potential commercial value of coalbed methane in a specific area. Our first well was spudded on the Enhong-Laochang coalbed methane block in Yunnan Province in late October, 2003, and the drilling of that well continues as of the date of this filing. One (1) additional well is expected to be commenced in the fourth quarter of 2003, and then a third well will be drilled on the Enhong-Laochang Block in January of 2003. Approximately $900,000 is expected to be utilized to drill these three wells and conduct desorption tests, and to pay expenses for salaries for CUCBM, Assistance Fees to CUCBM, training fees, and other related expenses. It is believed that all three of these first exploration wells on the Enhong-Laochang Blocks will be completed by late January or early February, 2004; and then in the February to June timeframe all three wells will be fractured and tested. Also, in the February to April 2004 timeframe, sites for the two remaining required exploration wells will be selected and the drilling of these wells will start. It is anticipated that by the end of June all five wells will be undergoing, or will have already undergone, dewatering testing. Full associated costs for the Enhong - Laochang Project for the period from February to June (which costs will include the costs of drilling the two remaining exploration wells, and then fracturing, testing, and dewatering all five wells) are expected to be approximately $900,000.

      The Production Sharing Contract covering the Zhaotong area of Yunnan Province (closest city is Zhaotong City) has not yet been ratified. Upon ratification of the PSC, the Company has the right to earn a minimum of 60% interest in the joint venture, with CUCBM retaining the remaining 40%. In the event CUCBM elects to participate at a level less than 40%, their interest will be reduced proportionately, increasing the Company's participating interest on a total of 200 square kilometers or 49,000 gross acres (between 120 and 200 net square kilometers or between 30,000 and 49,000 net acres based on CUCBM's level of participation). As indicated by the November 11, 2003 letter from China United Coalbed Methane Corporation, our PSC for Zhaotong has not yet been ratified because the Ministry of Land and Resources of China has not yet received "the reply on the Yunnan Zhaotong project from the local governmental departments in Zhaotong City". According to the letter, "CUCBM will continue to pursue the early approval of the Ministry of Commerce to the Contract of Yunnan Zhaotong CBM project as soon as CUCBM obtains the CBM exploration license of Zhaotong." If and when ratified, the Zhaotong PSC specifies that the Company can commence its exploration program of two (2) exploratory wells and four (4) pilot wells. Assuming ratification in late 2003 or early 2004, the Company believes that the first exploration well(s) in the Zhaotong Block will be spudded in late 2004.

      On January 21, 2003, our wholly owned subsidiary, Far East Montana, Inc., effected a merger with Newark Valley Oil & Gas Inc. ("Newark") and we tendered $100,000 as the first installment on the $600,000 purchase price. The original agreement terms concerning payment and fund raising, was amended on June 19, 2003. In the original agreement of the $500,000 balance of the purchase price, $200,000 was to be paid on July 21, 2003, and $300,000 was due to be tendered on January 21, 2004. The merger also required the Company to raise $2,000,000 in financing on or before June 21, 2003. In the event such financing was not secured within 120 days of Closing, the Company would have been in default of this Agreement and the transaction would have been subject to rescission. In the event of rescission, the Company would have transferred all of the outstanding equity interests in Newark to North American and North American would have returned to the Company the 1,600,000 restricted common shares of the Company, and North American would have retained any monies tendered pursuant to the Agreement. In the Amended Plan of Merger Agreement the due date for the $200,000 payment was extended to September 30, 2003. This was because at the time of the drafting of the Amended Plan of Merger (May 16, 2003), the Company's anticipated cash-on-hand did not appear to be sufficient to meet all of its payment obligations under the PSCs in China and the Plan of Merger related to its acquisition of leases in Montana. The required $200,000 payment, discounted to $198,000 due to early payment, was timely paid. The requirement to raise $2 million was extended to December 31, 2003 and in all other respects the Plan of

Merger Agreement remains unchanged. The deadline for the raising of $2 million was extended because Far East appeared unlikely to raise sufficient financing in time to meet the June 21, 2003 deadline. By late August, the Company had raised in excess of $5 million in financing through an accredited investors offering that closed on October 7, 2003. The Company assumed liabilities of $375,000 due to Gulf Coast Oil and Gas, the original sellers of the leases acquired in the merger. To date $175,000 has been paid and the remaining $200,000 is due on January 5, 2004. As a result of the merger with Newark, we acquired undeveloped oil, gas and mineral rights and interests in approximately 147,535.10 net acres (165,000 gross acres) in eastern Montana (Phillips and Valley Counties, Montana) and are in the process of developing plans for an exploratory drilling program which it is hoped will demonstrate the existence of gas in commercial quantities. Also, between January 28, 2003 and September 30, 2003, the Company acquired an additional 1,884 net acres (2,153 gross acres) of oil and gas leases in eastern Montana. These leases are contiguous or nearly contiguous with the leases already acquired in the Newark merger. The acquisition cost for these leases was $16,388. We are in the process of developing plans for an exploratory drilling program on our Montana leases, which we hope will demonstrate the existence of gas in commercial quantities. Revenue is not expected to be generated from the Montana venture until approximately late 2004 to early 2005.

      On March 19, 2003, the Company entered into a Memorandum of Understanding ("MOU") with a Conoco Phillips subsidiary, Phillips China Inc., which sets forth the terms and conditions of an agreement for the Company to acquire a net undivided forty percent (40%) of Phillips' seventy percent (70%) interest in both the Shouyang PSC (near Taiyuan City) and the Qinnan PSC (near Jincheng and Qinshui). On July 17, 2003, Far East and Phillips signed two Farmout Agreements on the Qinnan and Shouyang CBM blocks in Shanxi Province, P.R.C. and also signed an Assignment Agreement on the two blocks. These agreements formalized the Company's acquisition of an undivided forty percent (40%) working interest from Phillips' (70%) interest. The breakdown is Far East forty percent (40%), Phillips thirty percent (30%) and CUCBM thirty percent (30%). The Assignment Agreement has been received by CUCBM and, as indicated in the September 27, 2003 letter from CUCBM to Far East, CUCBM has informed the Company that this project will be approved by CUCBM and submitted to the Ministry of Commerce as soon as "the new management of CUCBM is settled down." We anticipate final approval in late 2003 or early 2004.

      The Farmout Agreements obligate Far East to fracture stimulate and production test three exploration wells that were drilled by Phillips with Far East paying 100% of the cost for these tests. Upon the satisfactory completion of the testing, which will begin if and when MOFTEC ratification is provided, Far East shall have the option to give notice to extend into the second phase of exploration by drilling three (3) additional wells. The Company will be responsible for 100% of the costs of the second phase of exploration and the drilling of three (3) wells. Upon Far East successfully completing the second phase, Phillips will have the option to elect to either retain its net undivided thirty percent (30%) participating interest, or take a five percent (5%) overriding royalty interest ("ORRI") on the contractor's overall Participating Interest share under the PSCs. The ORRI will be capped at five percent (5%) of the current contractor's seventy percent (70%) Participating Interest, or a three and a half percent (3.5%) ORRI on a one hundred percent (100%) interest basis. Under the terms of the Farmout Agreement, within thirty (30) days of final approval of the Assignment by the Ministry of Commerce, the Company must post a $1,000,000 surety bond to act as a work performance guarantee covering all aspects of the evaluation and work program to test the three existing wells, which the Company is attempting to obtain now. In the first six months of 2004, approximately $750,000 is expected to be utilized to fracture and test the gas flows from the three (3) wells drilled by ConocoPhillips, cover costs related to CUCBM Joint Management Committee salary fees, training fees, exploration fees and assistance fees as outlined in the Production Sharing Contract, and to pay ConocoPhillips $76,052 for CBM equipment and materials associated with the project.

      In addition, approximately $750,000 is expected to be spent on some combination of overhead and general and administrative expenses of the Company, drilling operations in Montana, and obtaining the required $1 million surety bond required by Conoco for the Qinnan/Shouyang project above.

      Business operations in China and the United States will continue to increase our expenses and, if such operations are successful, our revenues. We are moving forward in the natural gas industry in China by virtue of the ratification of the Production Sharing Contract to explore, develop, produce and sell coal bed methane gas in the Enhong and Laochang areas, and the acquisition of undeveloped oil and gas rights and interests in the state of Montana, and the ConocoPhillips Farmout Agreement in Shanxi Province. The Company does not expect significant changes in the number of its employees.

RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2002; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three and nine months ended September 30, 2003, as compared to the three and nine months ended September 30, 2002.

      We had no revenue or income for the quarter ended September 30, 2003 or 2002. For the nine months ended September 30, 2003 we had interest income of $1000 as compared to $0 for the nine months ended September 30, 2002.

      Our operating loss increased to $996,000 for the quarter ended September 30, 2003, as compared to $653,000 for the quarter ended September 30, 2002, while the operating loss for nine months ended September 30, 2003 was $2,342,000 as compared to $1,312,000 for the nine months ended September 30, 2002. The increase in our operating loss is due primarily to the Company's expanded operations in preparation for drilling which commenced in late October 2003 in the Yunnan Province, China.

      For the three months ended September 30, 2003 relative to the same period in 2002, consulting and professional services increased by $433,000, while consulting and professional services increased by $441,000 for the nine months ended September 30, 2003 relative to the same period in 2002. The increases in consulting and professional services resulted from our expanded operations focusing on development activities and our financing activities.

      General and administrative expenses increased by $89,000 for the three months ended September 30, 2003 when compared to the same period in 2002. General and administrative expenses increased by $106,000 for the nine months ended September 30, 2003 relative to the same period in 2002. The increases in general and administrative expenses resulted from our expanded operations.

      Our compensation expense for the three months ended September 30, 2003, decreased slightly by $18,000, as compared to the same period in 2002, while the compensation expense for the nine months ended September 30, 2003 relative to the same period in 2002 increased by $314,000. The increased nine month expense resulted from relative additions to staff and our expanded operations, although our streamlined personnel structure in the quarter ended September 30, 2003, resulted in the slight decrease.

      Travel expenses decreased $70,000 for the nine months ended September 30, 2003 relative to the same period in 2002, although it decreased by $110,000 for the three months ended September 30, 2003 relative to the same period in 2002. Decreased travel expenses reflect our 2002 efforts to secure assets in China and Montana, as compared to our 2003 efforts to begin exploring and developing the assets.

CAPITAL RESOURCES AND LIQUIDITY

      As of September 30, 2003, our cash and cash equivalents were $3,863,000, as compared to $ 1,008,000 as of December 31, 2002. The increase is due to our recent successful private placement of securities pursuant to which we raised approximately $5.8 million net of fees and sales commissions. Through the close of the offering on October 7, 2003, we received approximately $5,060,113, although only $4,860,113 in net proceeds was received as of September 30, 2003.

      Stockholders' equity increased to $12,094,000 as of September 30, 2003 from $4,750,000 as of December 31, 2002 as a result of our sales and issuance of 8,136,269 shares of common stock.

      Cash used for operating activities for the nine months ended September 30, 2003 was $1,797,000 as compared to $1,260,000 for the same period in 2002. This increase is mainly attributable to an increase in accounts payable to $485,000 for the nine months ended September 30, 2003 from $52,000 for the same period in 2002, which is due to our increased focus on development activities.

      Cash used for investing activity increased to $672,000 for the nine months ended September 30, 2003 as compared to $69,000 for the same period in 2002. This is primarily attributable to an increase in investments in contract rights of $694,000 stemming from our acquisition of oil and gas leases in Montana.

      Cash provided by financing activity increased to $5,182,000 for the nine months ended September 30, 2003 from $3,052,000 for the nine months ended September 30, 2002. The increased financing activity reflects our private placement sales of approximately 8,900,000 investments units with each such unit consisting of one share of common stock and a warrant to purchase one share of common stock at $1.00.

      As there were no operating revenues for the fiscal nine months ended September 30, 2003, we anticipate that the commencement of our business operations in China and the United States will drastically increase expenses and, if such operations are successful, revenues will be generated.

OBLIGATIONS AND FUTURE CAPITAL REQUIREMENTS

      Our current cash position is expected to satisfy our operating needs and financial obligations through mid-2004. We anticipate incurring expenses of approximately $800,000 through the first quarter of 2004 associated with exploration and development activities. It is anticipated that significant equipment will be purchased. Additionally in the first quarter of 2004, we will provide a $1,000,000 surety bond to ConocoPhillips in connection with the joint exploration and development by the Company and ConocoPhillips of coalbed methane projects in the Shanxi Province in China. We will pay the remaining $200,000 due to Gulf Coast Oil and Gas and $300,000 due to North American Oil and Gas under the Newark Valley Oil and Gas Merger Agreement.

      We intend to continue financing efforts to support our current and proposed business operations in China and Montana. The ability of the Company to continue as a going concern is dependent upon its ability to raise substantial funds for use in development activities, and upon the success of the Company's planned exploration and development activities. Since there can be no guarantee of future fundraising success, and since the success of exploratory drilling can never, by definition, be guaranteed, it must be stated that there is substantial doubt about the Company's ability to continue as a going concern. However, management believes that the Company will continue to be successful in raising the funds necessary to explore for gas and, assuming success in those exploratory efforts, to raise the funds necessary for production and development. Management believes that, in the near term (October 1, 2003 through December 31, 2004), the Company will be able to raise funds sufficient to assure satisfaction of its operating capital needs/plans (this would include the drilling of four more exploratory wells on the Enhong-Laochang blocks, and the drilling of three additional exploration wells on the ConocoPhillips tract in addition to the operational activities outlined herein above) and financial obligations through December 31, 2004 These funds are anticipated to be raised through a combination of the exercise of warrants issued to investors in conjunction with the recently completed private offering and an additional accredited investors offering in the first quarter of next year.

      Because we have acquired an undeveloped natural resource that will require substantial exploration and development, we do not expect to generate meaningful revenues until at least late 2004. Expenses for the second half of 2004 will have to be financed through cash flow, which may not yet be available if production and sales of coalbed methane gas are not significant, or through future financings of equity and/or debt. In the event we do not raise funds sufficient to finance our current development plans for projects in Yunnan and Montana, we may fail.

CRITICAL ACCOUNTING POLICIES

      Our accompanying interim financial statements are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

      The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and recommends that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB as of December 31, 2002. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

      Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management's application of accounting policies. Our critical accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes, accounting for environmental matters, and foreign currency translation. Cecil to forward revised lingo.

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

      We apply APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock option plan and have adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation. Accordingly, no compensation cost for stock options granted has been recognized, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the day of grant.

      The cost of unproved properties not being amortized is assessed quarterly to determine whether such properties have been impaired. In determining whether such costs should be impaired, we evaluate current drilling results, lease expiration dates, current oil and gas industry conditions, international economic conditions, capital availability, foreign currency exchange rates, the political stability in the countries in which we have an investment, and available geological and geophysical information. Any impairment assessed is added to the cost of proved properties being amortized, if any. To the extent costs accumulate in countries where there are no proved reserves, any costs determined by management to be impaired are charged to expense.

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

ITEM 3.         CONTROLS AND PROCEDURES

         The newly elected chief executive officer and newly appointed interim chief accounting officer have reviewed the effectiveness of the company's disclosure controls and internal controls and procedures as of September 30, 2003. These officers have identified a material weakness related to disclosure controls and procedures. These officers plan to correct these controls and procedures to assure compliance with the certification required by Exhibit 31 of this report. This weakness includes the absence, at present, of a disclosure controls checklist. The certifying officers, working with the company's auditors, have determined that the company currently lacks the properly designed internal controls over financial reporting and is working with the auditors to correct identified weaknesses in the fourth quarter.

         The current disclosure controls and internal controls were designed and implemented before either the new CEO or new interim CAO were employed by the company. Since September 30, 2003, the company has retained a new CEO on October 13, 2003, and new interim CAO on November 10, 2003. The newly appointed interim CAO and new CEO have communicated with the company's independent auditors regarding the adequacy of disclosure controls and internal controls to redesign the disclosure controls and internal controls system. The prior CEO and CAO reported on their design and implementation of disclosure controls as of a date within 90 days of June 30, 2003. The new CEO and new interim CAO intend to review and, if necessary, redesign both the disclosure controls and the internal controls over financial reporting, or cause such disclosure controls and internal controls over financial reporting to be redesigned under their supervision, to provide reasonable assurance regarding the adequacy of disclosure of material information and the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company's management expects that their review, to be completed during the fourth quarter of 2003, will significantly improve the disclosure and internal control systems.

         The new CEO and new interim CAO expect that they may need to make changes in disclosure controls and internal controls over financial reporting, but since September 30, 2003, they have not identified, as yet, the changes that may need to be made except as described above.



                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


      On April 25, 2003, the Company received notice that TMP Worldwide, Inc. and Hudson Highland Group Global Resources Management, Inc. ("TMP-Hudson") had filed a lawsuit against it in the 151st Judicial District Court in Harris County, Houston, Texas. TMP-Hudson alleged that, pursuant to contract, TMP-Hudson had transferred all of the employees (only those employees in the United States) of Far East Energy to TMP- Hudson's payroll and then supplied them back to Far East Energy and that Far East Energy had failed to make payment for a portion of these services. This was a "payrolling" or employee leasing arrangement entered into for the purpose of reducing the administrative burden upon the Company's corporate staff caused by the burdens associated with keeping track of payroll, administering benefits, accounting for and paying all proper payroll deductions and taxes, and other miscellaneous associated tasks. On May 19, 2003, TMP filed a motion for nonsuit in connection with a settlement agreement. The settlement of this litigation required our payment of a total of $462,539.00 and the final required payment due pursuant to the settlement was made on September 3, 2003.

ITEM 2.     CHANGES IN SECURITIES

      From April 30, 2003 through October 7, 2003, the Company effected private placement sales of 8,935,960 investment units at $0.65 per unit to approximately ninety-six (96) accredited investors, of whom twelve (12) reside in the United States or are U.S. citizens. Each investment unit consists of one share of common stock and a warrant to purchase one share of Common stock at $1.00, over the next two years. The Warrants may be exercised immediately after issuance until the earlier of (i) two (2) years from the date of the Warrant Agreement, or (ii) the date upon which the Warrants are redeemed by the Company (which may occur at $.01 per share in the event the Company provides at least 30 days prior written notice, the average closing price of the common stock for the 15 days prior to such written notice exceeds $2.00, and the Company limits its redemption to 25% of the Warrant holder's total purchasable shares per month).

      The sales the securities was $5,808,374. This private placement was made pursuant to exemptions from registration under Sections 3(b) and 4(2) of the Securities Act of 1933. A commission of ten percent (10%) was paid to the brokers who introduced the Company to these accredited investors, all of whom have had prior business relations with their broker. Net of fees and sales commissions and through the close of the offering on October 7, 2003, we received approximately $5,060,113, although only $4,860,113 in net proceeds was received as of September 30, 2003.

ITEM 5.     OTHER INFORMATION

      On October 29, 2003, the Company's president and one of its directors, Joe Cooper, passed away after a courageous battle against cancer. Joe Cooper's leadership and dedication to the Company, as well as his pivotal role in procuring its agreement with Conoco Phillips, will always be valued. He was a true professional and an exceptional man, and he will be missed.

      The anticipation of Mr. Cooper's passing precipitated certain changes in the Company's management. On October 13, 2003, the board of directors accepted Mr. Cooper's resignation as president and appointed Michael McElwrath as Mr. Cooper's replacement as the president and also as chief executive officer of the Company. Additionally, on October 14, 2003, at the adjournment of the 2003 Annual Meeting of the Company's shareholders held on October 7, 2003, Michael R. McElwrath, Jawaharlal Gondi, TunAye Sai and Joe Cooper were appointed to the Company's board of directors. The Company does not intend to fill the vacancy on the board of directors created by Mr. Cooper's passing at this time.

      On August 18, 2003, Bill Jackson resigned as Chief Executive Officer, President and a director of the Company in order to pursue other business opportunities. In resigning Mr. Jackson did not express any diagreement with the Company on any matter relating to the Company's operations, policies or practices.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 14 of this Form 10-QSB, which is incorporated herein by reference.
        (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2003.
        (c) A Form 8-K was filed on October 16, 2003 disclosing the issuance of a press release announcing the results of the Company's annual meeting of shareholders.
        (d) A Form 8-K was filed on November 12, 2003 disclosing the issuance of a press release announcing the commencement of drilling of the Company's initial exploration wells in the Enhong-Laochang coalbed methane (CBM) blocks in the Yunnan Province of southern China.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of November, 2003.


                               Far East Energy Corporation

                                /s/ Michael R. McElwrath
                               --------------------------------------------
                               Michael R. McElwrath, Chief Executive Officer, President & Chairman of the Board

                                INDEX TO EXHIBITS

      Exhibits marked with an asterisk (*) have been filed previously with the Commission and are incorporated herein by reference.

EXHIBIT NO.      PAGE NO.        DESCRIPTION
----------      --------        ------------
3(i)                *           Articles of Incorporation
3(ii)               *           Bylaws
31(i)               15          302 Certification of Chief Executive Officer
31(ii)              16          302 Certification of Chief Financial Officer
32(i)               17          906 Certification of Chief Executive Officer
32(ii)              18          906 Certification of Chief Financial Officer

                                                                   EXHIBIT 31(i)

I, Michael R. McElwrath, as Chief Executive Officer of Far East Energy Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Far East Energy Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15) for the small business issuer and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 19, 2003

/s/ Michael R. McElwrath
-------------------------------------------
Michael R. McElwrath
Chief Executive Officer

                                                              EXHIBIT 31(ii)

I, Mark Schaftlein, as Chief Financial Officer of Far East Energy Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Far East Energy Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15) for the small business issuer and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 19, 2003

/s/ Mark Schaftlein
-------------------------
Mark Schaftlein
Chief Financial Officer
                                       16

                                                                   EXHIBIT 32(i)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the quarterly report on Form 10-QSB of Far East Energy Corporation (the "Company") for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Michael R. McElwrath, the Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 19, 2003

/s/ Michael R. McEwlrath
------------------------------
Michael R. McElwrath
Chief Executive Officer

                                                                  EXHIBIT 32(ii)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the quarterly report on Form 10-QSB of Far East Energy Corporation (the "Company") for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Mark Schaftlein, the Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 19, 2003

 /s/ Mark Schaftlein
------------------------------
Mark Schaftlein
Chief Financial Officer