Form 10KSB/A
period 2002-12-31
FAR EAST ENERGY CORP
filed 2003-12-24
CIK 1124024

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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
(State or Other Jurisdiction of                           (I.R.S. Employer
(Incorporation or Organization)                        Identification Number)

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

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was approximately $162,569,810, based on the average bid and asked price for the common equity as of the last business day of the registrant's most recently completed second fiscal quarter. On December 11, 2003, the number of shares outstanding of the registrant's common stock, $0.001 par value, was 56,056,461.

                                TABLE OF CONTENTS

PART I.....................................................................................................   3
         ITEM 1.  DESCRIPTION OF BUSINESS .................................................................   3
         ITEM 2.  DESCRIPTION OF PROPERTY .................................................................   8
         ITEM 3.  LEGAL PROCEEDINGS .......................................................................   8
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS...........................................................................................   9

PART II....................................................................................................   9
         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................................   9
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.....................................................  10
         ITEM 7.  FINANCIAL STATEMENTS.....................................................................  16
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.....  17

PART III...................................................................................................  17
         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION
         16(a) OF THE EXCHANGE ACT.........................................................................  17
         ITEM 10. EXECUTIVE COMPENSATION...................................................................  19
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER
         MATTERS...........................................................................................  22
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................  25
         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.........................................................  25
         ITEM 14. CONTROLS AND PROCEDURES..................................................................  25

INDEX TO EXHIBITS..........................................................................................  28

CERTIFICATIONS.............................................................................................  30

                                     PART I.

ITEM 1. DESCRIPTION OF BUSINESS

         As used herein, the terms "Company", "we", "our" or "us" refer to Far East Energy Corporation, a Nevada corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was incorporated as Egoonline.com ("Egoonline"), on February 4, 2000 to engage in the business of providing Internet-based takeout service for restaurants. Egoonline changed its name to EZfoodstop.com ("EZfoodstop") on April 26, 2000. We decided to discontinue our prior Internet-based takeout business in 2001 because, after attempting to operate the business for over a year, it failed as a going concern. One of our main objectives of the Internet-based takeout business was to acquire significant media coverage by arranging cross promotions with national pizza companies and well-established chain restaurants, in order to grow a solid user base. We expected to derive substantially all revenues from commissions received from vendors as a percentage of items ordered on the website. We were unable to obtain media coverage or to develop a sufficient number of vendors and commissions to sustain the business.

         On June 5, 2002, the Company executed a Sino-Foreign Joint Venture Contract (the "Contract") with Panjiang Coal-Electricity (Group) Co. Ltd. ("Panjiang") to establish a joint venture limited liability company ("Joint Venture") in the People's Republic of China to extract and use coalmine methane gas from six (6) operating Panjiang coalmines, which cover an area of 120 square kilometers. This Contract was entered into on the Company's behalf by its whollyowned subsidiary Far East Energy (BVI), Inc., an international business company incorporated in the British Virgin Islands. The Company withdrew from the contract in early March 2003 as it did not find the coal mine gas extraction project economically viable at this time. The Company will continue to work with Panjiang to develop an economically viable project and mutually beneficial new contract

         We are in the development stage. In 2002, our activities were limited to capital formation, acquiring mineral lease interests and planning for the development of properties in China pursuant to our production sharing contracts, which give us rights to explore for, develop, produce and sell oil and gas or coalbed methane ("CBM").

         On January 25, 2002, we entered into a Production Sharing Contract with the China United Coal Bed Methane Corporation ("CUCBM"), which has exclusive legal authority over all coal bed methane gas in the People's Republic of China ("PRC"). Pursuant to the Production Sharing Contract, we received the authority from CUCBM to jointly explore, develop, produce and sell coal bed methane gas in and from a total area of 1,072 square kilometers in the Enhong and Laochang areas of Yunnan Province, PRC (closest cities are Qujing City and Kunming). The Production Sharing Contract was subject to formal ratification by PRC's Ministry of Foreign Trade and Economic Co-operation ("MOFTEC"). On December 30, 2002, MOFTEC ratified this Production Sharing Contract. We have the right to earn a minimum of 60% interest in the joint venture, with CUCBM retaining the remaining 40%. In the event that CUCBM elects to participate at a level less than 40%, their interest will be reduced proportionately, increasing our participating interest. We intend to initially drill five (5) exploration wells as well as eight (8) subsequent exploration wells at a later stage. We began drilling our first exploratory CBM well in China in October 2003. After completion of these exploration and pilot wells, CUCBM has the right up to contribute forty percent (40%) of further expenditures towards their joint venture interest.

         We have another production sharing contract with CUCBM covering the Zhaotong area of Yunnan Province (closest city is Zhaotong City), which has not yet been ratified. Upon ratification of this contract, we would have the right to earn a minimum of 60% interest in the joint venture, with CUCBM retaining the remaining 40%. In the event CUCBM elects to participate at a level less than 40%, their interest will be reduced proportionately, increasing our participating interest on a total of 200 square kilometers or 49,000 gross acres

(between 120 and 200 net square kilometers or between 30,000 and 49,000 net acres based on CUCBM's level of participation).

         CUCBM notified us on November 11, 2003, that the Zhaotong production sharing contract has not yet been ratified because the Ministry of Land and Resources of China has not yet received `the reply on the Yunnan Zhaotong project from the local governmental departments in Zhaotong City'. CUCBM stated that it `will continue to pursue the early approval of the Ministry of Commerce to the Contract of Yunnan Zhaotong CBM project as soon as CUCBM obtains the CBM exploration license of Zhaotong.' In 2003, the Chinese government merged MOFTEC into the Ministry of Commerce. The Zhaotong contract specifies that we can commence an exploration program of two (2) exploratory wells and four (4) pilot wells. If the contract is ratified in late 2003 or early 2004, we believe that the first exploration well(s) in the Zhaotong Block can be spudded in late 2004.

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

         Our wholly owned subsidiary Far East Montana, Inc. acquired Newark Valley Oil & Gas Inc. ("Newark") as of December 31, 2002 through a merger which was completed on January 21, 2003, when we tendered $100,000 as the first installment on the $600,000 purchase price. The original agreement terms of the merger agreement, which was dated December 31, 2002, concerning payment and fund raising was amended on June 19, 2003. In the original agreement of the $500,000 balance of the purchase price, $200,000 was to be paid on July 21, 2003, and $300,000 was due to be tendered on January 21, 2004. The merger also required the Company to raise $2,000,000 in financing on or before June 21, 2003. In the Amended Plan of Merger Agreement the due date for the $200,000 payment was extended to September 30, 2003. This was because at the time of the drafting of the Amended Plan of Merger (May 16, 2003), the Company's anticipated cash-on-hand did not appear to be sufficient to meet all of its payment obligations under the PSCs in China and the Plan of Merger related to its acquisition of leases in Montana. The required $200,000 payment, discounted to $198,000 due to early payment, was timely paid. The requirement to raise $2 million was extended to December 31, 2003 and in all other respects the Plan of Merger Agreement remains unchanged. The deadline for the raising of $2 million was extended because Far East appeared unlikely to raise sufficient financing in time to meet the June 21, 2003 deadline. The Company satisfied this requirement by generating in excess of $5 million in financing through an accredited investors offering that closed on October 7, 2003. Revenue is not expected to be generated from the Montana venture until approximately late 2004 to early 2005. As a result of the merger with Newark, we acquired undeveloped oil, gas and mineral rights and interests in approximately 147,535.10 net acres (165,000 gross acres) in eastern Montana (Phillips and Valley Counties, Montana).

Production of Coalbed Methane Gas

         Of all current natural gas production in the United States, 8-10% comes from coal beds, or underground coal seams. Natural gas is basically methane gas, which is a combination of carbon and hydrogen in gas form (CH4). In fact, coal can contain 3-6 times the natural gas per ton of rock that a conventional natural gas reservoir contains. Coalbed methane exploration and production involves drilling into a known coal deposit and extracting the gas that is contained in the coal. Even though it is natural gas, it is called coalbed methane or CBM.

         During the time (millions of years) when the coal is formed (coalification), large amounts of gas are also generated and trapped within the internal surfaces (pores) of the coal. Many coal beds are at relatively shallow depths (less than 1,500 meters). Water permeates coal beds and creates enough pressure to seal the gas within the pores. Drilling into the coal and dewatering (pumping out) the coalbed allows the gas to escape and be gathered.

         Coal beds almost always contain gas. The gas adheres to the microscopic surfaces of the coal. This is called adsorption (meaning on the surface, not to be confused with absorption, which means to be inside of something). On a molecular level, the gas molecules attach to the coal's internal microscopic pores. Since coal is also basically carbon, the attraction of the gas to the solid is very natural. Coal beds (seams) are therefore usually loaded with gas.

         Gas production from coal beds is generally less expensive than conventional gas exploration. On average, a coalbed gas well will cost anywhere from $50,000 to $350,000 to complete, compared to conventional gas wells which often cost between $5 million and $10 million because natural gas in conventional formations is usually found at substantially greater depths than coalbed methane.

         Coal is formed from ancient environments rich in plant life such as swamps, wetlands and marshes. Hundreds of millions of years ago, massive earth movements and geologic events slowly covered up these environments. Various coalbed methane basins have a wide variety of gas content. Gas content is expressed in standard cubic feet per ton. This means if you have a block of coal roughly 3 ft. x 3 ft. x 3 ft. (approximately a ton of coal) you could have anywhere from 50 to 1,000 cu. ft. of gas within that block. Consequently, more gas is typically present in greater quantities of coal.

         Even after a coalbed has been identified as containing a commercial quantity of gas, a remaining crucial factor is to be able to retrieve the gas from the coal. This requires that the coal has sufficient permeability, which means that the gas can migrate, or flow, through the coal to the gas well that has entered the coal seam. Permeability is based upon how many fractures, or cleats, the coal has and how close they are to each other. The more cleats coal has, the better the coal's permeability.

         To measure the permeability, the industry uses a fancy word, millidarcy
(md). This commonly used term is merely a unit of measurement in one-thousandths (milli) and refers to rate of flow. As an example, sandstone may have a permeability of 30 mds for oil or water or gas to flow through it, while coal, being less permeable, may have 1 md which means the rate of flow is 30 times slower. Gravel or loose sand would have a very high md rating since liquids would flow through it very quickly.

         Gas within coal beds becomes mobile primarily through the flow mechanism of the coal, which is from cleating (small fractures within the coal). Gas is stored in the micropores of the coal. When the water in the coal seam is reduced and water pressure is exerted against the coal, gas is released and diffuses into the cleats. Since gas is lighter than air, it flows to the well bore through the cleat system as well as any of the other cracks, crevices and fractures that the coal bed has. The looser the particles and the more spaces, fractures, cracks or air space a solid has the easier it is for something to flow through it. Hence if a reservoir has a high millidarcy (md) rating the better the production flow will be. In CBM from coal seams greater than 5-6 feet in thickness, anything above 1 md is usually acceptable.

         If a coal seam has a permeability above 4-5 md, then more gas will flow through it and be recovered. If it is a thick seam that makes it even better. If it has a high gas content also, then you have the best of all three parameters in your favor.

         Coal seams have many different characteristics. You could have an unacceptably low permeability seam, but with enough thickness, the otherwise deficient permeability would be overcome. In this case, the gas would flow out slowly, but because the coal seam is thick, more of the slow flowing gas would be produced since you have a thick area from which to collect.

         A formula used by engineers that signifies the potential of a seam or seams compared to other seams is Kh. K stands for permeability and h for thickness. It signifies the potential of a seam or seams compared to other seams. The higher the Kh, the more gas one would expect to be able to extract. If a coal seam is 30 feet thick with 2 md, the Kh is 60 (30 x 2). If the coal seam is only 10 feet thick but the permeability is 6, then the Kh is also 60. What this means is that you will probably get the same amount of gas out of both seams.

         If permeability is low, then a closer well spacing on the surface can be used. Utilizing 160 acre (a quarter of a square mile block) spacing per well typically retrieves a significant amount of gas over a 10-20 year period. If permeability is low, a well could be spaced every 80 acres to achieve the same production in less time.

Coal Ranking

         Methane or natural gas is contained in all ranks of coal. The most gas is contained in the highest rank coal, which is called anthracite. Unfortunately anthracite has very low permeability. Semi-anthracite coal typically has higher quantities of gas than anthracite coal, but may still contain significant cleats (fractures) as well, making it more permeable. Far East Energy's ConocoPhillips project is semi-anthracite coal that has a favorable cleat structure, which should make the permeability favorable.

         The next lesser coal rank is bituminous coal which contains less gas per ton but usually has a good cleat structure, which allows for better flow or permeability of the gas through the coal. Far East's other major projects, Enhong and Laochang have bituminous and semi-anthracite coal.

Testing a Prospect

         One attractive feature of CBM is that it is relatively inexpensive to drill shallow wells (less than 1,500 meters) and test the coal seams. Additionally, the location, extent and thickness of the coal seams already have been established by previous coal mining activity, which also commonly results in the availability of existing geologic data.

Isotherm Tests

         `Iso' means equal and `therm' is a unit of heat. Isotherm tests are lab tests that identify how much gas can be released from a ton of coal at various heat and pressure levels. These tests provide important information on the saturation level of the coal. All three of Far East's projects have produced favorable isotherm tests meaning saturation levels are favorable. In fact, gas content from the Shanxi Project on the Qinnan and Shouyang blocks in China compares favorably with that of typical coal from the San Juan Basin and Black Warrior Basin - both prolific U.S. CBM basins.

Comparable Isotherm Tests

Basin                                     Cu. Ft. per Ton
-----                                     ---------------
San Juan (New Mexico)                        300-700
Black Warrior (Alabama)                      250-500

Far East's Shanxi Project                   400-1000

Dewatering

         To produce methane from coalbeds, water must be removed from the coal seams to decrease reservoir pressure and release the gas. After desorption (changing from an adsorbed state to a surface or gaseous or liquid state) from the coal matrix, the gas diffuses through the coalbed's cleats and fractures toward the well bore. Substantial dewatering of the coalbed is required initially. Water production declines as methane gas production increases. Produced water disposal presents major economic and environmental challenges for operators. Those costs alone can determine the feasibility of coalbed methane projects.

Horizontal Drilling

         A potentially significant development is the ability to engage in horizontal drilling. This would allow a well bore to be in contact with hundreds of feet of coal since the drill stem, when it hits the coal seam, is redirected from a downward angle to a horizontal plane and simply follows the coal bed for hundreds of feet (sometimes 500 feet) in various directions. This access would change the dynamics of the gas recovery dramatically. In a normal well you would have a drill hole 8 inches wide contacting and hollowing out a coal seam 10 feet thick. With horizontal drilling, you could go directly along the coal seam for hundreds of feet or more in many directions, increasing your contact area thereby impacting efficiency by 10-20 times. Of course, horizontal wells are more costly than traditional wells, but are often more cost effective depending upon the permeability.

         The technology improvements and cost reduction in horizontal drilling in the last 3 years have been well documented. The benefits of horizontal drilling for coalbed methane are far more profound than for conventional oil and gas wells because of the permeability factor. Coal with low permeability could have a dramatic increase in flow rates with horizontal drilling, since so much more of the coal seam would be exposed to the well bore. This would allow significantly more gas production. Far East will consider the utilizing horizontal drilling if it successfully concludes the exploratory phases of its contracts, with the decision being based on permeability and cost efficiency.

Competition

         The Company will be operating in the competitive area of natural gas exploration, development and production in China and Montana. The Company's competitors include major integrated oil and gas companies and substantial independent energy companies, many of which possess greater financial and other resources than the Company.

Regulations

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

Employees

         As of March 27, 2003, the Company had a total of fifteen (15) employees, all of which were employed full-time.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company office is located at 400 N. Sam Houston Parkway East, Suite 205, Houston, Texas 77060. The office, which consists of approximately 2,200 square feet, is leased through January 31, 2004 at a cost of $3,000 per month.

         Undeveloped Lease Acreage

         As of December 31, 2002, we owned leasehold interests (or, in the case of Chinese properties, had rights under production sharing contracts) covering the following undeveloped lease acreage.

United States:

                                           Gross Acres                Net Acres
Phillips & Valley Counties, Montana(1)       165,000                   147,535

(1) This property was acquired in the merger with Newark on December 31, 2002.

China:

                                                                Net Acres (1)
                                           Gross Acres       Maximum     Minimum
Enhong and Laochang Areas,                  265,000           265,000    159,000
Yunnan Province

Zhaotong Area, Yunnan Province (2)           49,000            49,000     30,000

     (1) Our rights to develop properties pursuant to production sharing contracts on the above listed Chinese properties are subject to the right of CUCBM to elect to participate in development. If they elect to participate, CUBM, in its discretion, may proportionally reduce our net acreage up to the amount indicated above to the minimum levels shown. If they elect not to increase their participation, our net acreage levels will be at the maximum shown above.

     (2) The Zhaotong Area contract has not yet been ratified by CUCBM, and if it is not ratified we will have no right to develop this acreage.

ITEM 3. LEGAL PROCEEDINGS

         There are no legal proceedings filed, or to the Company's knowledge, threatened against the Company that the Company believes would have, individually or in the aggregate, a material adverse effect upon its financial condition or results of operations.

         On April 25, 2003, the Company received notice that TMP Worldwide, Inc. and Hudson Highland Group Global Resources Management, Inc. ("TMP-Hudson") had filed a lawsuit against it in the 151st Judicial District Court in Harris County, Houston, Texas. TMP-Hudson alleged that, pursuant to contract, TMP-Hudson had transferred all of the employees (only those employees in the United States) of Far East Energy to TMP- Hudson's payroll and then supplied them back to Far East Energy and that Far East Energy had failed to make payment for a portion of these services. This was a "payrolling" or employee leasing arrangement entered into for the purpose of reducing the administrative burden upon the Company's corporate staff caused by the burdens associated with keeping track of payroll, administering benefits, accounting for and paying all proper payroll deductions and taxes, and other miscellaneous associated tasks. On May 19, 2003, TMP filed a motion for nonsuit in connection with a settlement agreement. The settlement of this litigation required our payment of a total of $462,539.00 which represents services received and related benefits and the final required payment due pursuant to the settlement was made on September 3, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Year     Quarter          High      Low
2002     First *          $3.95    $2.50
         Second           $4.49    $3.15
         Third            $4.52    $3.19
         Fourth           $4.60    $3.60

     *Note that trading in our common stock on the OTC BB did not begin on approximately January 31, 2002.

Shareholders

         As of March 17, 2003, there were approximately seventy-five (75) shareholders of record holding a total of 47,410,500 shares of common stock. However, as of September 30, 2003, the Company believed it had a minimum of 587 total shareholders.

Dividends on the Common Stock

         The Company has not declared a cash dividend on its common stock in the last two fiscal years and the Company does not anticipate the payment of future dividends. There are no other restrictions that currently limit the Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities

         On January 9, 2003, the Company sold 60,000 shares of its common stock at $2.50 per share to one (1) offshore accredited investor for total offering proceeds of $150,000. After payment of a ten percent (10%) commission, or $15,000, to the broker who introduced this offshore person to the Company, net proceeds were $135,000. This sale was made pursuant to exemptions from registration under the Securities Act of 1933 (the "Act"), including but not limited to Sections 3(b) or 4(2). The broker had a previous business relationship with the investor.

         From April 30, 2003 through October 7, 2003, the Company effected private placement sales of 8,935,960 investment units at $0.65 per unit to approximately ninety-six (96) accredited investors, of whom twelve (12) reside in the United States or are U.S. citizens. Each investment unit consists of one share of common stock and a warrant to purchase one share of Common stock at $1.00, over the next two years. The Warrants may be exercised immediately after issuance until the earlier of (i) two (2) years from the date of the Warrant Agreement, or (ii) the date upon which the Warrants are redeemed by the Company (which may occur at $.01 per share in the event the Company provides at least 30 days prior written notice, the average closing price of the common stock for the 15 days prior to such written notice exceeds $2.00, and the Company limits its redemption to 25% of the Warrant holder's total purchasable shares per month). Total proceeds from the sale of securities were $5,808,374. This private placement was made pursuant to exemptions from registration under Sections 3(b) and 4(2) of the Securities Act of 1933.

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

Plan of Operation

         The Company's operations for the year ended December 31, 2002 consisted of searching for suitable oil and gas prospects to acquire, and developing drilling and production plans. We executed two (2) Production

Sharing Contracts with China United CoalBed Methane Corporation ("CUCBM") on January 25, 2002. Pursuant to the two Production Sharing Contracts,which are subject to formal ratification by the Ministry of Foreign Trade and Economic Cooperation ("MOFTEC"), we received the authority from CUCBM to jointly explore, develop, produce and sell coalbed methane gas in and from a total area of 1,272 square kilometers or 314,000 gross acres (between 763.2 and 1272 net square kilometers or between 189,000 and 314,000 net acres for the Far East Energy share, depending upon the extent to which CUCBM decides to participate) in the Enhong, Laochang and Zhaotong areas of the Yunnan Province of the People's Republic of China.

         On December 30, 2002, MOFTEC ratified the Production Sharing Contract ("PSC") with CUCBM to jointly explore, develop, produce and sell coal bed methane gas in and from a total area of 1,072 square kilometers or 265,000 gross acres (between 643.2 and 1072 net square kilometers or between 159,000 and 265,000 net acres for the Far East Energy share, depending upon the extent to which CUCBM decides to participate) in the Enhong and Laochang areas of Yunnan Province,PRC (closest cities are Qujing City and Kunming). This PSC commits the Company to drilling five (5) exploration wells and eight (8) pilot wells in the Yunnan province during the next three-year exploration and production period. Pilot wells refer to the drilling of wells aimed at evaluating, through pilot production of coalbed methane, the potential commercial value of coalbed methane in a specific area. Our first well was spudded on the Enhong-Laochang coalbed methane block in Yunnan Province in late October, 2003, and the drilling of that well continues as of the date of this filing. One (1) additional well is expected to be commenced in the fourth quarter of 2003, and then a third well will be drilled on the Enhong-Laochang Block in January of 2004. Approximately $900,000 is expected to be utilized to drill these three wells and conduct desorption tests, and to pay expenses for salaries for CUCBM, Assistance Fees to CUCBM, training fees, and other related expenses. It is believed that all three of these first exploration wells on the Enhong-Laochang Blocks will be completed by late January or early February, 2004; and then in the February to June timeframe all three wells will be fractured and tested. Also, in the February to April 2004 timeframe, sites for the two remaining required exploration wells will be selected and the drilling of these wells will start. It is anticipated that by the end of June all five wells will be undergoing, or will have already undergone, dewatering testing. Full associated costs for the Enhong - Laochang Project for the period from February to June (which costs will include the costs of drilling the two remaining exploration wells, and then fracturing, testing, and dewatering all five wells) are expected to be approximately $900,000.

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

         Our wholly owned subsidiary Far East Montana, Inc. acquired Newark Valley Oil & Gas Inc. ("Newark") as of December 31, 2002 through a merger which was completed on January 21, 2003, when we tendered $100,000 as the first installment on the $600,000 purchase price. The original agreement terms concerning payment and fund raising, was amended on June 19, 2003. In the original agreement of the $500,000 balance of the purchase price, $200,000 was to be paid on July 21, 2003, and $300,000 was due to be tendered on January 21, 2004. The merger also required the Company to raise $2,000,000 in financing on or before June 21, 2003. In the event such financing was not secured within 120 days of Closing, the Company would have been in default of this Agreement and the transaction would have been subject to rescission. In the event of rescission, the Company would have transferred all of the outstanding equity interests in Newark to North American and North American would have returned to the Company the 1,600,000 restricted common shares of the Company, and North American would have retained any monies tendered pursuant to the Agreement. In the Amended Plan of Merger Agreement the due date for the $200,000 payment was extended to September 30, 2003. This was because at the time of the drafting of the Amended Plan of Merger (May 16, 2003), the Company's anticipated cash-on-hand did not appear to be sufficient to meet all of its payment obligations under the PSCs in China and the Plan of Merger related to its acquisition of leases in Montana. The required $200,000 payment, discounted to $198,000 due to early payment, was timely paid. The requirement to raise $2 million was extended to December 31, 2003 and in all other respects the Plan of Merger Agreement remains unchanged. The deadline for the raising of $2 million was extended because Far East appeared unlikely to raise sufficient financing in time to meet the June 21, 2003 deadline. The Company satisfied this requirement by generating in excess of $5 million in financing through an accredited investors offering that closed on October 7, 2003. The Company assumed liabilities of $375,000 due to Gulf Coast Oil and Gas, the original sellers of the leases acquired in the merger. To date $175,000 has been paid and the remaining $200,000 is due on January 5, 2004.

         As a result of the merger with Newark, we acquired undeveloped oil, gas and mineral rights and interests in approximately 147,535.10 net acres (165,000 gross acres) in eastern Montana (Phillips and Valley Counties, Montana) and are in the process of developing plans for an exploratory drilling program. Between January 28, 2003 and September 30, 2003, the Company acquired an additional 1,884 net acres (2,153 gross acres) of oil and gas leases in eastern Montana. These leases are contiguous or nearly contiguous with the leases already acquired in the Newark merger. The acquisition cost for these leases was $16,388. We are in the process of developing plans for an exploratory drilling program on our Montana leases, which we hope will demonstrate the existence of gas in commercial quantities. Revenue is not expected to be generated from the Montana venture until approximately late 2004 to early 2005.

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

         The auditors' opinions with respect to our financial statements for fiscal years 2002 and 2001 contain the qualification that there is substantial doubt about our ability to continue in business as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise substantial funds for use in development activities, and upon the success of the Company's planned exploration and development activities. Since there can be no guarantee of future fundraising success, and since the success of exploratory drilling can never, by definition, be guaranteed, it must be stated that there is substantial doubt about the Company's ability to continue as a going concern. However, management believes that the Company will continue to be successful in raising the funds necessary to explore for gas and, assuming success in those exploratory efforts, to raise the funds necessary for production and development. Management believes that, through December 31, 2004, the Company will be able to raise funds sufficient to assure satisfaction of its operating capital needs/plans (this would include the drilling of four more exploratory wells on the Enhong-Laochang blocks, and the drilling of three additional exploration wells on the ConocoPhillips tract in addition to the operational activities outlined herein above) and financial obligations through December 31, 2004. These funds are anticipated to be raised through a combination of the exercise of warrants issued to investors in conjunction with the recently completed private offering and an additional accredited investors offering in the first quarter of next year.

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

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2001; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the year ended December 31, 2002 as compared to the year ended December 31, 2001. A comparison of the periods in 2002 relative to the same periods in 2001 may not be meaningful, as the Company did not have exploration, development, extraction and sale of coalbed methane gas activities in China during the year ended December 31, 2001 versus its current focus. Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

         The Company had no operating revenue for the year ended December 31, 2002 and no revenue for the same period in 2001 The Company's total expenses for the year ended December 31, 2002 increased materially to $2,144,000 as compared to $15,000 for the same period in 2001. The increase in expenses during 2002 is due to our implementation of plans to explore, and, hopefully, develop, extract and sell coalbed methane and coal mine methane gas in China. Specifically, in 2001 we incurred none of the following expenses, while during the year ended 2002, we incurred $380,000 for geologic and engineering service expenses, $296,000 for other consulting and professional service expenses, $596,000 for compensation expenses, and $575,000 for travel expenses. Our legal and accounting expense increased to $66,000 during the year ended 2002, as compared to $3,000 for the same period of 2001. Finally, our general and administrative expense increased to $231,000 for the year ended December 31, 2002, as compared to an expense of $12,000 for the year ended December 31, 2001.

         These increased expenses resulted in our operating loss increasing materially to $2,144,000 for the year ended December 31, 2002, as compared to $15,000 for the same period of 2001. As is the case with our increased expenses, our increased operating loss is also attributable to our efforts to explore, develop, extract and sell coalbed methane and coal mine methane gas in China and Montana.

LIQUIDITY AND CAPITAL RESOURCES

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

         As of December 31, 2002, the Company's primary source of liquidity included cash and cash equivalents of $1,008,000, as compared to $27,000 as of December 31, 2001. This increase is due to our 2003 sales of 5,250,500 shares of common stock at $0.65 per share to a group of accredited entities for a total offering price of $3,412,825. The offering was made pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933.

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

         Our current cash position is expected to satisfy our operating needs and financial obligations through mid-2004. We anticipate incurring expenses of approximately $800,000 through the first quarter of 2004 associated with exploration and development activities. It is anticipated that significant equipment will be purchased. Additionally in the first quarter of 2004, we expect to (i) provide a $1,000,000 surety bond to ConocoPhillips in connection with the joint exploration and development by the Company and ConocoPhillips of coalbed methane projects in the Shanxi Province in China as well as (ii) incur expenses of approximately $200,000 for the Montana leases. We will pay the remaining $200,000 due to Gulf Coast Oil and Gas and $300,000 due to North American Oil and Gas under the Newark Valley Oil and Gas Merger Agreement.

         We intend to continue financing efforts to support our current and proposed business operations in China and Montana. The ability of the Company to continue as a going concern is dependent upon its ability to raise substantial funds for use in development activities, and upon the success of the Company's planned exploration and development activities. Since there can be no guarantee of future fundraising success, and since the success of exploratory drilling can never, by definition, be guaranteed, it must be stated that there is substantial doubt about the Company's ability to continue as a going concern. However, management believes that the Company will continue to be successful in raising the funds necessary to explore for gas and, assuming success in those exploratory efforts, to raise the funds necessary for production and development. Management believes that, in the near term, the Company will be able to raise funds sufficient to assure satisfaction of its operating capital needs/plans (this would include the drilling of four more exploratory wells on the Enhong-Laochang blocks, and the drilling of three additional exploration wells on the ConocoPhillips tract, in addition to the operational activities outlined herein above) and financial obligations through December 31, 2004. These funds are anticipated to be raised through a combination of the exercise of warrants issued to investors in conjunction with the recently completed private offering and an additional accredited investors offering in the first quarter of next year.

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

         Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management's application of accounting policies. Our critical accounting policies include the successful efforts method of accounting for property and equipment, accounting for income taxes, accounting for environmental matters, and foreign currency translation.

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

         We also apply SFAS No. 52, Foreign Currency Translation, which requires that the translation of the applicable foreign currency into U.S. dollars be performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in the consolidated statements of stockholders' equity and comprehensive income.

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

                        Consolidated Financial Statements

                           December 31, 2002 and 2001
                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report

The Board of Directors
Far East Energy Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of Far East Energy Corporation and Subsidiary (a development stage company) as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the period from the date of incorporation of February 4, 2000 to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Far East Energy Corporation and Subsidiary (formerly EZFoodstop.com) as of December 31, 2001, were audited by other auditors whose report dated January 11, 2002, on those statements included an explanatory paragraph that described the company's lack of an established source of revenue raised substantial doubt about its ability to continue as a going concern as discussed in Note 2 to the financial statements.

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

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Far East Energy Corporation and Subsidiary as of December 31, 2002, and the results of its operations and its cash flows for the year then ended and for the period from the date of incorporation of February 4, 2000 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

February 20, 2003

/s/ Payne, Falkner, Smith & Jones, P.C.
---------------------------------------
Payne, Falkner, Smith & Jones, P.C.
Dallas, Texas

                                DE VISSER & GRAY
                              CHARTERED ACCOUNTANTS

401-905 West Pender Street                                     December 11, 2003
Vancouver, B.C., Canada
V6C 1L6
Tel: (604) 687-5447
Fax: (604) 687-6737

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

/s/ DeVisser & Gray
-------------------
DeVisser & Gray
CHARTERED ACCOUNTANTS
Vancouver, British Columbia

                   FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)

             Consolidated Balance Sheet December 31, 2002 and 2001

                                                                                         2002                2001
                                                                                      -----------          --------
ASSETS
Current:
   Cash and cash equivalents                                                          $ 1,008,000          $ 27,000
   Prepaids and other current assets                                                        1,000                 -
                                                                                      -----------          --------
      Total current assets                                                              1,009,000            27,000
                                                                                      -----------          --------

Property and equipment, net                                                               101,000                 -

Intangible asset                                                                          175,000                 -

Investment in joint venture                                                                22,000                 -

Other                                                                                     143,000                 -
                                                                                      -----------          --------
                                                                                      $ 1,450,000          $ 27,000
                                                                                      ===========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                   $   253,000          $      -
   Other liabilities                                                                      250,000                 -
                                                                                      -----------          --------
      Total current liabilities                                                           503,000                 -
                                                                                      -----------          --------

Commitments and contingencies                                                                   -                 -

Stockholders' equity:
   Common stock, $0.001 par value, 100,000,000 shares authorized,
      47,350,500 and 40,500,000 issued and outstanding at
      December 31, 2002 and 2001, respectively                                             45,000            40,000
   Additional paid in capital                                                           3,060,000            13,000
   Deficit accumulated during the development stage                                    (2,156,000)          (26,000)
   Accumulated other comprehensive loss                                                    (2,000)                -
                                                                                      -----------          --------
      Total stockholders' equity                                                          947,000            27,000
                                                                                      -----------          --------
                                                                                      $ 1,450,000          $ 27,000
                                                                                      ===========          ========

          See accompanying notes to consolidated financial statements.

                   FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)

                      Consolidated Statement of Operations

                 For the Years Ended December 31, 2002 and 2001

                                                                       Cumulative
                                                                         During
                                                                      Development
                                                                         Stage             2002               2001
                                                                      -----------      ------------         --------
Revenues:
   Interest income                                                    $    13,000      $    13,000          $      -
   Foreign currency exchange gain                                           1,000            1,000                 -
                                                                      -----------      -----------          --------
      Total revenues                                                       14,000           14,000                 -
                                                                      -----------      -----------          --------

Expenses:
   Geologic and engineering services                                      380,000          380,000                 -
   Other consulting and professional services                             296,000          296,000                 -
   Compensation                                                           596,000          596,000                 -
   Travel                                                                 575,000          575,000                 -
   Legal and accounting                                                    71,000           66,000             3,000
   General and administrative                                             252,000          231,000            12,000
                                                                      -----------      -----------          --------

      Total expenses                                                    2,170,000        2,144,000            15,000
                                                                      -----------      -----------          --------

   Loss before income taxes                                            (2,156,000)      (2,130,000)          (15,000)

   Income taxes                                                                 -                -                 -
                                                                      -----------      -----------          --------

   Net loss                                                            (2,156,000)      (2,130,000)          (15,000)

   Deficit - beginning of period                                                -          (26,000)          (11,000)
                                                                      -----------      -----------          --------

   Accumulated deficit - end of period                                $(2,156,000)     $(2,156,000)         $(26,000)
                                                                      ===========      ===========          ========

   Earnings per share - Basic                                                          $     (0.05)         $  (0.00)
                                                                                       ===========          ========

   Earnings per share - Diluted                                                        $     (0.05)         $  (0.00)
                                                                                       ===========          ========

          See accompanying notes to consolidated financial statements.

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                             (formerly EZFoodstop.com)
                           (A Development Stage Company)
                   Consolidated Statement of Stockholders' Equity For the years ended December 31, 2002, 2001 and 2000


                                                    $.001 Par Value              Deficit
                                                     Common Stock               Accumulated   Accumulated
                                                  ------------------- Additional During the      Other                     Total
                                           Date of   Number of  Par   Paid-in  Development  Comprehensive Comprehensive Stockholders
                                         Transaction  Shares   Value  Capital    Stage          Loss         Loss         Equity
                                        --------------------------------------------------------------------------------------------

Shares issued                          4/00 - 8/00 40,500,00 $  40,000 $  13,000 $      -      $      -                  $  53,000
Net loss                                                   -         -         -  (11,000)            -    $(11,000)       (11,000)
                                                  ---------- --------- --------- ----------- ------------ ===========   -----------
Balance December 31, 2000                         40,500,000    40,000    13,000  (11,000)            -           -         42,000
Net loss                                                   -        -          -  (15,000)            -    $(15,000)       (15,000)
                                                  ---------- --------- --------- ----------- ------------ ============   -----------
Balance December 31, 2001                         40,500,000    40,000    13,000  (26,000)            -           -         27,000
Sale of stock for cash                1/24 -4/1/02 5,250,500     5,000 3,047,000        -             -           -      3,052,000
Stock issued in connection
with acquisition in process           12/30/2002   1,600,000     2,000 6,718,000        -             -           -      6,720,000
Stock issued subject to
acquisition completion                            (1,600,000)   (2,000)(6,718,000)      -             -           -     (6,720,000)

Comprehensive loss:
  Net loss                                                 -        -          - (2,130,000)              $(2,130,000)  (2,130,000)
    Other comprehensive loss, net of tax:
    Foreign currency translation adjustment                -        -          -          -       (2,000)      (2,000)      (2,000)
                                                 ------------ --------- -------- ----------- ------------- ------------ ------------
      Total comprehensive loss                                                                            $(2,132,000)
                                                                                                         =============
Balance December 31, 2002                          45,750,500  $45,000 $3,060,000 $(2,156,000)   $(2,000)                  $947,000
                                                ============= ======== ========= ============ ============ =============  ==========

           See accompanying notes to consolidated financial statements

                   FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)

                      Consolidated Statement of Cash Flows

                 For the Years Ended December 31, 2002 and 2001

                                                                    Cumulative
                                                                      During
                                                                   Development
                                                                      Stage             2002                 2001
                                                                   -----------      ------------          ---------
Cash flows from operating activities:
   Net loss                                                       $ (2,156,000)     $ (2,130,000)         $ (15,000)
   Adjustments to reconcile net loss to cash
   used in operations:
      Depreciation                                                       7,000             7,000                  -
      Increase in prepaid expense                                       (1,000)           (1,000)                 -
      Increase (decrease) in accounts payable                          253,000           253,000             (1,000)
                                                                  ------------      ------------          ---------

         Net cash used in operations                                (1,897,000)       (1,871,000)           (16,000)
                                                                  ------------      ------------          ---------

Cash flows from investing activities:
   Acquisitions of intangibles                                         (90,000)          (90,000)                 -
   Investments in property and equipment                              (108,000)         (108,000)                 -
                                                                  ------------      ------------          ---------

      Net cash used in investing activities                           (198,000)         (198,000)                 -
                                                                  ------------      ------------          ---------

Cash flows from financing activities:
   Proceeds from the sale of common stock                            3,105,000         3,052,000                  -
                                                                  ------------      ------------          ---------

Effect of exchange rate changes on cash                                 (2,000)           (2,000)                 -
                                                                  ------------      ------------          ---------

Increase (decrease) in cash and cash equivalents                     1,008,000           981,000            (16,000)

Cash and cash equivalents - beginning of period                              -            27,000             43,000
                                                                  ------------      ------------          ---------

Cash and cash equivalents - end of period                         $  1,008,000      $  1,008,000          $  27,000
                                                                  ============      ============          =========

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

BASIS OF PRESENTATION

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

Our Company is in the development stage. In 2002, our activities were limited to capital formation, acquiring mineral lease interests and planning for the development of properties in China pursuant to our production sharing contracts, which give us rights to explore for, develop, produce and sell oil and gas or coalbed methane ("CBM").

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred net losses since its inception and has not established a source of revenue. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. . These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The cost of unproved properties not being amortized is assessed quarterly to determine whether such properties have been impaired. In determining whether such costs should be impaired, we evaluate current drilling results, lease expiration dates, current oil and gas industry conditions, international economic conditions, capital availability, foreign currency exchange rates, political stability in the countries in which we have an investment, and available geological and geophysical information. Any impairment assessed is added to the cost of proved properties being amortized, if any. To the extent costs accumulate in countries where there are no proved reserves, any costs determined by management to be impaired are charged to expense.

INCOME TAXES

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

Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

STOCK OPTIONS

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) as amended by Statement of Financial Accounting Standards "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123" (SFAS No.148). Accordingly, no compensation cost for stock options granted has been recognized, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the day of grant.

Had compensation cost for these plans been determined consistent with the provisions of SFAS No. 123, the Company's stock-based compensation expense, net loss and loss per share would have been adjusted to the following pro forma amounts:

                                                                                      2002
                                                                             ----------------------
Net loss:
As reported                                                                  $          (2,130,000)
Deducts: Total stock-based employee compensation expense determined under
intrinsic value method for all awards, net of tax                                         (252,000)
                                                                             ---------------------
Pro forma net loss                                                           $          (2,382,000)
                                                                             =====================
Basic loss per share:
                 As reported                                                 $                0.05
                 Pro forma                                                                    0.05
Diluted loss per share:
                 As reported                                                 $                0.05
                 Pro forma                                                                    0.05


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

FOREIGN CURRENCY TRANSLATION

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

Foreign currency translation resulted in an aggregate exchange loss of $2,000 in 2002. There were no foreign currency transactions in 2001.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2002 and 2001.

                                2002                            2001
                      Carrying        Estimated       Carrying        Estimated
                       Amount        Fair Value        Amount        Fair Value
                      --------       ----------       --------       ----------
                                           (In Thousands)
Cash and cash
equivalents           $ 1,008         $ 1,008          $   27         $      27
Other liabilities       3,550           3,336               -                 -

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

RECLASSIFICATION

Certain amounts previously reported have been reclassified to conform to the current format.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 is intended to improve the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method-the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

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

2.       GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no source of revenue

Management intends to continue financing efforts to support the current and proposed business operations in China and Montana. The ability of the Company to continue as a going concern is dependent upon its ability to raise substantial funds for use in development activities and upon the success of the Company's planned exploration and development activities. There can be no guarantee of future fundraising success. The success of exploratory drilling is uncertain. However, management believes that the Company will continue to be successful in raising the funds necessary to explore for gas and, assuming success in those exploratory efforts, to raise the funds necessary for production and development.

Management believes that the Company will be able to raise funds sufficient to assure satisfaction of its operating capital needs/plans and financial obligations through December 31, 2004. These funds are anticipated to be raised through private offerings to accredited investors throughout 2003 and early 2004.

Because the company has acquired an undeveloped natural resource that will require substantial exploration and development, management does not expect to generate meaningful revenues until at least late 2004. Expenses for the second half of 2004 will have to be financed through cash flow, which may not yet be available if production and sales of coalbed methane gas are not significant, or through future financings of equity and/or debt.

3.       STATEMENT OF CASH FLOWS

The Company uses the indirect method to present cash flows from operating activities. Other supplemental cash flow information for the years ended December 31, 2002 and 2001 is presented as follows:

                                                            2002            2001
                                                            ----            ----
Cash transactions:
           Cash paid for interest                         $       -      $        -
                                                          =========      ==========
           Cash paid for income taxes                     $       -      $        -
                                                          =========      ==========
Noncash transactions:
           Acquisition of contact rights                  $ 150,000      $        -
                                                          =========      ==========

4.       PROPERTY AND EQUIPMENT

Property and equipment includes the following:

                                                            2002           2001
                                                            ----           ----
Furniture and equipment                                   $ 108,000      $      -
Accumulated depreciation                                     (7,000)            -

                                                          $ 101,000      $      -
                                                          =========      ========

5.       INTANGIBLE ASSETS

Intangible assets consist of mineral exploration rights acquired during 2002 pursuant to a Production Sharing Contract with the China United Coal Bed Methane Corporation (CUCBM) and are being amortized over three years. Assigned costs amounted to approximately $175,000. There was no amortization expense in 2002. Estimated amortization expense for each of the ensuing years through December 31, 2005, is $58,000. On January 25, 2002, the Company entered into a Production Sharing Contract with the China United Coal Bed Methane Corporation (CUCBM), which has exclusive legal authority over all coal bed methane gas in the People's Republic of China (PRC). Pursuant to the Production Sharing Contract, the Company received the authority from CUCBM to jointly explore, develop, produce and sell coal bed methane gas in and from a total area of 1,072 unevaluated square kilometers in the Enhong and Laochang areas of Yunnan Province, PRC. The Production Sharing Contract was subject to formal ratification by PRC's Ministry of Foreign Trade and Economic Cooperation (MOFTEC). On December 30, 2002, MOFTEC ratified this Production Sharing Contract. The contract requires the Company to pay $150,000 to CUCBM upon ratification. The Company has the right to earn a minimum of 60% interest in the joint venture, with CUCBM retaining the remaining 40%. In the event CUCBM elects to participate at a level less than 40%, their interest will be reduced proportionately, increasing the Company's participating interest.

As a result of MOFTEC's ratification and approval of the Production Sharing Contract concerning the Enhong and Laochang areas, the Company intends to initially drill five (5) exploration wells and eight (8) more exploration wells at a later stage.

The Company has another Production Sharing Contract of the same date with CUCBM in the Zhaotong area of Yunnan Province which has not yet been ratified.

6.       INVESTMENT IN JOINT VENTURE

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

Subsequent to December 31, 2002 the Company notified Panjiang of its intention to withdraw from the project which effectively eliminates all assets and obligations associated with the project. If the Company had withdrawn from the project in 2002 the total assets, stockholders' equity and net income in the accompanying consolidated financial statements would have been decreased by approximately $22,000.

7.       OTHER ASSETS

Other assets consist of acquisition costs on Newark Valley Oil and Gas. This included the initial $100,000 paid at closing and initial acquisition costs of approximately $43,000. These costs are classified as other assets at December, 31, 2002 pending the outcome of the contingency related to the merger agreement. Effective December 31, 2002, the Company entered into an agreement to acquire a significant amount of assets when its wholly owned subsidiary, Far East Montana, Inc., executed a Plan of Merger (Agreement) with Newark Valley Oil & Gas, Inc, a Nevada corporation (Newark) wholly owned by North American Oil and Gas, Inc., (North American). Newark survived the merger and became a wholly owned subsidiary of the Company. Pursuant to the Agreement, in exchange for one hundred percent (100%) of the outstanding equity of Newark, the Company has issued: 1,600,000 restricted common shares and agreed to pay $600,000 in cash ($100,000 paid at closing, $200,000 to be paid five (5) months after closing and $300,000 to be paid twelve (12) months after closing), and assumed liabilities with a fair value of $364,000.

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

8.       INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

                                                     2002                       2001
                                               ---------------           -----------------
Deferred tax assets:
   Net operating loss                          $       762,000           $           4,000

Deferred tax liabilities:
   Bank premises and equipment                           1,000                           -
                                               ---------------           -----------------
         Net deferred tax asset                        761,000                       4,000
         Less valuation allowance                     (761,000)                     (4,000)
                                               ---------------           -----------------
                                               $             -           $               -
                                               ===============           =================

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

9.       COMMITMENTS AND CONTINGENCIES

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

10.      RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has had transactions, including borrowings, with its employees, officers, directors and their affiliates. In the opinion of management, such transactions are on the same terms as for comparable transactions with unaffiliated persons. The Company has no plans to engage in future related party transactions.

The Company leases its Houston office from an entity owned in part by an officer and stockholder of the Company. The lease is classified as an operating lease and provides for minimum monthly rentals of $3,000 through May 2003.

11.      STOCKHOLDERS' EQUITY

Earnings per Share The following table sets forth the computation of basic and diluted loss per share:

                                                        2002                     2001
                                                    -----------                --------
                                                    (In Thousands, Except Per Share Data)
Numerator:
   Net loss from continuing operations              $     2,130                $     15
                                                    -----------                --------
Numerator for basic
    loss per share - loss
    available to common stockholders                $     2,130                $     15
                                                    -----------                --------
Numerator for dilutive loss per
   share - loss available to common
   stockholders after assumed conversions           $     2,130                $     15
                                                    -----------                --------

Denominator:
   Denominator for basic loss per
   share - weighted average shares                       44,810                  40,500

Effect of dilutive securities:
   Stock options                                            657                       -
                                                    -----------                --------
Dilutive potential common shares                            657                       -
                                                    -----------                --------

Denominator for diluted
   loss per  share--adjusted weighted
   average shares and assumed conversion                 45,467                  40,500
                                                    -----------                --------

Basic loss per common share                         $      0.05                $      -
                                                    ===========                ========

Diluted loss per common share                       $      0.05                $      -
                                                    ===========                ========

For the years ended December 31, 2002 all common stock equivalents were included in the computation of diluted earnings per share. There were no common stock equivalents in 2001.

Stock Split

On January 1, 2002, the Board of Directors authorized an 18 for 1 stock split of the Company's $0.001 par value common stock. As a result of the split, 38,250,000 additional shares were issued, and additional paid-in capital was reduced by $38,000. All references in the accompanying consolidated financial statements to the number of common shares and per-share amounts since inception have been restated to reflect the stock split.

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

12.      STOCK OPTION PLAN

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

There was no stock option plan prior to 2002.A summary of option transactions during the year ended December 31, 2002 is as follows:

                                                                   2002
                                                      --------------------------------
                                                       Shares Under     Option Price
                                                          Option          Per Share
                                                      --------------   ---------------
Outstanding at beginning of year                                 -        $      -
Granted                                                  3,990,000            0.65
Exercised                                                        -               -
Forfeited                                                        -               -
                                                         ---------        --------
Outstanding at end of year                               3,990,000            0.65
                                                         =========        ========
Options exercisable                                        798,000
Weigted average per share
 fair value of options granted
 during the period                                      $     0.65

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

13.      SUBSEQUENT EVENT

On January 9, 2003, the Company sold 60,000 shares of its common stock at $2.50 per share to one (1) offshore accredited investor for total offering proceeds of $150,000. After payment of a ten percent (10%) commission, or $15,000, to the broker who introduced this offshore person to the Company, net proceeds were $135,000. This sale was made pursuant to exemptions from registration under the Securities Act of 1933 (the "Act"), including but not limited to Sections 3(b) or 4(2). The broker had a previous business relationship with the investor.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers and Control Persons

         Name              Age                       Position(s) and Office(s)
Michael McElwrath          52       Chief Executive Officer, President, Secretary and Treasurer
Tun Aye Sai                56       Director, Director of China Operations
Jawaharlal (Lal) Gondi     61       Director, Former Chief Executive Officer
Mark Schaftlein            45       Chief Financial Officer
Bill Jackson               58       Former President,  Former Chief Operating Officer and a Former Director
Ramesh Kalluri             45       Former Secretary, Former Treasurer and a Former Director
John Springsteen           33       Former VP and Former CFO
Chris Jackson              33       Former VP of Corporate Development

         Michael McElwrath was appointed president, chief executive officer, secretary and treasurer of the Company on October 13, 2003, and was elected as a director of the Company on October 14, 2003. Mr. McElwrath served previously as a member of the Board of Advisors. He served as Vice President and Director of Business Development for TMP Worldwide, which owns "Monster.com" with revenues in excess of $400 Million. He has previously held positions as Acting Assistant Secretary of Energy-USA Department of Energy Director of the National Institute for Petroleum and Energy Research and Deputy Assistant Secretary for policy for the U.S. Department of Interior. In addition Mr. McElwrath has held a number of Senior Executive positions related to oil, gas and coal exploration and development. Mr. McElwrath holds a J.D. from the University of Texas School of Law, as well as a B.A Honors Program.

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

         Jawaharlal (Lal) Gondi served as the Chief Executive Officer and Chairman of the Company from December 31, 2001 to May 19, 2003, and continues to serve as a director of the Company. Mr. Gondi is a geologist with an extensive financial background. He has eleven years of diverse mineral exploration experience and twenty-three years of corporate finance and investment knowledge of capital markets. He has served as director, senior officer or principal of a number of brokerage firms both in Canada & Europe. Mr. Gondi served as senior executive director of Union Capital, UK, a brokerage firm, from March 1993 to May 1997. He was self-employed from May 1997 to January 2001 trading public securities. Mr. Gondi has served on the board of directors and as the president of BPI Industries since January 2001, became its chairman in August

2001, and continued to serve in these positions until November 2001. He holds a Masters of Science degree in applied geology from Andhra University, Waltair, India and completed several advanced courses in geology & finance in North America.

         Mark Schaftlein was appointed chief financial offer of the Company on November 10, 2003. Mr. Schaftlein has been in the consulting and financial services business for the past 20 years. Mr. Schaftlein is a Managing Director at the financial consulting firm Ocean Avenue Advisors. He has been with Ocean Avenue since 2000. He is a principal in Capital Consulting, Inc. a privately held consulting firm. He served as Interim Chief Financial Officer at Speedcom Wireless Corporation for the past 18 months. Mr. Schaftlein has provided consulting and restructuring advice to clients in a variety of industries with both public and private companies. Prior to that, he was in the financial services business with a concentration in Mortgage Banking for 17 years, eight of which where initially spent at Citigroup. He is a 1980 graduate of Western Kentucky University with a degree in business Administration.

         Bill Jackson served as the President, Chief Operating Officer and a director of the Company from December 31, 2001 to August 18, 2003, and as Chief Executive Officer from May 19, 2003 through August 18, 2003, when he resigned from all positions in order to pursue other business opportunities. In resigning Mr. Jackson did not express any disagreement with the Company on any matter relating to the Company's operations, policies or practices. Mr. Jackson has over thirty years of experience in the Engineering and Construction industry. He served as a vice president and the chief operating officer of the Shaw Group, an engineering and construction company, from November 1998 to June 1999. From February 2000 to present, Mr. Jackson has served as executive vice president and chief financial officer for Quality Technologies, an inspection services company. Prior to that, he also served as Vice President of Bechtel Corporation, Senior Vice President of Bechtel Services Corporation, and managed the Bechtel/Chevron Capital Projects Alliance, Worldwide Procurement and Contracts (including over 1,400 technical personnel), and a Joint Venture Company with EDS focused on Utility Plant Operations outsourcing. He was instrumental in the development and formation of the Bechtel worldwide contracts management organization. Mr. Jackson holds a Bachelor of Science degree from Texas A&M University, Commerce, Texas.

         Ramesh Kalluri served as secretary, treasurer from December 31, 2001 to May 19, 2003 when he resigned from both positions. In resigning Mr. Kalluri did not express any disagreement with the Company on any matter relating to the Company's operations, policies or practices. Mr. Kalluri served as a director of the Company from December 31, 2001 to October 14, 2003. He has over eighteen years experience in environmental regulations, engineering/design management, construction, and start-ups. He was an engineer with Bechtel Corporation from September 1991 to February 1998. He served as a vice president for GSG, an engineering company, from March 1998 to December 1998. Mr. Kalluri has been president of the Kalluri Group, an engineering company, since January 1999. He has also held senior engineering positions with Bechtel Corporation, Turner, Collie & Braden, Inc. and Jay Engineering. Mr. Kalluri holds a Bachelor of Science degree in civil engineering from Andhra University, Waltair, India and a Masters of Science in environmental engineering from McGill University.

         John Springsteen served as the Vice President and Chief Financial Officer of the Company from December 31, 2001 to May 19, 2003, when he resigned from both positions because of differences with Bill Jackson, who was then the Company's CEO and president, regarding the leadership and direction of the Company. Mr. Springsteen has over a decade of experience in international business, management consulting, and environmental engineering. He was a senior consultant for Ernst & Young from September 1996 to September 1998, a manager at the Chicago Group from September 1998 to September 2000, and a managing consultant at the Bridge Strategy Group from September 2000 to June 2001. From October 2001 to present he has served as a vice president of Value Partners Group. Mr. Springsteen holds a Bachelor of Science degree in civil and environmental engineering from the Massachusetts Institute of Technology and a Masters of Business Administration from the Kellogg Graduate School of Management at Northwestern University.

         Chris Jackson served as Vice President of Corporate Development of the Company from December 31, 2001 to April 22, 2003, when he was terminated in an effort to reduce the Company's expenses. Mr. Jackson is the son of Bill Jackson, the Company's former president. Chris Jackson has experience in the areas of business development, marketing, project management, and alliances and partnerships. He served as president of iCon Logistics, a transportation services company, from July 1999 to January 2000. From February 2000 to May 2001, Mr. Jackson was an executive vice president in sales for Quality Technologies. He served as a vice president for Infrastructure World, Inc., an Internet company from June 2001 to January 2002. Prior to 1999, he worked for Bechtel Corporation, Electronic Data Systems (EDS), and consulted to companies like Phelps Dodge, British Borneo, and Kaiser Aluminum. Mr. Jackson holds a Bachelor of Science degree in business administration and finance from Texas A&M University, Commerce, Texas.

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

                           SUMMARY COMPENSATION TABLES

                                                  Annual Compensation
                                  ---------------------------------------------------
     Name and                                                          Other Annual
Principal Position                 Year    Salary ($)    Bonus ($)   Compensation ($)
-------------------               ------   -----------------------   ----------------
 Jawaharlal Gondi                  2002      60,000        - 0 -          5,343
  Chief Executive
      Officer
-------------------               ------   -------------------------------------------
    John Green,                    2001      - 0 -         - 0 -          - 0 -
     President
-------------------               ------   -------------------------------------------
    John Green,                    2000      - 0 -         - 0 -          - 0 -
     President

                                                       Long Term Compensation
                                     ----------------------------------------------------------
                                                  Awards                             Payouts
                                     ----------------------------------------------------------
                                     Restricted         Securities Underlying          LTIP           All Other
Name and Principal                     Stock                  Options/               Payouts        Compensation
     Position               Year     Award(s)($)               SARs(#)                  ($)              ($)
--------------------------------     -----------        ---------------------        -------        ------------
Jawaharlal Gondi,           2002        - 0 -                   - 0 -                 - 0 -             - 0 -
 Chief Executive
     Officer
--------------------------------     -----------        ---------------------        -------        ------------
   John Green,              2001        - 0 -                   - 0 -                 - 0 -             - 0 -
    President
--------------------------------     -----------        ---------------------        -------        ------------
   John Green,              2000        - 0 -                   - 0 -                 - 0 -             - 0 -
    President

                      Option/SAR Grants in Last Fiscal Year
                               (Individual Grants)


                           Number of      Percent of Total
                          Securities        Options/SARs
                          Underlying         Granted to         Exercise of
                         Options/SARs       Employees In        Base Price
       Name                  (1)             Fiscal Year          ($/Sh)          Expiration Date
John Springsteen            200,000             5.0%            $0.65/Share       January 29, 2009
----------------          ---------            ----             -----------       ----------------
Jawaharlal Gondi          1,000,000            25.1%            $0.65/Share       January 29, 2009
----------------          ---------            ----             -----------       ----------------
  Tun Aye Sai               300,000             7.5%            $0.65/Share       January 29, 2009
----------------          ---------            ----             -----------       ----------------
 Mike McElwrath             100,000             2.5%            $0.65/Share       January 29, 2009
----------------          ---------            ----             -----------       ----------------
   Larry Izzo                30,000             0.8%            $0.65/Share       January 29, 2009
----------------          ---------            ----             -----------       ----------------
   Ben Malek                 30,000             0.8%            $0.65/Share       January 29, 2009
----------------          ---------            ----             -----------       ----------------
   Joe Cooper               600,000            15.0%            $0.65/Share       January 29, 2009
----------------          ---------            ----             -----------       ----------------
  Don Gunther               280,000             7.0%            $0.65/Share       January 29, 2009
----------------          ---------            ----             -----------       ----------------
Bill Jackson (2)          1,000,000            25.1%            $0.65/Share       January 29, 2009
----------------          ---------            ----             -----------       ----------------
Chris Jackson (2)           300,000             7.5%            $0.65/Share       January 29, 2009
----------------          ---------            ----             -----------       ----------------
Ramesh Kalluri (2)          150,000             3.8%            $0.65/Share       January 29, 2009
----------------          ---------            ----             -----------       ----------------

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

(2) These individuals are no longer employed by the Company and, therefore, their options no longer vest. Accordingly, Bill Jackson owns 400,000 vested shares, and his option for the remaining 600,000 shares has expired. Chris Jackson owns 120,000 vested shares, and his option for the remaining 180,000 shares has expired. Ramesh Kalluri owns 60,000 vested shares, and his option for the remaining 90,000 shares has expired.

                                                                                                  Number of securities
                             Number of securities to be                                          remaining available for
                              issued upon exercise of     Weighted-average exercise           future issuance under equity
                                outstanding options,        price of outstanding              compensation plans (excluding
       Plan Category           warrants and rights      options, warrants and rights      securities reflected in column (a))
--------------------------  --------------------------- -----------------------------     -----------------------------------
                                      (a)                           (b)                                      (c)
-----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans                 0                            n/a                                 0
   approved by security
         holders
-----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans         3,990,000                        $  0.65                                 0
 not approved by security
         holders
-----------------------------------------------------------------------------------------------------------------------------
          Total                   3,990,000                        $  0.65                                 0
-----------------------------------------------------------------------------------------------------------------------------

Description of Equity Compensation

      On January 29, 2002, the Company granted non-qualified options ("Options") to purchase Three Million Nine Hundred Ninety Thousand (3,990,000) shares of Common Stock at an exercise price of $0.65 to the following optionees:

NAME OF OPTIONEE                 NUMBER OF SHARES UNDERLYING OPTIONS
----------------                 -----------------------------------
Bill Jackson                               1,000,000
John Springsteen                             200,000
Chris Jackson                                300,000
Jawaharlal Gondi                           1,000,000
Tun Aye Sai                                  300,000
Mike McElwrath                               100,000
Larry Izzo                                    30,000
Ben Malek                                     30,000
Ramesh Kalluri                               150,000
Joe Cooper                                   600,000
Don Gunther                                  280,000

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

(ii) Twenty percent (20%) of the Option Shares became exercisable on January 29, 2003;

(iii) Twenty percent (20%) of the Option Shares shall be exercisable on January 29, 2004;

(iv) Twenty percent (20%) of the Option Shares shall be exercisable on January 29, 2005; and

(v) Twenty percent (20%) of the Option Shares shall be exercisable on January 29, 2006.

            Also on January 29, 2002, the Company granted Options to purchase One Million Four Hundred Fifty Thousand (1,450,000) shares of Common Stock at an exercise price of $0.65 to the following optionees. However, because each of the individuals below are no longer employed by the Company, their Options no longer vest and they consequently own the following vested Options:

                           Number Of Shares
                          Underlying Options        Number Of Shares       Number Of Shares
 Name of Optionee              Granted                   Vested            No Longer Vesting
-----------------         -------------------       ----------------       -----------------
Bill Jackson                 1,000,000                   400,000                600,000
Chris Jackson                  300,000                   120,000                180,000
Ramesh Kalluri                 150,000                    60,000                 90,000

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

                                                              Amount and Nature
                         Name and Address of                    of Beneficial      Percent of
  Title of Class           Beneficial Owner                      Ownership(1)       Class (2)
-------------------------------------------------------------------------------------------------
                         Executive Officers and
                               Directors
-------------------------------------------------------------------------------------------------
Common Stock             Jawaharlal Gondi                       7,400,000 (4)         15.6%
($0.001 par value)       400 N. Sam Houston
                         Pkwy E. Suite 205
                         Houston, Texas 77060

-------------------------------------------------------------------------------------------------
Common Stock             Tun Aye Sai                            1,120,000 (5)          2.4%
($0.001 par value)       400 N. Sam Houston
                         Pkwy E. Suite 205
                         Houston, Texas 77060
-------------------------------------------------------------------------------------------------
Common Stock             Bill Jackson (former officer)          1,400,000 (6)          3.0%
($0.001 par value)       400 N. Sam Houston
                         Pkwy E. Suite 205
                         Houston, Texas 77060
-------------------------------------------------------------------------------------------------
Common Stock             Ramesh Kalluri (former officer)          210,000 (7)          < 1%
($0.001 par value)       400 N. Sam Houston
                         Pkwy E. Suite 205
                         Houston, Texas 77060
-------------------------------------------------------------------------------------------------
Common Stock             John Springsteen (former officer)        280,000 (8)          < 1%
($0.001 par value)       400 N. Sam Houston
                         Pkwy E. Suite 205
                         Houston, Texas 77060
-------------------------------------------------------------------------------------------------
Common Stock             Chris Jackson (former officer)           220,000 (9)          < 1%
($0.001 par value)       400 N. Sam Houston
                         Pkwy E. Suite 205
                         Houston, Texas 77060
-------------------------------------------------------------------------------------------------
Common Stock             Directors and Executive               10,630,000             22.4%
($0.001 par value)       Officers as a Group
                         (6 individuals)

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

The following table sets forth certain information concerning the ownership of the Company's Common Stock as of December 11, 2003, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The number of shares listed as beneficially owned in the following table reflect the forward stock split of eighteen-for-one (18-for-1) of the Company's issued and outstanding common stock which became effective on January 1, 2002. As of December 11, 2003, there were 56,056,461 shares of Common Stock issued and outstanding.

                                                         Amount and Nature
                         Name and Address of               of Beneficial      Percent of
  Title of Class          Beneficial Owner                  Ownership(1)       Class (2)
--------------------------------------------------------------------------------------------
                         Executive Officers and
                               Directors
--------------------------------------------------------------------------------------------
Common Stock             Michael McElwrath                   300,100 (3)          < 1%
($0.001 par value)       400 N. Sam Houston
                         Pkwy E. Suite 205
                         Houston, Texas 77060
--------------------------------------------------------------------------------------------
Common Stock             Mark Schaftlein                           0              n/a
($0.001 par value)       400 N. Sam Houston
                         Pkwy E. Suite 205
                         Houston, Texas 77060
--------------------------------------------------------------------------------------------
Common Stock             Jawaharlal Gondi                  7,400,000 (4)         13.2%
($0.001 par value)       400 N. Sam Houston
                         Pkwy E. Suite 205
                         Houston, Texas 77060
--------------------------------------------------------------------------------------------
Common Stock             Tun Aye Sai                       1,120,000 (5)          1.9%
($0.001 par value)       400 N. Sam Houston
                         Pkwy E. Suite 205
                         Houston, Texas 77060
--------------------------------------------------------------------------------------------
Common Stock             Directors and Executive           8,820,100             15.7%
($0.001 par value)       Officers as a Group
                         (4 individuals)

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

      (2) Percentages are based upon the total 56,056,461 outstanding shares of Common Stock combined with the number of shares of Common Stock beneficially owned by each person or entity.

      (3) Includes 300,000 shares which underlie non-qualified options which may currently be exercised.

     (4) Includes 4,000,000 shares of Common Stock owned by the Arthi Trust of which he is the principal beneficial owner of 100% of the voting stock, and 400,000 shares which underlie non-qualified options which may currently be exercised.

     (5) Includes 120,000 shares which underlie non-qualified options which may currently be exercised.

     (6) Includes 400,000 shares which underlie non-qualified options which may currently be exercised.

     (7) Includes 60,000 shares which underlie non-qualified options which may currently be exercised.

     (8) Includes 80,000 shares which underlie non-qualified options which may currently be exercised.

     (9) Includes 120,000 shares which underlie non-qualified options which may currently be exercised.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company formerly sublet its office space in Houston, from December 31, 2001, through May 22, 2003, from a related party.

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

ITEM 14. CONTROLS AND PROCEDURES

         As of March 31, 2003, the conclusions of the Company's principal executive officer and principal financial officer regarding the effectiveness of the Company's disclosure controls and procedures as of December 31, 2002 were as follows:

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the person performing functions similar to that of a Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company's Chief Executive Officer and the person performing functions similar to that of a Chief Financial Officer of the Company concluded that the Company's disclosure controls are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could aignificantly affect internal controls subsequent to the date the Company conducted its evaluation.

         However, as of December 12, 2003, the conclusions of the Company's principal executive officer and principal financial officer regarding the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003 were as follows:

         The newly elected chief executive officer and newly appointed interim chief accounting officer have reviewed the effectiveness of the Company's disclosure controls and internal controls and procedures as of September 30, 2003. These officers identified a weakness related to disclosure controls and procedures. These officers plan to correct these controls and procedures to assure compliance with the certification required by Exhibit 31 of this report. This weakness includes the absence, at present, of a disclosure controls checklist. The certifying officers, working with the Company's auditors, have determined that the Company currently lacks the properly designed internal controls over financial disclosure reporting and is working with the auditors to correct identified weaknesses in the fourth quarter.

         The current disclosure controls and internal controls were designed and implemented before either the new CEO or new interim CAO were employed by the Company. Since September 30, 2003, the Company retained a new CEO on October 13, 2003, and new interim CAO on November 10, 2003. The newly appointed interim CAO and new CEO have communicated with the Company's independent auditors regarding the adequacy of disclosure controls and internal controls to redesign the disclosure controls and internal controls system. The prior CEO and CAO reported on their design and implementation of disclosure controls as of a date within 90 days of June 30, 2003. The new CEO and new interim CAO intend to redesign both the disclosure controls and the internal controls over financial disclosure reporting, or cause such disclosure controls and internal controls over financial reporting to be redesigned under their supervision, to provide reasonable assurance regarding the adequacy of disclosure of material information and the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management expects that their review, to be completed during the fourth quarter of 2003, will significantly improve the disclosure and internal control systems.

         The new CEO and new interim CAO expect that they may need to make changes in disclosure controls and internal controls over financial reporting, but since September 30, 2003, they have not identified, as yet, the changes that may need to be made except as described above.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of December 2003.

                                                    Far East Energy Corporation

                                                   /s/ Michael R. McElwrath
                                                   -----------------------------
                                                   Michael R. McElwrath,
                                                   Chief Executive Officer,
                                                   President and Chairman of the
                                                   Board of Directors

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                           Date

/s/ Michael R. McElwrath    Chief Executive Officer,           December 23, 2003
------------------------    President & Chairman of the
Michael R. McElwrath        Board of Directors


-----------------------
Jawaharlal Gondi            Director                           December 23, 2003

/s/ Tun Aye Sai
-----------------------
Tun Aye Sai                 Director of China Operations       December 23, 2003
                            and Director

/s/ Mark Schaftlein
-----------------------
Mark Schaftlein             Chief Financial Officer            December 23, 2003

                                INDEX TO EXHIBITS

EXHIBIT            PAGE
  NO.               NO.                     DESCRIPTION
--------          -----                     -----------
3(i)              *           Articles of Incorporation of the Company.

3(ii)             *           Bylaws of the Company.

10(i)             *           A December 31, 2002, Plan of Merger by and between Far
                              East Montana, Inc. and Newark Valley Oil & Gas, Inc.

21                29          Subsidiaries of the Company.

31(i)             30          302 Certification of Chief Executive Officer

31(ii)            31          302 Certification of Chief Financial Officer

32(i)             32          906 Certification of Chief Executive Officer

32(ii)            33          906 Certification of Chief Financial Officer

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

                                                                      EXHIBIT 21

                              LIST OF SUBSIDIARIES
                                       OF
                           FAR EAST ENERGY CORPORATION

1. Newark Valley Oil & Gas, Inc. was incorporated in the state of Nevada.

2. Far East Energy (BVI), Inc. was incorporated in the territory of the British Virgin Islands.

                                                                   EXHIBIT 31(i)

                                  CERTIFICATION

     I, Michael R. McElwrath, Chief Executive Officer, certify that:

(1)      I have reviewed this Form 10-KSB of Far East Energy Corporation;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: December 23, 2003

/s/ Michael R. McElwrath
-------------------------
Michael R. McElwrath,
Chief Executive Officer

                                                                  EXHIBIT 31(ii)

                                  CERTIFICATION

     I, Mark Schaftlein, Chief Financial Officer, certify that:

(1)      I have reviewed this Form 10-KSB of Far East Energy Corporation;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: December 23, 2003

/s/ Mark Schaftlein
----------------------------------------
Mark Schaftlein, Chief Financial Officer

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

Dated: December 23, 2003

/s/ Michael R. McElwrath
---------------------------------------------
Michael R. McElwrath, Chief Executive Officer

                                                                  EXHIBIT 32(ii)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the annual report on Form 10-KSB of Far East Energy Corporation (the "Company") for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Mark Schaftlein, Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 23, 2003

/s/ Mark Schaftlein
----------------------------------------
Mark Schaftlein, Chief Financial Officer