Form 10QSB/A
period 2003-03-31
FAR EAST ENERGY CORP
filed 2003-12-24
CIK 1124024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ____________________ to
_____________________.

Commission file number: 0-32455


                           FAR EAST ENERGY CORPORATION
                          ------------------------------
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

                                 (713) 586-1900
                                -----------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

The number of shares outstanding of Registrant's common stock, par value $0.001 ("Common Stock") as of May 18, 2003 was 47,410,500. The number of shares outstanding of Registrant's common stock, par value $0.001 ("Common Stock") as of December 11, 2003 was 56,056,461.

           Transitional Small Business Disclosure Format (check one):

                                 YES [ ] NO [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION .............................................................................3
         Item 1.   Financial Statements ....................................................................3
         Item 2.   Management's Discussion and Analysis and Plan of Operation ..............................4
                   Forward-looking Statements...............................................................4
                   Plan of Operation........................................................................4
                   Results Of Operations....................................................................6
                   Liquidity and Capital Resources .........................................................6
                   Critical Accounting Policies.............................................................8
         Item 3.   Controls and Procedures..................................................................9

PART II - OTHER INFORMATION................................................................................10
         Item 1.   Legal Proceedings.......................................................................10
         Item 2.   Changes in Securities and Use of Proceeds ..............................................10
         Item 4.   Submission of Matters to a Vote of Security Holders.....................................10
         Item 5.   Other Information.......................................................................11
         Item 6.   Exhibits and Reports on Form 8-K .......................................................11

INDEX TO EXHIBITS..........................................................................................13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   FAR EAST ENERGY CORPORATION AND SUBSIDIARY.
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)

                           Consolidated Balance Sheet
                   As of March 31, 2003 and December 31, 2002

                                                                    (U.S.$)           (U.S.$)
                                                                  (unaudited)        (audited)
                                                                    March 31,       December 31,
                                                                      2003             2002
                                                                  -------------    -------------
                                                ASSETS
CURRENT ASSETS

         Cash and cash Equivalents                                $     407,000    $   1,008,000
         Prepaids and other current assets                                   --            1,000
                                                                  -------------    -------------
                  Total current assets                                  407,000        1,009,000
                                                                  -------------    -------------
Property and equipment, net                                              97,000          101,000
Investment in Joint Venture                                                  --           22,000
Intangible Asset                                                        160,000          175,000
Other Assets                                                            301,000          143,000
                                                                  -------------    -------------
TOTAL ASSETS                                                      $     965,000    $   1,450,000
                                                                  =============    =============
                                             LIABILITIES
CURRENT LIABILITIES
         Accounts Payable                                         $     555,000    $     253,000
         Other liabilities                                                 --            250,000
         Total Current Liabilities                                      555,000          503,000
                                                                  -------------    -------------

TOTAL LIABILITIES                                                       555,000          503,000
                                                                  -------------    -------------
                                         STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY (NOTE 4)
         Common stock, $0.001 par value, 500,000,000
           shares authorized, 47,410,500 and 47,350,500
           issued and outstanding at March 31, 2003 and
           December 31, 2002, respectively                               45,000           45,000
         Additional paid in capital                                   3,195,000        3,060,000
         Deficit accumulated during the Development
           Stage                                                     (2,828,000)      (2,156,000)
         Accumulated other comprehensive loss                            (2,000)          (2,000)
                                                                  -------------    -------------
Total Stockholders' Equity                                              410,000          947,000
                                                                  =============    =============
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              965,000        1,450,000
                                                                  =============    =============

          See accompanying notes to consolidated financial statements.

                   FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)

          Consolidated Statements of Operations and Accumulated Deficit

                                      Cumulative
                                        During             For the Three
                                      Development       Month Periods Ended
                                        Stage                March 31,
                                     (unaudited)            (unaudited)
                                    ------------    ----------------------------
                                                        2003            2002
                                                    ------------    ------------
REVENUES

Interest income                     $     13,000    $         --    $         --
Foreign currency exchange
     gain                                  1,000              --              --
                                    ------------    ------------    ------------
TOTAL REVENUES                            14,000              --              --
                                    ------------    ------------    ------------

EXPENSES
Geologic and engineering
    services                             452,000          72,000              --
Other consulting and
    professional services                383,000          87,000              --

Compensation                             838,000         242,000              --

Travel                                   667,000          92,000              --

Legal and accounting                     139,000          68,000              --
General and administrative               326,000          74,000          50,000
Loss on investment in joint
    venture                               22,000          22,000              --
Amortization                              15,000          15,000              --
                                    ------------    ------------    ------------
TOTAL EXPENSES                         2,828,000         672,000          50,000
                                    ------------    ------------    ------------
Net loss for the period               (2,828,000)       (672,000)        (50,000)
Deficit - beginning of period                 --      (2,156,000)        (25,000)
                                    ------------    ------------    ------------
Accumulated deficit - end of
    period                          $ (2,828,000)   $ (2,828,000)   $    (75,000)
                                    ============    ============    ============
Weighted average number of shares
outstanding                                           47,410,500      45,750,000
                                                    ============    ============
Earnings per share - Basic                          $      (0.02)   $      (0.00)
                                                    ============    ============
Earnings per share - Diluted                        $      (0.02)   $      (0.00)
                                                    ============    ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)

                 Consolidated Statement of Stockholders' Equity
                  For the Period from the Date of Incorporation
                (February 4, 2000) to March 31, 2003 (unaudited)



                                            $.001 Par Value                     Deficit
                                             Common Stock                     Accumulated  Accumulated
                                       ------------------------                During the    Other
                              Date of                             Additional    Devel-      Compre-      Compre-        Total
                               Trans-   Number of       Par        Paid-In      opment      hensive      hensive     Stockholders'
                              action     Shares        Value       Capital      Stage         Loss         Loss         Equity
                             --------- -----------  -----------  -----------  -----------  -----------  -----------  -------------
Shares issued                4/00-8/00  40,500,000  $    40,000  $    13,000  $        --  $        --  $        --  $     53,000
Net loss                                        --           --           --      (11,000)          --      (11,000)      (11,000)
                                       -----------  -----------  -----------  -----------  -----------  -----------  ------------
Balance, December 31, 2000              40,500,000  $    40,000  $    13,000      (11,000)          --           --        42,000

Net loss                                        --           --           --      (15,000)          --      (15,000)      (15,000)
                                       -----------  -----------  -----------  -----------  -----------  -----------  ------------

Balance, December 31, 2001              40,500,000       40,000       13,000      (26,000)          --           --        27,000
                              1/24 -
Sale of stock for cash       4/1/02      5,250,500        5,000    3,047,000           --           --           --     3,052,000
Stock issued in connection
  with acquisition in
  process                    12/30/02    1,600,000        2,000    6,718,000           --           --           --     6,720,000

Stock issued subject to
  acquisition completion     12/30/02   (1,600,000)      (2,000)  (6,718,000)          --           --           --    (6,720,000)

Comprehensive loss:

  Net loss                                      --           --           --   (2,130,000)          --   (2,130,000)   (2,130,000)
Other comprehensive loss,
  net of tax:
  Foreign currency
    translation adjustment          --          --           --           --       (2,000)          --       (2,000)       (2,000)
                             --------- -----------  -----------  -----------  -----------  -----------  -----------  ------------
  Total Comprehensive Loss          --          --           --           --           --           --   (2,132,000)           --
                             --------- -----------  -----------  -----------  -----------  -----------  -----------  ------------

Balance, December 31, 2002              45,750,500       45,000    3,060,000   (2,156,000)      (2,000)           0       947,000

Sale of stock for cash          1/9/03      60,000           --      135,000           --           --           --       135,000
Net loss                                        --           --           --     (672,000)          --     (672,000)     (672,000)
Balance, March 31, 2003                 45,810,500  $    45,000  $ 3,195,000  $(2,828,000) $    (2,000)          --  $    410,000
                                       -----------  -----------  -----------  -----------  -----------  -----------  ------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)

                      Consolidated Statement of Cash Flows
       For the Three Month Periods Ended March 31, 2003 and March 31, 2002

                                      Cumulative
                                        During           For the Three Month Periods
                                     Development                  Ended
                                        Stage                    March 31,
                                     (unaudited)               (unaudited)
                                    --------------    --------------------------------
                                                           2003              2002
                                                      --------------    --------------
CASH PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net loss for the period             $   (2,828,000)   $     (672,000)   $      (50,000)
Adjustment to reconcile net loss
    to cash used in operations

Depreciation                                12,000             5,000                --
Amortization                                15,000            15,000                --
Increase in prepaid expense
Increase in accounts payable               555,000           302,000            27,000
                                    --------------    --------------    --------------
Net cash used in operations             (2,246,000)         (350,000)          (23,000)
                                    --------------    --------------    --------------
INVESTING ACTIVITIES
Acquisitions of intangibles and
    other assets                          (477,000)         (150,000)               --
Investments in property and
    equipment                             (108,000)               --                --
Loss on investment in joint
    venture                                     --            22,000                --
                                    --------------    --------------    --------------
Net cash used in investing
    activities                            (585,000)         (136,000)               --
                                    --------------    --------------    --------------
FINANCING ACTIVITIES
Proceeds from the sale of
    common stock                         3,240,000           135,000         3,052,000
Decrease in long term liabilities               --          (250,000)               --
Net cash provided by financing
    activities                                  --          (115,000)        3,052,000
                                    --------------    --------------    --------------
Effect of exchange rate changes
    on cash                                 (2,000)               --                --
Increase (decrease) in cash and
    cash equivalents                       407,000          (601,000)        3,029,000
Cash and cash equivalents -
    beginning of period                          0         1,008,000            43,000
                                    --------------    --------------    --------------
Cash and cash equivalents -
    end of period                   $      407,000    $      407,000    $    3,072,000
                                    ==============    ==============    ==============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)

                 Notes to the Consolidated Financial Statements
           For the Three Month Period Ended March 31, 2003 (unaudited)

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         These financial statements have been prepared in US Dollars in conformity with accounting principles generally accepted in the United States of America.

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

         STOCK OPTIONS

         The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) as amended by Statement of Financial Accounting Standards "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123" (SFAS No.148). Accordingly, no compensation cost for stock options granted has been recognized, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the day of grant.

         Had compensation cost for these plans been determined consistent with the provisions of SFAS No. 123, the Company's stock-based compensation expense, net loss and loss per share would have been adjusted to the following pro forma amounts:

         For the Three Months Ended March 31, 2003

         Net loss:
         As reported                                                             $   659,000
                                                                                 -----------

         Deducts: Total stock-based employee compensation expense
         Determined under intrinsic value method for all awards, net of tax         (252,000)
                                                                                 -----------
         Pro forma net loss                                                      $   911,000
                                                                                 -----------
         Basic loss per share:
                  As reported                                                    $      0.02
                                                                                 -----------
                  Pro forma                                                      $      0.02
                                                                                 -----------
         Diluted loss per share:
                  As reported                                                    $      0.02
                                                                                 -----------
                  Pro forma                                                      $      0.02
                                                                                 -----------

         The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended December 31, 2002: dividend yield at 0%; expected volatility of approximately 50%; risk-free interest rate of 1.4% and expected lives of one to 4 years for the options.

         No stock options were granted during the first three months ended March 31, 2003.

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

3.       GOING CONCERN

         The auditors' opinions with respect to our financial statements for fiscal years 2002 and 2001 contain the qualification that there is substantial doubt about our ability to continue in business as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise substantial funds for use in development activities, and upon the success of the Company's planned exploration and development activities. Since there can be no guarantee of future fundraising success, and since the success of exploratory drilling can never, by definition, be guaranteed, it must be stated that there is substantial doubt about the Company's ability to continue as a going concern. However, management believes that the Company will continue to be successful in raising the funds necessary to explore for gas and, assuming success in those exploratory efforts, to raise the funds necessary for production and development. Management believes that the Company will be able to raise funds sufficient to assure satisfaction of its operating capital needs/plans and financial obligations through December 31, 2004. These funds are anticipated to be raised through a combination of the exercise of warrants issued to investors in conjunction with the Company's private offering which closed on October 7, 2003 and an additional accredited investors offering in the first quarter of next year.

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

4.       COMMON STOCK

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

         AUTHORIZED

         The authorized share capital consists of 500,000,000 shares of common stock with a par value of $0.001.

         ISSUED

         Prior to an 18 for 1 forward stock split, which has been applied retroactively to the financial statements:

                  1,250,000 common shares were issued at $0.002 per share for a consideration of $2,500.

                  1,000,000 common shares were issued at $0.05 per share for a consideration of $50,000.

         Subsequent to an 18 for 1 forward stock split, which has been applied retroactively to the financial statements:

                  5,250,500 common shares were issued at $0.65 per share. Net of expenses associated with the offering, consideration to the Company was $3,052,072. 60,000 common shares were issued at $2.50 per share. Net of expenses associated with the offering, consideration to the Company was $135,000.

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

         As a result of MOFTEC's ratification and approval of the Production Sharing Contract concerning the Enhong and Laochang areas, the Company intends to initially drill five (5) exploration wells as well as eight
         (8) subsequent exploration wells at a later stage.

6.       INVESTMENT IN JOINT VENTURE

         During the first quarter of 2003, Far East Energy notified Panjiang Coal-Electricity (Group) Co. Ltd. that it was terminating the Joint Venture executed on June 5, 2002. The Company has no further obligations to the Joint Venture and is now in the process of dissolving the Joint Venture Company as required by Chinese law. Pursuant to Chinese Law, the joint venture company's board of directors is required to pass a unanimous resolution for dissolution of the joint venture company, and then apply to the Examination and Approval Authority for dissolution of the joint venture company. In connection therewith, the board of directors of the joint venture company must form a Liquidation Committee and have an independent auditor audit the company's accounts. The Liquidation Committee's recommendation report and the audited financial statements must be submitted to the Examination and Approval Authority for approval. The cost for this audit is not expected to exceed $1000. Included in the accompanying consolidated financial statements is a $22,000 loss on investment in joint venture.

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

         On April 25, 2003, the Company received notice that TMP Worldwide, Inc. and Hudson Highland Group Global Resources Management, Inc. ("TMP-Hudson") had filed a lawsuit against it in the 151st Judicial District Court in Harris County, Houston, Texas. TMP-Hudson alleged that, pursuant to contract, TMP-Hudson had transferred all of the employees (only those employees in the United States) of Far East Energy to TMP-Hudson's payroll and then supplied them back to Far East Energy and that Far East Energy had failed to make payment for a portion of these services. This was a "payrolling" or employee leasing arrangement entered into for the purpose of reducing the administrative burden upon the Company's corporate staff caused by the burdens associated with keeping track of payroll, administering benefits, accounting for and paying all proper payroll deductions and taxes, and other miscellaneous associated tasks. On May 19, 2003, TMP filed a motion for nonsuit in connection with a settlement agreement. The settlement of this litigation required our payment of a total of $462,539.00 which was accrued as incurred and represents services received and related benefits. The final required payment due pursuant to the settlement was made on September 3, 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

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

PLAN OF OPERATION

         Through March 31, 2003, the Company's operations have been limited to capital formation, searching for suitable oil and gas prospects to acquire, and acquiring mineral lease interests and planning for the development of properties in China pursuant to our production sharing contracts, which give the Company rights to explore for, develop, produce and sell oil and gas or coalbed methane ("CBM"). In October 2003, however, the Company began drilling its first exploratory CBM well in China.

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

         Our wholly owned subsidiary Far East Montana, Inc. acquired Newark Valley Oil & Gas Inc. ("Newark") as of December 31, 2002 through a merger which was completed on January 21, 2003, when we tendered $100,000 as the first installment on the $600,000 purchase price. The original agreement terms concerning payment and fund raising was amended on June 19, 2003. In the original agreement of the $500,000 balance of the purchase price, $200,000 was to be paid on July 21, 2003, and $300,000 was due to be tendered on January 21, 2004. The merger also required the Company to raise $2,000,000 in financing on or before June 21, 2003. In the Amended Plan of Merger Agreement the due date for the $200,000 payment was extended to September 30, 2003. This was because at the time of the drafting of the Amended Plan of

Merger (May 16, 2003), the Company's anticipated cash-on-hand did not appear to be sufficient to meet all of its payment obligations under the PSCs in China and the Plan of Merger related to its acquisition of leases in Montana. The required $200,000 payment, discounted to $198,000 due to early payment, was timely paid. The requirement to raise $2 million was extended to December 31, 2003 and in all other respects the Plan of Merger Agreement remains unchanged. The deadline for the raising of $2 million was extended because Far East appeared unlikely to raise sufficient financing in time to meet the June 21, 2003 deadline. The Company satisfied this requirement by generating in excess of $5 million in financing through an accredited investors offering that closed on October 7, 2003. Revenue is not expected to be generated from the Montana venture until approximately late 2004 to early 2005.

         On March 19, 2003, the Company entered into a Memorandum of Understanding ("MOU") with a Conoco Phillips' subsidiary, Phillips China Inc., which set forth the terms and conditions of an agreement for the Company to acquire a net undivided forty percent (40%) of Phillips' seventy percent (70%) interest in both the Shouyang PSC and the Qinnan PSC. On July 17, 2003, Far East and Phillips signed two Farmout Agreements on the Qinnan and Shouyang CMB blocks in Shanxi Province, P.R.C. and also signed an Assignment Agreement on the two blocks. These agreements formalized the Company's acquisition of an undivided forty percent (40%) working interest from Phillips' (70%) interest. The breakdown is Far East forty percent (40%), Phillips thirty percent (30%) and China United Coalbed Methane ("CUCBM") thirty percent (30%). The Assignment Agreement has been received by CUCBM and has been submitted for approval by the Ministry of Commerce (The Ministry of Foreign Trade and Economic Cooperation ("MOFTEC") that approved the Yunnan contract has been merged into the Ministry of Commerce).

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

         The Company's auditors' opinions with respect to our financial statements for fiscal years 2002 and 2001 contain the qualification that there is substantial doubt about our ability to continue in business as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise substantial funds for use in development activities, and upon the success of the Company's planned exploration and development activities. Since there can be no guarantee of future fundraising success, and since the success of exploratory drilling can never, by definition, be guaranteed, it must be stated that there is substantial doubt about the Company's ability to continue as a going concern. However, management believes that the Company will continue to be successful in raising the funds necessary to explore for gas and, assuming success in those exploratory efforts, to raise the funds necessary for production and development. Management believes that, through December 31, 2004, the Company will be able to raise funds sufficient to assure satisfaction of its operating capital needs/plans (this would include the drilling of four more exploratory wells on the Enhong-Laochang blocks, and the drilling of three additional exploration wells on the ConocoPhillips tract in addition to the operational activities outlined herein above) and financial obligations through December 31, 2004. These funds are anticipated to be raised through a combination of the exercise of warrants issued to investors in conjunction with the recently completed private offering and an additional accredited investors offering in the first quarter of next year.

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

         We have had no revenue from operations since our inception. Our net loss for the quarter ended March 31, 2003 increased to $672,000, from a net loss of $50,000 for the quarter ended June 30, 2002 as a result of our increased and continued focus on coalbed methane and coal mine methane gas in China and Montana. In the quarter ended March 31, 2003, we incurred of the following expenses, none of which were incurred during the quarter ended March 31, 2002:
$72,000 in geologic and engineering service expenses; $87,000 in other consulting and professional service expenses; $242,000 in compensation expenses; $92,000 in travel expenses; $68,000 in legal and accounting expenses; and $15,000 in amortization expenses. Additionally, our general and administrative expense increased to $74,000 for the quarter ended March 31, 2003, as compared to $50,000 for the quarter ended March 31, 2002. During the quarter ended March 31, 2003, we also realized a $22,000 loss on our investment in a Chinese joint venture we decided to discontinue. All of these increased expenses are due to our beginning to implement development plans as compared to our start up focus in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2003, our cash and cash equivalents were $407,000, as compared to $3,057,000 as of March 31, 2002. The decrease is due to the expenditures made in our planning for exploration, development and production of oil and gas properties.

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

         From April 30, 2003 through October 7, 2003, the Company effected private placement sales of 8,935,960 investment units at $0.65 per unit to approximately ninety-six (96) accredited investors, of whom twelve (12) reside in the United States or are U.S. citizens. Each investment unit consists of one share of common stock and a warrant to purchase one share of Common stock at $1.00, over the next two years. The Warrants may be exercised immediately after issuance until the earlier of (i) two (2) years from the date of the Warrant Agreement, or (ii) the date upon which the Warrants are redeemed by the Company (which may occur at $.01 per share in the event the Company provides at least 30 days prior written notice, the average closing price of the common stock for the 15 days prior to such written notice exceeds $2.00, and the Company limits its redemption to 25% of the Warrant holder's total purchasable shares per month). Total proceeds from the sale of securities were $5,808,374. This private placement was made pursuant to exemptions from registration under Sections 3(b) and 4(2) of the Securities Act of 1933. A commission of ten percent (10%) was paid to the brokers who introduced the Company to these accredited investors, all of whom have had prior business relations with their broker. Net of fees and sales commissions and through the close of the offering on October 7, 2003, we received approximately $5,060,113.

         Our cash position, as of December 17, 2003, is expected to satisfy our operating needs and financial obligations through mid-2004. We anticipate incurring expenses of approximately $800,000 through the first quarter of 2004 associated with exploration and development activities. It is anticipated that significant equipment will be purchased. Additionally in the first quarter of 2004, we expect to (i) provide a $1,000,000 surety bond to ConocoPhillips in connection with the joint exploration and development by the Company and ConocoPhillips of coalbed methane projects in the Shanxi Province in China as well as (ii) incur expenses of approximately $200,000 for the Montana leases. We will pay the remaining $200,000 due to Gulf Coast Oil and Gas and $300,000 due to North American Oil and Gas under the Newark Valley Oil and Gas Merger Agreement.

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

CRITICAL ACCOUNTING POLICIES

         Our accompanying interim financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

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

         Our financial statements and accompanying notes are prepared in conformity with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management's application of accounting policies. Our critical accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes, accounting for environmental matters, and foreign currency translation.

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

         The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) as amended by Statement of Financial Accounting Standards "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123" (SFAS No.148). Accordingly, no compensation cost for stock options granted has been recognized, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the day of grant.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As of May 20, 2003, the conclusions of the Company's principal executive officer and principal financial officer regarding the effectiveness of the Company's disclosure controls and procedures as of March 31, 2003 were as follows:

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

         However, the Company's newly elected chief executive officer and newly appointed interim chief accounting officer reviewed the effectiveness of the company's disclosure controls and internal controls and procedures as of September 30, 2003. These officers identified a weakness related to disclosure controls and procedures. These officers plan to correct these controls and procedures to assure compliance with the certification required by Exhibit 31 of this report. This weakness includes the absence, at present, of a disclosure controls checklist. The certifying officers, working with the Company's auditors, have determined that the Company currently lacks the properly designed internal controls over financial disclosure reporting and is working with the auditors to correct identified weaknesses in the fourth quarter.

         The current disclosure controls and internal controls were designed and implemented before either the new CEO or new interim CAO were employed by the Company. Since September 30, 2003, the Company has retained a new CEO on October 13, 2003, and new interim CAO on November 10, 2003. The newly appointed interim CAO and new CEO have communicated with the Company's independent auditors regarding the adequacy of disclosure controls and internal controls to redesign the disclosure controls and internal controls system. The prior CEO and CAO reported on their design and implementation of disclosure controls as of a date within 90 days of June 30, 2003. The new CEO and new interim CAO intend to redesign both the disclosure controls and the internal controls over financial disclosure reporting, or cause such disclosure controls and internal controls over financial disclosure reporting to be redesigned under their supervision, to provide reasonable assurance regarding the adequacy of disclosure of material information and the reliability of financial disclosure reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management expects that their review, to be completed during the fourth quarter of 2003, will significantly improve the disclosure and internal control systems.

         The new CEO and new interim CAO expect that they may need to make changes in disclosure controls and internal controls over financial disclosure reporting, but since September 30, 2003, they have not identified, as yet, the changes that may need to be made except as described above.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On April 25, 2003, the Company received notice that TMP Worldwide, Inc. and Hudson Highland Group Global Resources Management, Inc. ("TMP-Hudson") had filed a lawsuit against it in the 151st Judicial District Court in Harris County, Houston, Texas. TMP-Hudson alleged that, pursuant to contract, TMP-Hudson had transferred all of the employees (only those employees in the United States) of Far East Energy to TMP-Hudson's payroll and then supplied them back to Far East Energy and that Far East Energy had failed to make payment for a portion of these services. This was a "payrolling" or employee leasing arrangement entered into for the purpose of reducing the administrative burden upon the Company's corporate staff caused by the burdens associated with keeping track of payroll, administering benefits, accounting for and paying all proper payroll deductions and taxes, and other miscellaneous associated tasks. On May 19, 2003, TMP filed a motion for nonsuit in connection with a settlement agreement. The settlement of this litigation required our payment of a total of $462,539.00 which was accrued as incurred and represents services received and related benefits. The final required payment due pursuant to the settlement was made on September 3, 2003.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

                                                            BROKER
          FOR            AGAINST          WITHHELD         NON-VOTES
       23,678,475       --------          --------         ---------

PROPOSAL NO. 2: To approve an amendment to our articles of incorporation to authorize a class of 500,000,000 shares of preferred stock, par value $0.001.

                                                                 BROKER
             FOR             AGAINST          WITHHELD          NON-VOTES
          23,578,47          -------          100,000           ---------

PROPOSAL NO. 3: To ratify an amendment to our bylaws to allow the board of directors to fix, in advance, a record date not more than 60 or less than 10 days before the date of any shareholder meeting as the date as of which shareholders entitled to notice of and to vote at such meetings must be determined.

                                                                   BROKER
                 FOR           AGAINST           WITHHELD         NON-VOTES
             23,478,475        -------           200,000          ---------

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 13 of this Form 10-QSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. We filed a Form 8-K on January 13, 2003, reporting pursuant to Item 5, regarding the Product Sharing Contracts we entered into with the China United Coal Bed Methane Corporation ("CUCBM"). We also filed a Form 8-K on January 15, 2003, reporting pursuant to Item 2, regarding the assets acquired when Far East Montana, Inc. merged with Newark Valley Oil & Gas Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 23rd day of December, 2003.

                                       Far East Energy Corporation



                                         /s/ Michael R. McElwrath
                                       -----------------------------------
                                       Michael R. McElwrath
                                       Chief Executive Officer, President
                                       and Chairman of the Board

                                INDEX TO EXHIBITS

Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.

EXHIBIT NO.      PAGE NO.       DESCRIPTION
-----------      --------       -----------

3(i)                *           Articles of Incorporation (Incorporated by
                                reference from the Company's Form 10-SB, file
                                number 000-32455, filed on March 16, 2001.)

3(ii)               *           Bylaws (Incorporated by reference from the
                                Company's Form 10-SB, file number 000-32455,
                                filed on March 16, 2001.)

31(i)              14           302 Certification of Chief Executive Officer

31(ii)             15           302 Certification of Chief Financial Officer

32(i)              16           906 Certification of Chief Executive Officer

32(ii)             17           906 Certification of Chief Financial Officer

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

                                                                   EXHIBIT 31(i)

                                  CERTIFICATION

         I, Michael R. McElwrath, Chief Executive Officer, certify that:

(1)      I have reviewed this Form 10-QSB of Far East Energy Corporation;

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

Date: December 23, 2003



/s/ Michael R. McElwrath
-------------------------
Michael R. McElwrath
Chief Executive Officer

                                                                  EXHIBIT 31(ii)


                                  CERTIFICATION

         I, Mark Schaftlein, Chief Financial Officer, certify that:

(1)      I have reviewed this Form 10-QSB of Far East Energy Corporation;

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


Date: December 23, 2003

/s/ Mark Schaftlein
Mark Schaftlein
Chief Financial Officer

                                                                   EXHIBIT 32(i)


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the annual report on Form 10-QSB of Far East Energy Corporation (the "Company") for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Michael R. McElwrath, the Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: December 23, 2003


/s/ Michael R. McElwrath
--------------------------
Michael R. McElwrath
Chief Executive Officer

                                                                  EXHIBIT 32(ii)


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the annual report on Form 10-QSB of Far East Energy Corporation (the "Company") for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Mark Schaftlein, Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: December 23, 2003



/s/ Mark Schaftlein
-------------------------
Mark Schaftlein
Chief Financial Officer