Form 10QSB/A
period 2003-06-30
FAR EAST ENERGY CORP
filed 2003-12-24
CIK 1124024

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

Commission file number: 0-32455

                           FAR EAST ENERGY CORPORATION
                        ---------------------------------
                 (Name of Small Business Issuer in Its Charter)


            NEVADA                                             88-0459590
-------------------------------                           ---------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)


        400 N. SAM HOUSTON PARKWAY EAST, SUITE 205, HOUSTON, TEXAS 77060
        ----------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (713) 586-1900
                                ----------------
                (Issuer's Telephone Number, Including Area Code)

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

                                 YES [ ] NO [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION..............................................................3
           Item 1.  Financial Statements....................................................3
           Item 2.  Management's Discussion and Analysis and Plan of Operation .............4
                    Forward-looking Statements .............................................4
                    Plan of Operation ......................................................4
                    Results Of Operations ..................................................6
                    Capital Resources and Liquidity  .......................................7
                    Critical Accounting Policies ...........................................8
           Item 3.  Controls and Procedures ................................................9

PART II - OTHER INFORMATION
           Item 1.  Legal Proceedings .....................................................10
           Item 2.  Changes in Securities and Use of Proceeds   ...........................10
           Item 5.  Other Information......................................................10
           Item 6.  Exhibits and Reports on Form 8-K ......................................11

INDEX TO EXHIBITS..........................................................................12

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   FAR EAST ENERGY CORPORATION AND SUBSIDIARY

                            (formerly EZFoodstop.com)
                          (A Development Stage Company)

                           Consolidated Balance Sheet

                                                                                       June 30,         December 31,
                                                                                         2003              2002
                                                                                      -----------       ------------
                                                                                       (unaudited)
                    ASSETS
CURRENT ASSETS:
          Cash and cash equivalents                                                   $   187,000       $ 1,008,000
          Prepaids and other current assets                                                    --             1,000
                                                                                      -----------       -----------
                Total current assets                                                      187,000         1,009,000
                                                                                      -----------       -----------

Property and equipment, net                                                                87,000           101,000
Investment in joint venture                                                                    --            22,000
Intangible asset                                                                          145,000           175,000
Other assets                                                                              402,000           143,000
                                                                                      -----------       -----------
TOTAL ASSETS                                                                          $   821,000       $ 1,450,000
                                                                                      ===========       ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
          Accounts Payable                                                            $   439,000       $   253,000
          Other liabilities                                                                    --           250,000
          Notes payable                                                                   125,000                --
                                                                                      -----------       -----------
                Total Current Liabilities                                                 564,000           503,000
                                                                                      -----------       -----------

COMMITMENTS AND CONTINGENCIES                                                                  --                --

STOCKHOLDERS' EQUITY, per accompanying statements: Common stock, $0.001 par value, 500,000,000 shares authorized; 48,212,500 and 47,350,500 issued and outstanding at June 30, 2003
          and December 31, 2002, respectively                                              47,000            45,000
          Additional paid in capital                                                    3,714,000         3,060,000
          Deficit accumulated during the development stage                             (3,502,000)       (2,156,000)
          Accumulated other comprehensive loss                                             (2,000)           (2,000)
                                                                                      -----------       -----------
                Total stockholders' equity                                                257,000           947,000
                                                                                      -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $   821,000       $ 1,450,000
                                                                                      ===========       ===========

          See accompanying notes to consolidated financial statements.

                   FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)

          Consolidated Statement of Operations and Accumulated Deficit
                       For the Six Months and Three Months
              Ended June 30, 2003 (unaudited) and 2002 (unaudited)


                                                    Cumulative         For the Six Month           For the Three Month
                                                      During              Period Ended                 Period Ended
                                                   Development              June 30,                     June 30,
                                                      Stage           2003          2002           2003           2002
                                                   ------------   ------------   ------------   ------------   ------------
REVENUES
       Interest income                             $     14,000   $      1,000   $         --   $      1,000   $         --
       Foreign currency exchange gain                     1,000             --             --             --             --
                                                   ------------   ------------   ------------   ------------   ------------
            Total revenues                               15,000          1,000             --          1,000             --

EXPENSES
Geologic and engineering services                       645,000        265,000         75,000        193,000         75,000
Other consulting and professional services              400,000        124,000        117,000         37,000        117,000
Compensation                                          1,099,000        503,000        171,000        261,000        171,000
Travel                                                  756,000        181,000        141,000         89,000        141,000
Legal and accounting                                    192,000        121,000         71,000         53,000         71,000
General and administrative                              374,000        102,000         84,000         28,000         35,000
Loss on investment in joint venture                      22,000         22,000             --             --             --
Amortization                                             29,000         29,000             --         14,000             --
                                                   ------------   ------------   ------------   ------------   ------------

Net loss for the period                              (3,502,000)    (1,346,000)      (659,000)      (674,000)      (610,000)
Deficit - beginning of period                                --     (2,156,000)       (26,000)    (2,828,000)       (75,000)
                                                   ------------   ------------   ------------   ------------   ------------

Accumulated deficit - end of period                $ (3,502,000)  $ (3,502,000)  $   (685,000)  $ (3,502,000)  $   (685,000)
                                                   ============   ============   ============   ============   ============

Weighted average number of shares outstanding                       45,892,634     45,750,500     45,750,500     45,750,500
                                                                  ============   ============   ============   ============
Loss per share - Basic                                            $       0.03   $       0.02   $       0.02   $       0.01
                                                                  ============   ============   ============   ============

Loss per share - Diluted                                          $       0.03   $       0.02   $       0.02   $       0.01
                                                                  ============   ============   ============   ============



          See accompanying notes to consolidated financial statements.

                   FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)

                 Consolidated Statement of Stockholders' Deficit
       For the Period from the Date of Incorporation (February 4, 2000) to
                            June 30, 2003 (unaudited)

                                                                                   Deficit
                                                    Par Value                    Accumulated   Accumulated                  Total
                                                   Common Stock      Additional   During the      Other                Stockholders'
                                    Date of     Number of      Par     Paid-in    Development Comprehensive Comprehensive  Equity
                                   Transaction   Shares       Value    Capital      Stage          Loss          Loss       U.S.$
                                   ------------------------------------------------------------------------------------------------
Shares issued                      4/00 - 8/00   40,500,000  $ 40,000   $  13,000   $     -                              $   53,000
Net loss                                                  -         -           -   (11,000)          -             -       (11,000)
                                                 ----------  ---------  ----------  ---------     ---------   ---------- -----------
Balance December 31, 2000                        40,500,000    40,000      13,000   (11,000)                                 42,000
Net loss                                                  -         -           -   (15,000)          -             -       (15,000)
                                                 ----------  ---------  ----------  ---------     ---------   ----------  ----------
Balance December 31, 2001                        40,500,000    40,000      13,000   (26,000)          -                      27,000

Sales of stock for cash           1/24 - 4/1/02   5,250,500     5,000   3,047,000                                         3,052,000
Stock issued in connection with
acquisition in process             12/30/2002     1,600,000     2,000   6,718,000                                         6,720,000
Stock issued subject to
acquisition completion             12/30/2002    (1,600,000)   (2,000) (6,718,000)                                       (6,720,000)
Comprehensive income:
      Net loss                                                                    (2,130,000)         -     $(2,130,000) (2,130,000)
      Other comprehensive income,
      net of tax:
      Foreign currency translation
      adjustment                                         -          -           -          -     (2,000)         (2,000)     (2,000)
                                                 ----------    -------- ---------  -----------  -----------  ------------  ---------
Total comprehensive loss                                                                                    $ (2,132,000)
                                                                                                            ==============
Balance, December 31, 2002                      45,750,500     45,000   3,060,000 (2,156,000)    (2,000)                    947,000

Sales of stock for cash          1/9 - 6/23/03     862,000      2,000     654,000                                           656,000
Comprehensive income:
      Net loss                                           -          -           - (1,346,000)         -       (1,346,000)(1,346,000)
                                                 ----------   -------- ---------- ------------  ------------  ----------- ----------
                                                         -          -           -          -          -      $(1,346,000)
                                                                                                             ==============
Total comprehensive loss
Balance, June 30, 2003                          46,612,500   $ 47,000 $3,714,000 $(3,502,000)  $ (2,000)                 $  257,000
                                               ============= ======== ========== ============  ============              ===========





         See accompanying notes to consolidated financial statements.
                                      F-3

                   FAR EAST ENERGY CORPORATION AND SUBSIDIARY

                            (formerly EZFoodstop.com)
                          (A Development Stage Company)

                      Consolidated Statement of Cash Flows

                                                            Cumulative             For the Six Month
                                                              During                Periods Ended
                                                            Development                June 30,
                                                              Stage              2003               2002
                                                            (unaudited)      (unaudited)        (unaudited)
                                                           ------------      ------------      ------------
USES OF CASH
OPERATING ACTIVITIES:
         Net loss                                          $ (3,502,000)     $ (1,346,000)     $   (659,000)
         Adjustment to reconcile net loss to cash
            used in operations:
            Depreciation                                         21,000            14,000                --
            Amortization                                         29,000            29,000
            Increase in prepaid expense                              --             1,000                --
            Increase in accounts payable                        439,000           187,000            55,000
                                                           ------------      ------------      ------------
         Net cash used in operations                         (3,013,000)       (1,115,000)         (604,000)

INVESTING ACTIVITIES:
         Acquisition of intangibles                            (598,000)         (259,000)               --
         Investments in property and equipment                 (108,000)               --           (23,000)
         Loss on investment in joint venture                     22,000            22,000                --
                                                           ------------      ------------      ------------
                                                               (684,000)         (237,000)          (23,000)

FINANCING ACTIVITIES:
         Net proceeds from the sale of common stock           3,761,000           656,000         3,052,000
         Decrease in other liabilities                               --          (250,000)               --
         Increase in notes payable                              125,000           125,000                --
                                                           ------------      ------------      ------------
                                                              3,886,000           531,000         3,052,000
                                                           ------------      ------------      ------------

Effect of exchange rate changes on cash                          (2,000)               --                --

Increase (decrease) in cash and cash equivalents                187,000          (821,000)        2,425,000
Cash and cash equivalents - beginning of period                      --         1,008,000            27,000
                                                           ------------      ------------      ------------
Cash and cash equivalents - end of period                  $    187,000      $    187,000      $  2,452,000
                                                           ============      ============      ============

NON-CASH TRANSACTIONS
         Acquisition of contract rights                    $ 11,134,000      $ 11,134,000      $         --
                                                           ============      ============      ============


          See accompanying notes to consolidated financial statements.

                   FAR EAST ENERGY CORPORATION AND SUBSIDIARY

                            (formerly EZFoodstop.com)
                          (A Development Stage Company)

                 Notes to the Consolidated Financial Statements
            For the Six Month Period Ended June 30, 2003 (unaudited)

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

     The Company's United States office is located in Houston, Texas, and as of August 19, 2003 the Company had offices in the Yunnan and Guizhou Provinces of the People's Republic of China, specifically in the cities of Guiyang and Panjiang, Guizhou Province and the city of Kunming, Yunnan Province. The Company is in its development stage and to date its activities have been limited to initial organization, capital formation, CBM well drill planning, and CMM production planning.

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

     Had compensation cost for these plans been determined consistent with the provisions of SFAS No. 123, the Company's stock-based compensation expense, net loss and loss per share would have been adjusted to the following pro forma amounts:

                                                                 For the Six      For the Three
                                                                 Months Ended     Months Ended
                                                                   June 30,         June 30,
                                                                     2002             2002
                                                                 ------------     -------------
Net loss:
As reported                                                      $  (659,000)     $  (610,000)
Deducts: Total stock-based employee compensation expense
determined under intrinsic value method for
all awards, net of tax                                              (252,000)              --
                                                                 -----------      -----------
Pro forma net loss                                               $  (911,000)     $  (610,000)
                                                                 ===========      ===========

Basic loss per share:
                         As reported                             $      0.02      $      0.01
                         Pro forma                                      0.02             0.01
Diluted loss per share:
                         As reported                             $      0.02      $      0.01
                         Pro forma                                      0.02             0.01


     The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended December 31, 2002: dividend yield at 0%; expected volatility of approximately 50%; risk-free interest rate of 1.4% and expected lives of one to 4 years for the options.

     No stock options were granted during the first six months ended June 30, 2003.

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

     Foreign translation resulted in an aggregate exchange loss of $2,000 in 2002.

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

6.   INVESTMENT IN JOINT VENTURE

     During the first quarter of 2003, Far East Energy notified Panjiang Coal-Electricity (Group) Co. Ltd. that it was terminating the Joint Venture executed on June 5, 2002. The Company has no further obligations to the Joint Venture and is now in the process of dissolving the Joint Venture Company as required by Chinese law. Pursuant to Chinese Law, the joint venture company's board of directors is required to pass a unanimous resolution for dissolution of the joint venture company, and then apply to the Examination and Approval Authority for dissolution of the joint venture company. In connection therewith, the board of directors of the joint venture company must form a Liquidation Committee and have an independent auditor audit the company's accounts. The Liquidation Committee's recommendation report and the audited financial statements must be submitted to the Examination and Approval Authority for approval. The cost for this audit is not expected to exceed $1000. The accompanying consolidated financial statements include a loss on investment in joint venture of $22,000.

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

     In order to facilitate further Company financing, IGF serves as a trustee for various funds raised by the Company in Europe pursuant to an April 25, 2003 Trust Agreement. Additionally, pursuant to a June 3, 2003 Trust Agreement IGF also solicits investors on behalf of the Company. The Company owns no interest in IGF, and IGF has informed us that it does not own any of our securities.

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

     On April 25, 2003, the Company received notice that TMP Worldwide, Inc. and Hudson Highland Group Global Resources Management, Inc. ("TMP-Hudson") had filed a lawsuit against it in the 151st Judicial District Court in Harris County, Houston, Texas. TMP-Hudson alleged that, pursuant to contract, TMP-Hudson had transferred all of the employees (only those employees in the United States) of Far East Energy to TMP- Hudson's payroll and then supplied them back to Far East Energy and that Far East Energy had failed to make payment for a portion of these services. This was a

     "payrolling" or employee leasing arrangement entered into for the purpose of reducing the administrative burden upon the Company's corporate staff caused by the burdens associated with keeping track of payroll, administering benefits, accounting for and paying all proper payroll deductions and taxes, and other miscellaneous associated tasks. On May 19, 2003, TMP filed a motion for nonsuit in connection with a settlement agreement. The settlement of this litigation required our payment of a total of $462,539.00 which was accrued in the accompanying financial statements. The final required payment due pursuant to the settlement was made on September 3, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. . Although all such forward-looking statements are accurate and complete as of this filing, we cannot predict whether the statements will ultimately be accurate and consequently do not assume responsibility for the ultimate accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results. The management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes herein.

PLAN OF OPERATION

     Through June 30, 2003, the Company's operations have been limited to capital formation, searching for suitable oil and gas prospects to acquire, and acquiring mineral lease interests and planning for the development of properties in China pursuant to our production sharing contracts, which give the Company rights to explore for, develop, produce and sell oil and gas or coalbed methane ("CBM"). In October 2003, however, the Company began drilling its first exploratory CBM well in China.

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

     Business operations in China and the United States will continue to increase our expenses and, if such operations are successful, our revenues. We are moving forward in the natural gas industry in China by virtue of the ratification of the Production Sharing Contract to explore, develop, produce and sell coal bed meth gas in the Enhong and Laochang areas, and the acquisition of undeveloped oil and gas rights and interests in the state of Montana, and the ConocoPhillips Farmout Agreement in Shanxi Province.

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

     We have had no revenue from operations since our inception. Our net loss for the quarter ended June 30, 2003 increased to $674,000, from a net loss of $610,000 for the quarter ended June 30, 2002 as a result of our increased and continued focus on exploring and planning the development, extraction, and hopefully sales of coalbed methane and coal mine methane gas in China and Montana. In the quarter ended June 30, 2003, we incurred of the following expenses: $193,000 in geologic and engineering service expenses, as compared to $75,000 for the same period in 2002; $37,000 in other consulting and professional service expenses, as compared to $117,000 for the same period in 2002; $261,000 in compensation expenses, as compared to $171,000 for the same period in 2002; $89,000 in travel expenses, as compared to $141,000 for the same period in 2002; and $53,000 in legal and accounting expenses, as compared to $71,000 for the same period in 2002. Finally, our general and administrative expense increased to $28,000 for the quarter ended June 30, 2003, as compared to $35,000 for the quarter ended June 30, 2002.

     Our operating loss increased to $1,346,000 for the six months ended June 30, 2003 as compared to $659,000 for the same period in 2002, as we experienced increases in expenses relating to our ongoing exploration of oil, gas, and mineral properties. Our geological and engineering services expense for the six months ended June 30, 2003 was $265,000, as compared to $75,000 for the same period in 2002. The compensation expenses for the six months ended June 30, 2003 were $503,000 as compared to $171,000 for the same period in 2002. Our travel expenses for the six months ended June 30, 2003 increased to $181,000, as compared to $141,000 for the same period in 2002. Legal and accounting expenses increased to $121,000 for the six months ended June 30, 2003, as compared to $71,000 for the same period in 2002. Our general and administrative expenses increased to $102,000 during the six months ended June 30,

2003, as compared to $84,000 for the same period in 2002. These increased expenses are also due to our beginning to implement development plans as compared to our start up focus in 2002.

CAPITAL RESOURCES AND LIQUIDITY

     As of June 30, 2003, our cash and cash equivalents were $187,000, as compared to $1,008,000 as of December 31, 2002. The decrease is due to the expenditures made in our acquisition of oil and gas properties and exploration rights.

     During the six months ended June 30, 2003, we issued 60,000 shares of Common Stock at $2.50 per share to a group of accredited entities for a total offering price of $150,000. Additionally, from April 30, 2003 through October 7, 2003, the Company effected private placement sales of 8,935,960 investment units at $0.65 per unit to approximately ninety-six (96) accredited investors, of whom twelve (12) reside in the United States or are U.S. citizens. Each investment unit consists of one share of common stock and a warrant to purchase one share of Common stock at $1.00, over the next two years. Total proceeds from the sale of securities were $5,808,374. A commission of ten percent (10%) was paid to the brokers who introduced the Company to these accredited investors. Net of fees and sales commissions and through the close of the offering on October 7, 2003, we received approximately $5,060,113.

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

ITEM 3. CONTROLS AND PROCEDURES

     As of August 18, 2003, the conclusions of the Company's principal executive officer and principal financial officer regarding the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003, were as follows:

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

     The current disclosure controls and internal controls were designed and implemented before either the new CEO or new interim CAO were employed by the Company. Since September 30, 2003, the Company retained a new CEO on October 13, 2003, and new interim CAO on November 10, 2003. The newly appointed interim CAO and new CEO have communicated with the Company's independent auditors regarding the adequacy of disclosure controls and internal controls to redesign the disclosure controls and internal controls system. The prior CEO and CAO reported on their design and implementation of disclosure controls as of a date within 90 days of June 30, 2003. The new CEO and new interim CAO intend to review and, if necessary, redesign both the disclosure controls and the internal controls over financial disclosure reporting, or cause such disclosure controls and internal controls over financial disclosure reporting to be redesigned under their supervision, to provide reasonable assurance regarding the adequacy of disclosure of material information and the reliability of financial disclosure reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management expects that their review, to be completed during the fourth quarter of 2003, will significantly improve the disclosure and internal control systems.

     The new CEO and new interim CAO expect that they may need to make changes in disclosure controls and internal controls over financial disclosure reporting, but since September 30, 2003, they have not identified, as yet, the changes that may need to be made except as described above.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On April 25, 2003, the Company received notice that TMP Worldwide, Inc. and Hudson Highland Group Global Resources Management, Inc. ("TMP-Hudson") had filed a lawsuit against it in the 151st Judicial District Court in Harris County, Houston, Texas. TMP-Hudson alleged that, pursuant to contract, TMP-Hudson had transferred all of the employees (only those employees in the United States) of Far East Energy to TMP- Hudson's payroll and then supplied them back to Far East Energy and that Far East Energy had failed to make payment for a portion of these services. This was a "payrolling" or employee leasing arrangement entered into for the purpose of reducing the administrative burden upon the Company's corporate staff caused by the burdens associated with keeping track of payroll, administering benefits, accounting for and paying all proper payroll deductions and taxes, and other miscellaneous associated tasks. On May 19, 2003, TMP filed a motion for nonsuit in connection with a settlement agreement. The settlement of this litigation required our payment of a total of $462,539.00 which was accrued in the accompanying financial statements. The final required payment due pursuant to the settlement was made on September 3, 2003.

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

ITEM 5 OTHER INFORMATION

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

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 23rd day of December, 2003.


                                             Far East Energy Corporation

                                             /s/ Michael R. McElwrath
                                             ----------------------------
                                             Michael R. McElwrath
                                             Chief Executive Officer

                                INDEX TO EXHIBITS

Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.

EXHIBIT   PAGE    DESCRIPTION
 NO.       NO.
3(i)       *    Articles of Incorporation (Incorporated by reference from the
                Company's Form 10-SB, file number 000-32455, filed on March 16,
                2001.)

3(ii)      *    Bylaws (Incorporated by reference from the Company's Form 10-SB, file number 000-32455, filed on March 16, 2001.)

10.1      13    Memo of Understanding with Phillips China Inc.

10.2      18    Farmout Agreement-Qinnan

10.3      32    Farmout Agreement-Shouyang

10.4      45    Assignment Agreements on the Qinnan CMB blocks

10.5      47    Assignment Agreements on the Shouyang CMB blocks

31(i)     49    302 Certification of Chief Executive Officer

31(ii)    50    302 Certification of Chief Financial Officer

32(i)     51    906 Certification of Chief Executive Officer

32(ii)    52   906 Certification of Chief Financial Officer



* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

                                                                    EXHIBIT 10.1

                           MEMORANDUM OF UNDERSTANDING

This Memorandum of Understanding ("MOU") is entered into this 18th day of March 2003, by and between Phillips China Inc., a corporation organized and existing under the laws of the State of Delaware, U.S.A., with its principal office at 600 North Dairy Ashford Road, Houston Texas 77079 (hereinafter referred to as "PHILLIPS"), and Far East Energy Corporation, a corporation organized and existing under the laws of the State of Nevada, U.S.A., 400 N. Sam Houston Parkway East, Suite 205, Houston, Texas 77060 (hereinafter referred to as "FEEC"); each company is individually referred to as a "Party" and they are collectively referred to as the "Parties."

WHEREAS, PHILLIPS is the owner of a seventy percent (70%) Participating Interest in and under both the Shouyang PSC and the Qinnan PSC;

WHEREAS, the seventy percent (70%) Participating Interest in and under both the Shouyang PSC and the Qinnan PSC is responsible for and shall bear one hundred (100%) percent of the exploration costs required for the Exploration Operations as set forth in the Shouyang PSA and in the Qinnan PSC; and

WHEREAS, PHILLIPS wishes to transfer and assign a net undivided forty percent (40%) Participating Interest in and under the PSCs to FEEC for the consideration recited herein and on the terms and conditions set out herein;

WHEREAS, FEEC wishes to purchase and receive the assignment of such net undivided forty percent (40%) Participating Interest in and under the PSCs on the terms and conditions set out herein; and

WHEREAS, the Parties desire to set forth some of the terms and conditions that will apply to the possible exercise of pre-emption rights by CUCBM, as well as some of the commercial terms and conditions that will be included in the Farmout Agreements;

NOW THERFORE, the Parties hereby agree as follows:

Clause 1.         Definitions

1.1 In this MOU, the terms set forth below shall have the meanings as defined herein. Otherwise, the capitalized terms used herein shall have the same meanings as are contained the PSCs.

                  1.1.1 "Farmout Agreements" means the Farmout Agreement to be entered into for the assignment under the Qinnan PSC and the Farmout Agreement to be entered into for the assignment under the Shouyang PSC, as described in Clause 3 below.

                  1.1.2 "JOAs" means the Joint Operating Agreements to be entered into by PHILLIPS and FEEC in connection with the CBM Operations to be conducted in the Contract Areas under the PSCs.

                  1.1.3 "Participating Interest" means a net undivided interest in and under the Qinnan PSC and the Shouyang PSC;

                  1.1.4 "PSCs" means the Qinnan PSC and the Shouyang PSC.

                  1.1.5 "Qinnan PSC" means the Production Sharing Contract for the Exploitation of Coalbed Methane Resources for the Qinnan Area between China United Coalbed Methane Corporation Ltd. ("CUCBM") and PHILLIPS, dated April 16, 2002.

                  1.1.6 "Shouyang PSC" means the Production Sharing Contract for the Exploitation of Coalbed Methane Resources for the Shouyang Area between CUCBM and PHILLIPS, dated April 16, 2002.

Clause 2.         Purpose

         The purpose of this MOU is to set forth some of the basic terms and conditions that have been agreed upon by the Parties in the process of discussing the farmout opportunity. The Parties intend for this MOU to serve as the basis for entering into negotiations and to indicate their willingness to attempt to reach final agreement, subject to final management and board approval, the satisfactory completion of any applicable due diligence, and the negotiation of the terms of mutually acceptable Farmout Agreements.

Clause 3.         Farmout Agreements

         3.1 Subject to reaching final agreement on all of the terms and conditions, the Parties intend to enter into the following Farmout Agreements:

                  3.1.1 Qinnan Farmout Agreement between PHILLIPS and FEEC whereby PHILLIPS will transfer and assign to FEEC a net undivided forty percent (40%) Participating Interest in the Qinnan PSC, and other assets and agreements related thereto; and

                  3.1.2 Shouyang Farmout Agreement between PHILLIPS and FEEC whereby PHILLIPS will transfer and assign to FEEC a net undivided forty percent (40%) Participating Interest in the Shouyang PSC and other assets and agreements related thereto.

         3.2 The Parties agree that the following commercial issues will be contained in each of the Farmout Agreements:

                  3.2.1 PHILLIPS will assign to FEEC a net undivided forty percent (40%) Participating Interest in and under the PSCs, and PHILLIPS will retain a net undivided thirty percent (30%) Participating Interest, which shall be a carried interest for which FEEC shall be responsible to fund, in addition to CUCBM's thirty percent (30%) carried interest. In addition, PHILLIPS will use its best efforts to obtain CUCBM's approval of the transfer of operatorship to FEEC such that FEEC will be named the Operator under Article 8 of the PSCs. If, however, CUCBM does not approve the transfer of operatorship, PHILLIPS will have the right to terminate this MOU and the Farmout Agreements without any further obligations to FEEC.

                  3.2.2 PHILLIPS shall use its best efforts to obtain an extension of the current phase one Exploration Period from CUCBM to allow FEEC adequate time to test the Qinnan Block wells. The extension period requested shall be for six (6) months, beginning on July 1, 2003, it being understood that, based on CUCBM's practice, the term of the phase two of Exploration will be reduced by six (6) months as a result of the extension of phase one.

                  3.2.3 FEEC shall provide PHILLIPS with a work performance guarantee covering all aspects of FEEC's performance under the PSCs and the Farmout Agreements, which guarantee must be satisfactory to PHILLIPS in its sole opinion.

                  3.2.4 In connection with the fracture stimulation and production testing that is required for the three (3) exploration wells that have been drilled by PHILLIPS under the Qinnan PSC in the eastern portion of the Qinnan Block (QN 001, QN 002 and QN 003), FEEC will pay one hundred percent (100%) of such stimulation and testing costs. It is understood and agreed that PHILLIPS temporarily abandoned such wells and FEEC must permanently plug and abandon such wells in accordance with applicable PRC regulations if FEEC terminates the PSCs.

                  3.2.5 Upon the satisfactory completion of the fracture stimulation and production testing referred to in paragraph 1 above, FEEC shall have the option to give notice to extend into the second phase of Exploration. If FEEC exercises such option, FEEC shall pay one hundred percent (100%) of the second phase of Exploration costs to drill three (3) additional wells (with a minimum footage of 2,100 meters at an approximate cost of US$1,050,000). In such event, PHILLIPS shall retain its carried net undivided thirty percent (30%) Participating Interest through the second phase of Exploration. It is contemplated that CUCBM will retain its thirty percent (30%) Participating Interest, which is carried for the entire Exploration Period as provided under the PSCs. In addition, FEEC will reimburse PHILLIPS in full for the market value of the entire inventory of equipment, parts and supplies that were purchased in connection with the Operations under the PSCs.

                  3.2.6 As of the effective date of the Farmout Agreements and continuing through phase one and phase two, FEEC will be responsible for paying one hundred percent (100%) of the costs relating to CUCBM's Joint Management Committee salary fees, training fees, exploration fees, and assistance fees as outlined in the PSCs. Such obligation will, as long as FEEC continues to be a contractor party under the PSCs.

                  3.2.7 After fulfilment of the phase two of Exploration (the drilling and testing of the 3 additional wells), PHILLIPS shall have the option to elect to either retain its carried net undivided thirty percent (30%) Participating Interest, or take a five percent (5%) overriding royalty interest ("ORRI") on the Contractor's overall Participating Interest share under the PSCs, which may also be viewed as a five percent (5%) share of the Contractor's share of gross revenues from sales of CBM). The ORRI will be capped at five percent (5%) of the current Contractor's seventy percent (70%) Participating Interest, or a three and a half percent (3.5%) ORRI on a one hundred percent (100%) Participating Interest basis. In the event that CUCBM elects to participate at a level less than a net undivided thirty percent (30%) Participating Interest, or not to participate in the development of a CBM Field at all, PHILLIPS' ORRI shall remain capped at five percent (5%) on a seventy percent (70%) Participating Interest share basis, or three and a half percent (3.5%) on a one hundred percent (100%) Participating Interest basis.

                  3.2.8 PHILLIPS shall provide FEEC unfettered access to data collected during their CBM screening assessment, drilling and reconnaissance program. FEEC is responsible for the copying and shipping costs.

                  3.2.9 FEEC shall provide PHILLIPS with all data collected from the fracture stimulation and production testing of wells QN 001, QN 002 and QN 003 wells, and any other data collected from any subsequent operations.

                  3.2.10 PHILLIPS shall retain at least one position on the Joint Management Committees established under the PSCs.

Clause 4.         Pre-emption

         The Parties agree that:

         4.1 In the event that any pre-emption rights are exercised by CUCBM under Article 22.2 of the PSCs for one (1) of the Farmout Agreements covered by this MOU, then FEEC shall have the right and option, to be exercised within ten
(10) business days after receiving written notice of such exercise from PHILLIPS, to either terminate the Farmout Agreements and this MOU, or maintain the Farmout Agreement for which such pre-emption rights have not been exercised and this MOU to the extent that FEEC desires to complete and close the Farmout Agreement for which pre-emption rights have not been exercised. For the avoidance of doubt, in the event that pre-emption rights are exercised for both of the Farmout Agreements, the Farmout Agreements and this MOU shall terminate automatically.

         4.2 In the event that FEEC terminates the Farmout Agreements and this MOU, or if they terminate automatically, then FEEC undertakes that if it submits a new offer for the Participating Interests being assigned under the Farmout Agreements at a later date, the value of that offer will be no less than that of the original value set forth in Clause 5 below, using the same Effective Date as defined in the Farmout Agreements. This condition shall be effective for a period of one (1) year from the date hereof.

Clause 5.         Taxes

         5.1 The Parties agree that FEEC shall be responsible for the payment of any stamp duty and taxes that may be applicable to the transfer and assignment of the Participating Interests to FEEC. The Parties agree that they will enter into a side letter agreement to implement this Clause 6, rather than including it in the Farmout Agreements.

Clause 6.         Negotiations, Signing, Effect of MOU and Termination

         6.1 The Parties agree to conduct negotiations in good faith in order to attempt to reach final agreement on the Farmout Agreements. The Parties further agree to use all reasonable efforts to complete such negotiations and sign the Farmout Agreements on or before May 1, 2003.

         6.2 In addition, the Parties agree that if they are unable to reach mutual agreement on the final terms and conditions of the Farmout Agreements, they shall have no further obligations under this MOU and this MOU shall terminate on the date stipulated in sub-Clause 6.3 below.

         6.3 This MOU shall continue in effect until the Completion Date, which will be defined in the Farmout Agreements, and shall be superseded by the Farmout Agreements upon the occurrence of the Completion Date. However, if the Farmout Agreements are not signed by the close of business on July 1, 2003, then this MOU shall be automatically terminated and the Parties shall have no further obligations and no liabilities hereunder.

Clause 7.         Confidentiality

         7.1 Each Party shall keep confidential and shall not disclose to third parties the terms and conditions of this MOU and the Farmout Agreements contemplated hereunder, as well as all information and data it may acquire or receive under or in connection therewith.

Clause 8.         Governing Law and Arbitration

         8.1 This Agreement shall be governed by and construed in accordance with the laws of the State of Texas, U.S.A., excluding any choice of law rules that would refer any matter hereunder to the laws of another jurisdiction.

         8.2 Any dispute arising out of or relating to this MOU, including any question regarding its existence, validity or termination, shall be finally settled before three (3) arbitrators, one to be appointed by each Party and the two so appointed shall appoint the third arbitrator in accordance with the Arbitration Rules of the American Arbitration Association. If the two arbitrators do not agree to the appointment of the third arbitrator then the appointing authority shall be the American Arbitration Association in New York City, New York. Any award of the arbitrators shall be final and binding on the Parties, and judgment upon such award may be entered in any court having jurisdiction thereof. The place of arbitration shall be Houston, Texas. A dispute shall be deemed to have arisen when either Party notifies the other Party in writing to that effect.

Clause 9.  General

         9.1 No amendment to or modification of any provision of this MOU shall be binding unless executed in writing by the authorised representatives of each Party.

         9.2 No waiver by either Party of any breach of a provision of this MOU shall be binding unless made expressly in writing. Any such waiver shall relate only to the breach to which it expressly relates and shall not apply to any subsequent or other breach.

         9.3 This MOU represents the entire agreement between the Parties and supersedes all prior negotiations, proposals, statements of intent, understandings and agreements relating to the subject matter hereof.

IN WITNESS WHEREOF, this MOU has been signed in duplicate originals by the duly authorities representatives of the Parties on the date first written above.

PHILLIPS CHINA INC.

By:      /s/ S.M. Park
--------------------------
Name:    S.M. Park
Title:   Vice President

FAR EAST ENERGY CORPORATION

By:      /s/ Bill A. Jackson
------------------------------
Name:    Bill A. Jackson
Title:   President and COO

                                                                    EXHIBIT 10.2

                         FARMOUT AGREEMENT - QINNAN PSC

                                     BETWEEN

                               PHILLIPS CHINA INC.

                                       AND

                           FAR EAST ENERGY CORPORATION

                                      DATED

                                  JUNE 17, 2003

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
ARTICLE 1.......................................................................................................i
      1.0 Definitions...........................................................................................i

ARTICLE 2......................................................................................................ii
      2.0 Term/Effectiveness...................................................................................ii

ARTICLE 3......................................................................................................ii
      3.0 Agreement to Assign..................................................................................ii

ARTICLE 4.....................................................................................................iii
      4.0 Approval of Assignment..............................................................................iii

ARTICLE 5.....................................................................................................iii
      5.0 Representations and Warranties......................................................................iii

ARTICLE 6......................................................................................................iv
      1.0 Obligations of the Parties...........................................................................iv

ARTICLE 7......................................................................................................vi
      7.0 Pre-emption/Conflicts................................................................................vi

ARTICLE 8......................................................................................................vi
      8.0 Default..............................................................................................vi

ARTICLE 9.....................................................................................................vii
      9.0 Force Majeure.......................................................................................vii

ARTICLE 10....................................................................................................vii

      10.0 Confidentiality....................................................................................vii

ARTICLE 11....................................................................................................vii
      11.0 Assignment.........................................................................................vii

ARTICLE 12....................................................................................................vii
      12.0 Governing Law, Arbitration and Liabilities.........................................................vii

ARTICLE 13...................................................................................................viii
      13.0 Notices...........................................................................................viii

ARTICLE 14.....................................................................................................ix
      14.0 Miscellaneous.......................................................................................ix

                         FARMOUT AGREEMENT - QINNAN PSC

THIS AGREEMENT, is made and entered into this 17th day of June, 2003 by and between PHILLIPS CHINA INC., a corporation organized and existing under the laws of Liberia, with its principal office at Room 1201 Millennium Tower, No. 38 Xiaoyun Road, Chaoyang District Beijing 100027 China ("PCI"), and FAR EAST ENERGY CORPORATION, a corporation organized and existing under the laws of the State of Nevada, U.S.A., with its principal office at 400 N. Sam Houston Parkway East, Suite 205, Houston, Texas 77060 ("FEEC"), each company is individually referred to as a "Party" and they are collectively referred to as the "Parties."

                                   WITNESSETH

WHEREAS, PCI is the owner of one hundred percent (100%) Participating Interest in and under the PSC, which covers the Qinnan Area in Shanxi Province, Qinshui Basin the PRC;

WHEREAS, the Parties entered into that certain MOU, dated March 12, 2003, which set forth some of the terms and conditions that will apply to the possible exercise of pre-emption rights by CUCBM, as well as some of the commercial terms and conditions that would be included in this Agreement;

WHEREAS, PCI wishes to transfer and assign a net undivided seventy percent (70%) Participating Interest in and under the PSC to FEEC for the consideration recited herein and on the terms and conditions set out herein; and

WHEREAS, FEEC wishes to receive the transfer and assignment of such net undivided seventy percent (70%) Participating Interest in and under the PSC on the terms and conditions set out herein;

NOW, THEREFORE, in consideration of the mutual covenants and promises set forth below, the Parties do hereby agree as follows:

                                   ARTICLE 1.

1.0      Definitions.

         1.1 "Affiliate" shall mean, as to any Party, any corporation or other entity that directly or indirectly controls or is controlled by one of the Parties, or any corporation or other entity that is directly or indirectly controlled by the same entity that controls one of the Parties, the concept of "control" meaning the ownership of fifty percent (50%) or more of the voting stock or other voting interests of such corporation or other entity.

         1.2 "Agreement" shall mean this Farmout Agreement.

         1.3 "Approval Date" shall mean the date on which the Ministry of Commerce of the PRC formally approves the Assignment.

         1.4 "Assignment" shall mean that certain instrument to be executed by and between PCI and FEEC, which shall be substantially in the form of Exhibit A attached hereto and made a part hereof.

         1.5 "CBM Field" shall have the same meaning as ascribed to such term under Article 1.4 of the PSC.


         1.6 "Coalbed Methane" or "CBM" shall have the same meaning as ascribed to such term under Article 1.1 of the PSC.

         1.7 "Contract Area" shall mean that geographical area covered by the PSC, as more particularly defined, outlined and described in Articles 1.10 and
3.1 and Annex I of the PSC.

         1.8 "CUCBM" shall mean China United Coalbed Methane Corporation Ltd.

         1.9 "Effective Date" shall mean the date first written above.

         1.10 "JOA" shall mean the Joint Operating Agreement to be negotiated by the Parties.

         1.11 "MOU" shall mean that certain Memorandum of Understanding entered into by PCI and FEEC on March 12, 2003.

         1.12 "Participating Interest" shall mean the net undivided interest, expressed as a percentage, held at any given time by PCI, FEEC and CUCBM, if CUCBM exercises its right to participate pursuant to Article 2.4 of the PSC, in and under the PSC.

         1.13 "PRC" means the People's Republic of China.

         1.14 "PSC" shall mean the Production Sharing Contract for the Exploitation of Coalbed Methane Resources for the Qinnan Area in Shanxi Province, Qinshui Basin, the PRC, between CUCBM and PCI, dated April 16, 2002.

         1.15 "Party" or "Parties," as applicable, shall mean PCI and FEEC, as well as any subsequent permitted assignees.


         1.16 "Shouyang Farmout Agreement" shall mean the Farmout Agreement being entered into by the Parties on even date herewith regarding the assignment of a portion of PCI's Participating Interest to FEEC under the Production Sharing Contract for the Exploitation of Coalbed Methane Resources for the Shouyang Area in Shanxi Province, Qinshui Basin, the PRC, dated April 16, 2002.

         1.17 "Shouyang PSC" shall mean the Production Sharing Contract for the Exploitation of Coalbed Methane Resources for the Shouyang Area in Shanxi Province, Qinshui Basin, the PRC, between CUCBM and PCI, dated April 16, 2002.

                                    ARTICLE 2

2.0      Term/Effectiveness.

         2.1 The term of this Agreement shall begin as of the Effective Date and shall terminate either

             (a) when FEEC has fully completed its obligations in accordance with Article 6 below and PCI has fully satisfied all of its other obligations under this Agreement, or

             (b) on December 31, 2003, if the requisite approvals under Article
             4.1 below have not been received by then.

         2.2 Notwithstanding the foregoing, the Parties may mutually agree to extend the term of this Agreement for a reasonable period of time.

                                   ARTICLE 3.

3.0      Agreement to Assign.

         3.1 Subject to the conditions of this Agreement and in exchange for the consideration set forth in Article 6 hereof, PCI agrees to execute and deliver the Assignment, assigning to FEEC an undivided seventy percent (70%) of all of its rights and obligations in and to and under the PSC. FEEC agrees to accept the assignment of such undivided seventy (70%) Participating Interest.

         3.2 The Assignment shall not become effective until the Approval Date. Nevertheless, the Parties shall be bound by this Agreement as of the Effective Date and shall fully perform all of its obligations, pending such approval.

         3.3 As a result of making such assignment, the Parties and CUCBM shall have the following Participating Interests in and under the PSC:

                       PCI                       30%
                       FEEC                      70%

                                   ARTICLE 4.

4.0      Approval of Assignment.

4.1 As soon as reasonably possible after the Effective Date, PCI shall submit a letter to CUCBM requesting approval of the proposed, executed Assignment by the Ministry of Commerce of the PRC (the "Ministry"). PCI shall use all reasonable efforts to obtain CUCBM's and the Ministry's approval of the proposed Assignment, and, if such approval is not obtained within a reasonable time, PCI shall consult with FEEC regarding the situation. In the event of the Ministry's approval of the Assignment, FEEC agrees to comply with all requirements, conditions and obligations of this Agreement and applicable laws and regulations in the PRC and agrees to use all reasonable efforts to make timely any submissions, take any actions and to effect any undertakings required by CUCBM in order to facilitate the approval of the proposed Assignment.

4.2 Should CUCBM give notice of final rejection of the Assignment, then this Agreement shall automatically terminate upon receipt by the Parties of such notification, with no further obligations on the part of either Party to the other. In the case of such termination, however, the Parties shall continue to comply with the confidentiality requirements set forth in Article 10.1 below.

                                   ARTICLE 5.

5.0      Representations and Warranties.

5.1 PCI hereby represents and warrants to the best of its knowledge that, on the Effective Date:

             (a) its corporate entity has been duly formed and currently exists in good standing under the laws of Liberia with the full power and authority to execute and deliver this Agreement and the Assignment;

             (b) the execution and delivery of this Agreement and the Assignment by PCI is authorized by sufficient corporate action and PCI will have all necessary corporate power and authority to do so; and

             (c) PCI has not gone into liquidation, made an assignment for the benefit of creditors, declared or been declared bankrupt or insolvent by a competent court or had a receiver appointed in respect of the whole or any part of its assets.

5.2 PCI shall use all reasonable efforts to maintain the accuracy of the representations and warranties set forth in Article 5.1 above through the Approval Date. Upon receipt of notice from CUCBM of the Ministry's approval of the Assignment, PCI shall give written notice to FEEC confirming the accuracy of such representations and warranties as of the Approval Date.

5.3 FEEC represents and warrants to the best of its knowledge that, on the Effective Date:

             (a) its corporate entity has been duly formed and currently exists in good standing under the laws of the State of Nevada, U.S.A., and it has full power and authority to execute this Agreement and the Assignment;

             (b) the execution and delivery of this Agreement and the Assignment by FEEC is authorized by sufficient corporate action and FEEC will have all necessary corporate power and authority to do so;

             (c) FEEC has the capability to meet all of its financial obligations hereunder; and

             (d) FEEC has not gone into liquidation, made an assignment for the benefit of creditors, declared or been declared bankrupt or insolvent by a competent court or had a receiver appointed in respect of the whole or any part of its assets.


5.4 FEEC shall use all reasonable efforts to maintain the accuracy of the representations and warranties set forth in Article 5.3 above through the Approval Date, and on the Approval Date, FEEC shall each give PCI written notice confirming the accuracy of such representations and warranties as of the Approval Date.

                                   ARTICLE 6.

6.0      Obligations of the Parties.

6.1 As consideration for the assignment to be made under this Agreement, PCI's retained net undivided thirty percent (30%) Participating interest shall be a carried interest for which FEEC shall be wholly responsible to fund from the Approval Date until the end of the second phase of the exploration period under the PSC, including the applicable environmental and/or abandonment obligations.

6.2 In the event that CUCBM exercises its right to participate pursuant to
Article 2.4 of the PSC, all of its net, undivided thirty percent (30%) Participating Interest shall be taken out of only FEEC's net undivided seventy percent (70%) Participating Interest, and FEEC shall also fund CUCBM's thirty percent (30%) carried interest, provided that if CUCBM chooses to take less than a thirty percent (30%) Participating Interest all of such Participating Interest shall also be taken out of only FEEC's Participating Interest. PCI will use its best efforts to obtain CUCBM's approval of the transfer of operatorship to FEEC such that FEEC will be named the Operator under Article 8 of the PSC. If, however, CUCBM does not approve the transfer of operatorship, PCI will have the right to terminate this Agreement without any further obligations to FEEC.

6.3 On March 6, 2003, CUCBM gave its written approval of PCI's request for a six
(6) month extension of the current first phase of the exploration period, which is designed to allow FEEC adequate time to test the Qinnan Block wells. The approved extension period shall be for six (6) months, beginning on July 1, 2003, it being understood that, based on CUCBM's practices, the two (2) year term of the second phase of the exploration period will be reduced to a term of eighteen (18) months as a result of the extension of the first phase.

6.4 FEEC shall provide PCI with two (2) work performance guarantees covering all aspects of FEEC's performance during the first phase and the second phase of the exploration period under the PSC, the Shouyang PSC, this Agreement and the Shouyang Farmout Agreement, which guarantees shall take the form of surety bonds that must be provided by an A or above rated entity and in a form that is acceptable to PCI, in its sole opinion. The surety bond for the first phase of the exploration period shall be for a total of $1,000,000, covering costs incurred under Articles 6.5 and 6.8 below, which shall be submitted within thirty (30) days after the Approval Date. The surety bond for the second phase of the exploration period shall be for $1,900,000, covering costs incurred under Articles 6.6 and 6.8 below, which shall be submitted upon FEEC's exercise of the option to extend into the second phase of the exploration period of the PSC as contemplated in Article 6.6 below.

6.5 In connection with the fracture stimulation and production testing that is required for the three (3) exploration wells that have been drilled by PCI under the PSC in the eastern portion of the Qinnan Block (QN 001, QN 002 and QN 003), FEEC will perform such testing operations and pay one hundred percent (100%) of such stimulation and testing costs. It is understood and agreed that PCI temporarily abandoned such wells and FEEC must permanently plug and abandon such wells and restore the surface of the land in accordance with applicable PRC regulations if FEEC terminates the PSC.

6.6 Upon the satisfactory completion of the fracture stimulation and production testing referred to in Article 6.5 above, FEEC shall have the option, which option shall be exercised no later than thirty (30) days prior to the end of the first phase of the exploration period, to give notice to extend into the second phase of the exploration period under the PSC. If FEEC exercises such option, FEEC shall pay one hundred percent (100%) of the exploration costs incurred to fulfill the minimum exploration work commitment of the second phase of the exploration period. The minimum exploration work commitment for the second phase of the exploration period requires the drilling of three (3) additional wells (with a minimum footage of 2,100 meters); provided however, that such three (3) additional wells may be drilled in either the Contract Area or in the area covered by the Shouyang PSC, but only if the Shouyang Farmout Agreement is in full force and effect at such time. In such event, PCI shall retain its carried net undivided thirty percent (30%) Participating Interest through the second phase of the exploration period. In the event that FEEC does not exercise such option to extend into the second phase of the exploration period, it shall have no further obligations under this Agreement, except for (a) the plugging of the three (3) additional wells, (b) the restoration of the surface, and (c) if PCI desires to extend into the second phase of the exploration period pursuant to
Article 6.3 of the PSC, FEEC shall immediately assign to PCI all of its seventy percent (70%) Participating Interest.

6.7 Within thirty (30) days after the Approval Date, FEEC shall also reimburse PCI in full for the adjusted market value of the entire inventory of equipment, parts, materials and supplies that were purchased in connection with the Operations under the PSC. Attached hereto and made a part hereof as Exhibit B is the CBM Equipment and Materials inventory list, showing a total discounted inventory value of $76,051.59.

6.8 As of the Approval Date and continuing through the first phase and the second phase, FEEC will be responsible for paying one hundred percent (100%)of the costs relating to CUCBM's Joint Management Committee salary fees, training fees, exploration fees, and assistance fees as outlined in the PSC. Such obligation will continue until the end of the second phase of the exploration period under the PSC.

6.9 After fulfillment of the minimum exploration work commitment for the second phase of the exploration period (the drilling and testing of the 3 additional wells), PCI shall have the option, which option shall be exercised no later than thirty (30) days prior to the end of the second phase of the exploration period, to elect to either retain its carried net undivided thirty percent (30%) Participating Interest, or take a five percent (5%) overriding royalty interest ("ORRI") on the Contractor's overall Participating Interest share under the PSC, which may also be viewed as a five percent (5%) share of the Contractor's share of gross revenues from sales of CBM). The ORRI will be capped at five percent (5%) of the current Contractor's seventy percent (70%) Participating Interest, or a three and a half percent (3.5%) ORRI on a one hundred percent (100%) Participating Interest basis. In the event that CUCBM elects to participate at a level less than a net undivided thirty percent (30%) Participating Interest, or not to participate in the development of a CBM Field at all, PCI's ORRI shall remain capped at five percent (5%) on a seventy percent (70%) Participating Interest share basis, or three and a half percent (3.5%) on a one hundred percent (100%) Participating Interest basis.

6.10 PCI shall provide FEEC unfettered access to data collected during their CBM screening assessment, drilling and reconnaissance program. FEEC shall be responsible for the copying and shipping costs.

6.11 FEEC shall provide PCI with all data collected from the fracture stimulation, production testing and operation of wells QN 001, QN 002 and QN 003 wells, and any other data collected from any subsequent operations.

6.12 PCI shall retain at least one position on the Joint Management Committee established under the PSC.

6.13 The Parties intend to negotiate and enter into a JOA covering the Contract Area promptly after signing this Agreement, which JOA shall contain, among other things, provisions covering FEEC's responsibilities with respect to the operations it will conduct under this Agreement and the PSC and the appropriate indemnities relating to pollution and other matters.

6.14 In conducting the operations required under this Agreement, FEEC shall comply fully with all applicable legislation, rules, regulations and standards in the PRC.

                                   ARTICLE 7.

7.0 Pre-emption/Conflicts.

7.1 In the event that any pre-emption rights are exercised by CUCBM under
Article 22.2 of the PSC, then FEEC shall have the right and option, to be exercised within ten (10) business days after receiving written notice of such exercise from PCI, to either terminate this Agreement, while maintaining the Shouyang Farmout Agreement, if such pre-emption rights have not been exercised by CUCBM under the Shouyang PSC, or to terminate this Agreement and the Shouyang Farmout Agreement. For the avoidance of doubt, in the event that pre-emption rights are exercised for this Agreement and the Shouyang Farmout Agreement, this Agreement and the Shouyang Farmout Agreement shall terminate automatically.

7.2 In the event that FEEC terminates this Agreement and/or the Shouyang Farmout Agreement, or if this Agreement and/or the Shouyang Farmout Agreement terminate automatically, then FEEC undertakes that if it submits a new offer for the Participating Interests being assigned under this Agreement and/or the Shouyang Farmout Agreement at a later date, the value of that offer shall be no less than that of the original value set forth in this Agreement and/or the Shouyang Farmout Agreement, using the same Effective Date as defined therein. This condition shall be effective for a period of one (1) year from the Effective Date.

7.3 In the case of a conflict between the provisions of this Agreement and the PSC, as between the Parties, the provisions of this Agreement shall control.

                                   ARTICLE 8.

8.0 Default.

8.1 Should a Party be in default of any of its obligations under this Agreement, the non-defaulting Party shall so notify the defaulting Party in writing specifying in sufficient detail the nature and extent of such default. If the defaulting Party fails to cure such default within thirty (30) days after such notice, the non-defaulting Party shall have such remedies to which it may be entitled at law or in equity.

                                   ARTICLE 9.

9.0      Force Majeure.

9.1 Neither Party hereto shall be liable for any failure to perform, or delay in performing, any of its obligations, other than its obligations to pay money, hereunder to the extent that such performance has been delayed, prevented or otherwise hindered by an event of Force Majeure. For purposes of this Agreement, an event of Force Majeure shall include, but not be limited to, hostilities, war, revolution, civil commotion, strike, labor disturbances, epidemic, accident, fire, lightning, flood, wind, storm, earthquake, explosion, blockade or embargo, or any law, proclamation, regulation or ordinance, demand, or requirement of any government or any government agency having or claiming to have jurisdiction over the PSC, or over the Parties to this Agreement, or any other act of government, or any act of God, or any other cause, whether of the same or different nature, existing or future, that is beyond the control and without the fault or negligence of the Party asserting benefit of this Article. Each Party shall do all things reasonably possible to remove the Force Majeure cause.

                                   ARTICLE 10.

10.0     Confidentiality.

10.1 Neither Party shall, without the prior written consent of the other Party (which consent shall not be unreasonably withheld), disclose or otherwise make known to third parties the existence and/or contents of this Agreement, except to the extent necessary in order to obtain the approval of the Assignment by CUCBM, and as otherwise may be required by the rules and regulations of the Securities and Exchange Commission.

10.2 The undertakings in Article 10.1 above shall expire two (2) years after the termination of this Agreement.

                                   ARTICLE 11.

11.0     Assignment.

11.1 Subject to the requirements of Article 22.1 of the PSC, either Party may assign and transfer part or all of its rights and obligations under this Agreement at any time to an Affiliate, whereupon such Party shall notify the other Party of such assignment.

11.2 Subject to the requirements of Article 22.2 of the PSC and any applicable assignment provisions of the JOA, each Party may only assign and transfer any part of its rights and obligations under this Agreement to a third party after all of its obligations under Article 6 have been fully satisfied, and then any such assignment shall not be made without the prior written consent of the other Party, which consent shall not be unreasonably withheld.

                                   ARTICLE 12

12.0     Governing Law, Arbitration and Liabilities.

12.1 This Agreement shall be governed by and construed in accordance with the laws of the State of Texas, U.S.A.

12.2 Any dispute arising out of or relating to this Agreement, including any question regarding its existence, validity or termination, shall be settled before three (3) arbitrators, one (1) to be appointed by each Party and the two
(2) so appointed shall appoint the third arbitrator, in accordance with the

International Arbitration Rules of the American Arbitration Association as currently in force. The appointing authority shall be the American Arbitration Association in New York, NY. The place of arbitration shall be in Houston, Texas, and the proceedings shall be conducted in the English language. Judgment upon the award rendered by the arbitrators may be entered in any court having jurisdiction thereof. A dispute shall be deemed to have arisen when either Party notifies the other Party in writing to that effect. Any award of the arbitrators shall be final and binding on the Parties.

12.3 Notwithstanding any other provisions of this Agreement, in no event shall any Party be liable to any other Party for loss of prospective profits, or special, indirect or consequential damages, in connection with this Agreement or with respect to any operations related thereto.

12.4 The liabilities of the Parties hereunder shall be several, not joint, and each Party shall be individually responsible for its respective share of any losses, claims, damages, liabilities and associated legal expenses arising under this Agreement, and each Party agrees to indemnify and hold harmless the other Party to the extent of its Participating Interest share, or cost interest share with respect to FEEC's obligations under Article 6 hereunder, from and against any such losses, claims, liabilities and associated attorney's fees.

                                   ARTICLE 13.

13.0     Notices.

13.1 Any notice to be given hereunder shall be in writing and may be delivered by hand, sent by certified or registered mail or transmitted by telex, cable or facsimile to the relevant address set forth below, or such other address as may be communicated by the relevant Party to the other Party from time to time. A notice shall be effective when it is received by the addressee.

13.2     The relevant addresses for all notices shall be as follows:

                  PCI:              PHILLIPS CHINA INC.
                                    Room 1201 Millennium Tower
                                    No. 38 Xiaoyun Road
                                    Chaoyang District
                                    Beijing 100027, China
                                    Tel:    (8610) 8451 8666 ext. 6177
                                    Fax:    (8610) 8453 8195
                                    Attn:   Joe Y. Hwang
                  Copy to:
                                    PHILLIPS CHINA INC.
                                    600 North Dairy Ashford Rd.
                                    Houston, Texas  77079
                                    Tel :   281-293-1099
                                    Fax:    281-293-4476
                                    Attn:   David W. Brown

                  FEEC:             FAR EAST ENERGY CORPORATION
                                    400 N. Sam Houston Parkway East
                                    Suite 205
                                    Houston, Texas  77060
                                    Tel:    713-586-1900
                                    Fax:    713-586-1899
                                    Attn:   Joe Cooper

                                   ARTICLE 14.

14.0     Miscellaneous.

14.1 The captions and headings for the Articles of this Agreement are made for convenience only and shall not be interpreted or construed so as to limit or in any way change the substantive provisions of any part of this Agreement.

14.2 None of the rights, requirements or provisions of this Agreement shall be deemed to have been waived by any Party by reason of such Party's failure to enforce any right or remedy granted it hereunder or to take advantage of any default, and each Party shall at all times hereunder have the right to require the strict compliance of the other Party to the provisions of this Agreement.

14.3 It is not intent of the Parties to create a relationship, which is a partnership or any other legal entity under the laws of any country. Each Party to this Agreement agrees to elect to be excluded from the application of Sub-chapter K of Chapter 1, Subtitle A of the Internal Revenue Code of 1986, as amended.

14.4 If any provision of this Agreement is determined to be invalid or unenforceable, such invalidity or unenforceability shall not invalidate the rest of this Agreement which shall remain in full force and effect as if such provision had not been made a part thereof nor shall it effect the validity or enforceability of such provision in any other jurisdiction.

14.5 Except as otherwise provided herein, this Agreement constitutes the entire understanding of the Parties with respect to the assignment being made under this Agreement and supersedes all prior negotiations and agreements, whether oral or written, of the Parties, including the MOU.

14.6 This Agreement may be executed in counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same agreement.

IN WITNESS WHEREOF, the duly authorized representatives of the Parties hereto have executed this Agreement in duplicate originals on the day, month and year first written above.

PHILLIPS CHINA INC.


By:      /s/ S.M. Park
------------------------------------
Name:    S. M. Park
Title:   Vice President


FAR EAST ENERGY CORPORATION


By:      /s/ Bill A. Jackson
------------------------------------
Name:    Bill A. Jackson
Title:   President & COO

                                    EXHIBIT A

                              ASSIGNMENT AGREEMENT

         THIS ASSIGNMENT is made and entered into on this 17th day of June, 2003, by and between PHILLIPS CHINA INC., a corporation organized and existing under the laws of Liberia ("PCI"), as Assignor, and FAR EAST ENERGY CORPORATION, a corporation organized and existing under the laws of the State of Nevada, U.S.A. ("FEEC"), as Assignee.

         WHEREAS, PCI has certain rights and obligations under the Qinnan PSC, dated April 16, 2002 (the "PSC"), entered into by PCI and CUCBM covering the Qinnan Area, Shanxi Province, Qinshui Basin, the People's Republic of China as described in Appendix A of the PSC (the "Contract Area");

         WHEREAS, PCI and FEEC have entered into a Farmout Agreement, dated June __, 2003 (the "Farmout Agreement"), concerning the assignment of a portion of PCI's rights and obligations under the PSC;

         WHEREAS, PCI has obtained the requisite approvals and desires to assign to FEEC a portion of its rights and obligations under the PSC, and FEEC desires to acquire such rights and obligations.

         NOW, THEREFORE, the Parties hereto agree as follows:

         1. PCI hereby assigns a net, undivided seventy percent (70%) Participating Interest in and to and under the PSC for the consideration set forth in Article 6 of the Farmout Agreement, and FEEC hereby accepts such assignment in accordance with the terms of the Farmout Agreement.

         As a result of making such Assignment, the Parties to the PSC shall have the following Participating Interests in the PSC, subject to CUCBM's right to participate pursuant to Article 2.4 of the PSC:

                  PCI                       30%
                  FEEC                      70%

2. Pursuant to Article 22.2 of the PSC, this Assignment is subject to the approval of CUCBM and the Ministry of Commerce, which approval has been given. This Assignment is made in accordance with the provisions of Article 22.2 of the PSC.

3. PCI hereby expressly states that FEEC, as Assignee, is bound by all the terms and provisions contained in the PSC with respect to its seventy percent (70%) Participating Interest.

4. The Parties hereto expressly agree to be bound by all the provisions and conditions of the PSC.


5. This Assignment shall be effective as of the date set forth above.

         IN WITNESS WHEREOF, the Parties have duly executed this Assignment on the date first written above.

ASSIGNOR:

PHILLIPS CHINA INC.


By:      /s/ S.M. Park
--------------------------------------------
Name:    S. M. Park
Title:   Vice President


ASSIGNEE:

FAR EAST ENERGY CORPORATION


By:      /s/ Bill A. Jackson
--------------------------------------------
Name:    Bill A. Jackson
Title:   President & COO

                                    EXHIBIT B

                       COP CHINA CBM EQUIPMENT & MATERIALS

                                                   3-1/2" tbgs                          Original Value     Grade*    Adjusted Value
                                                   -----------                         -----------------   ------    --------------
   1       1,574 feet                    3-1/2", new, N-80,9.2P/f,NUE,10rd             $6,453.40             1
                                                     7/8" rod                             Original Value   Grade

   1       1,837 feet                    7/8" new, class D                             $2,020.70             1

                                                    7" casing                             Original Value   Grade
   1       864 feet                      7" 23# N-80 Ltc casing                        $9,535.98             1

                                 Other Materials/Equipment for Downhole ESP               Original Value   Grade
   1       Centrilift VSD                0 to 100 Hz Enclosed in building. 550 KVA     $70,000.00            2
   2       125 KVA transformer           P380vS/890,1040,1090,1140,1190,1240,1290      $3,045.00             3
   3       pig tail                      spare for Neo motor                           $542.00               1
Subtotal                                                                               $73,587.00
                                 Other Materials/Equipment stored in building             Original Value   Grade
   1       Igniter system                Bought from UK                                $4,000.00             2
   2       Sand bailer                   New, Bought from USA                          $14,862.15            1
   3       tbg pump                      57mm tubing pump bought from ZY               $1,000.00             1
Subtotal                                                                               $19,862.15

                                 Other Materials/Equipment stored in locked room          Original Value   Grade
   1       Bits                          282-4-3/4" for seismic and 2-8-1/2" PDC bits  $34,432.00            1
   2       Core/cutting samples          from QN-001,QN-002&QN-003 WELLS
   3       Core racks                    42 set                                        $4,200.00             1
Subtotal                                                                               $38,632.00
   1       Storage building              Fabricated 8'X8'X30' Approx                   $1,451.03             2
                                                Wellhead equipment                        Original Value   Grade
   1       X-trees                       Fm 006,007,008,009,010&011 wells w/4 hanger   $4,534.46             1
           TOTAL                                                                       $154,625.69                   $76,051.59

NOTE:

*Current Conditions:

             Grade 1: Brand new, never used
             Grade 2: Several years old but never used
             Grade 3: Used but need no repair prior to use

                                                                    EXHIBIT 10.3

                        FARMOUT AGREEMENT - SHOUYANG PSC



                                     BETWEEN



                               PHILLIPS CHINA INC.

                                       AND

                           FAR EAST ENERGY CORPORATION







                                      DATED

                                  JUNE 17, 2003

                                TABLE OF CONTENTS


                                                                                                             Page

ARTICLE 1........................................................................................................i
      1.0      Definitions.......................................................................................i

ARTICLE 2.......................................................................................................ii
      2.0      Term/Effectiveness...............................................................................ii

ARTICLE 3.......................................................................................................ii
      3.0      Agreement to Assign..............................................................................ii

ARTICLE 4......................................................................................................iii
      4.0      Approval of Assignment..........................................................................iii

ARTICLE 5......................................................................................................iii
      5.0      Representations and Warranties..................................................................iii

ARTICLE 6.......................................................................................................iv
      6.0      Obligations of the Parties.......................................................................iv

ARTICLE 7.......................................................................................................vi
      7.0      Pre-emption/Conflicts............................................................................vi

ARTICLE 8.......................................................................................................vi
      8.0      Default..........................................................................................vi

ARTICLE 9......................................................................................................vii
      9.0      Force Majeure...................................................................................vii

ARTICLE 10.....................................................................................................vii
      10.0     Confidentiality.................................................................................vii

ARTICLE 11.....................................................................................................vii
      11.0     Assignment......................................................................................vii

ARTICLE 12.....................................................................................................vii
      12.0     Governing Law, Arbitration and Liabilities......................................................vii

ARTICLE 13....................................................................................................viii
      13.0     Notices........................................................................................viii

ARTICLE 14......................................................................................................ix
      14.0     Miscellaneous....................................................................................ix

                        FARMOUT AGREEMENT - SHOUYANG PSC

THIS AGREEMENT, is made and entered into this 17th day of June, 2003 by and between PHILLIPS CHINA INC., a corporation organized and existing under the laws of Liberia, with its principal office at Room 1201 Millennium Tower, No. 38 Xiaoyuan Road, Chaoyang District Beijing 100027 China ("PCI"), and FAR EAST ENERGY CORPORATION, a corporation organized and existing under the laws of the State of Nevada, U.S.A., with its principal office at 400 N. Sam Houston Parkway East, Suite 205, Houston, Texas 77060 ("FEEC"), each company is individually referred to as a "Party" and they are collectively referred to as the "Parties."

                                   WITNESSETH

WHEREAS, PCI is the owner of a one hundred percent (100%) Participating Interest in and under the PSC, which covers the Shouyang Area in Shanxi Province, Qinshui Basin the PRC;

WHEREAS, the Parties entered into that certain MOU, dated March 12, 2003, which set forth some of the terms and conditions that will apply to the possible exercise of pre-emption rights by CUCBM, as well as some of the commercial terms and conditions that would be included in this Agreement;

WHEREAS, PCI wishes to transfer and assign a net undivided seventy percent (70%) Participating Interest in and under the PSC to FEEC for the consideration recited herein and on the terms and conditions set out herein; and

WHEREAS, FEEC wishes to receive the transfer and assignment of such net undivided seventy percent (70%) Participating Interest in and under the PSC on the terms and conditions set out herein;

NOW, THEREFORE, in consideration of the mutual covenants and promises set forth below, the Parties do hereby agree as follows:

                                   ARTICLE 1.

1.0 DEFINITIONS.

1.1 "Affiliate" shall mean, as to any Party, any corporation or other entity that directly or indirectly controls or is controlled by one of the Parties, or any corporation or other entity that is directly or indirectly controlled by the same entity that controls one of the Parties, the concept of "control" meaning the ownership of fifty percent (50%) or more of the voting stock or other voting interests of such corporation or other entity.

1.2 "Agreement" shall mean this Farmout Agreement.

1.3 "Approval Date" shall mean the date on which the Ministry of Commerce of the PRC formally approves the Assignment.

1.4 "Assignment" shall mean that certain instrument to be executed by and between PCI and FEEC, which shall be substantially in the form of Exhibit A attached hereto and made a part hereof.

1.5 "CBM Field" shall have the same meaning as ascribed to such term under
Article 1.4 of the PSC. 1.6 "Coalbed Methane" or "CBM" shall have the same meaning as ascribed to such term under Article 1.1 of the PSC.

1.7 "Contract Area" shall mean that geographical area covered by the PSC, as more particularly defined, outlined and described in Articles 1.10 and 3.1 and Annex I of the PSC.

1.8 "CUCBM" shall mean China United Coalbed Methane Corporation Ltd.

1.9 "Effective Date" shall mean the date first written above.

1.10 "JOA" shall mean the Joint Operating Agreement to be negotiated by the Parties.

1.11 "MOU" shall mean that certain Memorandum of Understanding entered into by PCI and FEEC on March 12, 2003.

1.12 "Participating Interest" shall mean the net undivided interest, expressed as a percentage, held at any given time by PCI, FEEC and CUCBM, if CUCBM exercises its right to participate pursuant to Article 2.4 of the PSC, in and under the PSC.

1.13 "PRC" means the People's Republic of China.

1.14 "PSC" shall mean the Production Sharing Contract for the Exploitation of Coalbed Methane Resources for the Shouyang Area in Shanxi Province, Qinshui Basin, the PRC, between CUCBM and PCI, dated April 16, 2002.

1.15 "Party" or "Parties," as applicable, shall mean PCI and FEEC, as well as any subsequent permitted assignees.


1.16 "Qinnan Farmout Agreement" shall mean the Farmout Agreement being entered into by the Parties on even date herewith regarding the assignment of a portion of PCI's Participating Interest to FEEC under the Production Sharing Contract for the Exploitation of Coalbed Methane Resources for the Qinnan Area in Shanxi Province, Qinshui Basin, the PRC, dated April 16, 2002.

1.17 "Qinnan PSC" shall mean the Production Sharing Contract for the Exploitation of Coalbed Methane Resources for the Qinnan Area in Shanxi Province, Qinshui Basin, the PRC, between CUCBM and PCI, dated April 16, 2002.


                                   ARTICLE 2.

2.0 TERM/EFFECTIVENESS.

2.1 The term of this Agreement shall begin as of the Effective Date and shall terminate either

                  (a) when FEEC has fully completed its obligations in accordance with Article 6 below and PCI has fully satisfied all of its other obligations under this Agreement, or

                  (b) on December 31, 2003, if the requisite approvals under
                  Article 4.1 below have not been received by then.

2.2 Notwithstanding the foregoing, the Parties may mutually agree to extend the term of this Agreement for a reasonable period of time.

                                   ARTICLE 3.

3.0 AGREEMENT TO ASSIGN.

3.1 Subject to the conditions of this Agreement and in exchange for the consideration set forth in Article 6 hereof, PCI agrees to execute and deliver the Assignment, assigning to FEEC an undivided seventy percent (70%) of all of its rights and obligations in and to and under the PSC. FEEC agrees to accept the assignment of such undivided seventy (70%) Participating Interest.

3.2 The Assignment shall not become effective until the Approval Date. Nevertheless, the Parties shall be bound by this Agreement as of the Effective Date and shall fully perform all of its obligations, pending such approval.

3.3 As a result of making such assignment, the Parties and CUCBM shall have the following Participating Interests in and under the PSC:

                           PCI                       30%
                           FEEC                      70%

                                   ARTICLE 4.

4.0 APPROVAL OF ASSIGNMENT.

4.1 As soon as reasonably possible after the Effective Date, PCI shall submit a letter to CUCBM requesting approval of the proposed, executed Assignment by the Ministry of Commerce of the PRC (the "Ministry"). PCI shall use all reasonable efforts to obtain CUCBM's and the Ministry's approval of the proposed Assignment, and, if such approval is not obtained within a reasonable time, PCI shall consult with FEEC regarding the situation. In the event of the Ministry's approval of the Assignment, FEEC agrees to comply with all requirements, conditions and obligations of this Agreement and applicable laws and regulations in the PRC and agrees to use all reasonable efforts to make timely any submissions, take any actions and to effect any undertakings required by CUCBM in order to facilitate the approval of the proposed Assignment.

4.2 Should CUCBM give notice of final rejection of the Assignment, then this Agreement shall automatically terminate upon receipt by the Parties of such notification, with no further obligations on the part of either Party to the other. In the case of such termination, however, the Parties shall continue to comply with the confidentiality requirements set forth in Article 10.1 below.

                                   ARTICLE 5.

5.0 REPRESENTATIONS AND WARRANTIES.

5.1 PCI hereby represents and warrants to the best of its knowledge that, on the Effective Date:

                  (a) its corporate entity has been duly formed and currently exists in good standing under the laws of Liberia with the full power and authority to execute and deliver this Agreement and the Assignment;

                  (b) the execution and delivery of this Agreement and the Assignment by PCI is authorized by sufficient corporate action and PCI will have all necessary corporate power and authority to do so; and

                  (c) PCI has not gone into liquidation, made an assignment for the benefit of creditors, declared or been declared bankrupt or insolvent by a competent court or had a receiver appointed in respect of the whole or any part of its assets.

5.2 PCI shall use all reasonable efforts to maintain the accuracy of the representations and warranties set forth in Article 5.1 above through the Approval Date. Upon receipt of notice from CUCBM of the Ministry's approval of the Assignment, PCI shall give written notice to FEEC confirming the accuracy of such representations and warranties as of the Approval Date.

5.3 FEEC represents and warrants to the best of its knowledge that, on the Effective Date:

                  (a) its corporate entity has been duly formed and currently exists in good standing under the laws of the State of Nevada, U.S.A., and it has full power and authority to execute this Agreement and the Assignment;

                  (b) the execution and delivery of this Agreement and the Assignment by FEEC is authorized by sufficient corporate action and FEEC will have all necessary corporate power and authority to do so;

                  (c) FEEC has the capability to meet all of its financial obligations hereunder; and

                  (d) FEEC has not gone into liquidation, made an assignment for the benefit of creditors, declared or been declared bankrupt or insolvent by a competent court or had a receiver appointed in respect of the whole or any part of its assets.

5.4 FEEC shall use all reasonable efforts to maintain the accuracy of the representations and warranties set forth in Article 5.3 above through the Approval Date, and on the Approval Date, FEEC shall each give PCI written notice confirming the accuracy of such representations and warranties as of the Approval Date.

                                   ARTICLE 6.

6.0 OBLIGATIONS OF THE PARTIES.

6.1 As consideration for the assignment to be made under this Agreement, PCI's retained net undivided thirty percent (30%) Participating interest shall be a carried interest for which FEEC shall be wholly responsible to fund from the Approval Date until the end of the second phase of the exploration period under the PSC, including the applicable environmental and/or abandonment obligations.

6.2 In the event that CUCBM exercises its right to participate pursuant to
Article 2.4 of the PSC, all of its net, undivided thirty percent (30%) Participating Interest shall be taken out of only FEEC's net undivided seventy percent (70%) Participating Interest, and FEEC shall also fund CUCBM's thirty percent (30%) carried interest, provided that if CUCBM chooses to take less than a thirty percent (30%) Participating Interest all of such Participating Interest shall also be taken out of only FEEC's Participating Interest. PCI will use its best efforts to obtain CUCBM's approval of the transfer of operatorship to FEEC such that FEEC will be named the Operator under Article 8 of the PSC. If, however, CUCBM does not approve the transfer of operatorship, PCI will have the right to terminate this Agreement without any further obligations to FEEC.

6.3 On March 6, 2003, CUCBM gave its written approval of PCI's request for a six
(6) month extension of the current first phase of the exploration period, which is designed to allow FEEC adequate time to test the Shouyang Block wells. The approved extension period shall be for six (6) months, beginning on July 1, 2003, it being understood that, based on CUCBM's practices, the two (2) year term of the second phase of the exploration period will be reduced to a term of eighteen (18) months as a result of the extension of the first phase.

6.4 FEEC shall provide PCI with two (2) work performance guarantees covering all aspects of FEEC's performance during the first phase and the second phase of the exploration period under the PSC, the Qinnan PSC, this Agreement and the Qinnan Farmout Agreement, which guarantees shall take the form of surety bonds that must be provided by an A or above rated entity and in a form that is acceptable to PCI in its sole opinion. The surety bond for the first phase of the exploration period shall be for a total of $1,000,000, covering costs incurred under Article 6.5 of the Qinnan Farmout Agreement and Article 6.7 below, which shall be submitted within thirty (30) days after the Approval Date. The surety bond for the second phase of the exploration period shall be for $1,900,000, covering costs incurred under Articles 6.5 and 6.7 below, which shall be submitted upon FEEC's exercise of the option to extend into the second phase of the exploration period of the PSC as contemplated in Article 6.5 below.

6.5 Upon the satisfactory completion of the fracture stimulation and production testing referred to in Article 6.5 of the Qinnan Farmout Agreement, FEEC shall have the option, which option shall be exercised no later than thirty (30) days prior to the end of the first phase of the exploration period, to give notice to extend into the second phase of the exploration period under the PSC. If FEEC exercises such option, FEEC shall pay one hundred percent (100%) of the exploration costs incurred to fulfill the minimum exploration work commitment of the second phase of the exploration period. The minimum exploration work commitment for the second phase of the exploration period requires the drilling of three (3) additional wells (with a minimum footage of 2,100 meters); provided however, that such three (3) additional wells may be drilled in either the Contract Area or in the area covered by the Qinnan PSC, but only if the Qinnan Farmout Agreement is in full force and effect at such time. In such event, PCI shall retain its carried net undivided thirty percent (30%) Participating Interest through the second phase of the exploration period. In the event that FEEC does not exercise such option to extend into the second phase of the exploration period, it shall have no further obligations under this Agreement, except for (a) the plugging of the three (3) additional wells, (b) the restoration of the surface, and (c) if PCI desires to extend into the second phase of the exploration period pursuant to Article 6.3 of the PSC, FEEC shall immediately assign to PCI all of its seventy percent (70%) Participating Interest.

6.6 Within thirty (30) days after the Approval Date, FEEC shall also reimburse PCI in full for the adjusted market value of the entire inventory of equipment, parts, materials and supplies that were purchased in connection with the Operations under the PSC and the Qinnan PSC. The inventory list contained in Exhibit B of the Qinnan Farmout Agreement shall be used as the basis for FEEC's reimbursement payment to PCI.

6.7 As of the Approval Date and continuing through the first phase and the second phase, FEEC will be responsible for paying one hundred percent (100%)of the costs relating to CUCBM's Joint Management Committee salary fees, training fees, exploration fees, and assistance fees as outlined in the PSC. Such obligation will continue until the end of the second phase of the exploration period under the PSC.

6.8 After fulfillment of the minimum exploration work commitment for the second phase of the exploration period (the drilling and testing of the 3 additional wells), PCI shall have the option, which option shall be exercised no later than thirty (30) days prior to the end of the second phase of the exploration period, to elect to either retain its carried net undivided thirty percent (30%) Participating Interest, or take a five percent (5%) overriding royalty interest ("ORRI") on the Contractor's overall Participating Interest share under the PSC, which may also be viewed as a five percent (5%) share of the Contractor's share of gross revenues from sales of CBM). The ORRI will be capped at five percent (5%) of the current Contractor's seventy percent (70%) Participating Interest, or a three and a half percent (3.5%) ORRI on a one hundred percent (100%) Participating Interest basis. In the event that CUCBM elects to participate at a level less than a net undivided thirty percent (30%) Participating Interest, or not to participate in the development of a CBM Field at all, PCI's ORRI shall remain capped at five percent (5%) on a seventy percent (70%) Participating Interest share basis, or three and a half percent (3.5%) on a one hundred percent (100%) Participating Interest basis.

6.9 PCI shall provide FEEC unfettered access to data collected during their CBM screening assessment, drilling and reconnaissance program. FEEC shall be responsible for the copying and shipping costs.

6.10 FEEC shall provide PCI with all data collected from any subsequent operations.

6.11 PCI shall retain at least one position on the Joint Management Committee established under the PSC.

6.12 The Parties intend to negotiate and enter into a JOA covering the Contract Area promptly after signing this Agreement, which JOA shall contain, among other things, provisions covering FEEC's responsibilities with respect to the operations it will conduct under this Agreement and the PSC and the appropriate indemnities relating to pollution and other matters.

6.13 In conducting the operations required under this Agreement, FEEC shall comply fully with all applicable legislation, rules, regulations and standards in the PRC.

                                   ARTICLE 7.

7.0 PRE-EMPTION/CONFLICTS.

7.1 In the event that any pre-emption rights are exercised by CUCBM under
Article 22.2 of the PSC, then FEEC shall have the right and option, to be exercised within ten (10) business days after receiving written notice of such exercise from PCI, to either terminate this Agreement, while maintaining the Qinnan Farmout Agreement, if such pre-emption rights have not been exercised by CUCBM under the Qinnan PSC, or to terminate this Agreement and the Qinnan Farmout Agreement For the avoidance of doubt, in the event that pre-emption rights are exercised for this Agreement and the Qinnan Farmout Agreement, this Agreement and the Qinnan Farmout Agreement shall terminate automatically.

7.2 In the event that FEEC terminates this Agreement and/or the Qinnan Farmout Agreement, or if this Agreement and/or the Qinnan Farmout Agreement terminate automatically, then FEEC undertakes that if it submits a new offer for the Participating Interests being assigned under this Agreement and/or the Qinnan Farmout Agreement at a later date, the value of that offer shall be no less than that of the original value set forth in this Agreement and/or the Qinnan Farmout Agreement, using the same Effective Date as defined therein. This condition shall be effective for a period of one (1) year from the Effective Date.

7.3 In the case of a conflict between the provisions of this Agreement and the PSC, as between the Parties, the provisions of this Agreement shall control.

                                   ARTICLE 8.

8.0 DEFAULT.

8.1 Should a Party be in default of any of its obligations under this Agreement, the non-defaulting Party shall so notify the defaulting Party in writing specifying in sufficient detail the nature and extent of such default. If the defaulting Party fails to cure such default within thirty (30) days after such notice, the non-defaulting Party shall have such remedies to which it may be entitled at law or in equity.

                                   ARTICLE 9.

9.0 FORCE MAJEURE.

9.1 Neither Party hereto shall be liable for any failure to perform, or delay in performing, any of its obligations, other than its obligations to pay money, hereunder to the extent that such performance has been delayed, prevented or otherwise hindered by an event of Force Majeure. For purposes of this Agreement, an event of Force Majeure shall include, but not be limited to, hostilities, war, revolution, civil commotion, strike, labor disturbances, epidemic, accident, fire, lightning, flood, wind, storm, earthquake, explosion, blockade or embargo, or any law, proclamation, regulation or ordinance, demand, or requirement of any government or any government agency having or claiming to have jurisdiction over the PSC, or over the Parties to this Agreement, or any other act of government, or any act of God, or any other cause, whether of the same or different nature, existing or future, that is beyond the control and without the fault or negligence of the Party asserting benefit of this Article. Each Party shall do all things reasonably possible to remove the Force Majeure cause.

                                   ARTICLE 10.

10.0 CONFIDENTIALITY.

10.1 Neither Party shall, without the prior written consent of the other Party (which consent shall not be unreasonably withheld), disclose or otherwise make known to third parties the existence and/or contents of this Agreement, except to the extent necessary in order to obtain the approval of the Assignment by CUCBM, and as otherwise may be required by the rules and regulations of the Securities and Exchange Commission.

10.2 The undertakings in Article 10.1 above shall expire two (2) years after the termination of this Agreement.

                                   ARTICLE 11.

11.0 ASSIGNMENT.

11.1 Subject to the requirements of Article 22.1 of the PSC, either Party may assign and transfer part or all of its rights and obligations under this Agreement at any time to an Affiliate, whereupon such Party shall notify the other Party of such assignment.

11.2 Subject to the requirements of Article 22.2 of the PSC and any applicable assignment provisions of the JOA, each Party may only assign and transfer any part of its rights and obligations under this Agreement to a third party after all of its obligations under Article 6 have been fully satisfied, and then any such assignment shall not be made without the prior written consent of the other Party, which consent shall not be unreasonably withheld.

                                   ARTICLE 12.

12.0 GOVERNING LAW, ARBITRATION AND LIABILITIES.

12.1 This Agreement shall be governed by and construed in accordance with the laws of the State of Texas, U.S.A.

12.2 Any dispute arising out of or relating to this Agreement, including any question regarding its existence, validity or termination, shall be settled before three (3) arbitrators, one (1) to be appointed by each Party and the two
(2) so appointed shall appoint the third arbitrator, in accordance with the International Arbitration Rules of the American Arbitration Association as currently in force. The appointing authority shall be the American Arbitration Association in New York, NY. The place of arbitration shall be in Houston, Texas, and the proceedings shall be conducted in the English language. Judgment upon the award rendered by the arbitrators may be entered in any court having jurisdiction thereof. A dispute shall be deemed to have arisen when either Party notifies the other Party in writing to that effect. Any award of the arbitrators shall be final and binding on the Parties.

12.3 Notwithstanding any other provisions of this Agreement, in no event shall any Party be liable to any other Party for loss of prospective profits, or special, indirect or consequential damages, in connection with this Agreement or with respect to any operations related thereto.

12.4 The liabilities of the Parties hereunder shall be several, not joint, and each Party shall be individually responsible for its respective share of any losses, claims, damages, liabilities and associated legal expenses arising under this Agreement, and each Party agrees to indemnify and hold harmless the other Party to the extent of its Participating Interest share, or cost interest share with respect to FEEC's obligations under Article 6 hereof, from and against any such losses, claims, liabilities and associated attorney's fees.

                                   ARTICLE 13.

13.0 NOTICES.

13.1 Any notice to be given hereunder shall be in writing and may be delivered by hand, sent by certified or registered mail or transmitted by telex, cable or facsimile to the relevant address set forth below, or such other address as may be communicated by the relevant Party to the other Party from time to time. A notice shall be effective when it is received by the addressee.

13.2 The relevant addresses for all notices shall be as follows:

                  PCI:              PHILLIPS CHINA INC.
                                    Room 1201 Millennium Tower
                                    No. 38 Xiaoyun Road
                                    Chaoyang District
                                    Beijing 100027, China
                                    Tel:    (8610) 8451 8666 ext. 6177
                                    Fax:    (8610) 8453 8195
                                    Attn:   Joe Y. Hwang

                  Copy to:
                                    PHILLIPS CHINA INC.
                                    600 North Dairy Ashford Rd.
                                    Houston, Texas  77079
                                    Tel :   281-293-1099
                                    Fax:    281-293-4476
                                    Attn:  David W. Brown

                  FEEC:             FAR EAST ENERGY CORPORATION
                                    400 N. Sam Houston Parkway East
                                    Suite 205
                                    Houston, Texas  77060
                                    Tel:    713-586-1900
                                    Fax:    713-586-1899
                                    Attn:   Joe Cooper

                                   ARTICLE 14.

14.0 MISCELLANEOUS.

14.1 The captions and headings for the Articles of this Agreement are made for convenience only and shall not be interpreted or construed so as to limit or in any way change the substantive provisions of any part of this Agreement.

14.2 None of the rights, requirements or provisions of this Agreement shall be deemed to have been waived by any Party by reason of such Party's failure to enforce any right or remedy granted it hereunder or to take advantage of any default, and each Party shall at all times hereunder have the right to require the strict compliance of the other Party to the provisions of this Agreement.

14.3 It is not intent of the Parties to create a relationship, which is a partnership or any other legal entity under the laws of any country. Each Party to this Agreement agrees to elect to be excluded from the application of Sub-chapter K of Chapter 1, Subtitle A of the Internal Revenue Code of 1986, as amended.

14.4 If any provision of this Agreement is determined to be invalid or unenforceable, such invalidity or unenforceability shall not invalidate the rest of this Agreement which shall remain in full force and effect as if such provision had not been made a part thereof nor shall it effect the validity or enforceability of such provision in any other jurisdiction.

14.5 Except as otherwise provided herein, this Agreement constitutes the entire understanding of the Parties with respect to the assignment being made under this Agreement and supersedes all prior negotiations and agreements, whether oral or written, of the Parties, including the MOU.

14.6 This Agreement may be executed in counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same agreement.

IN WITNESS WHEREOF, the duly authorized representatives of the Parties hereto have executed this Agreement in duplicate originals on the day, month and year first written above.

PHILLIPS CHINA INC.


By:      /s/ S.M. Park
--------------------------
Name:    S. M. Park
Title:   Vice President


FAR EAST ENERGY CORPORATION


By:      /s/ Bill Jackson
--------------------------
Name:    Bill A. Jackson
Title:   President & COO

                                    EXHIBIT A
                              ASSIGNMENT AGREEMENT

         THIS ASSIGNMENT is made and entered into on this 17th day of June, 2003, by and between PHILLIPS CHINA INC., a corporation organized and existing under the laws of Liberia ("PCI"), as Assignor, and FAR EAST ENERGY CORPORATION, a corporation organized and existing under the laws of the State of Nevada, U.S.A. ("FEEC"), as Assignee.

         WHEREAS, PCI has certain rights and obligations under the Shouyang PSC, dated April 16, 2002 (the "PSC"), entered into by PCI and CUCBM covering the Shouyang Area, Shanxi Province, Qinshui Basin, the People's Republic of China as described in Appendix A of the PSC (the "Contract Area");

         WHEREAS, PCI and FEEC have entered into a Farmout Agreement, dated June 17, 2003 (the "Farmout Agreement"), concerning the assignment of a portion of PCI's rights and obligations under the PSC;

         WHEREAS, PCI has obtained the requisite approvals and desires to assign to FEEC a portion of its rights and obligations under the PSC, and FEEC desires to acquire such rights and obligations.

         NOW, THEREFORE, the Parties hereto agree as follows:

         1. PCI hereby assigns a net, undivided seventy percent (70%) Participating Interest in and to and under the PSC for the consideration set forth in Article 6 of the Farmout Agreement, and FEEC hereby accepts such assignment in accordance with the terms of the Farmout Agreement.

         As a result of making such Assignment, the Parties to the PSC shall have the following Participating Interests in the PSC:

                  PCI                       30%
                  FEEC                      70%


         2. Pursuant to Article 22.2 of the PSC, this Assignment is subject to the approval of CUCBM and the Ministry of Commerce, which approval has been given. This Assignment is made in accordance with the provisions of Article 22.2 of the PSC.

         3. PCI hereby expressly states that FEEC, as Assignee, is bound by all the terms and provisions contained in the PSC with respect to its seventy percent (70%) Participating Interest.

         4. The Parties hereto expressly agree to be bound by all the provisions and conditions of the PSC.

         5. This Assignment shall be effective as of the date set forth above.

         IN WITNESS WHEREOF, the Parties have duly executed this Assignment on the date first written above.

ASSIGNOR:

PHILLIPS CHINA INC.


By:      /s/ S.M. Park
--------------------------
Name:    S. M. Park
Title:   Vice President


ASSIGNEE:

FAR EAST ENERGY CORPORATION


By:      /s/ Bill A. Jackson
------------------------------
Name:    Bill A. Jackson
Title:   President & COO

                                                                    EXHIBIT 10.4

                       ASSIGNMENT AGREEMENT - -QINNAN PSC

         THIS ASSIGNMENT is made and entered into on this 17th day of June, 2003, by and between PHILLIPS CHINA INC., a corporation organized and existing under the laws of Liberia ("PCI"), as Assignor, and FAR EAST ENERGY CORPORATION, a corporation organized and existing under the laws of the state of Nevada, U.S.A. ("FEEC"), as Assignee.

         WHEREAS, PCI has certain rights and obligations under the Qinnan PSC, dated April 16, 2002 (the "PSC"), entered into by PCI and CUCBM covering the Qinnan Area, Shanxi Province, Qinshui Basin, the People's Republic of China as described in Appendix A of the PSC (the "Contact Area");

         WHEREAS, PCI and FEEC have entered into a Farmout Agreement, dated June 17, 2003 (the "Farmout Agreement"), concerning the assignment of a portion of PCI's rights and obligations under the PSC;

         WHEREAS, PCI has obtained the requisite approvals and desires to assign to FEEC a portion of its rights and obligations under the PSC, and FEEC desires to acquire such rights and obligations.

         NOW, THEREFORE, the Parties hereto agree as follow:

         1. PCI hereby assigns a net, undivided seventy percent (70%) Participating Interest in and to and under the PSC for the consideration set forth in Article 6 of the Farmout Agreement, and FEEC hereby accepts such assignment in accordance with the terms of the Farmout Agreement.

         As a result of making such Assignment, the Parties to the PSC shall have the following Participating Interests in the PSC, subject to CUCBM's right to participate pursuant to Article 2.4 of the PSC:

                  PCI                       30%

                  FEEC                      70%

         2. Pursuant to Article 22.2 of the PSC, this Assignment is subject to the approval of CUCBM and the Ministry of Commerce, which approval has been given. This Assignment is made in accordance with the provisions of Article 22.2 of the PSC.

         3. PCI hereby expressly states that FEEC, as Assignee, is bound by all the terms and provisions contained in the PSC with respect to its seventy percent (70%) Participating Interest.

         4. The Parties hereto expressly agree to be bound by all of the provisions and conditions of the PSC.

         5. This Assignment shall be effective as of the date set forth above.

         IN WITNESS WHEREOF, the Parties have duly executed this Assignment on the date first written above.

ASSIGNOR:

PHILLIPS CHINA INC.

By:  /s/ S.M. Park
------------------------
Name:    S.M. Park
Title:   Vice President


ASSIGNEE:

FAR EAST ENERGY CORPORATION

By:  /s/ Bill A. Jackson
----------------------------
Name:    Bill A. Jackson
Title:   President & COO

                                                                    EXHIBIT 10.5

                           ASSIGNMENT AGREEMENT - -SHOUYANG PSC

         THIS ASSIGNMENT is made and entered into on this 17th day of June, 2003, by and between PHILLIPS CHINA INC., a corporation organized and existing under the laws of Liberia ("PCI"), as Assignor, and FAR EAST ENERGY CORPORATION, a corporation organized and existing under the laws of the state of Nevada, U.S.A. ("FEEC"), as Assignee.

         WHEREAS, PCI has certain rights and obligations under the Shouyang PSC, dated April 16, 2002 (the "PSC"), entered into by PCI and CUCBM covering the Shouyang Area, Shanxi Province, Qinshui Basin, the People's Republic of China as described in Appendix A of the PSC (the "Contact Area");

         WHEREAS, PCI and FEEC have entered into a Farmout Agreement, dated June 17, 2003 (the "Farmout Agreement"), concerning the assignment of a portion of PCI's rights and obligations under the PSC;

         WHEREAS, PCI has obtained the requisite approvals and desires to assign to FEEC a portion of its rights and obligations under the PSC, and FEEC desires to acquire such rights and obligations.

         NOW, THEREFORE, the Parties hereto agree as follow:

         1. PCI hereby assigns a net, undivided seventy percent (70%) Participating Interest in and to and under the PSC for the consideration set forth in Article 6 of the Farmout Agreement, and FEEC hereby accepts such assignment in accordance with the terms of the Farmout Agreement.

         As a result of making such Assignment, the Parties to the PSC shall have the following Participating Interests in the PSC, subject to CUCBM's right to participate pursuant to Article 2.4 of the PSC:

                  PCI                       30%

                  FEEC                      70%

         2. Pursuant to Article 22.2 of the PSC, this Assignment is subject to the approval of CUCBM and the Ministry of Commerce, which approval has been given. This Assignment is made in accordance with the provisions of Article 22.2 of the PSC.

         3. PCI hereby expressly states that FEEC, as Assignee, is bound by all the terms and provisions contained in the PSC with respect to its seventy percent (70%) Participating Interest.

         4. The Parties hereto expressly agree to be bound by all of the provisions and conditions of the PSC.

         5. This Assignment shall be effective as of the date set forth above.

         IN WITNESS WHEREOF, the Parties have duly executed this Assignment on the date first written above.

ASSIGNOR:

PHILLIPS CHINA INC.

By:  /s/ S.M. Park
-----------------------
Name:    S.M. Park
Title:   Vice President


ASSIGNEE:

FAR EAST ENERGY CORPORATION

By:      /s/ Bill A. Jackson
----------------------------
Name:    Bill A. Jackson
Title:   President & COO

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

Far East Energy Corporation

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

Far East Energy Corporation

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

Far East Energy Corporation

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

Dated: December 23, 2003

Far East Energy Corporation

/s/ Mark Schaftlein
----------------------------------------
Mark Schaftlein, Chief Financial Officer