Form 10KSB
period 2003-12-31
FAR EAST ENERGY CORP
filed 2004-04-14
CIK 1124024

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-32455

Far East Energy Corporation

(Name of Small Business Issuer in Its Charter)

Nevada	88-0459590

(State or Other Jurisdiction of (Incorporation or Organization)	(I.R.S. Employer Identification Number)

400 N. Sam Houston Parkway East, Suite 205, Houston, Texas 77060

(Address of Principal Executive Offices) (Zip Code)

(713) 586-1900

(Issuer’s Telephone Number, Including Area Code)

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

Yes ☒     No ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

     The issuer’s total consolidated revenues for the year ended December 31, 2003, were $19,000.

     Aggregate market value of the voting and non-voting share of Common Stock held by non-affiliates was approximately $20,898,000, based on the closing trading price for the common equity as of March 26, 2004. On March 26, 2004 the number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 56,682,749.

     Transitional Small Business Disclosure Format:

Yes ☐	No ☒

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

     As used herein, the terms “Company”, “we”, “our” or “us” refer to Far East Energy Corporation, a Nevada corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. Our United States office is located in Houston, Texas, and we have offices in Beijing and in Kunming, Yunnan Province of the People’s Republic of China (“PRC”).

     We have been in the development stage, and to date our activities have mainly included initial organization, capital formation, acquisition of mineral leases and/or production sharing contracts giving us the right to explore for, develop, produce and sell oil and gas or coalbed methane, and, notably, we have now drilled our first three wells in Yunnan to total depth. The drilling program will continue as described hereinbelow. In October 2003, we drilled our first well on the Enhong-Laochang coalbed methane block in the Yunnan Province of the PRC. On January 8, 2004, we spudded our second well on the Enhong-Laochang Block and the well reached total depth on February 18, 2004. Our third well in China (the FCY-EH01well) was spudded on March 16, 2004. The well is located on Far East’s Enhong Block in Yunnan Province near Shang Sheshui Village. This is the third of five exploration wells which are expected to be drilled and completed by the early summer of 2004.

     On January 25, 2002, we entered into a production sharing contract with the China United Coal Bed Methane Corporation (“CUCBM”). The PRC has granted CUCBM the exclusive authority to explore, develop, and produce coalbed methane in cooperation with foreign enterprises. Our contract with CUCBM gives us authority to jointly explore, develop, produce and sell coal bed methane (CBM) gas in and from a total area of 1,072 square kilometers or 265,000 gross acres (between 643.2 and 1072 net square kilometers or between 159,000 and 265,000 net acres for the Far East Energy share, depending upon the extent to which CUCBM decides to participate) in the Enhong and Laochang areas of Yunnan Province, PRC (whose closest cities are Qujing City and Kunming). The production sharing contract was formally ratified by PRC’s Ministry of Commerce (formerly known as the Ministry of Foreign Trade and Economic Co-operation) on December 30, 2002. Our contract commits us to drill five (5) exploration wells and eight (8) pilot exploration wells in Yunnan province during an initial three-year exploration and production period. Pilot exploration wells refer to the drilling of wells aimed at evaluating, through pilot production of coalbed methane, the potential commercial value of coalbed methane in a specific area. This does not imply the existence of proved reserves. We have the right to earn a minimum of 60% interest in the joint venture, with CUCBM retaining the remaining 40%. In the event that CUCBM elects to participate at a level less than 40%, their interest will be reduced proportionately, increasing our participating interest. After completion of these exploration and pilot wells, CUCBM has the right to contribute up to forty percent (40%) of further expenditures in return for a 40% interest in the project.

     We have another production sharing contract with CUCBM covering the Zhaotong area of Yunnan Province (closest city is Zhaotong City), which has not yet received required government approval. Upon ratification of this contract, we would have the right to earn a minimum 60% interest in the joint venture, with CUCBM retaining the remaining 40%. In the event CUCBM elects to participate at a level less than 40%, their interest will be reduced proportionately, increasing our participating interest on a total of 200 square kilometers or 49,000 gross acres (between 120 and 200 net square kilometers or between 30,000 and 49,000 net acres based on CUCBM’s level of participation). CUCBM notified us on November 11,

2003, that the Zhaotong production sharing contract has not yet been ratified because the Ministry of Land and Resources of China has not yet received ‘the reply on the Yunnan Zhaotong project from the local governmental departments in Zhaotong City’. These responses from governmental departments in Zhaotong city are needed before CUCBM can forward its recommendation for approval to the Ministry of Commerce. CUCBM stated that it ‘will continue to pursue the early approval of the Ministry of Commerce to the Contract of Yunnan Zhaotong CBM project as soon as CUCBM obtains the CBM exploration license of Zhaotong.’ The Zhaotong contract specifies that we can commence an exploration program of two (2) exploratory wells and four (4) pilot wells. If the contract is ratified in early 2004, we believe that the first exploration well in the Zhaotong Block can be spudded in late 2004.

     Our wholly owned subsidiary, Far East Montana, Inc. acquired Newark Valley Oil & Gas Inc. (“Newark”), as of December 31, 2002, through a merger which was completed on January 21, 2003. The original agreement terms of the merger agreement, which was dated December 31, 2002, concerning payment and fund raising was amended on June 19, 2003. The merger required that we raise $2,000,000 in financing on or before June 21, 2003. In the Amended Plan of Merger Agreement the requirement to raise $2 million was extended to December 31, 2003. The deadline for the raising of $2 million was extended because Far East appeared unlikely to raise sufficient financing in time to meet the June 21, 2003 deadline. We satisfied this requirement by generating in excess of $5 million in financing through an accredited investors offering that closed on October 7, 2003. As of December 31, 2003, all obligations related to the Newark acquisition were satisfied.

     The aforementioned contingency required that the Company use its best efforts to secure additional financing in the amount of $2,000,000 within 120 days from the date of closing (December 31, 2002). In the event such financing was not secured within 120 days of Closing, the Company would have been in default of this Agreement and the transaction would have been subject to rescission. In the event of rescission, the Company would have transferred all of the outstanding equity interests in Newark to North American. North American would have returned to the company the 1,600,000 restricted common shares of the Company. However, North American would have retained any monies tendered pursuant to the Agreement.

     Due to the significance and uncertainty of this contingency the effect of the transaction was not recorded by the Company until the contingency was resolved in September of 2003. The results of operations of Newark have been included in the consolidated financial statements from September 2003 forward.

     The aggregate acquisition price was $2,409,000, which included cash in the amount of $600,000, assumption of liabilities of $375,000, ongoing payment of annual lease expense and legal fees, and 1,600,000 share of the company’s common stock valued at $1,231,000. The value of the restricted stock was determined based on the market price of the shares on the date of the agreement.

     As a result of the merger with Newark, we now own undeveloped oil, gas and mineral rights and interests in approximately 147,535.10 net acres (165,000 gross acres) in eastern Montana (Phillips and Valley Counties, Montana) and are in the process of developing plans for an exploratory drilling program which it is hoped will demonstrate the existence of gas in commercial quantities. Between January 28, 2003 and September 30, 2003, the Company acquired an additional 1,643 acres of oil and gas leases in eastern Montana in exchange for our consideration of $ 15,690. These leases are contiguous or nearly contiguous with the leases already acquired in the Newark Valley Oil & Gas merger. Revenue is not expected to be generated from the Montana venture until 2005. Acquired acreage is subject to royalty and overriding royalty interest ranging from 14 to 18%.

     In addition to the two production sharing contracts with CUCBM, on March 19, 2003, we entered into a Memorandum of Understanding (“MOU”) with a Conoco Phillips subsidiary, Phillips China Inc., which sets forth the terms and conditions of an agreement for our acquisition of a net undivided forty percent (40%) of Phillips’ seventy percent (70%) interest in both the Shouyang PSC (near Taiyuan City) and the Qinnan PSC (near Jincheng and Qinshui). On July 17, 2003, we signed two Farmout Agreements with Phillips on the Qinnan and Shouyang CBM blocks in Shanxi Province, P.R.C. and also signed an Assignment Agreement on the two blocks. These agreements formalized our acquisition of an undivided forty percent (40%) working interest from Phillips’ (70%) interest, with CUCBM retaining the remaining thirty percent (30%). The Assignment Agreement and appropriate amendments to the PSCs, substituting Far East Energy for Phillips China as the principal party and Operator was approved by CUCBM on March 15, 2004 and final ratification was received from the PRC’s Ministry of Commerce on March 22, 2004.

     The Farmout Agreements require that we fracture stimulate and production test three exploration wells that were drilled by Phillips China, and pay 100% of the cost for these tests (we will later recover the other working interest participants’ share of these costs if they elect to participate after the completion of Phase 2 as described below). Upon the satisfactory completion of the fracing and testing, which we expect to begin in June or July now that the Ministry of Commerce has provided ratification, we have the option to extend into the second phase of exploration by drilling three (3) additional wells. We estimate the cost of drilling these wells to approximate $1.5 million if the wells are vertical wells and $3 million if these wells are drilled horizontally. Our best estimate for the cost of the average horizontal well, assuming we eventually move into actual development, is about $800,000 per well; but we have estimated the cost of these first three horizontal wells at $1 million apiece to cover contingencies and problems that may arise as we first employ horizontal technology in these fields. In the event we decide to extend into the second phase, we will be responsible for 100% of the costs of exploration and the drilling of three (3) second phase wells. In the event we successfully complete the second phase, Phillips China will have the option to elect to either retain its net undivided thirty percent (30%) participating interest, or take a five percent (5%) overriding royalty interest (“ORRI”) on the contractor’s overall Participating Interest share under the PSCs. The ORRI will be capped at five percent (5%) of the current contractor’s seventy percent (70%) Participating Interest, or a three and a half percent (3.5%) ORRI on a one hundred percent (100%) interest basis. After the second phase, CUCBM will also have the option to elect to participate as a working interest partner for anywhere from a net undivided participating interest of zero to thirty percent (30%). Under the terms of the Farmout Agreement, within thirty (30) days of final approval of the Assignment by the Ministry of Commerce, we must post a $1,000,000 bank guarantee or surety bond to act as a work performance guarantee covering all aspects of the evaluation and work program to test the three existing wells, which the Company is attempting to obtain now. We estimate the cost of a surety bond to be in the range of $200,000. Alternatively, the Company may place $1,000,000 in an interest-bearing escrow account in order to avoid the unrecoverable expense of a surety bond.

     To generate revenue in China prior to the point at which production reaches pipeline quantities, we may elect to construct liquefied natural gas (LNG) facilities on our properties. However, we believe an LNG company may decide to construct such facilities at their own cost.

     This would allow gas to be produced and sold in the period before we achieve production in sufficient quantities to justify constructing short connecting pipelines to the Shangjing II and West-East pipelines in the Shanxi Province, or before a pipeline or other offtake facility is operational in the Yunnan Province. A 100 ton/day LNG facility, which would absorb approximately 5 million cubic feet of gas per day, would cost $10-15 million to construct. A 1000 LNG ton/day facility capable of absorbing 50 million cubic feet of gas per day would cost approximately $75 million. Again, while we may opt to construct LNG facilities, it is quite possible that an LNG concern may decide to construct such facilities near our properties at their own cost. We may construct pipelines to move gas from our fields to either municipalities or other pipelines. We estimate the cost to construct a pipeline in the Enhong and Laochang areas to be approximately $28 million. Our farmout agreement from ConocoPhillips provides us with rights to two separate blocks; the Shouyang block, approximately 40 km south of the Shangjing II Pipeline to Beijing, and the Qinnan block, approximately 10 km north of the West-East Pipeline to Shanghai. We estimate the cost to construct pipeline connections from the Shouyang and Qinnan blocks to the Shangjing II and West-East Pipelines, respectively, to be approximate $63 million. We are delaying any decisions regarding the construction of LNG facilities or pipelines until such time as significant gas volumes are achieved. We believe this delay may allow us to avoid construction costs to the extent other entities (attracted by our gas), have constructed, are constructing or are planning to construct, such facilities.

Production of Coalbed Methane Gas

     Our primary focus is on the development of coalbed methane gas in China. For reference purposes, it is noteworthy that eight to ten percent of all current natural gas production in the United States comes from coal beds, or underground coal seams. Natural gas is basically methane gas. In fact, coal can contain 3-6 times the natural gas per ton of rock that a conventional natural gas reservoir contains assuming that both reservoirs have comparable pressures. Coalbed methane exploration and production involves drilling into a known coal deposit and extracting the gas that is contained in the coal.

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

     Most coal beds contain gas. The gas adheres to the microscopic surfaces of the coal. This is called adsorption (meaning on the surface, not to be confused with absorption, which means to be inside of something). On a molecular level, the gas molecules attach to the coal’s internal microscopic pores. Since coal is also basically carbon, the attraction of the gas to the solid is very natural.

     Even after a coalbed has been identified as containing a commercial quantity of gas, a remaining crucial factor is to be able to retrieve the gas from the coal. This requires that the coal have sufficient permeability, which means that the gas can migrate, or flow, through the coal to the gas well that has entered the coal seam. Permeability is based upon how many fractures, or cleats, the coal has and how close they are to each other. The more cleats coal has, the better the coal’s permeability.

     Gas within coal beds becomes mobile primarily through the flow mechanism of the coal, which is from the cleats. Gas is stored in the micropores of the coal. When the water in the coal seam is produced, the pressure in the coal cleat is reduced; gas is released and diffuses into the cleats. Gas flows to the well bore through the cleat system as well as any of the other cracks, crevices and fractures that the coal bed has. The looser the particles and the more spaces, fractures, cracks or air space a solid has the easier it is for something to flow through it. Hence if a reservoir has a high permeability, the better the production will be.

     Coal seams have many different characteristics. You could have an unacceptably low permeability seam, but with enough thickness, the otherwise deficient permeability would be overcome. In this case, the gas would flow out slowly, but because the coal seam is thick, more of the slow flowing gas would be produced since you have a thick area from which to collect the gas.

Coal Ranking

     Methane or natural gas is contained in all ranks of coal. The most gas is contained in the highest rank coal, which is called anthracite. Unfortunately anthracite has very low permeability. Semi-anthracite coal typically has higher quantities of gas than anthracite coal, but may still contain significant cleats (fractures) as well, making it more permeable. Far East Energy’s ConocoPhillips project is semi-anthracite coal that has a favorable cleat structure, which should make the permeability favorable.

     The next lesser coal rank is bituminous coal that contains less gas per ton but usually has a good cleat structure, which allows for better flow or permeability of the gas through the coal. Far East’s other major projects, Enhong and Laochang have bituminous and semi-anthracite coal.

Isotherm Tests

     Isotherm tests are lab tests that identify how much gas can be released from a ton of coal at various temperature and pressure levels. These tests provide important information on the saturation level of the coal. All three of Far East’s projects have produced favorable isotherm tests meaning saturation levels are favorable. In fact, gas content from the Shanxi Project on the Qinnan and Shouyang blocks in China compares favorably with that of typical coal from the San Juan Basin and Black Warrior Basin – both prolific U.S. CBM basins.

Comparable Isotherm Tests

Basin	Cu. Ft. per Ton	Depth
San Juan (New Mexico)	300-700	1900'
Black Warrior (Alabama)	250-500	2,000'
Far East’s Shanxi Project	400-1000	1,800'
Far East’s Yunnan Enhong-Laochang Project	200-500	2,000'

Dewatering

     To produce methane from coalbeds, water must be removed from the coal seams to decrease reservoir pressure and release the gas. After desorption (from the coal matrix, the gas diffuses through the coalbed’s cleats and fractures toward the well bore. Substantial dewatering of the coalbed is required initially. Water production declines as methane gas production increases. Produced water disposal presents major economic and environmental challenges for operators. These costs alone can determine the feasibility of coalbed methane projects.

Horizontal Drilling

     A potentially significant development is the ability to engage in horizontal drilling. This would allow a well bore to be in contact with hundreds of feet of coal since the drill stem, when it hits the coal seam, is redirected from a downward angle to a horizontal plane and simply follows the coal bed for hundreds of feet (sometimes 500 feet) in various directions. This access would change the dynamics of the gas recovery dramatically. In a normal well you would have to drill an 8-inch hole contacting and hollowing out a coal seam 10 feet thick. With horizontal drilling, you could go directly along the coal seam for hundreds of feet or more in many directions, increasing your contact area thereby increasing efficiency by 10-20 times. Of course, horizontal wells are more costly than traditional wells, but offer significantly more potential in reduced surface facilities and increased production rate.

     The benefits of horizontal drilling for coalbed methane are far more profound than for conventional oil and gas wells because of the greater exposure of the coalface to flow. This allows significantly more gas production on a daily basis than can be achieved with conventional vertical stimulation techniques. We will consider utilizing horizontal drilling if it successfully concludes the exploratory phases of our contracts.

Competition

     The Company will be operating in the competitive area of natural gas exploration, development and production in China and Montana. The Company’s competitors include major integrated oil and gas companies and substantial independent energy companies, many of which possess greater financial and other resources than the Company. We conduct our operations in the competitive area of natural gas exploration, development and production in China and Montana.

Regulations

     The Company’s operations will be subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for any pollution resulting from the Company’s operations. The cost of complying with these environmental laws is expected to be $500 per well per year.

Market for Gas

     In 2003 China became the world’s second largest user of petroleum (behind the United States). With the vast natural resources, China is also becoming one of the largest importers of oil and gas in the world. Demand is project to outpace the rest of the world over the next decade.

     Our competitors include major integrated oil and gas companies and substantial independent energy companies, many of which possess greater financial and other resources. Any sales we secure could be adversely affected by a sustained economic recession in China. As our operations and end user markets are primarily in China, a sustained economic recession could result in lower demand or lower prices for the natural gas to be produced by the Company. However, with government mandates requiring reduced dependency on coal and increased usage of natural gas, demand appears likely to grow steadily, at least in the near term.

Employees

     As of March 26, 2004, the Company had a total of sixteen (16) employees, all of which were employed full-time.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company office is located at 400 N. Sam Houston Parkway East, Suite 205, Houston, Texas 77060. The office, which consists of approximately 2,200 square feet, is leased through May 31, 2007 at a cost of $2900 per month.

     Undeveloped Lease Acreage

     As of December 31, 2003, we owned leasehold interests (or, in the case of Chinese properties, had rights under production sharing contracts) covering the following undeveloped lease acreage.

United States:

	Gross Acres	Net Acres
Phillips & Valley Counties, Montana	167,153	149,419

China:

		Net Acres (1)
	Gross Acres	Maximum	Minimum
Enhong and Laochang Areas,	265,000	265,000	159,000
Yunnan Province
Zhaotong Area, Yunnan Province (2)	49,000	49,000	30,000
Qinnan and Shouyang Blocks, Shanxi Province	1,058,000	1,058,000	423,200

(1) Our rights to develop properties pursuant to production sharing contracts on the above listed Chinese properties are subject to the right of CUCBM to elect to participate in development. If they elect to participate, CUCBM, in its discretion, may proportionally reduce our net acreage from the maximum amount indicated above to the minimum levels shown. If they elect not to participate at all (in Enhong, Laochang, and Zhaotong, CUCBM can elect to participate at anywhere from 0 to 40%, and in Qinnan and Shouyang, anywhere from 0 to 30%), our net acreage levels will be at the maximum shown above.

(2) The Zhaotong Area contract has not yet been ratified by CUCBM, and if it is not ratified we will have no right to develop this acreage.

ITEM 3. LEGAL PROCEEDINGS

     Jawarahlal Gondi, a director of the Company, has filed a claim against the Company for unpaid compensation and expenses and an unpaid promissory note incurred during 2003. The Company has denied his claims for compensation and on the note, which total approximately $139,000. It has acknowledged some of the expense claims and has paid them in part. At December 31, 2003, the unpaid expense claims amounted to approximately $71,000, and the Company recorded a liability of $71,000 on its financial statements for the claimed expenses at December 31, 2003. After December 31, 2003, approximately $14,500 in expense claims were paid, and the Company has acknowledged owing Mr. Gondi approximately $44,000 in additional expenses claims. To the Company’s knowledge, as of the date of this report, no legal action has been filed against the Company in respect of these claims.

     The Company has no knowledge of any other pending or threatened material litigation, settlement of litigation, or other material claim involving the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company’s security holders during the fourth quarter of 2003 that have not otherwise been disclosed.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the OTC Bulletin Board under the symbol “FEEC”. The table below sets forth the high and low sales prices for the Company’s common stock for 2002 and 2003. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. All figures reflect an eighteen-for-one (18-for-1) forward stock split that became effective on January 1, 2002.

Year	Quarter	High	Low
2003	First	$4.30	$2.80
	Second	$2.70	$0.40
	Third	$2.34	$0.69
	Fourth	$3.62	$1.35

2002	First *	$3.95	$2.50
	Second	$4.49	$3.15
	Third	$4.52	$3.19
	Fourth	$4.60	$3.60

     *Trading in our common stock on the OTC BB did not begin until approximately January 31, 2002.

Shareholders

     A total of 56,682,749 shares of common stock were outstanding as of March 26, 2004, held by approximately 860 beneficial owners.

Dividends on the Common Stock

     We have never declared a cash dividend on our common stock and do not anticipate the payment of future dividends. There are no restrictions that limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities

     From April 30, 2003 through October 7, 2003, the Company effected private placement sales of 8,935,960 investment units at $0.65 per unit to approximately ninety-six (96) accredited investors, of whom twelve (12) reside in the United States or are U.S. citizens. Each investment unit consists of one share of common stock and a warrant to purchase one share of Common stock at $1.00. The Warrants may be exercised immediately after issuance until the earlier of (i) two (2) years from the date of the Warrant Agreement, or (ii) the date upon which the Warrants are redeemed by the Company (which may occur at $.01 per share in the event the Company provides at least 30 days prior written notice, the average closing price of the common stock for the 15 days prior to such written notice exceeds $2.00, and the Company limits its redemption to 25% of the Warrant holder’s total purchasable shares per month).

     Total proceeds from the sale of these securities were $5,908,374. This private placement was made pursuant to exemptions from registration under Sections 3(b) and 4(2) of the Securities Act of 1933. A commission of ten percent (10%) was paid to the brokers who introduced the Company to these accredited investors, all of whom have had prior business relations with their broker. Net of fees and sales commissions and through the close of the offering on October 7, 2003, we received approximately $5,060,113. Since the close of this offering on October 7, 2003, and subsequent to December 31, 2003, we issued to forty-eight persons an aggregate of 1,637,964 shares of common stock upon the exercise of warrants granted in the offering, upon our receipt of an aggregate exercise price of $ 1,637,964.

     Subsequent to December 31, 2003 the Company initiated redemption of 25% of warrants issued in the offering that closed October 7, 2003 pursuant to the warrant agreement. The majority of the warrants exercised were in response to this warrant call.

     On January 9, 2003, the Company sold 60,000 shares of its common stock at $2.50 per share to one (1) offshore-accredited investor for total offering proceeds of $150,000. After payment of a ten percent (10%) commission, or $15,000, to the broker who introduced this offshore person to the Company, net proceeds were $135,000. This sale was made pursuant to exemptions from registration under the Securities Act of 1933 (the “Act”), including but not limited to Sections 3(b) or 4(2).

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Forward-looking Information

     This information statement contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward- looking statements after the date of this information statement to conform such statements to actual results. The foregoing management’s discussion and analysis should be read in conjunction with our financial statements and the notes herein.

2004 Plan of Operation

Yunnan Province, China

     We spudded our first well on the Enhong-Laochang coalbed methane block in Yunnan Province on October 26th, 2003. The FCY-LC01 reached total depth of 825 meters (2,722 feet) on November 30, 2003. A total of 15 mineable coal seams were penetrated during the drilling of the well, with a total thickness of 29.40 meters (97 feet), which we consider to be excellent. The coring of the coal samples showed a recovery rate of 94.8%. In addition, the drilling revealed four targeted major coal seams with a total thickness of 16.30 meters (54 feet), all within an interval of about 110 meters (363 feet), which we believe are favorable for fracturing and production of CBM. Testing of 18 desorption samples from the well resulted in gas content estimates of approximate 650 cubic feet per ton of coal.

     On February 18, 2004, we concluded drilling our second well in the Enhong-Laochang Block and began conducting desorption testing. Total depth of this second well reached 420 meters (1344 feet), penetrating 15 coal seams with a thickness of 16.7 meters (53.4 feet). The total thickness of the coal seams targeted for potential production was 6.6 meters with a recovery rate of 70%. Estimated gas content, based on preliminary desorption results is approximately 10 cubic meters per ton of coal, or about 350 cubic feet per ton of coal.

     Despite the strong results from these first wells we still cannot provide assurances that commercial viability will be achieved. Profitable production from this well is subject to the following risks, among others:

•	Two CBM wells cannot produce enough gas to achieve commercially viability. We must complete several more CBM wells in near proximity to each other in order to make it feasible to begin production from any of them.

•	No gas pipeline, LNG plant, or other offtake candidate currently exists to take gas from these wells, and it is not likely that any such facilities will be built until favorable results are obtained from several more wells.

•	Actual production may vary materially from preliminary test results. Actual production from the well may be at recovery rates and gas quality materially worse than our first indications.

     Our third well in China (the FCY-EH01well) was spudded on March 16, 2004. The well is located on Far East’s Enhong Block in Yunnan Province near Shang Sheshui Village. This is the third of five exploration wells that are expected to be drilled and completed by the early summer of 2004.

     Between March and May 2004, we expect to select the sites for the two remaining required exploration wells and begin drilling them. If these wells are traditional vertical wells, we anticipate that by the end of the summer 2004, all will be undergoing, or will have undergone, production testing. In that case, full associated costs for the Enhong-Laochang project through the third quarter of 2004 (including drilling and testing the first 5 wells, plus associated CUCBM expenses) are expected to approximate $3.5 million. If it is determined to drill these wells horizontally, then drilling operations may be delayed until November or December 2004, provided weather will permit the rig movement to these locations. In the event we pursue horizontal wells, we anticipate that by the end of the Fall of 2005, the first five wells will either be in the process of, or already completed, production testing. We expect to fund these activities with our existing capital, the exercise of warrants issued to investors in our recently completed offering, and funds to be raised from the offering being conducted outside the US in the first half of 2004.

Shanxi Province, China

     We have entered into farmout agreements and an assignment agreement with Phillips China, Inc., a subsidiary of Conoco Phillips, Inc., in which we agreed to acquire a net undivided 40% of Phillips China’s 70% interest in two production sharing contracts in Shanxi Province. As currently structured, we have a 40% interest in the projects, Phillips China has a 30% interest and CUCBM has a 30% interest. The Assignment Agreement and appropriate amendments to the PSCs substituting Far East Energy for Phillips China as the principal party and operator was approved by CUCBM on March 15, 2004 and final ratification was granted by the PRC’s Ministry of Commerce on March 22, 2004.

     The agreements obligate us, at our expense, to fracture stimulate and production test three exploration wells that were drilled by Phillips China. We anticipate the cost of these efforts to be $300,000 per well. We expect to begin fracing and testing no later than late summer of 2004. If testing proves satisfactory, we have the option to give notice to extend into the second phase of exploration by drilling three (3) additional wells, also at our expense. If we successfully complete the second phase, Phillips China will have the option to elect to either retain its net undivided thirty percent (30%) participating interest, or take an overriding royalty interest which will be capped at 3.5% of the total revenue interest.

     In the first nine months of 2004, we expect to spend approximately $1,800,000 to perform the required tests, cover costs related to CUCBM salary fees, training fees, exploration fees and assistance fees required by the production sharing contracts for these projects, and to pay ConocoPhillips $76,052 for CBM equipment and materials associated with the project.

     If the test results for the three existing wells are favorable, we expect that approximately $7.5 million will be required to drill and test the next seven wells on these properties. It is possible that these funds could be utilized as early as the last half of 2004. This anticipates that most, if not all, of these wells will be horizontal wells, and does include the cost of fracing and testing as well as drilling.

     Our agreements with ConocoPhillips require us to post a $1,000,000 bank guarantee or surety bond within 30 days of Ministry of Commerce approval, to guarantee performance of the evaluation and work program to test the three existing wells. We estimate that securing this surety bond will cost between $150,000-250,000, although we may elect or have to place $1 million into escrow to satisfy this bond. An additional $900,000 bond will be required if we enter the second drilling phase. The cost of the additional bond is expected to be similar to the first bond. We have the option to escrow the full amount of each required guarantee in lieu of a bond. Required funding for these activities is expected to come from a combination of existing capital, the exercise of warrants issued to investors in our recently completed offering, and funds to be raised in outside the US.

China Pipeline Access

     In the Qinnan Block the West-East pipeline has the capacity of 1,000 MMcfpd. The Shanjing II pipeline is a 40” line which would also have a 1,000 MMcfpd capacity and will run just north of our Shouyang Block. In the Qinnan and Shouyang areas we estimate that we will eventually expend approximately $63 million for two short connecting pipelines with 850 MMcfpd of capacity to the Shanjing II and West-East pipelines (about 30 miles in total for the two connecting pipelines).

     In the Yunnan area we have included a cost of $28 million for a 30-mile pipeline with a capacity of 350 MMcfpd. At the present time there are no pipelines to move gas for any great distance in the Yunnan Province, and gas will have to be sold to the local communities.

     Gas sales in these China blocks can also be achieved through development of LNG. A 100-ton per day LNG plant will cost about $10 million to develop and take about 2 years for construction. A 1000-ton per day LNG plant would cost about $75 million with construction time close to 2 years. These costs may be carried by an LNG company that would build the plants for the gas. It is very possible that first gas sales from our China property will be through the development of LNG plants close to our property.

Eastern Montana

     Through our wholly owned subsidiary Newark Valley Oil & Gas, Inc., we are developing plans for an exploratory drilling program on our Montana leases, which we hope will demonstrate the existence of gas in commercial quantities. However, our first priority is to complete our exploration obligations in China because our properties in China clearly represent our greatest opportunity for strong return on investment. We expect to expend approximately $250,000 in the first half of 2004 to pay lease rentals in Montana and to conduct the necessary evaluations and planning for a drilling program. These funds will come from existing capital and/or the exercise of warrants issued in a financing concluded in October 2003. The projected drilling program for China (Yunnan and Shanxi) outlined above is anticipated to be financed through funding generated through a current offering being made outside the US, plus cash-on-hand and the exercise of warrants issued to investors in our recently completed offering. Should we succeed in raising more than $8 million in a current offering, the excess above $8 million will be applied primarily to increased activities in Montana and some enhancements to our drilling program in China. Specifically, in Montana, should such funds be available, we would expend between $1.5 and $2 million to drill ten shallow wells as well as stimulate and construct a gathering system. Assuming good results for the first ten well program, we may then proceed to drill an additional 20 to 30 wells in 2005 to evaluate the potential of constructing a pipeline to gain greater access to gas markets on the Northern Border Pipeline. The cost of constructing a pipeline is estimated at $5 to $6 million. Continued development of this property could accelerate once a pipeline is constructed and reach a pace of 50 to 75 wells per year for a period of four to five years, at a cost of $8.5 to $12.7 million per year.

Montana Pipeline Access

     We can get into the Bitter Creek Gathering System which has a capacity of about 2,000 Mcfpd at the present time. If development were to continue and Bitter Creek were unable to move all the available FEEC gas it is possible to lay a 8” to 10” line to Northern Border Pipeline which is approx 25 to 30 miles north of our acreage at a cost of about $4 to $6 million.

Capital Commitments, Resources and Liquidity

     We believe that we have sufficient cash to fund operating needs and financial obligations through the end of the second quarter of 2004. We anticipate incurring approximately $4 to 5 million in exploration and development expenses in the first half of 2004. This figure could be as high as $6 million if we elect to post cash reserves in lieu of performance bonds as required by the ConocoPhillips agreements in Shanxi (See, 2004 Plan of Operation – Shanxi Province, China).

     Our ability to continue as a going concern depends on our ability to raise substantial funds for our development activities and to fund general and operating expenses. We do not expect to receive significant revenues from operations in China until at least late 2006. If we elect to pursue a drilling program in Montana in the last half of 2004, we could generate revenues during 2005, although we have not resolved to pursue drilling in Montana as of April 1, 2004. To generate revenue in China, we may need to construct a liquefied natural gas (LNG) facility in Yunnan, and in Shanxi we will need to construct short pipelines to connect to the Shangjing II and West-East Pipelines. These facilities, their potential cost, and the possibility that other parties may construct LNG facilities is set forth above in our Description of Business.

     We are currently seeking to raise approximately $16 to $20 million in an equity offering outside the US. The offering is being made in reliance on the exemption from registration requirements of the Securities Act contained in Regulation S promulgated by the Securities and Exchange Commission. If this offering is fully subscribed, management believes that we will meet all of our contractual obligations in China and Montana for 2004, and also be able to undertake a drilling program much more robust than required by the minimal obligations of our PSCs. We project that such a program would include:

•	Drill up to twelve more exploratory wells on the Enhong and Laochang blocks in Yunnan, in addition to the well drilled in 2003;

•	Frac and test the three existing wells in Shanxi as provided in the agreements with Phillips China;

•	Drill and test up to seven additional exploration wells in Shanxi; and

•	Drill and test up to twenty wells and construct a gathering system in Montana.

     We estimate the total costs for the above activities inclusive of our contractual minimum obligations in Yunnan and Shanxi Provinces, China, and in Montana, and for general and administrative expenses, will be from $15 to $30 million.

Results of Operation

     The following discussion should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the year ended December 31, 2003 as compared to the year ended December 31, 2002.

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

     The Company had no operating revenue for the year ended December 31, 2003 and no revenue for the same period in 2002 The Company’s total expenses for the year ended December 31, 2003 increased by 70% to $3,665,000 as compared to $2,144,000 for the same period in 2002. The expenses we incurred in 2003 as compared to 2002 are set forth in the table below.

			Percentage increase
Expenses *	2003	2002	(+) or decrease (-)
Geologic & Engineering Services	179,000	380,000	(-) 53%
Other Consulting & Professional Services	235,000	296,000	(-) 21%
Compensation	829,000	596,000	(+) 39%
Travel	334,000	575,000	(-) 42%
Legal & Accounting	411,000	66,000	(+) 522%
General & Administrative	667,000	231,000	(+) 188%
Total	$3,665,000	$2,144,000	(+) 70%

* Note that these expenses may not represent all actual expenditures in the above categories as a result of our ability to capitalize certain expenditures.

     Geologic and engineering services decreased by approximately $201,000 or 53% from $380,000 in 2002. The Company spudded its first exploratory well in 2003 and capitalized related geologic and engineering expenses of approximately $135,000. Additionally, the Company reduced its dependence out outside consultants and employed in-house geologists.

     Other consulting and professional services decreased by approximately $61,000 or 21% from $296,000 in 2002 due to increased dependence on employees and a related reduction in monthly retainer fees paid for fundraising.

     Compensation increased approximately $233,000 or 39% due to hiring certain individuals who provided consulting services in 2002 and also due to severance expenses resulting from changes in senior management during 2003.

     Travel costs decreased approximately $241,000 or 42% from $575,000 in 2002. During 2002 the Company incurred significantly more overseas travel by US personnel as management and consultants pursued several potential foreign concessions and actively promoted investment in the Company. During 2003 travel costs decreased as the Company focused on planning a development program of concessions won during 2002.

     Legal and accounting expenses increased approximately $345,000 or 522% from $66,000 in 2002. During 2002, approximately $90,000 was capitalized as acquisition costs of properties and foreign concessions. The increase in the Company’s planning and development of properties and expanded operations during 2003 increased the professional fees required to comply with SEC reporting requirements. Further costs were incurred to address the SEC’s investigation regarding ownership of the Company’s stock, to respond to related SEC subpoenas and to address other ongoing legal matters related to the threatened litigation discussed elsewhere within this 10K-SB. Finally, the Company incurred costs related to its private placement offering of stock to investors outside of the United States.

     General and administrative expense increased approximately $436,000 or 188% from $231,000 in 2002. Included in this increase is $248,000 for assistance, training and professional fees paid to CUCBM pursuant to the production sharing contracts ratified on December 31, 2002. Additionally, the Company temporarily engaged management and accounting personnel on a contract basis. Finally, the Company incurred increased overhead expenditures as it established and expanded operations in China.

     These increased expenses resulted in our operating loss increasing to $ 3,721,000 for the year ended December 31, 2003, as compared to $2,130,000 for the same period of 2002. As is the case with our increased expenses, our increased operating loss is also attributable to our increased efforts to explore, develop, extract and sell coalbed methane gas in China.

Liquidity and Capital Resources

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002.

     As of December 31, 2003, our primary source of liquidity was from sales of 8,935,960 investment units at $0.65 per unit to a group of accredited investors which resulted in our net proceeds of $5,060,113.

     Although there was a net loss from our operating activities, our cash resources increased. Net cash provided from financing activities increased to $5,416,000 for the year ended December 31, 2003 from $3,052,000 for the same period in 2002.

     Our current cash position is expected to satisfy our operating needs and financial obligations through mid-2004. We anticipate incurring expenses of approximately $2 million during the first half of 2004 associated with exploration and development activities. It is anticipated that significant equipment will be purchased. Additionally in the second quarter of 2004, we expect to (i) provide a $1,000,000 surety bond to ConocoPhillips in connection with the joint exploration and development by the Company and ConocoPhillips of coalbed methane projects in the Shanxi Province in China as well as (ii) incur expenses of approximately $250,000 for the Montana leases.

     We intend to continue financing efforts to support our current and proposed business operations in China and Montana. The ability of the Company to continue as a going concern is dependent upon its ability to raise substantial funds for use in development activities, and upon the success of the Company’s planned exploration and development activities. Since there can be no guarantee of future fundraising success, and since the success of exploratory drilling can never, by definition, be guaranteed, it must be stated that there is substantial doubt about the Company’s ability to continue as a going concern. However, management believes that the Company will continue to be successful in raising the funds necessary to explore for gas and, assuming success in those exploratory efforts, to raise the funds necessary for production and development. Management believes that, in the near term, the Company will be able to raise funds sufficient to assure satisfaction of its operating capital needs and financial obligations through December 31, 2004. These funds are anticipated to be raised through a combination of the exercise of warrants issued to investors in conjunction with the recently completed private offering and an additional accredited investors offering in the first quarter of 2004 being conducted outside the US.

U.S. Securities and Exchange Commission Trading Investigation

     In December 2003, we learned that the Company is the subject of an investigation by the U.S. Securities and Exchange Commission. We understand that the Commission is investigating whether anyone has issued false or misleading statements in an attempt to manipulate the price of our common stock, whether anyone has profited from selling stock at artificially high prices due to the manipulative statements, and whether any individual or group has failed to file ownership reports with the Commission as required for 10% or more stockholders under Section 16 of the Securities Exchange Act of 1934 or failed to file ownership reports with the Commission as required for 5% or more stockholders under Section 13 of the Securities Exchange Act of 1934. Management does not know of any acquisitions in excess of 5% of its outstanding shares, except for those described in previous 13D filings with the SEC. We have supplied information to the Commission in response to their information requests and intend to cooperate with their investigation. We do not know what the outcome of their investigation may be.

     The Exchange Act and SEC rules require that a person or group of persons who acquire more than 5% of a class of equity securities that are registered under the Exchange Act must report their holdings in a Schedule 13D filing with the SEC within 10 days after they become 5% shareholders, and must thereafter report changes in their ownership of the securities. In addition, Section 16(a) of the Exchange Act generally requires that owners of more than 10% of a class of stock that is registered under the Exchange Act, must report changes in their holdings within 48 hours of an acquisition or disposition of the securities.

     If a person or group owns a large block of stock of a publicly traded company, particularly if that stock is not subject to restrictions on its purchase and sale on the open market, there is a risk that the person or group could sufficiently control the market for the stock to drive the stock’s trading price stock up or down, and thereby the undisclosed control group could reap trading profits at the expense of other public investors. In addition, Schedule 13D requires owners of a control group of stock to disclose their intentions with respect to management or control of the company. Far East is making this announcement to alert the public that an undisclosed control group might exist.

Critical Accounting Policies

     Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. Note 1 to our consolidated financial statements included elsewhere in this Form 10-KSB, contains a comprehensive summary of our significant accounting policies. The following is a discussion of our most critical accounting policies, judgments and uncertainties that are inherent in our application of GAAP:

     Accounting for Oil and Gas Properties. Under the successful efforts method of accounting, we capitalize all costs related to property acquisitions and successful exploratory wells, all development costs and the costs of support equipment and facilities. Certain costs of exploratory wells are capitalized pending determination that proved reserves have been found. Such determination is dependent upon the results of planned additional wells and the cost of required capital expenditures to produce the reserves found. All costs related to unsuccessful exploratory wells are expensed when such wells are determined to be non-productive; other exploration costs, including geological and geophysical costs, are expensed as incurred. We recognize gains or losses on the sale of properties on a field basis.

     The application of the successful efforts method of accounting requires management’s judgment to determine the proper designation of wells as either developmental or exploratory, which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and application of industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Seismic costs incurred to select development locations within a productive oil and gas field are typically treated as development costs and capitalized. Judgment is required to determine when the seismic programs are not within proved reserve areas and therefore would be charged to expense as exploratory. The evaluation of oil and gas leasehold acquisition costs requires management’s judgment to estimate the fair value of exploratory costs related to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

     The successful efforts method of accounting can have a significant impact on the operational results reported when we enter a new exploratory area in hopes of finding oil and gas reserves. Seismic costs can be substantial which will result in additional exploration expenses when incurred. The initial exploratory wells may be unsuccessful and the associated costs will then be expensed as dry hole costs and any associated leasehold costs may be impaired.

     Impairment of unproved oil and gas properties. Unproved leasehold costs and exploratory drilling in progress are capitalized and are reviewed periodically for impairment. Costs related to impaired prospects or unsuccessful exploratory drilling are charged to expense. Our assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impacts the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future, as it may not be economic to develop some of these unproved properties. As of December 31, 2003, we had total unproved oil and gas property costs of approximately $2.9 million consisting of undeveloped leasehold costs of $2.4 million in Montana and unevaluated exploratory drilling costs of $497,000 incurred in China.

     Estimates of future dismantlement, restoration, and abandonment costs. The accounting for future development and abandonment costs changed on January 1, 2003, with the adoption of SFAS 143. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The accrual is based on estimates of these costs for each of our properties based upon the type of production structure, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based on numerous factors, including changing technology, the political and regulatory environment and, beginning in 2003, estimates as to the proper discount rate to use and timing of abandonment. The Company has not acquired any assets that result in a material future abandonment cost. Therefore, there is no provision in the accompanying consolidated financial statements.

     Income taxes. We provide deferred income taxes on transactions which are recognized in different periods for financial and tax reporting purposes. We also have deferred tax assets related to operating loss carryforwards. We periodically assess the probability of recovery of recorded deferred tax assets based on our assessment of future earnings outlooks by tax jurisdiction and record valuation allowances when this assessment results in a determination that recoverability is not likely. Such estimates and determinations are inherently imprecise because many assumptions are utilized in the assessments that may prove to be incorrect in the future. At December 31, 2003, we have recorded a valuation allowance for the full amount of net deferred tax assets.

     Assessments of functional currencies. Our Chinese operations use the Chinese Yuan as their functional currency. Management determines the functional currencies of our subsidiaries based on an assessment of the currency of the economic environment in which a subsidiary primarily realizes and expends its operating revenues, costs and expenses. The assessment of functional currencies can have a significant impact on periodic results of operations and financial position.

     We have also adopted SFAS No. 52, Foreign Currency Translation, which requires that the translation of the applicable foreign currency into U.S. dollars be performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in the consolidated statements of stockholders’ equity and comprehensive income.

     We apply SFAS No. 128, Earnings Per Share, for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings.

     We also apply APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock option plan and have adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation. Compensation cost for stock options granted has been recognized for certain options granted at an exercise price below market value. Other options granted had an exercise price equal to or greater than the market value of the underlying common stock on the day of grant.

ITEM 7. FINANCIAL STATEMENTS

     The Company’s financial statements for the fiscal year ended December 31, 2003 are attached hereto beginning on page F-1.

FAR EAST ENERGY CORPORATION
AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2003 and 2002
(With Independent Auditors’ Report Thereon)

Independent Auditors’ Report

The Board of Directors
Far East Energy Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Far East Energy Corporation and Subsidiaries (a development stage Company) as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended and for the period from the date of incorporation on February 4, 2000 to December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Far East Energy Corporation and Subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended and for the period from the date of incorporation on February 4, 2000 to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The Board of Directors
Far East Energy Corporation and Subsidiaries

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses since its inception and has no established source of revenues. Those conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

As described in Note 17 to the consolidated financial statements, the Company has restated its December 31, 2002 financial statements to correct the recorded amount of investment in joint venture and related liabilities.

March 12, 2004

Payne Falkner Smith & Jones, P.C.

Dallas, Texas

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

Consolidated Balance Sheet

December 31, 2003 and 2002

		2002
	2003	(Restated)
ASSETS
Current:
Cash and cash equivalents	$2,326,000	$1,008,000
Prepaids and other current assets	4,000	1,000

Total current assets	2,330,000	1,009,000

Property and equipment, net:	3,026,000	101,000
Intangible asset	217,000	175,000
Investment in joint venture	—	22,000
Other	—	143,000

	$5,573,000	$1,450,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$664,000	$253,000
Other liabilities	106,000	250,000
Outstanding stock options	930,000	—
Note payable	100,000	—

Total current liabilities	1,800,000	503,000

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 56,071,461 and 45,750,500 issued and outstanding at December 31, 2003 and 2002, respectively	57,000	45,000
Additional paid in capital	9,595,000	3,060,000
Deficit accumulated during the development stage	(5,877,000)	(2,156,000)
Accumulated other comprehensive loss	(2,000)	(2,000)

Total stockholders’ equity	3,773,000	947,000

	$5,573,000	$1,450,000

See accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

Consolidated Statement of Operations

For the Years Ended December 31, 2003 and 2002

	Cumulative
	During
	Development
	Stage	2003	2002
Revenues:
Interest income	$19,000	$6,000	$13,000
Foreign currency exchange (loss) gain	(1,000)	(2,000)	1,000

Total revenues	18,000	4,000	14,000

Expenses:
Geologic and engineering services	559,000	179,000	380,000
Other consulting and professional services	531,000	235,000	296,000
Compensation	1,425,000	829,000	596,000
Stock compensation	930,000	930,000	—
Travel	909,000	334,000	575,000
Legal and accounting	482,000	411,000	66,000
Mineral lease rent	60,000	60,000	—
Loss on investment in joint venture	22,000	22,000	—
Amortization of contract rights	58,000	58,000	—
General and administrative	919,000	667,000	231,000

Total expenses	5,895,000	3,725,000	2,144,000

Loss before income taxes	(5,877,000)	(3,721,000)	(2,130,000)
Income taxes	—	—	—

Net loss	(5,877,000)	(3,721,000)	(2,130,000)
Deficit-beginning of period	—	(2,156,000)	(26,000)

Accumulated deficit-end of period	$(5,877,000)	$(5,877,000)	$(2,156,000)

Earnings per share-Basic		$(0.07)	$(0.05)

Earnings per share-Diluted		$(0.06)	$(0.05)

See accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZFoodstop.com)

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

For the years ended December 31, 2003, 2002, 2001 and 2000

		Par Value
		Common Stock			Accumulated	Accumulated
				Additional	During the	Other		Total
	Date of	Number of	Par	Paid-in	Development	Comprehensive	Comprehensive	Stockholders’
	Transaction	Shares	Value	Capital	Stage	Loss	Loss	Equity
Shares issued	4/00 - 8/00	2,250,000	$2,000	$51,000	$—	$—		$53,000
Net loss		—	—	—	(11,000)	—	$(11,000)	(11,000)

Balance December 31, 2000		2,250,000	2,000	51,000	(11,000)			42,000
Net loss		—	—	—	(15,000)	—	$(15,000)	(15,000)

Balance December 31, 2001		2,250,000	2,000	51,000	(26,000)	—	—	27,000
18 for 1 Stock Split	1/1/2002	38,250,000	38,000	(38,000)	—	—	—	—
Sale of stock for cash	1/24 - 4/1/02	5,250,500	5,000	3,047,000	—	—	—	3,052,000
Stock issued in connection with acquisition in process	12/30/2002	1,600,000	2,000	6,718,000	—	—	—	6,720,000
Stock issued subject to acquisition completion		(1,600,000)	(2,000)	(6,718,000)	—	—	—	(6,720,000)
Comprehensive loss:
Net loss			—	—	(2,130,000)		$(2,130,000)	(2,130,000)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment			—	—	—	(2,000)	(2,000)	(2,000)

Total comprehensive loss		—	—	—	—	—	$(2,132,000)	—

Balance December 31, 2002		45,750,500	45,000	3,060,000	(2,156,000)	(2,000)		947,000
Sales of stock for cash	2/12/2003	60,000	1,000	134,000	—	—	—	135,000
	4/30 - 10/7/03	8,628,269	9,000	4,939,000	—	—	—	4,948,000
Warrants exercised	11/26, 12/4, 12/29/03	32,692	—	33,000	—	—	—	33,000
Conversion of notes payable	10/6/2003	307,692	—	200,000	—	—	—	200,000
Stock issued in completion of acquisition in process	9/30/2003	1,600,000	2,000	1,229,000				1,231,000
Comprehensive loss:
Net loss					(3,721,000)		$(3,721,000)	(3,721,000)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment						—	—	—
Total comprehensive loss							$(3,721,000)

Balance December 31, 2003		56,379,153	$57,000	$9,595,000	$(5,877,000)	$(2,000)		$3,773,000

See accompanying notes to consolidated financial statements

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly Ezfoodstop.com)

(A Development Stage Company)

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2003 and 2002

	Cumulative
	During
	Development
	Stage	2003	2002
Cash flows from operating activities:
Net loss	$(5,877,000)	$(3,721,000)	$(2,130,000)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	84,000	77,000	7,000
Stock option compensation	930,000	930,000	—
Loss on investment in joint venture	22,000	22,000	—
Increase in prepaid expense	(4,000)	(3,000)	(1,000)
Increase in accounts payable	664,000	411,000	253,000
Increase in other liabilities	106,000	106,000	—

Net cash used in operations	(4,075,000)	(2,178,000)	(1,871,000)

Cash flows from investing activities:
Net acquisitions of intangibles	(275,000)	(207,000)	(90,000)
Investment in joint venture	(22,000)	—	—
Investments in unproved oil and gas properties	(1,675,000)	(1,675,000)	—
Investments in property and equipment	(146,000)	(38,000)	(108,000)

Net cash used in investing activities	(2,118,000)	(1,920,000)	(198,000)

Cash flows from financing activities:
Net proceeds from the issuance of notes payable	300,000	300,000	—
Proceeds from the sale of common stock	8,188,000	5,083,000	3,052,000
Proceeds from the exercise of warrants	33,000	33,000	—

	8,521,000	5,416,000	3,052,000

Effect of exchange rate changes on cash	(2,000)	—	(2,000)

Increase in cash and cash equivalents	2,326,000	1,318,000	981,000
Cash and cash equivalents - beginning of period	—	1,008,000	27,000

Cash and cash equivalents - end of period	$2,326,000	$2,326,000	$1,008,000

See accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly Ezfoodstop.com)

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

1. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements include the accounts of Far East and its wholly owned subsidiaries, Newark Valley Oil & Gas, Inc. (Newark), Yunnan Huayi Eco-Tech Consulting Co. Ltd. (Eco Tech), Far East (BVI), Inc. (Far East BVI) and its Chinese joint venture entity, Guihzou Far East Panjiang Chemical Co. Ltd. (GFEPC). Far East is organized under the laws of the State of Nevada. Newark is organized under the laws of the State of Nevada. Far East BVI is organized under the laws of the British Virgin Islands. Eco Tech is a Chinese company. GFEPC is a Chinese joint venture. All significant intercompany balances and transactions have been eliminated in consolidation.

The following is a summary of the significant accounting policies used by Far East Energy Corporation and Subsidiaries (together referred to as the Company) in the preparation of its financial statements. These accounting policies conform to generally accepted accounting principles and practices generally followed within the mining and extraction industries. A description of the more significant of these policies follows.

Business

The Company was incorporated as Egoonline.com in the State of Nevada, United States of America on February 4, 2000 under the Nevada Revised Statutes, Chapter 78, Private Companies, and changed its name to EZfoodstop.com on April 26, 2000. EZFoodstop.com changed its name to Far East Energy Corporation on January 10, 2002.

The Company is in its development stage and to date its activities have been limited to initial organization, capital formation, acquisition of assets (assets being defined as mineral leases and/or production sharing contracts giving the Company the right to explore for, develop, produce and sell oil and gas or coalbed methane (CBM)), CBM well drill planning, gas well drilling program planning and drilling its first exploratory well in the fourth quarter of 2003. Its current operations are principally focused on developing its coal bed methane projects located in the Guizhou and Yunnan Provinces of China.

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly Ezfoodstop.com)

(A Development Stage Company)

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has been in the development stage since its formation on February 4, 2000. The Company has incurred net losses since its inception and has not established a source of revenue. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Unproved leasehold costs are capitalized and reviewed periodically for impairment on a property-by-property basis, considering factors such as drilling and exploitation plans and lease terms. Costs related to impaired prospects are charged to expense. An impairment expense could result if oil and gas prices decline in the future or if downward reserves revisions are recorded, as it may not be economic to develop some of these unproved properties.

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly Ezfoodstop.com)

(A Development Stage Company)

Costs of proved leaseholds are amortized on the unit-of-production method based on proved reserves on a field basis. The depreciation of capitalized production equipment and drilling costs is based on the unit-of-production method using proved developed reserves on a field basis.

The cost of unproved properties not being amortized is assessed quarterly to determine whether such properties have been impaired. In determining whether such costs should be impaired, we evaluate current drilling results, lease expiration dates, current oil and gas industry conditions, international economic conditions, capital availability, foreign currency exchange rates, political stability in the countries in which the Company has an investment, and available geological and geophysical information. Any impairment assessed is charged to expense.

Intangible Assets

During 2002, the Company fully implemented the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) which, among other things, eliminated the amortization of goodwill and required at a minimum the Company to perform an annual impairment test for goodwill.

SFAS No. 142 also requires that intangible assets, with a finite life be amortized over their estimated useful life and be recorded separate and apart from Goodwill. Intangible assets on the accompanying consolidated financial statements represent contract rights to explore foreign oil concessions for coalbed methane (CBM) and are being amortized over three years.

Advertising

The Company incurred no advertising costs in 2003 or 2002.

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

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly Ezfoodstop.com)

(A Development Stage Company)

reasonably estimated. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Net Loss Per Share

The Company applies SFAS No. 128, “Earnings Per Share” for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company.

Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

Stock Options

The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plan and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) as amended by Statement of Financial Accounting Standards “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (SFAS No.148).

Had compensation cost for these plans been determined consistent with the provisions of SFAS No. 123, the Company’s stock-based compensation expense, net loss and loss per share would have been adjusted to the following pro forma amounts:

	2003	2002
Net loss:
As reported	$(3,721,000)	$(2,130,000)
Deducts: Total stock-based employee compensation expense determined under intrinsic value method for all awards, net of tax	(2,792,000)	(252,000)

Pro forma net loss	$(6,513,000)	$(2,382,000)

Basic loss per share:
As reported	$0.07	$0.05
Pro forma	0.13	0.05
Diluted loss per share:
As reported	$0.06	$0.05
Pro forma	0.11	0.05

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly Ezfoodstop.com)

(A Development Stage Company)

The Company estimated the fair value of each stock award in 2003 and 2002 at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield at 0%; expected volatility of approximately 50%; risk-free interest rate of 0.9% to 1.4% and expected lives of five to six years for the options.

Foreign Currency Translation

Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. The functional currency for the Company’s foreign operations is the applicable foreign currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in the consolidated statements of stockholders’ equity and comprehensive income.

There was no aggregate foreign currency translation gain or loss in 2003. Foreign currency translation resulted in an aggregate loss of $2,000 in 2002.

Fair Values of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002.

	2003		2002
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(In Thousands)
Cash and cash equivalents	$2,326	$2,326	$1,008	$1,008
Other liabilities	100	100	250	250
Outstanding Stock options	930	930	—	—
Notes payable	100	100	—	—

The following methods and assumptions were used to estimate the fair value of the financial instruments summarized in the table above. The carrying values of accounts receivable, other assets, accounts payable and accrued expenses included in the accompanying consolidated balance sheets approximated fair market value at December 31, 2003 and 2002.

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly Ezfoodstop.com)

(A Development Stage Company)

Cash and cash equivalents

The carrying amounts approximate fair value due to the short-term maturity of the instruments.

Notes payable and stock options

The carrying amounts of notes payable and stock options approximated their fair value due to the short-term maturity of the instruments.

Other Liabilities and Commitments

The fair value of other liabilities and commitments is the present value of amounts to be paid determined at appropriate current interest rates for long-term liabilities.

Comprehensive Income

Comprehensive income is included in the consolidated statement of changes in stockholders’ equity and reported for all periods. Comprehensive income includes both net income and other comprehensive income, which includes the foreign currency translation adjustments.

Reclassification

Certain amounts previously reported have been reclassified to conform to the current format.

2. Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ending December 31, 2002. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement did not have a material effect on the Company’s financial statements.

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly Ezfoodstop.com)

(A Development Stage Company)

In December 2002, the FASB issued Statement No. 148 (FAS 148), “Accounting for Stock-Based Compensation-Transition and Disclosure.” FAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, it requires more prominent disclosure about the method of accounting for stock-based compensation and the effect of the method used on reported results. The provisions of FAS 148 are generally effective for fiscal years ending after December 15, 2003. Management does not believe that the effects of FAS 148 will have a material impact on its financial statements

In April 2003, the FASB issued Statement No. 149 (FAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS Statement No.133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of FAS 149 did not have a material impact on its financial statements.

In May 2003, the FASB issued Statement No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, many of which such instruments were previously classified as equity. The provisions of FAS 150 became generally effective June 15, 2003. The effects of FAS 150 did not have a material impact on its financial statements.

In December 2003, the FASB revised Statement No. 132 (FAS 132), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement improves financial disclosures for defined benefit plans. The change replaces existing FASB disclosure requirements for pensions. The standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The provisions are effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The effects of the revised FAS 132 did not have a material impact on its financial statement.

3. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no source of revenue.

Management intends to continue financing efforts to support the current and proposed business operations in China and Montana. The ability of the Company to continue as a going concern is

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly Ezfoodstop.com)

(A Development Stage Company)

dependent upon its ability to raise substantial funds for use in development activities and upon the success of the Company’s planned exploration and development activities. There can be no guarantee of future fundraising success. The success of exploratory drilling is uncertain.

However, management believes that the Company will continue to be successful in raising the funds necessary to explore for gas and, assuming success in those exploratory efforts, to raise the funds necessary for production and development.

Management believes that the Company will be able to raise funds sufficient to assure satisfaction of its operating capital needs/plans and financial obligations through December 31, 2005. These funds are anticipated to be raised through private offerings to accredited investors through early 2004. If Management is not successful in raising the required monies, the Company may not be able to continue as a going concern.

Because the company has acquired an undeveloped natural resource that will require substantial exploration and development, management does not expect to generate meaningful revenues until at least 2005. Expenses for the second half of 2004 will have to be financed through cash flow, which may not yet be available if production and sales of coalbed methane gas are not significant, or through future financings of equity and/or debt.

4. Statement of Cash Flows

The Company uses the indirect method to present cash flows from operating activities. Other supplemental cash flow information for the years ended December 31, 2003 and 2002 is presented as follows:

	2003	2002
Cash transactions:
Cash paid for interest	$5,000	$—

Cash paid for income taxes	$—	$—

Noncash transactions:
Acquisition of contract rights	$—	$150,000

Net acquisition of mineral leases	$1,231,000	$—

Issuance of common stock in acquisition	$1,231,000	$—

Increase in outstanding stock options	$930,000	$—

Conversion of notes payable to common stock	$200,000	$—

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly Ezfoodstop.com)

(A Development Stage Company)

5. Acquisition

Effective December 31, 2002, the Company entered into an agreement to acquire a significant amount of assets when its wholly owned subsidiary, Far East Montana, Inc., executed a Plan of Merger (Agreement) with Newark Valley Oil & Gas, Inc, a Nevada corporation (Newark) wholly owned by North American Oil and Gas, Inc., (North American). Newark survived the merger and became a wholly owned subsidiary of the Company. Pursuant to the Agreement, in exchange for one hundred percent (100%) of the outstanding equity of Newark , the Company has issued: 1,600,000 restricted common shares and agreed to pay $600,000 in cash ($100,000 paid at closing, $200,000 to be paid five (5) months after closing and $300,000 to be paid twelve (12) months after closing), and assumed liabilities with a fair value of $375,000.

As a result of the agreement, the Company will acquire certain undeveloped oil, gas and mineral rights and interests in approximately 147,535.10 net acres located in the eastern portion of the state of Montana. Of the total net acres, approximately 134,530.16 acres constitute federal leases, approximately 5,141.80 acres constitute state of Montana leases, and approximately 7,863.14 acres constitute freehold leases. This acquisition will be accounted for as a purchase. As such, acquired assets and liabilities will be recorded at their fair value at the date of acquisition.

The agreement contained a contingency that the Company use its best efforts to secure additional financing in the amount of $2,000,000 within 120 days from the date of closing (December 31, 2002). In the event such financing was not secured within 120 days of Closing, the Company would have been in default of this Agreement and the transaction would have been subject to rescission. In the event of rescission, the Company would have transferred all of the outstanding equity interests in Newark to North American. North American would have returned to the company the 1,600,000 restricted common shares of the Company. However, North American would have retained any monies tendered pursuant to the Agreement.

Due to the significance and uncertainty of this contingency the effect of the transaction was not recorded by the Company until the contingency was resolved in September of 2003. Accordingly, the statement of stockholders equity as of December 31, 2002 reflects both the issuance of stock and the effect of the potential contingency. The results of operations of Newark have been included in the accompanying consolidated financial statements from September 2003 forward.

The aggregate acquisition price was $2,409,000, which included cash in the amount of $600,000, assumption of liabilities of $375,000, ongoing payment of annual lease expense and legal fees, and 1,600,000 share of the company’s common stock valued at $1,231,000. The value of the restricted stock was determined based on the market price of the shares on the date of the agreement.

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly Ezfoodstop.com)

(A Development Stage Company)

Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

Property and equipment	$2,409,000
Current liabilities	535,000

Net assets acquired	$1,874,000

The following pro forma information is based on the assumption that the acquisition took place as of January 1, 2002:

	2003	2002
Net Sales	$—	$—
Income before extraordinary items	$(3,881,000)	$(2,332,000)

Net income	$(3,881,000)	$(2,332,000)

Basic Earnings per share: Income before extraordinary items	$(0.08)	$(0.05)

Net income	$(0.08)	$(0.05)

Diluted earnings per share: Income before extraordinary items	$(0.06)	$(0.05)

Net income	$(0.06)	$(0.05)

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly Ezfoodstop.com)

(A Development Stage Company)

6. Property and Equipment

Property and equipment includes the following:

	2003	2002
Unproven oil and gas properties	$2,906,000	$—
Furniture and equipment	146,000	108,000

	3,052,000	108,000
Accumulated depreciation	(26,000)	(7,000)

	$3,026,000	$101,000

Depreciation expense for the years ended December 31, 2003 and 2002 was approximately $19,000 and $7,000.

7. Intangible Asset

Intangible assets consist of mineral exploration rights acquired during 2002 pursuant to a Production Sharing Contract with the China United Coal Bed Methane Corporation (CUCBM) and are being amortized over three years.

Assigned costs and accumulated amortization at December 31, 2003 and 2002 were as follows:

	2003	2002
Gross amounts	$275,000	$175,000
Less accumulated amortization	58,000	—

	$217,000	$175,000

Amortization expense for the year ended December 30, 2003 amounted to approximately $58,000. There was no amortization expense in 2002 due to the contract ratification occurring December 31, 2002. Estimated amortization expense for the next three years is $91,000, $91,000 and $35,000.

On January 25, 2002, the Company entered into a Production Sharing Contract with the China United Coal Bed Methane Corporation (CUCBM), which has exclusive legal authority over all coal bed methane gas in the People’s Republic of China (PRC). Pursuant to the Production Sharing Contract, the Company received the authority from CUCBM to jointly explore, develop,

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly Ezfoodstop.com)

(A Development Stage Company)

produce and sell coal bed methane gas in and from a total area of 1,072 unevaluated square kilometers in the Enhong and Laochang areas of Yunnan Province, PRC. The Production Sharing Contract was subject to formal ratification by PRC’s Ministry of Foreign Trade and Economic Cooperation (MOFTEC). On December 30, 2002, MOFTEC ratified this Production Sharing Contract. The contract required the Company to pay $150,000 to CUCBM upon ratification and an annual payment of $100,000 on the anniversary date for two subsequent years.

The Company has the right to earn a minimum of 60% interest in the joint venture, with CUCBM retaining the remaining 40%. In the event CUCBM elects to participate at a level less than 40%, their interest will be reduced proportionately, increasing the Company’s participating interest.

As a result of MOFTEC’s ratification and approval of the Production Sharing Contract concerning the Enhong and Laochang areas, the Company can commence its exploration program, which initially involves the drilling of five (5) exploratory wells and eight (8) pilot development wells.

The Company has another Production Sharing Contract of the same date with CUCBM in the Zhaotong area of Yunnan Province which has not yet been ratified.

8. Investment in Joint Venture

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

In accordance with certain provisions of the contract during 2003, the Company notified Panjiang of its intention to withdraw from the project, which effectively eliminates all assets and obligations associated with the project. If the Company had withdrawn from the project in 2002 the total assets, stockholders’ equity and net income in the accompanying consolidated financial statements would have been decreased by approximately $22,000.

9. Other Assets

Other assets consist of acquisition costs on Newark Valley Oil and Gas. This included the initial $100,000 paid at closing and initial acquisition costs of approximately $43,000. These costs are classified as undeveloped oil and gas properties at December, 31, 2003, and were classified as other assets at December 31, 2002 pending the outcome of the contingency related to the merger agreement as more fully described in Note 4.

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly Ezfoodstop.com)

(A Development Stage Company)

10. Notes Payable

A loan of $25,000 was made to the company by one of its former Directors, Ramesh Kalluri on May 1, 2003. The loan was due and payable on May 1, 2004. The interest rate of the loan was 10% with the accrued interest payable in four installments on August 1, 2003, on November 1, 2003, on February 1, 2004 and on May 1, 2004. The Company repaid the loan principal in December 2003.

On June 12, 2003, the Company received a loan from Professional Trading Services in the amount of $100,000. Maturity was on demand, at the option of the lender, repayable in cash with accrued interest. Interest on the loan was five (5) percent per year. The loan had a Conversion Privilege, at the exclusive option of the lender. The lender exercised the conversion feature on October 6, 2003. The lender received 153,846 restricted shares of common stock at $0.65 per share and one full warrant exercisable at $1.00. The stock is restricted for two years from the date of conversion.

On July 23, 2003, the Company signed a Loan Agreement with Clarion Finanz AG. The principle amount of the loan is $200,000. Maturity is on demand, at the option of the lender, repayable in cash with accrued interest. Interest on the loan is five (5) percent per year. The loan has a Conversion Privilege, at the exclusive option of the lender. The loan balance is convertible into FEEC stock at $0.65 per share of common stock and one full warrant for one common share exercisable at $1.00. Interest payments will be made yearly at the annual maturity date, unless repaid earlier in full. The lender exercised the conversion feature on October 6, 2003 with regard to $100,000 of the outstanding balance of the loan. The lender received 153,846 restricted shares of common stock at $0.65 per share and one full warrant exercisable at $1.00. The stock is restricted for two years from the date of conversion.

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly Ezfoodstop.com)

(A Development Stage Company)

11. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Net operating loss	$1,696,000	$762,000
Intangibles	16,000	—
Stock compensation	316,000	—

Total deferred tax assets	2,028,000	762,000

Deferred tax liabilities:
Bank premises and equipment	9,000	1,000

Net deferred tax asset	2,019,000	761,000
Less valuation allowance	(2,019,000)	(761,000)

	$—	$—

At December 31, 2003 and 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4,988,000 and $2,240,000, respectively, which will expire beginning in 2016. At December 31, 2003 and 2002, management believed that the above indicated valuation allowance was necessary in order to comply with the provisions of Statement of Financial Accounting Standard No. 109, as discussed in Note 1.

Income taxes for financial reporting purposes differed from the amounts computed by applying the statutory federal income tax rates due to the recording of the valuation allowance. The net change in the valuation allowance for the years ended December 31, 2003 and 2002 was an increase of $1,258,000 and $757,000, respectively.

12. Commitments and Contingencies

The Company is periodically involved in legal actions arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the financial position or results of operations of the Company. The Company does not anticipate any material losses as a result of commitments and contingent liabilities.

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly Ezfoodstop.com)

(A Development Stage Company)

Rent expense for the years ended December 31, 2003 and 2002 was approximately $36,000 and $49,000, respectively. There are no noncancelable leases with remaining terms in excess of one year.

CUCBM Minimum Exploration Work Commitment Agreement

In conjunction with the Production Sharing Agreements, the Company entered into a Minimum Exploration Work Commitment agreement with CUCBM that requires the Company to drill five (5) exploratory wells on the Enhong and Laochang fields. The Company will also be required to drill two (2) exploratory wells on the Zhaotong field upon ratification of that Production Sharing Contract. When the Company completes the exploratory wells (Phase I of the Minimum Exploration Work Commitment Agreement) Management may decide to begin Phase Two wherein the Company will be required to drill eight (8) pilot development wells on the Enhong and Laochang fields and four (4) pilot development wells on the Zhaotong field if that Production Sharing Contract is ratified. The Company had drilled one exploratory well as of December 31, 2003.

Conoco Phillips Memorandum of Understanding

On March 19, 2003, the Company entered into a Memorandum of Understanding (“MOU”) with a Conoco Phillips subsidiary, Phillips China Inc. (Phillips), which sets forth the terms and conditions of an agreement for the Company to acquire a net undivided forty percent (40%) of Phillips’ seventy percent (70%) interest in both the Shouyang PSC (near Taiyuan City) and the Qinnan PSC (near Jincheng and Qinshui). On July 17, 2003, Far East and Phillips signed two Farmout Agreements on the Qinnan and Shouyang CBM blocks in Shanxi Province, P.R.C. and also signed an Assignment Agreement on the two blocks. These agreements formalized the Company’s acquisition of an undivided forty percent (40%) working interest from Phillips’ (70%) interest. The breakdown is Far East forty percent (40%), Phillips thirty percent (30%) and CUCBM thirty percent (30%). Subsequent to December 31, 2003, CUCBM approved the assignment and forwarded it to the Ministry of Commerce for approval.

The Farmout Agreements obligate Far East to fracture stimulate and production test three exploration wells that were drilled by Phillips with Far East paying 100% of the cost for these tests. Upon the satisfactory completion of the testing, which will begin if and when Ministry of Commerce ratification is provided, Far East shall have the option to give notice to extend into the second phase of exploration by drilling three (3) additional wells. The Company will be responsible for 100% of the costs of the second phase of exploration and the drilling of three (3) wells. Upon Far East successfully completing the second phase, Phillips will have the option to elect to either retain its net undivided thirty percent (30%) participating interest, or take a five percent (5%) overriding royalty interest (“ORRI”) on the contractor’s overall Participating Interest share under the PSCs. The ORRI will be capped at five percent (5%) of the current contractor’s seventy percent (70%) Participating Interest, or a three and a half percent (3.5%)

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly Ezfoodstop.com)

(A Development Stage Company)

ORRI on a one hundred percent (100%) interest basis. Under the terms of the Farmout Agreement, within thirty (30) days of final approval of the Assignment by the Ministry of Commerce, the Company must post a $1,000,000 surety bond to act as a work performance guarantee covering all aspects of the evaluation and work program to test the three existing wells, which the Company is attempting to obtain now. In the first six months of 2004, approximately $750,000 is expected to be utilized to fracture and test the gas flows from the three (3) wells drilled by ConocoPhillips, cover costs related to CUCBM Joint Management Committee salary fees, training fees, exploration fees and assistance fees as outlined in the Production Sharing Contract, and to pay ConocoPhillips $76,052 for CBM equipment and materials associated with the project.

Threatened legal actions

The Company has received notification that a Director of the Company is contemplating initiating legal action against the Company for non-payment of certain expenses, compensation claims and claims of being owed a note payable. Management does not believe the compensation and note payable claims are valid. The expenses claimed were approximately $71,000 at December 31, 2003 and are recorded in the accompanying consolidated financial statements.

Securities and Exchange Commission Subpoena

The company received a subpoena from the Securities and Exchange Commission dated September 25, 2003. The SEC has requested documentation relating to Far East’s board and shareholder meetings, the identities and contact information of parties related to Far East including its financial institutional relationships, the recent equity offering conducted by Far East, the MOU with ConcoPhillips, and the acquisition of property in Montana.

On December 16, 2003, the Company received another subpoena from the SEC, requesting documents relating to the preliminary results of its exploratory well in the Laochang Block, Yunnan Province, China. The SEC also requested various documents related to the company’s communications with InvesTrend, a provider of financial intelligence programs.

Subsequently, the Company learned from the SEC that the SEC is investigating whether “certain persons or entities” from “at least January 1, 2000 through the present” may have violated federal securities laws in connection with their ownership and trading of securities in Far East Energy.

The SEC noted that these certain persons or entities may have acquired more than 5% of common stock in Far East Energy without making this transaction public in a Schedule 13D filing with the SEC within 10 days after the purchase is made as required by federal securities laws. The SEC is also looking into whether anyone may have acquired more than 10% of Far East Energy’s outstanding common stock and failed to file reports of purchases and sales as required by Section 16(a) of the Securities Exchange Act of 1934. In addition, the SEC is

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly Ezfoodstop.com)

(A Development Stage Company)

investigating whether certain persons or entities may have communicated false and misleading information about Far East Energy. Management does not know of any acquisitions in excess of 5% of its outstanding shares, except for those described in previous 13D filings with the SEC.

13. Related Party Transactions

In the ordinary course of business, the Company has had transactions, including borrowings, with its employees, officers, directors and their affiliates. In the opinion of management, such transactions are on the same terms as for comparable transactions with unaffiliated persons. Management does not anticipate such transactions in the future.

Through May of 2003, the Company leased its Houston office from an entity owned in part by an officer and stockholder of the Company. The lease was classified as an operating lease and provided for minimum monthly rentals of $3,000 through May 2003. Subsequent to May 2003 the Company leased office space from an unaffiliated party.

14. Executive Officer Transactions

On October 13, 2003, the Company entered into a five-year employment agreement with Micheal R. McElwrath which was approved by the Board of Directors. Under the terms of the agreement, Mr. McElwrath’s annual base salary shall be no less than $225,000. Mr. McElwrath is also eligible to receive performance bonuses semi-annually in the amount of not less than $20,000 subject to determination of specific performance criteria. Mr. McElwrath received a $56,250 signing bonus and is entitled to participate in all Company benefit plans that are offered. In addition, Mr. McElwrath received 1,200,000 stock options that vest over four years, 240,000 of which vest upon the effective date of this employment agreement. The stock options have an exercise price of $0.65 which was $0.65 below fair market value on the effective date of the contract. Accordingly, additional compensation cost of $156,000 has been recognized in the accompanying consolidated financial statements. The employment agreement provides for a separation or severance payment of $100,000 if terminated by the company without cause as defined by the agreement. Either party may provide thirty-day written notice to terminate this contract. Should the Company terminate this agreement without cause, Mr. McElwrath is entitled to any shares which have not yet vested but are scheduled to vest within thirty days of the written notice of termination.

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly Ezfoodstop.com)

(A Development Stage Company)

15. Stockholders’ Equity

Earnings per Share

     The following table sets forth the computation of basic and diluted loss per share:

	2003	2002
	(In Thousands, Except Per Share Data)
Numerator:
Net loss from continuing operations	$3,721	$2,130

Numerator for basic loss per share — loss available to common stockholders	$3,721	$2,130

Numerator for dilutive loss per share — loss available to common stockholders after assumed conversions	$3,721	$2,130

Denominator:
Denominator for basic loss per share — weighted average shares	50,614	44,810
Effect of dilutive securities:
Stock options	4,598	657
Warrants	4,762	—
Convertible notes payable	72	—

Dilutive potential common shares	9,432	657

Denominator for diluted loss per share — adjusted weighted average shares and assumed conversion	60,046	45,467

Basic loss per common share	$0.07	$0.05

Diluted loss per common share	$0.06	$0.05

For the years ended December 31, 2003 and 2002 all common stock equivalents were included in the computation of diluted earnings per share.

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly Ezfoodstop.com)

(A Development Stage Company)

Stock Split

On January 1, 2002, the Board of Directors authorized an 18 for 1 stock split of the Company’s $0.001 par value common stock. As a result of the split, 38,250,000 additional shares were issued, and additional paid-in capital was reduced by $38,000. All references in the accompanying financial statements to the number of common shares and per-share amounts since inception have been restated to reflect the stock split.

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

In February 2003, the Company sold 60,000 common shares to an accredited investor for $2.50 per share. Net proceeds were $135,000 after a 10% commission paid to a broker who had an existing relationship with the investor.

Beginning April 30, 2003 and concluding on October 7, 2003, the Company effected private placement sales of 8,628,269 investment units at $0.65 per unit to approximately ninety-six (96) accredited investors, of whom twelve (12) reside in the United States or are U.S. citizens. Each investment unit consists of one share of common stock and a warrant to purchase one share of common stock at $1.00, over the next two years. The Warrants may be exercised immediately after issuance until the earlier of (i) two (2) years from the date of the Warrant Agreement, or (ii) the date upon which the Warrants are redeemed by the Company (which may occur at $0.01 per share in the event the Company provides at least thirty days prior written notice, the average closing price of the common stock for the fifteen days prior to such written notice exceeds $2.00, and the Company limits its redemption to 25% of the Warrant holder’s total purchasable shares per month).

Proceeds of $4,948,000 were received net of 10% commissions and broker expenses of $659,000. Additionally, purchasers exercised 32,692 warrants resulting in additional proceeds of $32,692. Proceeds from exercise of warrants are not subject to commissions.

This private placement was made pursuant to exemptions from registration under Sections 3(b) and 4(2) of the Securities Act of 1933 and require the purchaser hold the stock for one year from the date of purchase.

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly Ezfoodstop.com)

(A Development Stage Company)

On October 6, 2003 certain lenders exercised their option to covert $200,000 of their total notes payable of $300,000 to common stock. The lenders received 307,693 restricted shares of common stock at $0.65 per share and one full warrant exercisable at $1.00. The stock is restricted for two years from the date of conversion.

16. Stock Options and Warrants

On January 29, 2002, the Board of Directors issued non-qualified stock options to purchase up to 3,990,000 shares of the common stock of the Company. The vesting schedule is 20% per year beginning July 29, 2002 and continuing at 20% per year on each January 29. The options expire January 29, 2009. The options were issued in conjunction with the recipients entering into a three-year lock-up agreement whereby the securities cannot be sold or encumbered for three years from the date of the option grant.

The options granted in 2002 were granted to key employees at not less than the market price of the Company’s common stock on the date of grant. The purpose of the options is to reward directors and key personnel for joining the Company and to give them an incentive to remain with the Company.

At December 31, 2003 and 2002 the Company had outstanding stock options of 5,990,000 and 3,990,000, respectively, including 2,600,000 granted to employees and directors of the Company in 2003 and 3,390,000 in 2002 at an exercise price of $0.65.

During the year ended December 31, 2003, the Board of Directors granted options to three employees to purchase up to an additional 2,600,000 shares of the common stock of the Company. The vesting schedule for the first employee is 20% per year beginning August 8, 2003 and continuing at 20% per year on each January 29. The options expire January 29, 2009. The vesting schedule for the second employee is 20% per year beginning October 13, 2003 and continuing at 20% per year on each January 29 or fully vesting upon disability or death. The options expire January 29, 2009. The third employee is 20% per year beginning October 13, 2003 and continuing at 20% per year on each October 13. The options expire October 13, 2013.

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly Ezfoodstop.com)

(A Development Stage Company)

A summary of option transactions during the years ended December 31, 2003 and 2002 is as follows:

	2003		2002
	Shares Under	Option Price	Shares Under	Option Price
	Option	Per Share	Option	Per Share
Outstanding at beginning of year	3,990,000	$0.65	—	$—
Granted	2,600,000	0.65	3,990,000	0.65
Exercised	—	—	—	—
Forefeited	(600,000)	0.65	—	—

Outstanding at end of year	5,990,000	0.65	3,990,000	0.65

Options exercisable	3,076,000		798,000
Weighted average per share fair value of options granted during the period with fair value exercise price at grant	$0.65		$0.65
Weighted average per share exercise price of options granted during the period for less than fair value	$0.65		N/A
Weighted average per share fair value of options granted during the period at an exercise price less than fair value	$1.51		N/A

A summary of options outstanding as of December 31, 2003 is as follows:

		Weighted
Exercise	Number of Options	Average Remaining	Number of Options
Price	Outstanding	Contractual Life	Exercisable
$0.65	5,990,000	5.9 years	3,076,000

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly Ezfoodstop.com)

(A Development Stage Company)

All the outstanding options are exercisable at various times in years 2004 through 2013. Stock options granted in 2003 have an exercise price below fair value at date of grant. The difference between the exercise and fair value at date of grant is included in the accompanying consolidated financial statements as stock compensation. In 2002, all non-qualified stock options were granted at or greater than fair value on the date of grant. Generally, options granted have a seven-year term and provide for vesting over four years.

Warrants

From April 30, 2003 through October 7, 2003, the Company effected private placement sales of 8,628,269 investment units at $0.65 per unit. Each investment unit consists of one share of common stock and a warrant to purchase one share of Common stock at $1.00, over the next two years. The Warrants may be exercised immediately after issuance until the earlier of (i) two (2) years from the date of the Warrant Agreement, or (ii) the date upon which the Warrants are redeemed by the Company (which may occur at $.01 per share in the event the Company provides at least 30 days prior written notice, the average closing price of the common stock for the 15 days prior to such written notice exceeds $2.00, and the Company limits its redemption to 25% of the Warrant holder’s total purchasable shares per month).

On October 6, 2003 lenders exercised their option to covert $200,000 of their total notes payable of $300,000 to stock. The lender received 307,693 restricted shares of common stock at $0.65 per share and one full warrant exercisable at $1.00.

At December 31, 2003, the Company had outstanding warrants to purchase 8,903,270 shares of the Company’s common stock at $0.65 per share. The warrants become exercisable immediately and expire at two years from the date of issuance.

There were no warrants issued in 2002.

17. Restatement of Financial Statements

For the year ended December 31, 2002, the Company recorded an investment in joint venture of $3,300,000 and related current liabilities of $300,000 and long-term liabilities of $3,000,000. This represented the amount to be paid to obtain the right to explore and extract coalbed methane gas under a Sino-Foreign Joint Venture Contract. The Company has determined that only the amount that has been paid at December 31, 2002 should be recorded. Therefore, the asset and related liabilities have been removed from the balance sheet as of December 31, 2002. This restatement had no effect on the net loss and related earnings per share.

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly Ezfoodstop.com)

(A Development Stage Company)

18. Subsequent Events

Subsequent to December 31, 2003 certain shareholders exercised an additional 26,000 warrants at an exercise price of $1.00 for 26,000 shares of common stock.

Subsequent to December 31, 2003 the Company began drilling its second exploratory well.

Subsequent to December 31, 2003 the Company initiated redemption of 25% of warrants issued in the offering that closed October 7, 2003 pursuant to the warrant agreement. Warrant holders must exercise these warrants by April 10, 2004 when these warrants terminate.

Subsequent to December 31, 2003 Clarion Finanz exercised the conversion feature to convert the remaining $100,000 principal due under the note payable dated June 23, 2003 to common stock. The lender received 153,846 restricted shares of common stock at $0.65 per share and one full warrant exercisable at $1.00. The stock is restricted for two years from the date of conversion.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 10, 2002, the board of directors of the Company appointed Payne, Falkner, Smith & Jones, and P.C. as the Company’s independent auditor for the fiscal year ended December 31, 2002. This appointment represented a change in the Company’s auditor from De Visser & Gray. This change was prompted by the move of the Company’s principal executive office from Vancouver, B.C., Canada to Houston, Texas. De Visser & Gray’s report on the Company’s financial statements for the fiscal years ended 2000 and 2001 did not contain an adverse opinion or disclaimer of opinion, and had not been modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with De Visser & Gray on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the company carried out an evaluation under the supervision and with the participation of the Company’s management, including the company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosures controls and procedures pursuant to Exchange Act Rule 13a-14.

     Based upon the evaluation, The Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company conducted its evaluation.

PART III

ITEM 9. DIRECTORS & EXECUTIVE OFFICERS

Directors, Executive Officers and Control Persons:

Name	Age	Position(s) and Office(s)
Michael McElwrath	52	Chairman, Chief Executive Officer, President, Secretary and Treasurer
Tun Aye Sai	57	Director, Senior Vice President and Director of China Operations
Jawaharlal (Lal) Gondi	62	Director
Tom Williams	51	Director
Mark Schaftlein	46	Chief Financial Officer
Alex Yang	58	Senior Vice President, Exploration and Production
Garry Ward	46	Senior Vice President, Engineering

     Michael McElwrath was appointed Chief Executive Officer and a director of the Company on October 9, 2003. On October 17, 2003, Mr. McElwrath was appointed Chairman of the Board, as well as Secretary and Treasurer. Mr. McElwrath served previously as a member of the Board of Advisors. He served as Vice President of TMP/Hudson Global Resources from 1999 until joining Far East Energy. TMP is the parent company of Monster.com. He served as Acting Assistant Secretary of Energy in the first Bush Administration, charged with development of the nation’s coal, oil, and gas policies and with management of $2.1 Billion in programs including the Clean Coal Program, the National Oil and Gas Research Program, and the Strategic Petroleum Reserve. He served as Deputy Assistant Secretary for policy for the U.S. Department of Interior in the last year of the Reagan Administration. Upon leaving the Bush Administration he had stints as Director of the National Institute for Petroleum and Energy Research and Director of British Petroleum’s outsourced exploration and production lab for the Americas. Mr. McElwrath holds a J.D. from the University of Texas School of Law, as well as a B.A Honors Program.

     Tun Aye Sai was appointed the Director of China Operations and a director of the Company on December 31, 2001. Mr. Sai has over 30 years of international mining and exploration experience. He has extensive experience in developing and managing mining projects in China and Southeast Asia. Mr. Sai has served as a director and consultant for Golden Pacific Resources since May 1994. He holds a Bachelor of Engineering degree in mining from Rangoon Institute of Technology, Rangoon, Burma and a postgraduate diploma in management and administration from Institute of Economics, Rangoon, Burma.

     Jawaharlal (Lal) Gondi served as the Chief Executive Officer and Chairman of the Company from December 31, 2001 to May 19, 2003, and continues to serve as a director of the Company. Mr. Gondi is a geologist with an extensive financial background. He has eleven years of diverse mineral exploration experience and twenty-three years of corporate finance and investment knowledge of capital markets. He has served as director, senior officer or principal of a number of brokerage firms both in Canada & Europe. Mr. Gondi served as senior executive director of Union Capital, UK, a brokerage firm, from March 1993 to May 1997. He was self-employed from May 1997 to January 2001 trading public securities. Mr. Gondi has served on the board of directors and as the president of BPI Industries since January 2001, became its chairman in August 2001, and continued to serve in these positions until November 2001. He holds a Masters of Science degree in applied geology from Andhra University, Waltair, India and completed several advanced courses in geology and finance in North America.

     Tom Williams was appointed as a Director on February 24, 2004. Prior to this, since February 2001, Mr. Williams was vice president of Noble Corporation, managing an energy services division. From January 1999 to February 2001, he was vice president of Maurer Engineering, focusing on business development for this technology services entity until Maurer Engineering was acquired by Noble. He also focused on business development for Westport Technology, a subsidiary of Halliburton, where he served vice president from 1995 to 1999. Mr. Williams held Senior Executive positions at the U.S. Department of Energy and Interior under the previous Bush (41) Administration and has over 24 years of experience in the energy business. He has a BS in Business from Campbellsville College (1974).

     Mark Schaftlein was appointed Interim Chief Financial Officer of the Company on November 10, 2003. Mr. Schaftlein has been in the consulting and financial services business for the past 20 years. Mr. Schaftlein is a Managing Director at the financial consulting firm Ocean Avenue Advisors. He has been with Ocean Avenue since 2000. He is a principal in Capital Consulting, Inc. a privately held consulting firm. He served as Interim Chief Financial Officer at Speedcom Wireless Corporation for the past 22 months. Mr. Schaftlein has provided consulting and restructuring advice to clients in a variety of industries with both public and private companies. Prior to that, he was in the financial services business with a concentration in mortgage banking for 17 years, eight of which where initially spent at Citigroup. He is a 1980 graduate of Western Kentucky University with a degree in business administration.

     Alex Yang was appointed as our Senior Vice President, Exploration and Production in 2002. Dr. Yang was among the pioneers in introducing CBM exploration and production to China, and assisted CUCBM in its early stages of formation. During 1993 to 2001, he worked as Chief Geologist and Senior Consultant for Amoco/Arco/BP CBM projects in the Ordos and Qinshui Basins in North China, and played a leading role in developing their projects and operations. He received his Ph.D in Geology from Texas A&M University. Dr. Yang has 22 years of working experience in China’s energy industry and universities (teaching and research). Also, Dr. Yang has established personal/business relationships with numerous key people in the Chinese government and energy industry (CUCBM, PetroChina, Sinopec, China Univ. of Mining & Tech., and China National Administration of Coal Geology), which greatly benefits our project execution and business development in China.

     Garry Ward was appointed as our Senior Vice President, Engineering on February 1, 2004. Mr. Ward has 23 years work experience in the energy business evaluating oil and gas properties throughout the United States. Mr. Ward served as the Reservoir Manager for 3TEC Energy between 1999 and 2003. Between 1986 and 1999, Mr. Ward worked for Floyd Oil Company eventually becoming its Vice President of Engineering and Production. Floyd Oil was an acquisition company primarily focused in purchasing and exploiting oil and gas properties which sold its managed assets to 3TEC Energy in 1999. Mr. Ward’s experience in coalbed methane began in 1992 evaluating CBM prospects in the San Juan basin. In addition to the San Juan Basin CBM properties, Mr. Ward also has been involved in the Power River CBM since 2003. Mr. Ward’s experience in developing and exploiting gas properties should benefit of our China CBM operations. Mr. Ward has over 20 years of experience in petroleum software development and has written numerous programs for use in the evaluation of oil and gas assets. Mr. Ward is a registered professional engineer in the State of Texas, Society of Petroleum Evaluation Engineers and has been a member of the Society of Petroleum Engineers since 1978. Mr. Ward holds a M.S. degree in Petroleum Engineering from the University of Houston and a B.S. degree from the University of Missouri- Rolla.

BOARD OF ADVISORS

     The following persons serve on our Board of Advisors:

Don Gunther

     Mr. Gunther serves as Executive Consultant to the Board of Directors and Board of Advisors. He currently sits on the Board of Directors for Williams Energy Partners, (NYSE:WEG), which is principally owned by Williams Companies, Inc. (NYSE:WMB). Mr. Gunther has formerly served as Vice Chairman for the Bechtel Group of companies, served on Bechtel’s Executive Committee, and served on Bechtel’s Board of Directors.

Mr. Gunther was formerly President of Bechtel Petroleum — Chemical and Industrial Company, and President of Europe, Africa, Middle East, and Southwest Asia regions.

Ben L. Malek

     Mr. Malek is currently Executive Vice President of Lauren Engineers and Constructors. Mr. Malek is one of the most highly recognized Process Engineers in the U.S. Petroleum and Chemical Industry. He has held Executive Management positions with PCI Engineers, Inc., The Pace Company-Consultants and Engineers and the Dow Chemical Company. He has been involved in excess of 750 process and chemicals assignments worldwide. He currently holds patents in a cryogenic process for recovery of liquid products from off-gases, gasoline vapor emission recovery and the catalytic reforming of Naphtha. Mr. Malek holds a B.Sc. in Chemical Engineering from the University of Texas.

Professor Wang Wenqian

     Professor Wang Wenqian has 40 years of experience in mineral processing, specializing in coal and minerals in China with a specific focus on Yunnan Province. Professor Wang was a research fellow at the University of British Columbia in the Mineral Processing Department from 1983 to 1989. He has served as Vice Director of the Kunming Metallurgical Research Institute in Kunming, Yunnan Province and currently consults to the Institute on a wide array of projects. Professor Wang is also Emeritus Professor/Senior Engineer of Kunming Metallurgy R/D Institute and Kunming University of Science& Tech China Northeast University.

Adam Parkin

     Adam Parkin has over 25 years of experience in international finance and investment, also serving as director and fund manager with a number of leading “City of London” institutions: American Express Bank, Foreign &Colonial, Govett and Edmond de Rothschild. He has run award-winning funds and been a leading innovator in the managed futures industry. Trained as an economist, he holds an M.Phil. from the University of Oxford and a BA (hons) from the University of Warwick. He is currently the director of Integra International Limited, an investment consultancy firm.

Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 2003, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year, except for Jawaharlal Gondi who purchased 230,000 shares of Common Stock on June 26, 2003, which was reported on a late Form 4 filing, and Alex Yang who became Senior Vice President of Exploration and Production in August 2003 and it was reported on a late Form 3 filing. Joe Cooper’s estate has not yet filed an updated statement of his ownership, required as a result of option vesting upon his death in October 2003. This statement is expected to be filed as soon as possible.

     We did not have an audit committee in 2002 and 2003 because we did not have any independent directors. While we now do have one independent director, we are in the process of searching for additional independent directors, as well as an audit committee financial expert.

     We have not yet adopted a Code of Ethics for Business Conduct but expect to do so in the very short term.

ITEM 10. EXECUTIVE COMPENSATION

     The following table provides summary information for the years 2003, 2002 and 2001 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of the Company’s chief executive officers during 2003.

SUMMARY COMPENSATION TABLES

Name and		Annual Compensation		Other Annual
Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)
Michael McElwrath Chief Executive Officer	2003	$40,312	$56,250	$1,500
Joe Cooper President	2003	$128,760	$25,000	$2,640
Joe Cooper Vice President	2002	$97,777.94	$50,000	$0
Bill Jackson Chief Executive Officer	2003	$102,600	- 0 -	$34,831
Bill Jackson President	2002	$88,280.26	$20,000	$0
Jawaharlal Gondi Chief Executive Officer	2003	$33,800	- 0 -	$2,568
Jawaharlal Gondi Chief Executive Officer	2002	$60,000	- 0 -	5,343

		Long Term Compensation
		Awards			Payouts
					LTIP	All Other
Name and Principal		Restricted Stock	Securities Underlying		Payouts	Compensation
Position	Year	Award(s)($)	Options/SARs(#)		($)	($)
Michael McElwrath Chief Executive Officer	2003	- 0 -	1,200,000	(1)	- 0 -	- 0 -
Joe Cooper President	2003	- 0 -	1,200,000	(2)	- 0 -	- 0 -

Joe Cooper Vice President	2002	- 0 -	- 0 -		- 0 -	- 0 -
Bill Jackson Chief Executive Officer	2003	- 0 -	- 0 -		- 0 -	- 0 -
Bill Jackson President	2002	- 0 -	1,000,000	(3)	- 0 -	- 0 -
Jawaharlal Gondi Chief Executive Officer	2003	- 0 -	- 0 -		- 0 -	- 0 -
Jawaharlal Gondi Chief Executive Officer	2002	- 0 -	1,000,000	(3)	- 0 -	- 0 -

(1)	Represents shares underlying options granted to Mike McElwrath on October 13, 2003 pursuant to his Employment Agreement. These options vest in five (5) equal allotments with twenty percent (20%) vesting and being exercisable on October 13, 2003, and the remaining eighty percent (80%) vesting and being exercisable in four (4) equal annual increments beginning on October 13, 2004 and continuing until October 13, 2007. All of these options are exercisable until and expire on October 13, 2013.

(2)	Represents shares underlying options granted to Joe Cooper on October 7, 2003 pursuant to an Option Agreement in consideration of his services to the Company beginning on January 29, 2002. This Option Agreement amended, replaced and superseded all prior stock option agreements between the Company and Joe Cooper, including the non-qualified options granted to him on January 29, 2002. These options were to vest in five (5) equal allotments. Twenty percent (20%) of the options vested on July 29, 2002, another 20% vested on January 29, 2003, and the remaining options vested on Mr. Cooper’s death on October 29, 2003. These options belong to his estate.

(3)	Represents shares underlying options granted on January 29, 2002. These options vest in five (5) equal allotments with twenty percent (20%) having vested on July 29, 2002, another 20% vested on January 29, 2003, and the remaining sixty percent (60%) vesting and being exercisable in three (3) equal annual increments beginning on January 29, 2004 and continuing until January 29, 2006. All of these options are exercisable until and expire on January 29, 2009. Because these options and the shares underlying these options were provided as motivation to the optionee individually, both the option and the underlying shares may not be sold, transferred, assigned, pledged for a loan, margined, hypothecated or exchanged, except pursuant to the laws of descent, for a period of two (2) years from the date of grant.

Option/SAR Grants in Last Fiscal Year
(Individual Grants)
	Number of	Percent of Total
	Securities	Options/SARs
	Underlying	Granted to	Exercise of
	Options/SARs	Employees In	Base Price
Name	Granted	Fiscal Year	($/Sh)	Expiration Date
Joe Cooper	1,200,000 (1)	37.5%	$0.65/Share	January 29, 2009
Mike McElwrath	1,200,000 (2)	37.5%	$0.65/Share	October 13, 2013

(1) For more information on these options, see footnote 2 to the above Summary Compensation Table.

(2) For more information on these options, see footnote 1 to the above Summary Compensation Table.

Number of
			Unexercised	Value of
			Securities	Unexercised
			Underlying	In-The-Money
	Shares		Options/SARs At	Option/SARs At
	acquired on		FY-End (#)	FY-End ($)
	Exercise	Value Realized	Exercisable/	Exercisable/
Name	(#)	($)	Unexercisable	Unexercisable (1)
Michael McElwrath				$529,200/
CEO	- 0 -	- 0 -	280,000/1,020,000	$1,927,800
Joe Cooper				$2,268,000/
President	- 0 -	- 0 -	1,200,000/0	$0
Bill Jackson				$756,000/
CEO	- 0 -	- 0 -	400,000/0	$0
Jawaharlal Gondi				$756,000/
CEO	- 0 -	- 0 -	400,000/600,000	$1,134,000

(1) Based upon the closing price of our common stock on April 8, 2004.

Employment Agreements and Changes in Chief Executive Officer

     In 2002, Bill Jackson and Joe Cooper entered into employment agreements to become our President/Chief Operating Officer and Vice President, respectively.

     On May 19, 2003, Lal Gondi resigned as Chairman of the Board of Directors, and as Chief Executive Officer and accepted the honorary title of Chairman Emeritus. Bill Jackson became our Chief Executive Officer as well as continuing to serve as our President. On August 18, 2003, Bill Jackson resigned as Chief Executive Officer, President and a Director of the Company in order to pursue other business opportunities. In resigning Mr. Jackson did not express any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Joe Cooper replaced Jackson as President.

     On October 9, 2003, the Board of Directors appointed Michael McElwrath as our Chief Executive Officer and as a member of the Board of Directors. His appointment as Chief Executive Officer and a member of the Board was confirmed during the Annual Meeting of the Shareholders on October 14, 2003. On October 14, 2003, the Board of Directors accepted the resignation of Joe Cooper as President due to his deteriorating health and Michael McElwrath was appointed President in his stead. On October 17, 2003, the Board of Directors appointed McElwrath as Chairman of the Board. McElwrath has an employment agreement with a five-year term, running through October 13, 2008, for cash compensation and stock options.

     On October 29, 2003, Joe Cooper passed away after a courageous battle against cancer. Joe Cooper’s leadership and dedication to the Company, as well as his pivotal role in procuring its agreement with Conoco Phillips, will always be valued. He was a true professional and an exceptional man, and he will be missed.

Director Compensation

     The Company’s directors are not compensated for attendance at board meetings, except for appropriate travel expenses.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information concerning the ownership of the Company’s Common Stock as of March 26, 2004, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The number of shares listed as beneficially owned in the following table reflect the forward stock split of eighteen-for-one (18-for-1) of the Company’s issued and outstanding common stock which became effective on January 1, 2002. As of March 26, 2004, there were 56,682,749 shares of Common Stock issued and outstanding.

		Amount and
		Nature of
	Name and Address of	Beneficial		Percent of Class
Title of Class	Beneficial Owner	Ownership (2)		(3)
	Executive Officers and Directors

Common Stock ($0.001 par value)	Michael McElwrath CEO, President, and Chairman of the Board	280,100	(4)	<1%

Common Stock ($0.001 par value)	Mark Schaftlein CFO	0		n/a

Common Stock ($0.001 par value)	Tun Aye Sai Director of China Operations, Director	1,180,000	(5)	2%

Common Stock ($0.001 par value)	Alex Yang Sr. VP Exploration and Production	320,000	(6)	<1%

Common Stock ($0.001 par value)	Garry Ward Sr. VP of Engineering	100,000	(7)	<1%

Common Stock ($0.001 par value)	Tom Williams Director	100,000	(8)	<1%

Common Stock ($0.001 par value)	Jawaharlal Gondi Director	7,830,000	(9)	13.8%

Common Stock ($0.001 par value)	Directors and Executive Officers and a Group (7) individuals	9,830,100		17.4%

(1)	The address of each beneficial is 400 N. Sam Houston Pkwy E. Suite 205, Houston, Texas 77060.

(2)	The number of shares and the percentage of the class beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as beneficially owned by such person or entity.

(3)	Percentages are based upon the total 56,682,749 outstanding shares of Common Stock combined with the number of shares of Common Stock beneficially owned by each person or entity.

(4)	Includes 280,000 shares that underlie non-qualified options that may currently be exercised.

(5)	Includes 180,000 shares that underlie non-qualified options that may currently be exercised.

(6)	Includes 320,000 shares that underlie non-qualified options that may currently be exercised.

(7)	Includes 100,000 shares that underlie non-qualified options that may currently be exercised.

(8)	Includes 100,000 shares that underlie non-qualified options that may currently be exercised.

(9)	Includes 4,000,000 shares of Common Stock owned by the Arthi Trust of which he is the principal beneficial owner of 100% of the voting stock, and 830,000 shares that underlie non-qualified options that may currently be exercised.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company formerly sublet its office space in Houston from December 31, 2001, through May 22, 2003, from a related party on terms as good as could have been obtained from an unrelated third party. The Company has no plans to engage in future related party transactions.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 33 of this Form 10-K, which is incorporated herein by reference.

(b) Reports on Form 8-K

   Form 8-K/A was filed on December 24, 2003 announcing the acquisition of a significant amount of assets when its wholly owned subsidiary, Far East Montana, Inc., executed a Plan of Merger with Newark Valley Oil & Gas.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The aggregate fees billed by Payne Falkner Smith & Jones, PC for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2003 and 2002 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for those fiscal years were $94,432 and $36,062, respectively.

Audit-Related Fees

     Payne Falkner Smith & Jones, PC did not render any professional services for information technology services relating to financial information systems design and implementation for the fiscal years ended December 31, 2003 and December 31, 2002.

Tax Fees

     Payne Falkner Smith & Jones, PC did not render any professional services for tax compliance, tax advice, or tax planning during 2003. The fees associated for the preparation of the 2003 and 2002 corporate tax returns were approximately $7,000, and $6,000 respectively.

All Other Fees

     The aggregate fees billed by Payne Falkner Smith & Jones, PC for services rendered to the Company, other that the services described under “Audit Fees” and “Audit-Related Fees” and tax fees amount to $0 and $0 for the fiscal years December 31, 2003 and 2002, respectively. In discharging its oversight responsibility with respect to the audit process, the Audit Committee of the Board of Directors obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors’ independence consistent with Independence Standards Board Standard No.1, “Independence Discussions with Audit Committees”, discussed with the auditors any relationships that may impact their objectivity and independence and satisfied itself as to the auditors’ independence. The Committee also discussed with management and the independent auditors the quality and adequacy of the Company’s internal controls and the outsourced audit functions, responsibilities, budgeting and staffing. The Committee reviewed with the independent auditors their audit plans, audit scope and identification of audit risks. The Committee discussed and reviewed with the independent auditors all communications required by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”, and discussed and reviewed the results of the independent auditors audit of the financial statements. The Committee also discussed the results of the internal audit examinations.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April 2004.

Far East Energy Corporation /s/ Michael R. McElwrath Michael R. McElwrath, Chief Executive Officer, President and Chairman of the Board of Directors

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael R. McElwrath Michael R. McElwrath	Chief Executive Officer, President & Chairman of the Board of Directors	April 14, 2004
Jawaharlal Gondi	Director
/s/ Tun Aye Sai Tun Aye Sai	Director of China Operations and Director	April 14, 2004
/s/ Tom Williams Tom Williams	Director	April 14, 2004
/s/ Mark Schaftlein Mark Schaftlein	Chief Financial Officer	April 14, 2004

INDEX TO EXHIBITS

EXHIBIT	PAGE
NO.	NO.	DESCRIPTION
3(i)	*	Articles of Incorporation of the Company. (Incorporated by reference from the Company’s Form 10-SB12G, file number 000-32455, filed on March 16, 2001.)
3(ii)	*	Bylaws of the Company. (Incorporated by reference from the Company’s Form 10SB12G, file number 000-32455, filed on March 16, 2001)
10(i)		McElwrath Employment Agreement
10(ii)		List each of the China products sharing contracts and the Conoco Phillips MOU. They may be incorporated by reference if they have already been filed as part of another filing; otherwise they must be attached. Montana Merger Agreement (incorporate by reference).
21		Subsidiaries of Registrant.
31(i)		Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31(ii)		Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32(i)		Certification of Chief Executive Officer of Far East Energy Corporation Pursuant to 18 U.S.C. §1350.
32(ii)		Certification of Chief Financial Officer of Far East Energy Corporation Pursuant to 18 U.S.C. §1350.

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.