Form 10-Q
period 2004-03-31
FAR EAST ENERGY CORP
filed 2004-05-10
CIK 1124024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ____________________ to
___________________.

Commission file number: 0-32455
                        -------

                           FAR EAST ENERGY CORPORATION
                           ---------------------------
             (Exact Name of Registrant as Specified in Its Charter)

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

                                 (713) 586-1900
                                 ---------------
              (Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]      No [  ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes [X]      No [  ]

      The number of shares outstanding of Registrant's common stock, par value $0.001, as of May 5, 2004 was 59,180,035.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION...............................................3

      Item 1.   Financial Statements.........................................3
      Item 2.   Management's Discussion And Analysis of Financial Condition
                and Plan of Operation ...................................... 4
      Item 3.   Quantitative and Qualitative Disclosures About Market Risk..12
      Item 4.   Controls and Procedures.....................................12

PART II - OTHER INFORMATION.................................................12
      Item 1.   Legal Proceedings...........................................12
      Item 2.   Changes in Securities and Use of Proceeds...................13
      Item 5.   Other Information...........................................13
      Item 6.   Exhibits and Reports on Form 8-K............................14

INDEX TO EXHIBITS...........................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARIES
                           (formerly EZfoodstop.com)
                         (A Development Stage Company)
                           Consolidated Balance Sheet

                                                          March 31, December 31,
                                                             2004        2003
                                                         (unaudited) (audited)
                                                        ----------- ------------
ASSETS
Current:
Cash and cash equivalents                               $1,256,000  $2,326,000
Prepaids and other current assets                          184,000       4,000
                                                        ----------- ------------
Total current assets                                     1,440,000   2,330,000
                                                        ----------- ------------

Property and equipment, net                              3,622,000   3,026,000
Intangible asset                                           194,000     217,000
                                                        ----------- ------------
                                                        $5,256,000  $5,573,000
                                                        =========== ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                        $1,220,000   $ 664,000
Other liabilities                                            1,000     106,000
Outstanding stock options                                1,137,000     930,000
Note payable                                                    --     100,000
                                                        ----------- ------------
  Total current liabilities                              2,358,000   1,800,000
                                                        ----------- ------------
Commitments and contingencies                                   --          --

Stockholders' equity:
Common stock, $0.001 par value, 500,000,000
shares authorized, 56,807,210 and 56,071,461
issued and outstanding at March 31, 2004 and
December 31, 2003 respectively                              57,000      57,000
Additional paid in capital                               9,988,000   9,595,000
Deficit accumulated during the development stage         (7,145,00)  (5,877,00)
Accumulated other comprehensive loss                        (2,000)     (2,000)
                                                        ----------- ------------
Total stockholders' equity                               2,898,000   3,773,000
                                                        ----------- ------------
                                                        $5,256,000  $5,573,000
                                                        =========== ============

          See accompanying notes to consolidated financial statements.

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARIES
                            (formerly EZfoodstop.com)
                          (A Development Stage Company)
                      Consolidated Statement of Operations
               For the Three Months Ended March 31, 2004 and 2003
                                   (unaudited)

                                          Cumulative
                                            During
                                          Development
                                            Stage         2004         2003
                                         ------------  ---------- --------------
Revenues:
Interest income                          $    20,000     $  1,000    $      --
Foreign currency exchange (loss) gain         (1,000)          --           --
                                         ------------  ---------- --------------
Total revenues                                19,000        1,000           --

Expenses:
Geologic and engineering services            662,000      103,000       72,000
Other consulting and professional services   614,000       83,000       87,000
Compensation                               1,626,000      201,000      242,000
Stock compensation                         1,137,000      207,000           --
Travel                                       993,000       84,000       92,000
Legal and accounting                         690,000      208,000       68,000
Mineral lease rent                            79,000       19,000           --
Loss on investment in joint venture           22,000           --       22,000
Amortization of contract rights               81,000       23,000       15,000
General and administrative                 1,260,000      341,000       74,000
                                         ------------  -----------  ------------
  Total expenses                           7,164,000    1,269,000      672,000
                                         ------------  -----------  ------------
Loss before income taxes                  (7,145,000)  (1,268,000)    (672,000)
Income taxes                                      --           --           --
                                         ------------  -----------  ------------
Net loss                                  (7,145,000)  (1,268,000)    (672,000)
Deficit-beginning of period                       --   (5,877,000)  (2,156,000)
                                         ------------  -----------  ------------
Accumulated deficit-end of period        $(7,145,000) $(7,145,000) $(2,828,000)
                                         ============ ============  ============
Earnings per share-Basic                                 $  (0.02) $     (0.02)
                                                       ===========  ============
Earnings per share-Diluted                               $  (0.02) $     (0.02)
                                                       ===========  ============

          See accompanying notes to consolidated financial statements.

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARIES
                            (formerly Ezfoodstop.com)
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
               For the Three Months Ended March 31, 2004 and 2003
                                   (unaudited)

                                            Cumulative
                                              During
                                            Development
                                               Stage        2004        2003
                                             ----------- ---------- ------------
Cash flows from operating activities:
Net loss                                     $(7,145,00) $(1,268,000) $(672,000)
Adjustments to reconcile net loss to cash
 used in operations:
 Depreciation and amortization                  113,000       29,000     20,000
 Stock option compensation                    1,151,000      221,000         --
 Loss on investment in joint venture             22,000           --         --
 Increase in prepaid expense                   (184,000)    (180,000)        --
 Increase in accounts payable                 1,220,000      556,000    302,000
 Increase in other liabilities                    1,000     (105,000)        --
                                             ----------- ------------ ----------
 Net cash used in operations                 (4,822,000)    (747,000)  (350,000)
                                             ----------- ------------ ----------

Cash flows from investing activities:
 Net acquisitions of intangibles               (275,000)         --    (150,000)
 Loss on investment in joint venture            (22,000)         --      14,000
 Investments in unproved oil and gas
  properties                                 (2,275,000)    (600,000)        --
 Investments in property and equipment         (148,000)      (2,000)        --
                                             ----------- ------------ ----------
Net cash used in investing activities        (2,720,000)    (602,000)  (136,000)
                                             ----------- ------------ ----------

Cash flows from financing activities:
 Net proceeds from the issuance of notes
  payable                                       300,000           --         --
 Proceeds from the sale of common stock       8,208,000       20,000    135,000
 Decrease in long term liabilities                   --           --   (250,000)
 Proceeds from the exercise of warrants         292,000      259,000         --
                                             ----------- ------------ ----------
Net cash provided from (used in) financing
 activities                                   8,800,000      279,000   (115,000)
                                             ----------- ------------ ----------
 Effect of exchange rate changes on cash         (2,000)          --         --
                                             ----------- ------------ ----------
Increase (decrease) in cash and cash
 equivalents                                  1,256,000   (1,070,000)  (601,000)
Cash and cash equivalents - beginning
 of period                                          --     2,326,000  1,008,000
                                             ----------- ------------ ----------
                                              1,256,000    1,256,000    407,000
                                             =========== ============ ==========

          See accompanying notes to consolidated financial statements.

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

                            (formerly Ezfoodstop.com)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
           For the Three Month Period Ended March 31, 2004 (unaudited)

1.  The Corporation and its Business

      The financial statements include the accounts of Far East Energy Corporation and its wholly owned subsidiaries (Far East or the Company), Newark Valley Oil & Gas, Inc. (Newark), Yunnan Huayi Eco-Tech Consulting Co. Ltd. (Eco
Tech), and its Chinese joint venture entity, Guihzou Far East Panjiang Chemical Co. Ltd. (GFEPC). Far East is organized under the laws of the State of Nevada. Newark is organized under the laws of the State of Nevada. Eco Tech is a Chinese company. GFEPC is a Chinese joint venture. All significant intercompany balances and transactions have been eliminated in consolidation.

      The Company was incorporated as Egoonline.com in the State of Nevada, United States of America on February 4, 2000 under the Nevada Revised Statutes, Chapter 78, Private Companies, and changed its name to EZFoodstop.com on April 26, 2000. EZFoodstop.com changed its name to Far East Energy Corporation on January 10, 2002.

      The Company is in its development stage and to date its activities have been limited to initial organization, capital formation, acquisition of assets (assets being defined as mineral leases and/or production sharing contracts giving the Company the right to explore for, develop, produce and sell oil and gas or coalbed methane (CBM)), CBM well drill planning, gas well drilling program planning and drilling its first three exploratory wells in the fourth quarter of 2003 and the first quarter of 2004. Its current activities are principally focused on developing its coal bed methane projects located in the Shanxi and Yunnan Provinces of China.

      The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has been in the development stage since its formation on February 4, 2000. The Company has incurred net losses since its inception and has not established a source of revenue. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that its current operations and funding plans provide the opportunity for the Company to continue as a going concern. However, these factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  Basis of Presentation

      The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The accompanying financial statements should be read in conjunction with Far East's annual financial statements and notes thereto included in Far East's Form 10-KSB.

      In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

      Management believes that the Company will be able to raise funds sufficient to assure satisfaction of its operating capital needs/plans and financial obligations through December 31, 2005. These funds are anticipated to be raised through private offerings to accredited investors through the third quarter of 2004. If management is not successful in raising the required monies for operations thereafter, the Company may not be able to continue as a going concern.

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

4. Property and Equipment

      Property and equipment includes the following:

                                    March 31,    December 31,
                                      2004          2003
Unproven oil and gas properties   $ 3,506,000     $ 2,906,000
Furniture and equipment               148,000         146,000
                                  ------------   -------------
                                    3,654,000       3,052,000
Accumulated depreciation              (32,000)        (26,000)
                                  ------------   -------------
                                  $ 3,622,000     $ 3,026,000
                                  ============   =============

      Depreciation expense for the three months ended March 31, 2004, and 2003, was approximately $6,000 and $5,000, respectively.

5. Intangible Asset

      Intangible assets consist of mineral exploration rights acquired during 2002 pursuant to a Production Sharing Contract with the China United Coal Bed Methane Corporation (CUCBM) and are being amortized over three years.

      Assigned costs and accumulated amortization at March 31, 2004 and December 31, 2003 were as follows:

                               March 31,  December 31,
                                  2004         2003
                              ------------------------
Gross amounts                 $  275,000  $  275,000
Less accumulated amortization     81,000      58,000
                              ----------- ------------
                              $  194,000  $  217,000
                              =========== ============

      Amortization expense for the three months ended March 31, 2004 and 2003 amounted to approximately $23,000 and $15,000, respectively. Estimated amortization expense for the next three years is $68,000, $91,000 and $35,000.

      On January 25, 2002, the Company entered into a Production Sharing Contract with the China United Coal Bed Methane Corporation (CUCBM), which has exclusive legal authority over all coal bed methane gas in the People's Republic of China (PRC). Pursuant to the Production Sharing Contract, the Company received the authority from CUCBM to jointly explore, develop, produce and sell coal bed methane gas in and from a total area of 1,072 unevaluated square kilometers in the Enhong and Laochang areas of Yunnan Province, PRC. The Production Sharing Contract was subject to formal ratification by PRC's Ministry of Foreign Trade and Economic Cooperation (MOFTEC). On December 31, 2002, MOFTEC ratified this Production Sharing Contract. The contract required the Company to pay $150,000 to CUCBM upon ratification and an annual payment of $100,000 on the anniversary date for two subsequent years.

      The Company has the right to earn a minimum of 60% interest in the joint venture, with CUCBM retaining the remaining 40%. In the event CUCBM elects to participate at a level less than 40%, their interest will be reduced proportionately, increasing the Company's participating interest.

      As a result of MOFTEC's ratification and approval of the Production Sharing Contract concerning the Enhong and Laochang areas, the Company has commenced its exploration program, which initially involves the drilling of five
(5) exploratory wells, three (3) of which have been completed, and eight (8) pilot development wells.

      The Company has another Production Sharing Contract of the same date with CUCBM in the Zhaotong area of Yunnan Province, which has not yet been ratified.

6.  Notes Payable

      On July 23, 2003, the Company signed a Loan Agreement with Clarion Finanz AG. The principle amount of the loan was $200,000. Maturity was on demand, at the option of the lender, repayable in cash with accrued interest. Interest on the loan was five (5) percent per year. The loan had a Conversion Privilege, at the exclusive option of the lender. The loan balance was convertible into the Company's stock at $0.65 per share of common stock and one full warrant for one common share exercisable at $1.00. Interest payments were to be made yearly at the annual maturity date, unless repaid earlier in full. The lender exercised the conversion feature on October 6, 2003 with regard to $100,000 of the outstanding balance of the loan. The lender received 153,846 restricted shares of common stock at $0.65 per share and one full warrant exercisable at $1.00. The stock is restricted for two years from the date of conversion. The lender exercised the conversion feature on February 20, 2004 with regard to the remaining $100,000 of the outstanding balance of the loan. The lender received 153,846 restricted shares of common stock at $0.65 per share and one full warrant exercisable at $1.00. The stock is restricted for two years from the date of conversion. The lender also converted the warrants exercisable on February 20, 2004 into 307,692 restricted shares of common stock.

7. Commitments and Contingencies

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

      Rent expense for the three months ended March 31, 2004 was approximately $5,000. There are no noncancelable leases with remaining terms in excess of one year.

CUCBM Minimum Exploration Work Commitment Agreement

      In conjunction with the Production Sharing Agreements, the Company entered into a Minimum Exploration Work Commitment agreement with CUCBM that requires the Company to drill five (5) exploratory wells on the Enhong and Laochang fields. The Company will also be required to drill two (2) exploratory wells on the Zhaotong field upon ratification of that Production Sharing Contract. When the Company completes the exploratory wells (Phase I of the Minimum Exploration Work Commitment Agreement) management may elect to begin Phase Two wherein the Company will be required to drill eight (8) pilot development wells on the Enhong and Laochang fields and four (4) pilot development wells on the Zhaotong field if that Production Sharing Contract is ratified. The Company had drilled three exploratory wells as of May 7, 2004.

Conoco Phillips Memorandum of Understanding

      On March 19, 2003, the Company entered into a Memorandum of Understanding ("MOU") with a Conoco Phillips subsidiary, Phillips China Inc. (Phillips), which sets forth the terms and conditions of an agreement for the Company to acquire a net undivided forty percent (40%) from Phillips' seventy percent (70%) interest in both the Shouyang PSC (near Taiyuan City) and the Qinnan PSC (near Jincheng and Qinshui). On July 17, 2003, Far East and Phillips signed two Farmout Agreements on the Qinnan and Shouyang CBM blocks in Shanxi Province, P.R.C. and also signed an Assignment Agreement on the two blocks. These agreements formalized the Company's acquisition of an undivided forty percent (40%) working interest from Phillips' (70%) interest. The breakdown is Far East forty percent (40%), Phillips thirty percent (30%) and CUCBM thirty percent (30%). The Assignment Agreement and appropriate amendments to the PSCs substituting the Company for Phillips China as the principal party and operator was approved by CUCBM on March 15, 2004 and final ratification was granted by PRC's Ministry of Commerce on March 22, 2004.

      The Farmout Agreements obligate Far East to fracture stimulate and production test three exploration wells that were drilled by Phillips with Far East paying 100% of the cost for these tests. Upon the satisfactory completion of the testing, Far East shall have the option to give notice to extend into the second phase of exploration by drilling three (3) additional wells. The Company will be responsible for 100% of the costs of the second phase of exploration and the drilling of three (3) wells. Upon Far East successfully completing the second phase, Phillips will have the option to elect to either retain its net undivided thirty percent (30%) participating interest, or take a five percent (5%) overriding royalty interest ("ORRI") on the contractor's overall Participating Interest share under the PSCs. The ORRI will be capped at five percent (5%) of the current contractor's seventy percent (70%) Participating Interest, or a three and a half percent (3.5%) ORRI on a one hundred percent (100%) Participating Interest basis. Under the terms of the Farmout Agreement, the Company has until May 14, 2004 to post a $1,000,000 surety bond to act as a work performance guarantee covering all aspects of the evaluation and work program to test the three existing wells, which the Company is attempting to obtain now. In the first nine months of 2004, approximately $1.8 million is expected to be utilized to fracture and test the gas flows from the three (3) wells drilled by ConocoPhillips, cover costs related to CUCBM Joint Management Committee salary fees, training fees, exploration fees and assistance fees as outlined in the Production Sharing Contract, and to pay ConocoPhillips $76,052 for CBM equipment and materials associated with the project.

Threatened legal actions

      The Company has received notification that a Director of the Company is contemplating initiating legal action against the Company for non-payment of certain expenses, compensation claims and claims of being owed a note payable.

Management does not believe the compensation and note payable claims are valid. The expenses claimed and unpaid are approximately $42,000 at March 31, 2004 and are recorded in the accompanying consolidated financial statements.

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

      If a person or group owns a large block of stock of a publicly traded company, particularly if that stock is not subject to restrictions on its purchase and sale on the open market, there is a risk that the person or group could sufficiently control the market for the stock to drive the stock's trading price stock up or down, and thereby the undisclosed control group could reap trading profits at the expense of other public investors. In addition, Schedule 13D requires owners of a control group of stock to disclose their intentions with respect to management or control of the company. Far East is making this announcement to alert the public that an undisclosed control group might exist.

Employment Agreement

      On October 13, 2003, the Company entered into a five-year employment agreement with Michael R. McElwrath, which was approved by the Board of Directors. Under the terms of the agreement, Mr. McElwrath's annual base salary shall be no less than $225,000. Mr. McElwrath is also eligible to receive performance bonuses semi-annually in the amount of not less than $20,000 subject to determination of specific performance criteria. Mr. McElwrath received a $56,250 signing bonus and is entitled to participate in all Company benefit plans that are offered. In addition, Mr. McElwrath received 1,200,000 stock options that vest over four years, 240,000 of which vest upon the effective date of this employment agreement. The stock options have an exercise price of $0.65, which was $0.65 below fair market value on the effective date of the contract. Accordingly, additional compensation cost of $39,000 has been recognized in the accompanying consolidated financial statements for the period ended March 31, 2004. The employment agreement provides for a separation or severance payment of $100,000 if terminated by the company without cause as defined by the agreement. Either party may provide thirty- day written notice to terminate this contract. Should the Company terminate this agreement without cause, Mr. McElwrath is entitled to any shares, which have not yet vested but are scheduled to vest within thirty days of the written notice of termination.

8. Stockholders' Equity

Common Stock

      In February 2004, we entered into an investor relations and consultant contract whereby the consultant will receive each month $2,500 in cash and 3,000 shares of our common stock. As of March 31, 2004, we had 6,000 shares issuable to the consultant for services rendered.

Private Placement Offering of Common Stock

      During the quarter ended March 31, 2004, we initiated a private placement sale of investment units. As of March 31, 2004, we had sold one unit. Each investment unit consists of 10,000 shares of common stock and a warrant to purchase 10,000 shares of common stock at $2.50 per share, over the next two years. The Warrants may be exercised immediately after issuance until the earlier of (i) two (2) years from the date of the Warrant Agreement, or (ii) the date upon which the Warrants are redeemed by the Company (which may occur at $0.01 per share in the event the Company provides at least forty days prior written notice, the average closing price of the common stock for the fifteen days prior to such written notice exceeds $3.50, and the Company limits its redemption to 25% of the Warrant holder's total purchasable shares per month). Proceeds of approximately $20,000 were received. This private placement is being made pursuant to exemptions from registration under Regulation S of the Securities Act of 1933 and requires the purchaser hold the stock for one year from the date of purchase.

Exercise of Warrants To Purchase Common Stock

      During the first quarter of 2004, the Company initiated redemption of 25% of warrants issued in the offering that closed October 7, 2003 pursuant to the warrant agreement. Warrant holders had to exercise these warrants by April 10, 2004 when these warrants terminate. During the first quarter of 2004, certain shareholders exercised 258,211 warrants at an exercise price of $1.00 for 258,211 shares of common stock.

      On July 23, 2003, the Company signed a Loan Agreement with Clarion Finanz AG. The principle amount of the loan is $200,000. The loan had a Conversion Privilege, at the exclusive option of the lender. The loan balance was convertible into the Company's stock at $0.65 per share of common stock and one full warrant for one common share exercisable at $1.00. The lender exercised the conversion feature on October 6, 2003 with regard to $100,000 of the outstanding balance of the loan. The lender exercised the conversion feature on February 20, 2004 with regard to $100,000 of the outstanding balance of the loan. The lender received 153,846 restricted shares of common stock at $0.65 per share and one full warrant exercisable at $1.00. The stock is restricted for two years from the date of conversion. The lender also converted the warrants exercisable on February 20, 2004 into 307,692 restricted shares of common stock.

Authorized

      On March 4, 2003, a Special Meeting of our shareholders approved an amendment to our articles of incorporation to increase the number of shares of Common Stock authorized for issuance from 100,000,000 to 500,000,000 at par value of $0.001. The shareholders also approved an amendment to our articles of incorporation to authorize a class of 500,000,000 shares of preferred stock, par value $0.001.

Stock Options

      The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) as amended by Statement of Financial Accounting Standards "Accounting for Stock- Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123" (SFAS No.148).

      Had compensation cost for these plans been determined consistent with the provisions of SFAS No. 123, the Company's stock-based compensation expense, net loss and loss per share would have been adjusted to the following pro forma amounts:

                                                   March 31, March 31,
                                                     2004     2003
                                                  -------------------
Net loss:
As reported                                     $(1,268,000)  $(672,000)
Deducts: Total stock-based
employee compensation expense determined
under intrinsic value method for all
awards, net of tax                                 (859,000)   (252,000)
                                                 ----------- -------------
Pro forma net loss                              $(2,127,000)  $(924,000)
                                                 =========== =============
Basic loss per share:
  As reported                                         $0.02       $0.02
  Pro forma                                           $0.04       $0.02
Diluted loss per share:
  As reported                                         $0.02       $0.02
  Pro forma                                           $0.03       $0.02

      The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield at 0%; expected volatility of approximately 30%; risk-free interest rate of 0.9% to 1.4% and expected lives of five to ten years for the options.

9. Subsequent Events

      Subsequent to the quarter ended March 31, 2004, and as of May 7, 2004, we have raised approximately $2.04 million in an equity offering involving the sale of 102 investment units, each of which consist of 10,000 shares of our common stock and a warrant to purchase 10,000 shares of our common stock at $2.50.

      Additionally, subsequent to March 31, 2004, and as of May 7, 2004, we received approximately $2,388,826 upon the exercise of 2,388,826 warrants to purchase 2,388,826 shares of our common stock. These warrants were issued as part of our October 7, 2003 offering.

Item 2. Management's Discussion And Analysis of Financial Condition and Plan of Operation

      As used herein, the terms "Company", "we", "our" or "us" refer to Far East Energy Corporation, a Nevada corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. Our United States office is located in Houston, Texas, and we have offices in Beijing and in Kunming, Yunnan Province of the People's Republic of China ("PRC").

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

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this information statement to conform such statements to actual results. The foregoing management's discussion and analysis should be read in conjunction with our financial statements and the notes herein.

2004 Plan of Operation

Yunnan Province, China

      We spudded our first well on the Enhong-Laochang coalbed methane block in Yunnan Province on October 26, 2003. The FCY-LC01 reached total depth of 825 meters (2,722 feet) on November 30, 2003. A total of 15 mineable coal seams were penetrated during the drilling of the well, with a total thickness of 29.40 meters (97 feet), which we consider to be excellent. The coring of the coal samples showed a recovery rate of 94.8%. In addition, the drilling revealed four targeted major coal seams with a total thickness of 16.30 meters (54 feet), all within an interval of about 110 meters (363 feet), which we believe are favorable for fracturing and production of CBM. Testing of 18 desorption samples from the well resulted in gas content estimates of approximately 650 cubic feet per ton of coal.

      On February 18, 2004, we concluded drilling our second well ("the FCY-EH02") in the Enhong-Laochang Block and began conducting desorption testing. Total depth of this second well reached 420 meters (1,344 feet), penetrating 15 coal seams with a thickness of 16.7 meters (53.4 feet). The total thickness of the coal seams targeted for potential production was 6.6 meters with a recovery rate of 70%. Estimated gas content, based on preliminary desorption results is approximately 10 cubic meters per ton of coal, or about 350 cubic feet per ton of coal.

      On April 7, 2004, we concluded drilling our third well ("the FCY-EH01") in the Enhong Block in Yunnan Province near Shang Sheshui Village and began conducting desorption testing. Total depth of this third well reached 435 meters (1,436 feet), penetrating 42 coal seams with a thickness of 42.8 meters (141 feet). The total thickness of the four coal seams targeted for potential production was 17.2 meters (57 feet). Estimated gas content, based on preliminary desorption results, is approximately 8-10 cubic meters per ton of coal, or approximately 280-350 cubic feet per ton of coal.

      Despite the strong results from these first wells we still cannot provide assurances that commercial viability will be achieved. Profitable production from these wells is subject to the following risks, among others:

       - Three CBM wells cannot produce enough gas to achieve commercially viability. We must complete several more CBM wells in near proximity to each other in order to make it feasible to begin production from any of them.

       - No gas pipeline, LNG plant, or other offtake candidate currently exists to take gas from these wells, and it is not likely that any such facilities will be built until favorable results are obtained from several more wells.

       - Actual production may vary materially from preliminary test results. Actual production from the well may be at recovery rates and gas quality materially worse than our first indications.

      We are evaluating whether to use horizontal drilling techniques or continue to evaluate the Enhong-Laochang project with vertical wells. Under our current PSC, we are required to drill two additional wells to satisfy requirements of Phase I. If horizontal drilling techniques can be employed, we believe that possibly only one horizontal well will be needed to satisfy the requirements and are discussing the issue with CUCBM. Once a decision is determined to drill vertical or horizontal wells, then drilling operations may commence in November or December 2004, provided weather will permit the rig movement to the location. We expect to spend a total of $1.3 million in the first nine months of 2004 in the Enhong-Laochang project. We expect to fund these activities with our existing capital, the exercise of warrants issued to investors in our October 7, 2003 offering, and funds to be raised from the offering being conducted outside the US in the first half of 2004.

Shanxi Province, China

      We have entered into farmout agreements and an assignment agreement with Phillips China, Inc., a subsidiary of Conoco Phillips, Inc., in which we agreed to acquire a net undivided 40% of Phillips China's 70% interest in two production sharing contracts in Shanxi Province. As currently structured, we have a 40% interest in the projects, Phillips China has a 30% interest and CUCBM has a 30% interest. The Assignment Agreement and appropriate amendments to the PSCs substituting Far East Energy for Phillips China as the principal party and operator was approved by CUCBM on March 15, 2004 and final ratification was granted by the PRC's Ministry of Commerce on March 22, 2004.

      The agreements obligate us, at our expense, to fracture stimulate and production test three exploration wells that were drilled by Phillips China. We anticipate the cost of these efforts to be $300,000 per well. We expect to begin fracing and testing no later than late summer of 2004. If testing proves satisfactory, we have the option to give notice to extend into the second phase of exploration by drilling three (3) additional wells, also at our expense. If we successfully complete the second phase, Phillips China will have the option to elect to either retain its net undivided thirty percent (30%) participating interest, or take an overriding royalty interest which will be capped at 3.5% of the total Participating Interest.

      In the first nine months of 2004, we expect to spend approximately $1,800,000 to perform the required tests, cover costs related to CUCBM salary fees, training fees, exploration fees and assistance fees required by the production sharing contracts for these projects, and to pay ConocoPhillips $76,052 for CBM equipment and materials associated with the project.

      Our agreements with ConocoPhillips state that we have until May 14, 2004 to post a $1,000,000 bank guarantee or surety bond to guarantee performance of the evaluation and work program to test the three existing wells. We estimate that securing this surety bond will cost between $150,000-250,000, although we may elect or have to place $1 million into escrow to satisfy this bond. An additional $900,000 bond will be required if we enter the second drilling phase. The cost of the additional bond is expected to be similar to the first bond. We have the option to escrow the full amount of each required guarantee in lieu of a bond. Required funding for these activities is expected to come from a combination of existing capital, the exercise of warrants issued to investors in our recently completed offering, and funds to be raised outside the US.

China Pipeline Access

      In the Qinnan Block of our Shanxi Province project, the West-East pipeline has the capacity of 1,000 MMcfpd. The Shanjing II pipeline is a 40" line which would also have a 1,000 MMcfpd capacity and will run just north of our Shouyang Block, in Shanxi Province. In the Qinnan and Shouyang areas we estimate that we will eventually expend approximately $63 million for two short connecting pipelines with 850 MMcfpd of capacity to the Shanjing II and West-East pipelines (about 30 miles in total for the two connecting pipelines).

      In the Yunnan area we have estimated a cost of $28 million for a 30-mile pipeline with a capacity of 350 MMcfpd. At the present time there are no pipelines to move gas for any great distance in the Yunnan Province, and gas will have to be sold to the local communities.

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

Eastern Montana

      Through our wholly owned subsidiary Newark Valley Oil & Gas, Inc., we are developing plans for an exploratory drilling program on our Montana leases, which we hope will demonstrate the existence of gas in commercial quantities. However, our first priority is to complete our exploration obligations in China because our properties in China clearly represent our greatest opportunity for strong return on investment. We expect to expend approximately $250,000 in the first half of 2004 to pay lease rentals in Montana and to conduct the necessary evaluations and planning for a drilling program. These funds will come from existing capital and/or the exercise of warrants issued in a financing concluded in October 2003. The projected drilling program for China (Yunnan and Shanxi) outlined above is anticipated to be financed through funding generated through a current offering being made outside the US, plus cash-on-hand and the exercise of warrants issued to investors in the financing concluded in October 2003.

      If funds are not available for our Montana property, we will pursue a farmout agreement with outside third parties. However, should funds be available for our Montana project, we would expend between $1.5 and $2 million to drill ten shallow wells as well as stimulate and construct a gathering system. Assuming good results for the first ten well program, we may then proceed to drill an additional 20 to 30 wells in 2005 to evaluate the potential of constructing a pipeline to gain greater access to gas markets on the Northern Border Pipeline. The cost of constructing a pipeline is estimated at $5 to $6 million. Continued development of this property could accelerate once a pipeline is constructed and reach a pace of 50 to 75 wells per year for a period of four to five years, at a cost of $8.5 to $12.7 million per year.

Montana Pipeline Access

      We can get into the Bitter Creek Gathering System which has a capacity of about 2,000 Mcfpd at the present time. If development were to continue and Bitter Creek was unable to move all the available FEEC gas it is possible to lay a 8" to 10" line to Northern Border Pipeline which is approx 25 to 30 miles north of our acreage at a cost of approximately $4 to $6 million.

Results of Operation and Analysis of Financial Condition

      The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2003; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003.

      We had no operating revenue for the three months ended March 31, 2004 and no revenue for the same period in 2003. The Company's total expenses for the three months ended March 31, 2004 increased by 89% to $1,269,000 as compared to $672,000 for the same period in 2003. The expenses we incurred in 2004 as compared to 2003 are set forth in the table below.

--------------------------------------------------------------------------------
                                                             Percentage Increase
Expenses*                                 2004        2003   (+) or decrease (-)
--------------------------------------------------------------------------------
Geologic & Engineering Services         $103,000    $72,000        (+) 43%
Other Consulting & Professional Services  83,000     87,000         (-) 5%
Compensation                             201,000    242,000        (-) 17%
Travel                                    84,000     92,000         (-) 9%
Stock Option Compensation                207,000          -       (+) 100%
Legal & Accounting                       208,000     68,000       (+) 206%
Mineral lease rent                        19,000          -       (+) 100%
Loss on investment in joint venture            -     22,000       (-) 100%
Amortization of Contract Rights           23,000     15,000        (+) 53%
General & Administrative                 341,000     74,000       (+) 361%
               Total                  $1,269,000   $672,000        (+) 89%
--------------------------------------------------------------------------------

* Note that these expenses may not represent all actual expenditures in the above categories as a result of our ability to capitalize certain expenditures.

      Geologic and engineering services increased by approximately $31,000 or 43% from $72,000 during the three months ended March 31, 2003 to $103,000 during the three months ended March 31, 2004. We spudded our first three exploratory wells in the last quarter of 2003 and the first quarter of 2004 and capitalized related drilling and geologic and engineering expenses of approximately $606,000.

      Compensation decreased by approximately $41,000 or 17% due to streamlining management responsibilities.

      Travel costs decreased approximately $8,000 or 9% from $92,000 during the three months ended March 31, 2003 to $84,000 during the three months ended March 31, 2004. This decrease was due to less travel abroad.

      Legal and accounting expenses increased approximately $140,000 or 206% from $68,000 during the three months ended March 31, 2003 to $208,000 during the three months ended March 31, 2004. The primary reasons for this increased expense were our response to the SEC's investigation regarding ownership of the Company's stock and costs related to our various current and previous financing activities.

      General and administrative expense increased approximately $267,000 or 361% from $74,000 during the three months ended March 31, 2003 to $341,000 during the three months ended March 31, 2004. Included in this increase are overhead expenditures from expanded operating activities in China including professional fees for CUCBM and contract labor.

      These increased expenses resulted in our operating loss increasing to $1,269,000 for the three months ended March 31, 2004, as compared to $672,000 for the same period of 2003. As is the case with our increased expenses, our increased operating loss is also attributable to our increased efforts to explore, develop, extract and sell coalbed methane gas in China, as well as our financing efforts.

Liquidity and Capital Resources

      As of March 31, 2004, our cash and cash equivalents were $1,256,000, as compared to $2,326,000 as of December 31, 2003. The decrease is due to the expenditures made in our planning for and the initiation of exploration and development of oil and gas properties, as well as for the reasons set forth above for our increased expenses.

      Cash used in operating activities for the quarter ended March 31, 2004 was $747,000 as compared to cash used in operating activities for the same period of 2003 of $350,000. This change is mainly attributable to our net loss partially offset by an increase in accounts payable.

      Cash used in investing activity increased to $602,000 for the quarter ended March 31, 2004, as compared to $136,000 for the same period in 2003. This increase is primarily attributable to our investment in unproved oil and gas properties.

      Cash provided by financing activities was $279,000 for the quarter ended March 31, 2004, compared to cash used in financing activities of $115,000 for 2003. The increase in cash provided by financing activities reflects proceeds from the exercise of warrants in 2004, and our decrease in long term liabilities in 2003.

      We believe that we have sufficient cash to fund operating needs and financial obligations through the end of the third quarter of 2004. We anticipate incurring approximately $3 million in exploration and development expenses in the first nine months of 2004. This figure could be as high as $4 million if we elect to post cash reserves in lieu of performance bonds as required by the ConocoPhillips agreements in Shanxi (See, 2004 Plan of Operation
- Shanxi Province, China).

      If we complete phase 1 requirements for both of the projects in China in 2004, we estimate that will require exploration related expenditures of approximately $2MM in the fourth quarter of 2004. Incremental funding will be necessary to provide cash to complete phase 1 by year-end.

      To develop our projects in China over the long term, we need to obtain funding to satisfy very significant expenditures for exploration and development of those projects, if they are successful. We anticipate obtaining such significant funds by various methods, which might include the issuance of equity securities, obtaining farm-out partners and the potential sale of property interests among other alternatives.

      As of May 7, 2004, we have raised approximately $2.06 million in an equity offering involving the sale of 103 investment units, each of which consist of 10,000 shares of our common stock and a warrant to purchase 10,000 shares of our common stock at $2.50. Additionally, we notified investors in our October 7, 2003 offering of our intention to redeem 25% of the warrants received. As of May 7, 2004, we received a total of approximately $2,679,729 upon the exercise of 2,679,729 warrants to purchase 2,679,729 shares of our common stock.

      We intend to continue financing efforts to support our current and proposed business operations in China and Montana. Our ability to continue as a going concern is dependent upon our ability to raise additional, substantial funds for use in our planned development activities, and upon the success of our planned exploration and development activities. Since there can be no guarantee of future fundraising success, and since the success of exploratory drilling can never, by definition, be guaranteed, it must be stated that there is substantial doubt about our ability to continue as a going concern. However, management believes that we will continue to be successful in raising the funds necessary to explore for gas and, assuming success in those exploratory efforts, to raise the funds necessary for production and development. Management believes that, in the near term, we will be able to raise funds sufficient to assure satisfaction of its operating capital needs and financial obligations through December 31, 2004. These funds are anticipated to be raised through a combination of the continued exercise of warrants issued to investors in conjunction with the recently completed private offering and future equity and/or debt offerings.

      We do not expect to receive significant revenues from operations in China until at least late 2006. If we elect to pursue a drilling program in Montana in the last half of 2004, we could generate revenues during 2005, although we have not resolved to pursue drilling in Montana as of May 7, 2004. To generate revenue in China prior to the point at which production reaches pipeline quantities, we may elect to construct liquefied natural gas (LNG) facilities on our properties. However, we believe an LNG company may decide to construct such facilities at their own cost. This would allow gas to be produced and sold in the period before we achieve production in sufficient quantities to justify constructing short connecting pipelines to the Shangjing II and West-East pipelines in the Shanxi Province, or before a pipeline or other offtake facility is operational in the Yunnan Province. A 100 ton/day LNG facility, which would absorb approximately 5 million cubic feet of gas per day, would cost $10-15 million to construct. A 1000 LNG ton/day facility capable of absorbing 50 million cubic feet of gas per day would cost approximately $75 million. Again, while we may opt to construct LNG facilities, it is quite possible that an LNG concern may decide to construct such facilities near our properties at their own cost. We may construct pipelines to move gas from our fields to either municipalities or other pipelines. We estimate the cost to construct a pipeline in the Enhong and Laochang areas to be approximately $28 million. Our farmout agreement from ConocoPhillips provides us with rights to two separate blocks; the Shouyang block, approximately 40 km south of the Shangjing II Pipeline to Beijing, and the Qinnan block, approximately 10 km north of the West-East Pipeline to Shanghai. We estimate the cost to construct pipeline connections from the Shouyang and Qinnan blocks to the Shangjing II and West-East Pipelines, respectively, to be approximately $63 million. We are delaying any decisions regarding the construction of LNG facilities or pipelines until such time as significant gas volumes are achieved. We believe this delay may allow us to avoid construction costs to the extent other entities (attracted by our gas), have constructed, are constructing or are planning to construct, such facilities.

Critical Accounting Policies

      Management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. Note 1 to our consolidated financial statements included in our Form 10-KSB for the year ended December 31, 2003, contains a comprehensive summary of our significant accounting policies. The following is a discussion of our most critical accounting policies, judgments and uncertainties that are inherent in our application of GAAP:

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

      The application of the successful efforts method of accounting requires management's judgment to determine the proper designation of wells as either developmental or exploratory, which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and application of industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Seismic costs incurred to select development locations within a productive oil and gas field are typically treated as development costs and capitalized. Judgment is required to determine when the seismic programs are not within proved reserve areas and therefore would be charged to expense as exploratory. The evaluation of oil and gas leasehold acquisition costs requires management's judgment to estimate the fair value of exploratory costs related to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

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

      Impairment of unproved oil and gas properties. Unproved leasehold costs and exploratory drilling in progress are capitalized and are reviewed periodically for impairment. Costs related to impaired prospects or unsuccessful exploratory drilling are charged to expense. Our assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impacts the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future, as it may not be economic to develop some of these unproved properties. As of March 31, 2004, we had total unproved oil and gas property costs of approximately $3.5 million consisting of undeveloped leasehold costs of $2.4 million in Montana and unevaluated exploratory drilling costs of $1.1 million incurred in China, compared to $2.9 million consisting of undeveloped leasehold costs of $2.4 million in Montana and unevaluated exploratory drilling costs of $497,000 incurred in China as of December 31, 2003.

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

      Income taxes. We provide deferred income taxes on transactions which are recognized in different periods for financial and tax reporting purposes. We also have deferred tax assets related to operating loss carryforwards. We periodically assess the probability of recovery of recorded deferred tax assets based on our assessment of future earnings outlooks by tax jurisdiction and record valuation allowances when this assessment results in a determination that recoverability is not likely. Such estimates and determinations are inherently imprecise because many assumptions are utilized in the assessments that may prove to be incorrect in the future. At March 31, 2004, and December 31, 2003, we have recorded a valuation allowance for the full amount of net deferred tax assets.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not engage in hedging activities and do not use commodity futures or forward contracts in our cash management functions. We do not hedge our exposure to currency rate changes. Instead, we are at risk for changes in currency exchange rates between the United States and the People's Republic of China. In general, we hold cash reserves in U.S. Dollars and transfer funds to China as needed to operate our Chinese offices and conduct exploration operations. For the near term, we do not expect to generate any operating income from activities in China.

      Because we frequently send money to China to fund operations, we are exposed to foreign currency risk. If the value of U.S. dollars falls in relation to the Chinese yuan, the cost to us of funding our Chinese operations would rise because more dollars would be required to fund the same expenditures in yuan. Conversely, if the value of U.S. dollars rises in relation to the Chinese yuan, the change in exchange rates would decrease our dollar cost to fund operations in China.

      In recent years, the Chinese government has fixed the exchange rate between U.S. dollars and Chinese yuan. Because the exchange rate has been fixed, instead of variable, we have experienced no fluctuations in the value of goods and services we purchase in China because of currency exchange. However, the United States and other foreign governments have repeatedly sought to establish a floating exchange rate between the Chinese yuan and other foreign currencies. If, in the future, China accedes to requests to let its currency float against the dollar, we must either adopt cash management strategies to hedge U.S. dollars against the yuan or be subject to the exchange rate risks described above.

ITEM 4  CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosures controls and procedures pursuant to Exchange Act Rule 13a-14.

      Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we conducted our evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      Jawaharlal Gondi, one of our directors, has notified us that he intends to file a claim against us for unpaid compensation and expenses and an unpaid promissory note incurred during 2003. However, we have written to Mr. Gondi's lawyer denying his claims for compensation in excess of what he has already been paid and denying the note claim. We have acknowledged some of the expense claims and paid them in part. At March 31, 2004, the unpaid expense claims amounted to approximately $42,000, which amount we acknowledged and recorded as a liability on our financial statements. As of the date of this report, we do not believe any legal action has been filed against us regarding these claims.

Item 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

      In February 2004, we initiated the redemption of 25% of warrants issued in our private placement offering that closed October 7, 2003. In the quarter ended March 31, 2004, we issued to ten persons an aggregate of 258,211 shares of common stock upon the exercise of warrants granted in the offering upon our receipt of an aggregate exercise price of $258,211. All of these warrant holders purchased these securities in our October 7, 2003 offering. Since March 31, 2004, and as of May 7, 2004, we have received $2,388,826 upon the exercise of an additional 2,388,826 warrants. All of the shares were issued pursuant to exemptions from registration under Sections 3(b) and 4(2) of the Securities Act of 1933. No commission was paid on the exercise of these warrants.

      During the quarter ended March 31, 2004, we initiated a private placement sale of investment units. As of March 31, 2004, we had sold one unit. Each investment unit consists of 10,000 shares of common stock and a warrant to purchase 10,000 shares of common stock at $2.50 per share, over the next two years. The Warrants may be exercised immediately after issuance until the earlier of (i) two (2) years from the date of the Warrant Agreement, or (ii) the date upon which we redeem the Warrants (which may occur at $0.01 per share in the event we provide at least forty days prior written notice, the average closing price of our common stock for the fifteen days prior to such written notice exceeds $3.50, and we limit our redemption to 25% of the Warrant holder's total purchasable shares per month). Proceeds of approximately $20,000 were received. A cash commission of 10% was paid, as was a 3% expense allowance and also a 10% warrant commission. This private placement is being made pursuant to exemptions from registration under Regulation S under the Securities Act of 1933 and requires the purchaser hold the stock for one year from the date of purchase.

      Subsequent to the first quarter ended March 31, 2004, we continued our Regulation S offering of investment units discussed above, with the units consisting of the same terms as discussed in the preceding paragraph. Since March 31, 2004 and as of May 7, 2004, we sold 102 investment units in exchange for total proceeds of $2.04 million. A cash commission of 10% is being paid on funds raised in this offering, as is a 3% expense allowance and also a 10% warrant commission. These securities were sold to persons not resident in the U.S. in reliance upon Regulation S under the Securities Act of 1933, as amended.

Item 5.        OTHER INFORMATION

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

      If a person or group owns a large block of stock of a publicly traded company, particularly if that stock is not subject to restrictions on its purchase and sale on the open market, there is a risk that the person or group could sufficiently control the market for the stock to drive the stock's trading price stock up or down, and thereby the undisclosed control group could reap trading profits at the expense of other public investors. In addition, Schedule 13D requires owners of a control group of stock to disclose their intentions with respect to management or control of the company. Far East is making this announcement to alert the public that an undisclosed control group might exist.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 15 of this Form 10-Q, which is incorporated herein by reference.

      (b) Reports on Form 8-K. No reports were filed on Form 8-K during the first quarter of 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of May, 2004.

                           Far East Energy Corporation

                           /s/ Michael R. McElwrath
                           ----------------------------
                           Michael R. McElwrath
                           Chief Executive Officer, President and
                           Chairman of the Board (Principal Executive Officer)

                           /s/ Mark Schaftlein
                           -----------------------------
                           Mark Schaftlein
                           Chief Financial Officer (Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.

EXHIBIT NO.      PAGE NO.   DESCRIPTION
3(i)              *         Articles of Incorporation (Incorporated by
                            reference from the Company's Form 10-SB, file number
                            000- 32455, filed on March 16, 2001.)
3(ii)             *         Bylaws (Incorporated by reference from the Company's
                            Form 10-SB, file number 000-32455, filed on March
                            16, 2001.)
10(i)             +         Memo of Understanding with Phillips China Inc.
10(ii)            +         Farmout Agreement-Qinnan (Phillips China)
10(iii)           +         Farmout Agreement-Shouyang (Phillips China)
10(iv)            +         Assignment Agreements on the Qinnan CMB blocks
                            (Phillips China)
10(v)             +         Assignment Agreements on the Shouyang CMB blocks
                            (Phillips China)
31(i)             16        302 Certification of Chief Executive Officer
31(ii)            17        302 Certification of Chief Financial Officer
32(i)             18        906 Certification of Chief Executive Officer
32(ii)            19        906 Certification of Chief Financial Officer

* Previously filed and incorporated herein by reference from the Company's Form 10-SB, file number 000-32455, filed on March 16, 2001. + Previously filed and incorporated herein by reference from the Company's Form 10-QSB for the quarter ended June 30, 2003.

                                                                 EXHIBIT 31(i)
                                  CERTIFICATION

I, Michael R. McElwrath, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Far East Energy Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d- 15(e)) for the registrant and have:

      (a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to myself by others within those entities, particularly during the period in which this report is being prepared;

      (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (d) disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially effect, the registrant's internal controls over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent functions);

      (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 10, 2004

/s/ Michael R. McElwrath
------------------------
Michael R. McElwrath
Chief Executive Officer

                                                                EXHIBIT 31(ii)
                                  CERTIFICATION

I, Mark Schaftlein, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Far East Energy Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to myself by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (d) disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially effect, the small business issuer's internal controls over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent functions);

      (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 10, 2004

/s/ Mark Schaftlein
-----------------------
Mark Schaftlein
Chief Financial Officer

                                                                 EXHIBIT 32(i)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report on Form 10-Q of Far East Energy Corporation (the "Company") for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Michael R. McElwrath, the Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 10, 2004

/s/ Michael R. McElwrath
------------------------
Michael R. McElwrath
Chief Executive Officer

                                                                EXHIBIT 32(ii)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report on Form 10-Q of Far East Energy Corporation (the "Company") for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Mark Schaftlein, Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 10, 2004

/s/ Mark Schaftlein
------------------------
Mark Schaftlein
Chief Financial Officer