Form 10QSB/A
period 2003-09-30
FAR EAST ENERGY CORP
filed 2004-05-13
CIK 1124024

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

          Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          3
Item 1.   Financial Statements.......................................   3
Item 2.   Management's Discussion And Analysis and Plan of Operation ...4
            Forward-looking Information................................ 4
            Overview....................................................4

            Results Of Operations.....................................  7

            Liquidity And Capital Resources ........................... 8

            Obligations and Future Capital Requirements................ 9
            Critical Accounting Policies............................... 10
Item 3.   Controls and Procedures.......................................13

PART II - OTHER INFORMATION.............................................14
Item 1.     Legal Proceedings ......................................... 14
Item 2.     Change in Securities........................................14
Item 5.     Other Information ..........................................14
Item 6.     Exhibits and Reports on Form 8-K .......................... 15

INDEX TO EXHIBITS.......................................................17

ITEM 1.     FINANCIAL STATEMENTS.

                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                                  Balance Sheet
                   At September 30, 2003 and December 31, 2002

                                                   September 30,    December 31,
                                                       2003            2002
                                                    (unaudited)      (Restated)
                                                    (Restated)
ASSETS
Current Assets
      Cash and Cash Equivalents                     $3,863,000      $ 1,008,000
Other Current Assets
      Prepaid and other current assets                       -            1,000
                                                   --------------  -------------
            Total Current Assets                     3,863,000        1,009,000

Property and Equipment, net                          2,511,000          101,000

Intangible Asset                                       131,000          175,000
Other Assets
    Other                                                    -          143,000
Investment in joint venture                                  -           22,000
                                                   --------------   ------------
                                                             -          165,000
                                                   --------------   ------------
TOTAL ASSETS                                       $  6,505,000      $1,450,000
                                                   ==============   ============

LIABILITIES
Current Liabilities
    Accounts Payable                               $    734,000      $  253,000
    Notes Payable                                       295,000             -
    Other liabilities                                   503,000         250,000
                                                   --------------   ------------
    Total Current Liabilities                         1,532,000         503,000
                                                   --------------   ------------
Commitments and Contingencies                                 -               -

STOCKHOLDERS' EQUITY
Stockholders' Equity
Common stock, $0.001 par value,
500,000,000 shares authorized
55,486,769 and 45,750,500 issued and
outstanding at September 30, 2003
and December 31, 2002, respectively                      55,000          45,000
Additional paid in capital                            9,418,000       3,060,000
Deficit accumulated during the Development Stage     (4,498,000)     (2,156,000)
Accumulated other comprehensive loss                     (2,000)         (2,000)
                                                    --------------   -----------
                                                   $  4,973,000     $   947,000
                                                    --------------  ------------
                                                   $  6,505,000     $ 1,450,000
                                                   =============== =============

Please see the accompanying notes to consolidated financial statements
                                    F-1

                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                Statements of Operations and Accumulated Deficit
          For the Nine Months and Three Months Ended September 30, 2003
                        (Unaudited) and 2002 (Unaudited)

                                                   Cumulative
                                                   Amounts
                                                   Date of
                                                Incorporation
                                              (February 4, 2000     Nine Months   Nine Months    Three Months   Three Months
                                            to September 30, 2003      Ended         Ended           Ended          Ended
                                                  (unaudited)        September 30 September 30   September 30   September 30,
                                                                        2003          2002           2003            2002

Revenues
    Interest income                            $     14,000            $ 1,000     $       0      $       0     $         0
    Foreign currency exchange gain                    1,000                  0                            0               0
                                               -----------------   -------------  ------------   -------------  -------------
       Total Revenue                                 15,000              1,000             0              0               0

Expenses
    Geologic and engineering services               675,000            295,000       147,000         30,000          72,000
    Other consulting and professional services      936,000            661,000       220,000        536,000         103,000
    Compensation                                  1,242,000            646,000       332,000        143,000         161,000
    Travel                                          801,000            226,000       296,000         45,000         155,000
    Legal and accounting                            210,000            139,000       113,000         18,000          42,000
    General and Administrative                      583,000            310,000       204,000        209,000         120,000
    Loss on investment in Joint Venture              22,000             22,000             0              0               0
    Amortization                                     44,000             44,000             0         15,000               0
                                               ----------------    -------------   ------------   -------------  ------------

Net loss for the period                          (4,498,000)        (2,342,000)   (1,312,000)      (996,000)       (653,000)
Deficit - beginning of period                             0         (2,156,000)      (26,000)    (3,502,000)       (685,000)
                                               ----------------    -------------   ------------  --------------  -------------
Accumulated deficit - end of period            $ (4,498,000)      $ (4,498,000)  $(1,338,000)   $(4,498,000)    $(1,338,000)
                                               ================    =============   ============  ==============  =============

Weighted average number of shares                                   47,870,256    45,750,000     49,198,125      45,750,000
outstanding (note 4)                                               =============  =============  ==============  =============

Loss per share - basic                                                  $(0.05)   $    (0.03)     $   (0.02)    $     (0.01)
                                                                   =============  =============  ==============  =============
Loss per share - fully diluted                                       $   (0.04)   $    (0.03)     $   (0.02)     $    (0.01)
                                                                   =============  =============  ==============  ==============

     Please see the accompanying notes to consolidated financial statements
                                      F-2

                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                            Statements of Cash Flows
                  For the Nine Months Ended September 30, 2003
                        (Unaudited) and 2002 (Unaudited)

                                          Cumulative
                                        Amounts Date of
                                         Incorporation
                                        (February 4, 2000         Nine Months      Nine Months
                                       to September 30, 2003       Ended              Ended
                                           (unaudited)            September 30     September 30,
                                                                     2003             2002

Cash Provided By (Used For):

Operating Activities
Net loss for the period                 $       (4,498,000)      $ (2,342,000)    $ (1,312,000)
Depreciation                                        21,000             14,000                0
Amortization                                        44,000             44,000                0
Adjustment to reconcile net loss to cash:
 - (increase) decrease in other receivables              0              2,000                0
 - increase in accounts payable                    737,000            484,000           52,000
                                              --------------     --------------   --------------
                                                (3,696,000)        (1,798,000)      (1,260,000)
                                              --------------     --------------   --------------

Investing Activity
Investment in contract rights                     (890,000)          (551,000)               0
Investments in property and equipment             (108,000)                 0                0
Loss on investment in JV                            22,000             22,000          (69,000)
                                              --------------     --------------    -------------
                                                  (976,000)          (529,000)         (69,000)
Financing Activity
Increase in notes payable                          295,000            295,000                0
Decrease in other liabilities                            0           (250,000)               0
Proceeds from the sale of common stock           8,242,000          5,137,000        3,052,000
                                              --------------     --------------    -------------
                                                 8,537,000          5,182,000        3,052,000

Effect of exchange rate in cash and
 cash equivalents                                   (2,000)

Increase (decrease) in cash and cash
 equivalents                                     3,863,000           2,855,000       1,723,000

Cash and cash equivalents - beginning of period          0           1,008,000          27,000
                                              -------------       -------------    -------------

Cash and cash equivalents - end of period        3,863,000           3,863,000       1,750,000
                                              =============       =============    =============


     Please see the accompanying notes to consolidated financial statements
                                       F-3

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

      Stock Options

      The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan and has adopted the disclosure- only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Accordingly, no compensation cost for stock options granted has been recognized, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the day of grant. Had compensation cost for these plans been determined consistent with the provisions of SFAS No. 123, the Company's stock-based compensation expense, net loss and loss per share would have been adjusted to the following pro forma amounts (in thousands, except for per share amounts):


                                                  For the Nine Month
                                                      Period Ended
                                                   September 30, 2003
Net loss:
As reported                                        $        (1,312,000)
Deducts: Total stock-based employee compensation
expense determined under intrinsic value method
for all awards, net of tax                                    (252,000)
                                                   ---------------------
Pro forma net loss                                 $        (1,564,000)
                                                   =====================
Basic loss per share:
As reported                                        $              0.03
     Pro forma                                                    0.03
Diluted loss per share:
     As reported                                   $              0.03
     Pro forma                                                    0.03

      The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option -pricing model with the following weighted-average assumptions used for grants in the nine months ended September 30, 2002: dividend at 0%; expected volatility of approximately 50%; risk-free interest rate of 1.4% and expected lives of one to 4 years for the options.

There were no stock options granted in 2002.

3.    STATEMENT OF CASH FLOWS

The Company uses the indirect method to present cash flows from operating activities. Other supplemental cash flow information for the periods ended September 30, 2003 and December 31, 2002 is presented as follows:


                                          September   December 31,
                                           30, 2003       2002
Cash transactions:
  Cash paid for interest                  $        -  $       -
                                         ============ ============
  Cash paid for income taxes              $        -  $       -
                                         ============ ============
Noncash transactions:
  Acquisition of contract rights          $           $   150,000
                                         ============ ============
  Net acquisition of mineral leases       $ 1,231,000 $         -
                                         ============ ============
  Issuance of common stock in acquisition $ 1,231,000 $         -
                                         ============ ============

4.    GOING CONCERN

      The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no source of revenue. The ability of the Company to continue as a going concern is dependent upon its ability to raise substantial funds for use in development activities, and upon the success of the Company's planned exploration and development activities. Since there can be no guarantee of future fundraising success, and since the success of exploratory drilling can never, by definition, be guaranteed, it must be stated that there is substantial doubt about the Company's ability to continue as a going concern. However, management believes that the Company will continue to be successful in raising the funds necessary for exploration and, assuming success in those exploratory efforts, to raise the funds necessary for production and development. Management believes that, in the near term (October 1, 2003 though December 31, 2004), the Company will be able to raise funds sufficient to assure satisfaction of its operating capital needs/plans (including the drilling of four more exploratory wells on the Enhong-Laochang blocks, the fracturing and testing of three existing wells in acreage farmed out from ConocoPhillips in Shanxi Province China, and the drilling of three additional exploration wells on the ConocoPhillips tract) and financial obligations through December 31, 2004 These funds are anticipated to be raised through a combination of the exercise of warrants issued to investors in conjunction with the recently completed private offering and an additional accredited investors offering in the first quarter of next year

5.    COMMON STOCK

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


6.        PROPERTY AND EQUIPMENT

Property and equipment includes the following:


                                           September 30, December 31,
                                               2003          2002

  Unproven oil and gas properties         $    2,424,000  $       -
  Furniture and equipment                        108,000    108,000
                                         ---------------- -----------
                                               2,532,000    108,000
  Accumulated depreciation                       (21,000)    (7,000)
                                         ---------------- -----------
                                            $  2,511,000  $ 101,000
                                         ================ ============

Depreciation expense for the periods ended September 30, 2003 and December 31, 2002 was approximately $14,000 and $7,000, respectively.

7.    INTANGIBLE ASSETS

     Intangible assets consist of mineral exploration rights acquired during 2002 and 2003 and are being amortized over three years. Assigned costs amounted to approximately $175,000. There was no amortization expense in 2002. Amortization expense during the first nine months of 2003 was $44,000.

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

8.    ACQUISITION

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

The aggregate acquisition price was $2,409,000, which included cash in the amount of $600,000, assumption of liabilities of $375,000, ongoing payment of annual lease expense and legal fees, and 1,600,000 share of the company's common stock valued at $1,231,000. The value of the restricted stock was determined based on the market price of the shares on the date of the agreement.

      Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

         Property and equipment         $ 2,409,000
         Current liabilities                535,000
                                        -----------
         Net assets acquired            $ 1,874,000
                                        ===========

The following pro forma information is based on the assumption that the acquisition took place as of January 1, 2002:

                                             2003       2002
                                         ----------  ------------
Net Sales                                $      -    $          -
Income before extraordinary items      $ (2,502,000) $ (1,514,000)
                                         ----------- ------------
Net income                             $ (2,502,000) $ (1,514,000)

Basic Earnings per share: Income
  before extraordinary items            $     (0.05) $     (0.03)
                                         =========== ============
Net income                              $     (0.05) $     (0.03)
                                         =========== ============

Diluted earnings per share: Income
  before extraordinary items            $     (0.05) $     (0.03)
                                         =========== ============
Net income                              $     (0.05) $     (0.03)
                                         =========== ============

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

9.  INVESTMENT IN JOINT VENTURE

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

      On June 12, 2003, the Company took a loan from Professional Trading Services, Kuttelgasse 4, 8001 Zurich, Switzerland in the amount of $100,000. Maturity is on demand, at the option of the lender, repayable in cash with accrued interest. Interest on the loan is five (5) percent per year. The loan has a Conversion Privilege, at the exclusive option of the lender. The loan is convertible into units of FEEC stock at $0.65 per share of common stock and one full warrant exercisable at $1.00, and it was so converted in full subsequent to the quarter ended September 30, 2003. As of September 30, 2003, only $70,000 was advanced under the loan.

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

11.    COMMITMENTS AND CONTINGENCIES

      On April 25, 2003, the Company received notice that TMP Worldwide, Inc. and Hudson Highland Group Global Resources Management, Inc. ("TMP-Hudson") had filed a lawsuit against it in the 151st Judicial District Court in Harris County, Houston, Texas. TMP-Hudson alleged that, pursuant to contract, TMP-Hudson had transferred all of the employees (only those employees in the United States) of Far East Energy to TMP- Hudson's payroll and then supplied them back to Far East Energy and that Far East Energy had failed to make payment for a portion of these services. This was a "payrolling" or employee leasing arrangement entered into for the purpose of reducing the administrative burden upon the Company's corporate staff caused by the burdens associated with keeping track of payroll, administering benefits, accounting for and paying all proper payroll deductions and taxes, and other miscellaneous associated tasks. On May 19, 2003, TMP filed a motion for non suit in connection with a settlement agreement. The settlement of this litigation required our payment of a total of $462,539 representing outstanding invoices for services rendered. The final required payment due pursuant to the settlement was made on September 3, 2003.

12. RESTATEMENT OF FINANCIAL STATEMENTS

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

     For the period September 30, 2003 the Company recorded an investment in unproved oil and gas properties of $8,044,000. The Company has amended form 10-QSB for September 30, 2003 to reflect the correct value of the Newark acquisition. The initial amount at which it was recorded included a stock fair market value of $4.20. Due to the fact that the common stock was restricted, management has estimated the value to be $0.77 per share which causes the equity portion of the transaction to be valued at $1,231,000. Accordingly, the September 30, 2003 investment has been restated in the accompanying consolidated balance sheet to be $2,409,000. See Note 8 for additional terms of the transaction.

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

      On December 30, 2002, MOFTEC ratified the Production Sharing Contract ("PSC") with CUCBM to jointly explore, develop, produce and sell coal bed methane gas in and from a total area of 1,072 square kilometers or 265,000 gross acres (between 643.2 and 1072 net square kilometers or between 159,000 and 265,000 net acres for the Far East Energy share, depending upon the extent to which CUCBM decides to participate) in the Enhong and Laochang areas of Yunnan Province, PRC (closest cities are Qujing City and Kunming). This PSC commits the Company to drilling five (5) exploration wells and eight (8) pilot wells in the Yunnan province during the next three-year exploration and production period. Pilot wells refer to the drilling of wells aimed at evaluating, through pilot production of coalbed methane, the potential commercial value of coalbed methane in a specific area. Our first well was spudded on the Enhong-Laochang coalbed methane block in Yunnan Province in late October, 2003, and the drilling of that well continues as of the date of this filing. One (1) additional well is expected to be commenced in the fourth quarter of 2003, and then a third well will be drilled on the Enhong-Laochang Block in January of 2003. Approximately $900,000 is expected to be utilized to drill these three wells and conduct desorption tests, and to pay expenses for salaries for CUCBM, Assistance Fees to CUCBM, training fees, and other related expenses. It is believed that all three of these first exploration wells on the Enhong-Laochang Blocks will be completed by late January or early February, 2004; and then in the February to June timeframe all three wells will be fractured and tested. Also, in the February to April 2004 timeframe, sites for the two remaining required exploration wells will be selected and the drilling of these wells will start. It is anticipated that by the end of June all five wells will be undergoing, or will have already undergone, dewatering testing. Full associated costs for the Enhong-Laochang Project for the period from February to June (which costs will include the costs of drilling the two remaining exploration wells, and then fracturing, testing, and dewatering all five wells) are expected to be approximately $900,000.

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

LIQUIDITY AND CAPITAL RESOURCES

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

      Stockholders' equity increased to $4,973,000 as of September 30, 2003 from $1,450,000 as of December 31, 2002 as a result of our sales and issuance of 8,136,269 shares of common stock.

      Cash used for operating activities for the nine months ended September 30, 2003 was $1,798,000 as compared to $1,260,000 for the same period in 2002. This increase is mainly attributable to an increase in accounts payable to $484,000 for the nine months ended September 30, 2003 from $52,000 for the same period in 2002, which is due to our increased focus on development activities.

      Cash used for investing activity increased to $529,000 for the nine months ended September 30, 2003 as compared to $69,000 for the same period in 2002. This is primarily attributable to an increase in investments in contract rights of $551,000 stemming from our acquisition of oil and gas leases in Montana.

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

      We intend to continue financing efforts to support our current and proposed business operations in China and Montana. The ability of the Company to continue as a going concern is dependent upon its ability to raise substantial funds for use in development activities, and upon the success of the Company's planned exploration and development activities. Since there can be no guarantee of future fundraising success, and since the success of exploratory drilling can never, by definition, be guaranteed, it must be stated that there is substantial doubt about the Company's ability to continue as a going concern. However, management believes that the Company will continue to be successful in raising the funds necessary to explore for gas and, assuming success in those exploratory efforts, to raise the funds necessary for production and development. Management believes that, in the near term (October 1, 2003 through December 31, 2004), the Company will be able to raise funds sufficient to assure satisfaction of its operating capital needs/plans (this would include the drilling of four more exploratory wells on the Enhong-Laochang blocks, and the drilling of three additional exploration wells on the ConocoPhillips tract, in addition to the operational activities outlined herein above) and financial obligations through December 31, 2004. These funds are anticipated to be raised through a combination of the exercise of warrants issued to investors in conjunction with the recently completed private offering and an additional accredited investors offering in the first quarter of next year

      Because we have acquired an undeveloped natural resource that will require substantial exploration and development, we do not expect to generate meaningful revenues until at least late 2004. Expenses for the second half of 2004 will have to be financed through cash flow, which may not yet be available if production and sales of coalbed methane gas are not significant, or through future financings of equity and/or debt. In the event we do not raise funds sufficient to finance our current development plans for projects in Yunnan and Montana, we may fail.

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

     The application of the successful efforts method of accounting requires management's judgment to determine the proper designation of wells as either developmental or exploratory, which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and application of industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Delineation seismic costs incurred to select development locations within a productive oil and gas field are typically treated as development costs and capitalized. Judgment is required to determine when the seismic programs are not within proved reserve areas and therefore would be charged to expense as exploratory. The evaluation of oil and gas leasehold acquisition costs requires management's judgment to estimate the fair value of exploratory costs related to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

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

     Impairment of unproved oil and gas properties. Unproved leasehold costs and exploratory drilling in progress are capitalized and are reviewed periodically for impairment. Costs related to impaired prospects or unsuccessful exploratory drilling are charged to expense. Our assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impacts the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future as it may not be economic to develop some of these unproved properties. As of September 30, 2003, we had total unproved oil and gas property costs of approximately $2.4 million consisting of undeveloped leasehold costs of $2.4 million in Montana.


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

     Income taxes. We provide deferred income taxes on transactions which are recognized in different periods for financial and tax reporting purposes. We also have deferred tax assets related to operating loss carryforwards. We periodically assess the probability of recovery of recorded deferred tax assets based on our assessment of future earnings outlooks by tax jurisdiction and record valuation allowances when this assessment results in a determination that recoverability is not likely. Such estimates and determinations are inherently imprecise because many assumptions are utilized in the assessments that may prove to be incorrect in the future. At September 30, 2003, we have recorded a valuation allowance for the full amount of deferred tax assets.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 17 of this Form 10-QSB, which is incorporated herein by reference.

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

                                      Far East Energy Corporation

                                      /s/ Michael R. McElwrath
                                      ------------------------------------
                                      Michael R. McElwrath, Chief Executive
                                      Officer, President & Chairman of the Board

                                INDEX TO EXHIBITS

      Exhibits marked with an asterisk (*) have been filed previously with the Commission and are incorporated herein by reference.

EXHIBIT NO.       PAGE NO.       DESCRIPTION
3(i)                 *           Articles of Incorporation of the Company.
                                 (Incorporated by reference from the
                                 Company's Form 10-SB12G, file number
                                 000-32455, filed on March 16, 2001.)
3(ii)                *           Bylaws of the Company. (Incorporated by
                                 reference from the Company's Form 10SB12G,
                                 file number 000-32455, filed on March 16, 2001)
3(ii)                18          Certificate of Amendment to Bylaws
31(i)                19          302 Certification of Chief Executive Officer
31(ii)               20          302 Certification of Chief Financial Officer
32(i)                21          906 Certification of Chief Executive Officer
32(ii)               22          906 Certification of Chief Financial Officer

                       CERTIFICATE OF AMENDMENT OF BYLAWS
                                       OF
                           FAR EAST ENERGY CORPORATION

         The undersigned, being the duly elected, qualified, and acting secretary of Far East Energy Corporation, a Nevada corporation (the "Corporation"), and the keeper of the minutes and records of the Corporation, certifies that the following is a true and accurate copy of the amendment to the bylaws of this Corporation as adopted by the Board of Directors and ratified by the shareholders at the Annual Meeting of Shareholders held on October 7, 2003, adjourned and concluded on October 14, 2003.

RESOLVED, that Section 3.11 "Board of Director Vacancies" of the bylaws of the Corporation be amended to read as follows:

                  "Unless the Articles of Incorporation provide otherwise, if a vacancy occurs on the Board of Directors, including a vacancy resulting from an increase in the number of directors, the director(s) remaining in office may fill the vacancy. If the directors remaining in office constitute fewer than a quorum of the Board of Directors, they may fill the vacancy by the affirmative vote of a majority of all the directors remaining in office.

                  A vacancy that will occur at a specific later date (by reason of a resignation effective at a later date) may be filled by the Board of Directors before the vacancy occurs, but the new director may not take office until the vacancy occurs.

                  The term of a director elected to fill a vacancy expires at the next shareholders' meeting at which directors are elected. However, if his term expires, he shall continue to serve until his successor is elected and qualifies or until there is a decrease in the number of directors."

TO CERTIFY WHICH, witness my hand this 13th day of May 2004.

                                              /s/ Michael R. McElwrath
                                             ----------------------------------
                                             Michael R. McElwrath, Secretary

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

Date: May 10, 2004                      /s/ Michael R. McElwrath
-------------------                     -------------------------------
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


Date: May 10, 2004                              /s/ Mark Schaftlein
------------------                              --------------------------
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

Dated: May 10, 2004

/s/ Michael R. McElwrath
-------------------------
Michael R. McElwrath
Chief Executive Officer

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

Dated: May 10, 2004

/s/ Mark Schaftlein
-----------------------
Mark Schaftlein
Chief Financial Officer