Form 10QSB/A
period 2003-06-30
FAR EAST ENERGY CORP
filed 2004-07-19
CIK 1124024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A2


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

                                 (832) 592-0470
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

                                 Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.................................................3
      Item 1. Financial Statements.............................................3
      Item 2. Management's Discussion and Analysis and Plan of Operation.......4
              Forward-looking Statements.......................................4
              Plan of Operation................................................4
              Results Of Operations............................................6
              Capital Resources and Liquidity..................................7
              Critical Accounting Policies.....................................8
      Item 3. Controls and Procedures.........................................10

PART II - OTHER INFORMATION...................................................11
      Item 1. Legal Proceedings...............................................11
      Item 2. Changes in Securities and Use of Proceeds.......................12
      Item 5. Other Information...............................................12
      Item 6. Exhibits and Reports on Form 8-K................................12

INDEX TO EXHIBITS.............................................................14

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   FAR EAST ENERGY CORPORATION AND SUBSIDIARY

                            (formerly EZFoodstop.com)
                          (A Development Stage Company)

                           Consolidated Balance Sheet

                                                      June 30,      December 31,
                                                   2003 (Restated)     2002
                                                    (unaudited)      (restated)
                                                   ---------------- ------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                     $     187,000    $ 1,008,000
     Prepaids and other current assets                         -          1,000
                                                   ----------------- -----------
         Total current assets                            187,000      1,009,000
                                                   ----------------- -----------
Property and equipment, net                               87,000        101,000
Investment in joint venture                                    -         22,000
Intangible asset                                         145,000        175,000
Other assets                                             402,000        143,000
                                                   -----------------  ----------
TOTAL ASSETS                                        $    821,000    $ 1,450,000

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts Payable                               $    439,000      $ 253,000
     Other liabilities                                         -        250,000
     Notes payable                                       125,000              -
                                                    ----------------  ----------
         Total Current Liabilities                       564,000        503,000
                                                    ----------------  ----------
COMMITMENTS AND CONTINGENCIES                                  -              -

STOCKHOLDERS' EQUITY, per accompanying statements:
     Common stock, $0.001 par value, 500,000,000
     shares authorized; 48,212,500 and 45,750,500
     issued and outstanding at June 30, 2003
     and December 31, 2002, respectively                  47,000         45,000
     Additional paid in capital                        3,756,000      3,060,000
     Deficit accumulated during the development stage (3,544,000)    (2,156,000)
     Accumulated other comprehensive loss                 (2,000)        (2,000)
                                                     ---------------  ----------
         Total stockholders' equity                      257,000        947,000
                                                     ---------------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $   821,000    $ 1,450,000
                                                     ===============  ==========

          See accompanying notes to consolidated financial statements.
                                      F-1

                   FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)
          Consolidated Statement of Operations and Accumulated Deficit
                       For the Six Months and Three Months
              Ended June 30, 2003 (unaudited) and 2002 (unaudited)


                                       Cumulative   For the Six Month     For the Three Month
                                         During       Period Ended           Period Ended
                                        Development      June 30,              June 30,
                                          Stage           2003                   2003
                                        (Restated)   (Restated)     2002     (Restated)    2002
                                       ------------  --------------------   ----------------------
REVENUES
   Interest income                      $   14,000   $    1,000  $    -       $  1,000    $    -
                                                                 ----------              ---------
   Foreign currency exchange gain            1,000            -       -              -         -
                                       ------------  ----------------------  ---------------------
       Total revenues                       15,000        1,000       -          1,000         -

EXPENSES
Geologic and engineering services          645,000      265,000    75,000      193,000     75,000
Other consulting and professional
services                                   400,000      124,000   117,000       37,000    117,000

Compensation                             1,099,000      503,000   171,000      261,000    171,000

Travel                                     756,000      181,000   141,000       89,000    141,000

Legal and accounting                       192,000      121,000    71,000       53,000     71,000

General and administrative                 374,000      102,000    84,000       28,000     35,000

Interest expense                            42,000       42,000         -       42,000          -

Loss on investment in joint venture         22,000       22,000         -            -          -
                                                    ---------------------------------------------
Amortization                                29,000       29,000         -       14,000          -
                                        ----------- ----------------------- ---------------------
Net loss for the period                 (3,544,000)  (1,388,000) (659,000)    (716,000)  (610,000)

Deficit - beginning of period                   -    (2,156,000)  (26,000)  (2,828,000)   (75,000)
                                        ----------- ----------------------- ----------------------
Accumulated deficit - end of period     (3,544,000) $(3,544,000) (685,000)  (3,544,000)  (685,000)

Weighted average number of shares
outstanding                                          45,985,835 45,750,500  46,183,639 45,750,500
Loss per share - Basic                                   $ 0.03     $ 0.02     $  0.02  $    0.01
Loss per share - Diluted                                 $ 0.03     $ 0.02     $  0.02  $    0.01


          See accompanying notes to consolidated financial statements.
                                       F-2

                   FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows

                                                           Cumulative      For the Six Month
                                                             During          Periods Ended
                                                           Development         June 30,
                                                              Stage        2003
                                                           (Restated)   (Restated)       2002
                                                           (unaudited)  (unaudited)  (unaudited)
                                                          ------------  -----------   ------------
USES OF CASH
OPERATING ACTIVITIES:
       Net loss                                           $ (3,544,000)  (1,388,000)    (659,000)
       Adjustment to reconcile net loss to cash
          used in operations:
          Depreciation                                          21,000       14,000            -
          Amortization                                          29,000       29,000            -
          Interest expense - beneficial conversion feature      42,000       42,000            -
          Increase in prepaid expense                                -        1,000            -
          Decrease in accounts payable                         439,000      187,000       55,000
                                                          -------------- -----------  -------------
       Net cash used in operations                          (3,013,000)  (1,115,000)    (604,000)
INVESTING ACTIVITIES:
       Acquisition of intangibles                             (598,000)    (259,000)           -
       Investments in property and equipment                  (108,000)           -      (23,000)
       Loss on investment in joint venture                      22,000       22,000            -
                                                          --------------- ----------  -------------
                                                              (684,000)    (237,000)     (23,000)
FINANCING ACTIVITIES:
       Net proceeds from the sale of common stock            3,761,000      656,000    3,052,000
       Decrease in other liabilities                                 -     (250,000)           -
       Increase in notes payable                               125,000      125,000            -
                                                          --------------- -----------  ------------
                                                             3,886,000      531,000    3,052,000
                                                          --------------- -----------  ------------

Effect of exchange rate changes on cash                         (2,000)           -            -
Increase (decrease) in cash and cash equivalents               187,000     (821,000)   2,425,000
Cash and cash equivalents - beginning of period                      -    1,008,000       27,000
                                                          --------------- -----------  -------------
Cash and cash equivalents - end of period                 $    187,000      187,000    2,452,000
                                                          =============== ============ =============

          See accompanying notes to consolidated financial statements.
                                        F-3

                   FAR EAST ENERGY CORPORATION AND SUBSIDIARY

                            (formerly EZFoodstop.com)
                          (A Development Stage Company)

                 Notes to the Consolidated Financial Statements
            For the Six Month Period Ended June 30, 2003 (unaudited)

1.    THE CORPORATION AND ITS BUSINESS

      The financial statements include the accounts of Far East Energy Corporation and its wholly owned subsidiary, Far East (BVI), Inc. (Far East BVI) and its Chinese joint venture entity, Guihzou Far East Panjiang Chemical Co. Ltd. (GFEPC). Far East is organized under the laws of the State of Nevada. Far East BVI is organized under the laws of the British Virgin Islands. GFEPC is a Chinese joint venture. All significant intercompany balances and transactions have been eliminated in consolidation.

      The Company was incorporated as Egoonline.com in the State of Nevada, United States of America on February 4, 2000 under the Nevada Revised Statutes, Chapter 78, Private Companies, and changed its name to EZfoodstop.com on April 26, 2000. EZFoodstop.com changed its name to Far East Energy Corporation on January 10, 2002.

      The Company's United States office is located in Houston, Texas, and as of August 19, 2003 the Company had offices in the Yunnan and Guizhou Provinces of the People's Republic of China, specifically in the cities of Guiyang and Panjiang, Guizhou Province and the city of Kunming, Yunnan Province. The Company is in its development stage and to date its activities have been limited to initial organization, capital formation, coalbed methane (CBM) well drill planning, and coal mine methane (CMM) production planning.

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

      Had compensation cost for these plans been determined consistent with the provisions of SFAS No. 123, the Company's stock-based compensation expense, net loss and loss per share would have been adjusted to the following pro forma amounts:


                                        For the Six         For the Three
                                        Months Ended         Months Ended
                                          June 30,             June 30,
                                            2002                 2002
                                      -----------------    ----------------
Net loss:
As reported                            $     (659,000)      $    (610,000)
Deducts: Total stock-based employee
compensation expense determined
under fair value method for all
awards, net of related tax effects           (252,000)                  -
                                      -----------------     ---------------
Pro forma net loss                    $      (911,000)      $    (610,000)
                                      =================     ================

Basic loss per share:

 As reported                          $          0.02       $        0.01
 Pro forma                                       0.02                0.01
Diluted loss per share:
 As reported                          $          0.02       $        0.01
 Pro forma                                       0.02                0.01

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

    On January 25, 2002, the Company entered into a Production Sharing Contract with the China United Coal Bed Methane Corporation (CUCBM), which has exclusive legal authority over all coal bed methane gas in the People's Republic of China (PRC). Pursuant to the Production Sharing Contract (PSC), the Company received the authority from CUCBM to jointly explore, develop, produce and sell coal bed methane gas in and from a total area of 1,072 unevaluated square kilometers in the Enhong and Laochang areas of Yunnan Province, PRC. The Production Sharing Contract was subject to formal ratification by PRC's Ministry of Foreign Trade and Economic Cooperation (MOFTEC). On December 30, 2002, MOFTEC ratified this Production Sharing Contract.

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

6.     INVESTMENT IN JOINT VENTURE

       During the first quarter of 2003, Far East Energy notified Panjiang Coal-Electricity (Group) Co. Ltd. that it was terminating the Joint Venture executed on June 5, 2002. The Company has no further obligations to the Joint Venture and is now in the process of dissolving the Joint Venture Company as required by Chinese law. Pursuant to Chinese Law, the joint venture company's board of directors is required to pass a unanimous resolution for dissolution of the joint venture company, and then apply to the Examination and Approval Authority for dissolution of the joint venture company. In connection therewith, the board of directors of the joint venture company must form a Liquidation Committee and have an independent auditor audit the company's accounts. The Liquidation Committee's recommendation report and the audited financial statements must be submitted to the Examination and Approval Authority for approval. The cost for this audit is not expected to exceed $1,000. The accompanying consolidated financial statements include a loss on investment in joint venture of $22,000.

7.     NOTES PAYABLE

       A loan of $25,000 was made to the company by one of its former Directors, Ramesh Kalluri on May 1, 2003. The loan is due and payable on May 1, 2004. The interest rate of the loan is 10% with the accrued interest payable in four installments on August 1, 2003, on November 1, 2003, on February 1, 2004 and on May 1, 2004.

       On June 12, 2003, the Company took a loan from Professional Trading Services, Kuttelgasse 4, 8001 Zurich, Switzerland in the amount of $100,000. Maturity is on demand, at the option of the lender, repayable in cash with accrued interest. Interest on the loan is five (5) percent per year. The loan has a Conversion Privilege, at the exclusive option of the lender. The loan is convertible into units of FEEC stock at $0.65 per share of common stock and one full warrant exercisable at $1.00. The conversion rate of the debt was below fair value at issuance. Accordingly, interest expense to reflect the beneficial conversion factor of approximately $42,000 has been recognized in the accompanying consolidated financial statements for the quarter ended June 30, 2003. Interest payments will be made yearly at the annual maturity date, unless repaid earlier in full.

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

9.     RESTATEMENT OF FINANCIAL STATEMENTS

       For the six months ended June 30, 2003, the Company issued convertible debt with a conversion rate below fair value at issuance. The Company has determined that interest expense of approximately $42,000 should have been recognized for the beneficial conversion feature inherent in the debt instruments. Accordingly, interest expense of approximately $42,000 has been recognized in the accompanying consolidated financial statements with a resulting increase in the loss and a corresponding increase in additional paid in capital.

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

      We have had no revenue from operations since our inception. Our net loss for the quarter ended June 30, 2003 increased to $716,000, from a net loss of $610,000 for the quarter ended June 30, 2002 as a result of our increased and continued focus on exploring and planning the development, extraction, and hopefully sales of coalbed methane and coal mine methane gas in China and Montana. In the quarter ended June 30, 2003, we incurred of the following expenses: $193,000 in geologic and engineering service expenses, as compared to $75,000 for the same period in 2002; $37,000 in other consulting and professional service expenses, as compared to $117,000 for the same period in 2002; $261,000 in compensation expenses, as compared to $171,000 for the same period in 2002; $89,000 in travel expenses, as compared to $141,000 for the same period in 2002; and $53,000 in legal and accounting expenses, as compared to $71,000 for the same period in 2002. Our general and administrative expense decreased to $28,000 for the quarter ended June 30, 2003, as compared to $35,000 for the quarter ended June 30, 2002. Interest expense increased $42,000 due to the recognition of interest expense related to the beneficial conversion feature of the Company's $100,000 loan from Professional Trading Services.

      Our operating loss increased to $1,388,000 for the six months ended June 30, 2003 as compared to $659,000 for the same period in 2002, as we experienced increases in expenses relating to our ongoing exploration of oil, gas, and mineral properties. Our geological and engineering services expense for the six months ended June 30, 2003 was $265,000, as compared to $75,000 for the same period in 2002. The compensation expenses for the six months ended June 30, 2003 were $503,000 as compared to $171,000 for the same period in 2002. Our travel expenses for the six months ended June 30, 2003 increased to $181,000, as compared to $141,000 for the same period in 2002. Legal and accounting expenses increased to $121,000 for the six months ended June 30, 2003, as compared to $71,000 for the same period in 2002. Our general and administrative expenses increased to $102,000 during the six months ended June 30, 2003, as compared to $84,000 for the same period in 2002. Interest expese increased $42,000 due to the recognition of interest expense related to the beneficial conversion feature of the Company's $100,000 loan from Professional Trading Services. These increased expenses are also due to our beginning to implement development plans as compared to our start up focus in 2002.

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

      Income taxes. We provide deferred income taxes on transactions which are recognized in different periods for financial and tax reporting purposes. We also have deferred tax assets related to operating loss carryforwards. We periodically assess the probability of recovery of recorded deferred tax assets based on our assessment of future earnings outlooks by tax jurisdiction and record valuation allowances when this assessment results in a determination that recoverability is not likely. Such estimates and determinations are inherently imprecise because many assumptions are utilized in the assessments that may prove to be incorrect in the future. At June 30, 2003, we have recorded a valuation allowance for the full amount of deferred tax assets.

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

      We also apply APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock option plan and have adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation. No compensation cost for stock options granted has been recognized, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the day of grant.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of July, 2004.


                                          Far East Energy Corporation

                                          /s/ Michael R. McElwrath
                                          -----------------------------
                                          Michael R. McElwrath
                                          Chief Executive Officer

                                INDEX TO EXHIBITS

Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.

EXHIBIT NO.    PAGE NO.    DESCRIPTION
----------     --------    ------------

3(i)            *           Articles of Incorporation (Incorporated by reference
                            from the Company's Form 10-SB, file number
                            000-32455, filed on March 16, 2001.)

3(ii)           *           Bylaws (Incorporated by reference from the Company's
                            Form 10-SB, file number 000-32455, filed on March
                            16, 2001.)

10.1            *           Memo of Understanding with Phillips China Inc.
                            (Incorporated by reference from the Company's Form
                            10-QSB/A, file number 000-32455, filed on December
                            24, 2003.)

10.2            *           Farmout Agreement-Qinnan (Incorporated by reference
                            from the Company's Form 10-SB, file number
                            000-32455, filed on December 24, 2003.)

10.3            *           Farmout Agreement-Shouyang (Incorporated by
                            reference from the Company's Form 10-SB, file number
                            000-32455, filed on December 24, 2003.)

10.4            *           Assignment Agreements on the Qinnan CMB blocks
                            (Incorporated by reference from the Company's Form
                            10- SB, file number 000-32455, filed on December
                            24, 2003.)

10.5            *           Assignment Agreements on the Shouyang CMB blocks
                            (Incorporated by reference from the Company's Form
                            10-QSB, file number 000-32455, filed on December
                            24, 2003.)

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

Date: July 19, 2004

Far East Energy Corporation

/s/ Michael R. McElwrath
------------------------
Michael R. McElwrath,
Chief Executive Officer

                                                                  EXHIBIT 31(ii)
                                  CERTIFICATION

     I, Bruce N. Huff, Chief Financial Officer, certify that:

(1) I have reviewed this Form 10-QSB of Far East EnergyCorporation;

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


Date: July 19, 2004

Far East Energy Corporation

/s/ Bruce N. Huff
--------------------------------------
Bruce N. Huff, Chief Financial Officer

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

Dated: July 19, 2004

Far East Energy Corporation

/s/ Michael R. McElwrath
-----------------------------
Michael R. McElwrath,
Chief Executive Officer

                                                                EXHIBIT 32(ii)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the quarterly report on Form 10-QSB of Far East Energy Corporation (the "Company") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Bruce N. Huff, Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 19, 2004

Far East Energy Corporation

/s/ Bruce N. Huff
---------------------------
Bruce N. Huff,
Chief Financial Officer