Form 10QSB/A
period 2003-09-30
FAR EAST ENERGY CORP
filed 2004-07-19
CIK 1124024

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

                                 (832) 598-0470
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

      Item 1.   Financial Statements...........................................3
      Item 2.   Management's Discussion And Analysis and Plan of Operation.....4
                  Forward-looking Information..................................4
                  Overview.....................................................4
                  Results Of Operations........................................7
                  Liquidity and Capital Resources..............................9
                  Obligations and Future Capital Requirements..................9
                  Critical Accounting Policies................................10
      Item 3.   Controls and Procedures.......................................12

PART II - OTHER INFORMATION...................................................13

      Item 1.   Legal Proceedings.............................................13
      Item 2.   Change in Securities..........................................13
      Item 5.   Other Information.............................................14
      Item 6.   Exhibits and Reports on Form 8-K..............................14

INDEX TO EXHIBITS.............................................................16

                         PART 1. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                   At September 30, 2003 and December 31, 2002

                                                      September 30, December 31,
                                                     2003 (Restated)   2002
                                                      (unaudited)    (Restated)
                                                       ------------ ------------
ASSETS
Current Assets
      Cash and Cash Equivalents                         $3,863,000  $ 1,008,000
      Prepaid and other current assets                           -        1,000
                                                       ------------- -----------
           Total Current Assets                          3,863,000    1,009,000

Property and Equipment, net                              2,511,000      101,000
Intangible Asset                                           131,000      175,000
Other Assets
      Other                                                      -      143,000
      Investment in joint venture                                -       22,000
                                                       ------------- -----------
                                                                 -      165,000
                                                       ------------- -----------
TOTAL ASSETS                                            $6,505,000    1,450,000
                                                       ============= ===========
LIABILITIES
Current Liabilities
      Accounts Payable                                 $   734,000      253,000
      Notes Payable                                        295,000            -
      Other liabilities                                    503,000      250,000
                                                       ------------ ------------
      Total Current Liabilities                          1,532,000      503,000
                                                       ------------ ------------
Commitments and Contingencies                                    -            -

STOCKHOLDERS' EQUITY

Stockholders' Equity
      Common stock, $0.001 par value, 500,000,000
      shares authorized 55,486,769 and 45,750,500
      issued and outstanding at September 30, 2003
      and December 31, 2002, respectively                   55,000       45,000
      Additional paid in capital                        11,955,000    3,060,000
      Deficit accumulated during the Development Stage  (7,035,000)  (2,156,000)
      Accumulated other comprehensive loss                  (2,000)      (2,000)
                                                       ------------- -----------
                                                         4,973,000      947,000
                                                       ------------- -----------
                                                        $6,505,000    1,450,000
                                                       ============= ===========
        See the accompanying notes to consolidated financial statements.
                                       F-1

                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)
          Consolidated Statements of Operations and Accumulated Deficit
          For the Nine Months and Three Months Ended September 30, 2003
                        (Unaudited) and 2002 (Unaudited)

                                                       Cumulative
                                                        Amounts
                                                        Date of
                                                     Incorporation
                                                  (February 4, 2000) Nine Months  Nine Months Three Months Three Months
                                                    to September 30,    Ended        Ended        Ended        Ended
                                                          2003
                                                      (unaudited)   September 30, September 30 September 30 September 30,
                                                                        2003          2002         2003         2002
                                                                     (unaudited)   (unaudited) (unaudited)   (unaudited)
                                                       (Restated)     (Restated)               (Restated)
                                                     -------------- -----------   -----------  -----------  -------------
Revenues
      Interest income                                $   14,000      $   1,000            --    $      --    $        --
      Foreign currency exchange gain                      1,000             --            --           --             --
                                                     -------------- ------------  -----------  -----------   ------------
            Total Revenue                                15,000          1,000            --           --             --
Expenses
      Geologic and engineering services                 675,000        295,000       147,000       30,000         72,000
      Other consulting and professional services        936,000        661,000       220,000      536,000        103,000
      Compensation                                    1,242,000        646,000       332,000      143,000        161,000
      Travel                                            801,000        226,000       296,000       45,000        155,000
      Legal and accounting                              210,000        139,000       113,000       18,000         42,000
      General and Administrative                        583,000        310,000       204,000      209,000         20,000
      Loss on investment in Joint Venture                22,000             --            --           --         22,000
                Interest expense                        168,000             --       126,000           --        168,000
                Impairment loss                       2,369,000             --     2,369,000           --      2,369,000
                Amortization                             44,000         44,000            --       15,000             --
                                                     -------------- ------------  ------------ ------------  -------------
Net loss for the period                              (7,035,000)    (4,879,000)   (1,312,000)  (3,491,000)      (653,000)
Deficit - beginning of period                                --     (2,156,000)      (26,000)  (3,544,000)      (685,000)
                                                     ------------- ------------- ------------ ------------  --------------
Accumulated deficit - end of period                  $7,035,000    $(7,035,000)  $(1,338,000) $(7,035,000)   $(1,338,000)
                                                     ============ ============== ============ ============  ==============
Weighted average number of shares outstanding
(note 4)                                                            47,870,256    45,750,000   49,198,125     45,750,000
                                                                  ============== ============ ============   =============
Loss per share - basic                                             $     (0.10) $      (0.03)  $    (0.07)    $    (0.01)
                                                                  ============== ============ ============   =============
Loss per share -fully diluted                                      $     (0.10) $      (0.03)  $    (0.07)    $    (0.01)
                                                                  ============== ============ ============   ==============

        See the accompanying notes to consolidated financial statements.
                                       F-2

                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                  For the Nine Months Ended September 30, 2003
                        (Unaudited) and 2002 (Unaudited)


                                                    Cumulative
                                                      Amounts
                                                      Date of
                                                   Incorporation
                                                 (February 4, 2000)  Nine Months   Nine Months
                                                 to September 30,       Ended          Ended
                                                      2003           September 30,  September 30,
                                                   (unaudited)          2003            2002
                                                   (Restated)        (unaudited)
                                                                     (Restated)     (unaudited)
                                                 --------------    ---------------- ---------------
Cash Provided By (Used For):

Operating Activities
Net loss for the period                            $ (7,035,000)   $ (4,879,000)   $ (1,312,000)
Depreciation                                             21,000          14,000              --
Amortization                                             44,000          44,000              --
Interest expense - beneficial conversion feature        168,000         168,000              --
Impairment loss                                       2,369,000       2,369,000              --

Adjustment to reconcile net loss to cash:
  - (increase) decrease in other receivables                 --           2,000              --
  - increase in accounts payable                        737,000         484,000          52,000
                                                -----------------  ----------------  -------------
                                                     (3,696,000)     (1,798,000)     (1,260,000)
                                                -----------------  ----------------- -------------
Investing Activity
Investment in contract rights                          (890,000)       (551,000)             --
Investments in property and equipment                  (108,000)             --              --
Loss on investment in joint venture                      22,000          22,000         (69,000)
                                                -----------------  ------------------ -------------
                                                       (976,000)       (529,000)        (69,000)
                                                -----------------  ------------------ -------------
Financing Activity
Increase in notes payable                               295,000         295,000              --
Decrease in other liabilities                                --        (250,000)             --
Proceeds from the sale of common stock                8,242,000       5,137,000       3,052,000
                                                 ----------------   ----------------- -------------
                                                      8,537,000       5,182,000       3,052,000
                                                 ----------------   ----------------- -------------
Effect of exchange rate in cash and
cash equivalents                                         (2,000)             --              --
                                                 ----------------   ----------------- -------------
Increase (decrease) in cash and cash equivalents      3,863,000       2,855,000       1,723,000

Cash and cash equivalents - beginning of period              --       1,008,000          27,000
                                                 ----------------   ----------------- --------------

Cash and cash equivalents - end of period           $ 3,863,000     $ 3,863,000     $ 1,750,000
                                                 =================  ===============  ===============

        See the accompanying notes to consolidated financial statements.
                                       F-3

                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
         For the Nine Month Period Ended September 30, 2003 (unaudited)

1.    THE CORPORATION AND ITS BUSINESS

      The Company was incorporated as Egoonline.com in the State of Nevada, United States of America on February 4, 2000 under the Nevada Revised Statutes, Chapter 78, Private Companies, and changed its name to EZfoodstop.com on April 26, 2000. EZFoodstop.com changed its name to Far East Energy Corporation on January 10, 2002.

      The financial statements include the accounts of Far East Energy Corporation and its wholly owned subsidiaries, Newark Valley Oil & Gas, Inc. (Newark), Yunnan Huayi Eco-Tech Consulting Co. Ltd. (Eco Tech), Far East (BVI), Inc. (Far East BVI) and its Chinese joint venture entity, Guihzou Far East Panjiang Chemical Co. Ltd. (GFEPC). Far East is organized under the laws of the State of Nevada. Newark is organized under the laws of the State of Nevada. Far East BVI is organized under the laws of the British Virgin Islands. Eco Tech is a Chinese company. GFEPC is a Chinese joint venture. All significant intercompany balances and transactions have been eliminated in consolidation.

      The Company's United States office is located in Houston, Texas, and the Company has offices in Beijing and in Kunming, Yunnan Province of the People's Republic of China.

      The Company is in its development stage and to date its activities, with one exception detailed below, have been limited to initial organization, capital formation, acquisition of assets (assets being defined as mineral leases and/or production sharing contracts giving the Company the right to explore for, develop, produce and sell oil and gas or coalbed methane), CBM well drill planning, and gas well drilling program planning. The one exception to the activities noted above is that on October 25, 2003, the Company spudded, or began drilling, a well on the Enhong- Laochang coalbed methane block in the Yunnan Province of the People's Republic of China.

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

                                                For the Nine Month Period
                                                Ended September 30, 2003

Net loss:
As reported                                      $           (1,312,000)
Deducts: Total stock-based employee compensation
expense determined under fair value method for
all awards, net of related tax effects                         (252,000)
                                                 -----------------------
Pro forma net loss                               $           (1,564,000)
                                                 =======================
Basic loss per share:
As reported                                      $                 0.03
     Pro forma                                                     0.03
     Diluted loss per share:
     As reported                                 $                 0.03
     Pro forma                                                     0.03

      The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the nine months ended September 30, 2003: dividend at 0%; expected volatility of approximately 50%; risk-free interest rate of 1.4% and expected lives of one to 4 years for the options.

There were no stock options granted in 2003.

3.    STATEMENT OF CASH FLOWS

The Company uses the indirect method to present cash flows from operating activities. Other supplemental cash flow information for the periods ended September 30, 2003 and December 31, 2002 is presented as follows:



                                          September 30, 2003  December 31, 2002

Cash transactions:
  Cash paid for interest                     $            -    $            -
                                          ==================  ==================
  Cash paid for income taxes                 $            -    $            -
                                          ==================  ==================
Noncash transactions:
  Acquisition of contract rights             $            -    $       150,000
                                          ==================  ==================
  Net acquisition of mineral leases          $    1,231,000    $             -
                                          ==================  ==================
  Issuance of common stock in acquisition    $    3,600,000    $             -
                                          ==================  ==================

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

      5,250,500 common shares were issued at $0.65 per share. Net of expenses associated with the offering, consideration to the Company was $3,052,000. 60,000 common shares were issued at $2.50 per share.
      8,076,269 common shares were issued at $0.65 per share, as of September 30, 2003. An additional 859,694 common shares were issued at $0.65 per share subsequent to the quarter ended September 30, 2003, prior to the offering being closed on October 7, 2003. Net of expenses associated with the offering, consideration to the Company for this offering was $5,060,113.

6.        PROPERTY AND EQUIPMENT

Property and equipment includes the following:


                                         September 30,     December 31,
                                             2003              2002

  Unproven oil and gas properties         $  2,424,000     $        -
  Furniture and equipment                      108,000        108,000
                                         ----------------  -------------
                                             2,532,000        108,000
  Accumulated depreciation                     (21,000)        (7,000)
                                         ----------------  -------------
                                          $  2,511,000     $  101,000

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

      As a result of MOFTEC's ratification and approval of the Production Sharing Contract concerning the Enhong and Laochang areas, the Company can commence its exploration program which initially involves the drilling of five
(5) exploratory wells and eight (8) pilot wells. Pilot wells refer to the drilling of wells aimed at evaluating, through pilot production of coalbed methane, the potential commercial value of coalbed methane in a specific area. Our first well was spudded on the Enhong-Laochang coalbed methane block in Yunnan Province in late October, 2003, and the drilling of that well was not completed as of November 17, 2003.

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

      This acquisition will be accounted for as an asset purchase. As such, acquired assets and liabilities will be recorded at the fair value at the date of acquisition.

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

      Due to the significance and uncertainty of this contingency the effect of the transaction was not recorded by the Company until the contingency was resolved in August of 2003. Accordingly, the statement of stockholders equity as of December 31, 2002 reflects both the issuance of stock and the effect of the potential contingency.

      The aggregate acquisition price was $4,778,000, which included cash in the amount of $600,000, assumption of liabilities of $375,000, ongoing payment of annual lease expense and legal fees, and 1,600,000 shares of the company's common stock valued at $3,600,000. The value of the restricted stock was determined based on the market price of the shares on the date of the consummation of the agreement. Simultaneous to the consummation of the agreement, assets were deemed to be impaired and written down to their fair value. Fair value, which was determined by an internal review of the assets acquired, indicated a revised carrying value of approximately $2,409,000. Accordingly, an impairment loss of $2,369,000 has been charged to operations in 2003.

      Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:


Property and equipment                 $ 2,409,000
Current liabilities                        535,000
                                      --------------
Net assets acquired                    $ 1,874,000

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

      On June 12, 2003, the Company took a loan from Professional Trading Services, Kuttelgasse 4, 8001 Zurich, Switzerland in the amount of $100,000. Maturity is on demand, at the option of the lender, repayable in cash with accrued interest. Interest on the loan is five (5) percent per year. The loan has a Conversion Privilege, at the exclusive option of the lender. The loan is convertible into units of FEEC stock at $0.65 per share of common stock and one full warrant exercisable at $1.00, and it was so converted in full subsequent to the quarter ended September 30, 2003. The conversion rate of the debt was below fair value at issuance. Accordingly, interest expense to reflect the beneficial conversion feature of approximately $42,000 has been recognized in the accompanying consolidated financial statements for the nine months ended September 30, 2003. As of September 30, 2003, only $70,000 was advanced under the loan.

      On July 23, 2003, the Company signed a Loan Agreement with Clarion Finanz AG, Gerbergasse 5, 8001 Zurich, Switzerland. The principle amount of the loan is $200,000. Maturity is on demand, at the option of the lender, repayable in cash with accrued interest. Interest on the loan is five (5) percent per year. The loan has a Conversion Privilege, at the exclusive option of the lender. The loan balance is convertible into FEEC stock at $0.65 per share of common stock and one full warrant for one common share exercisable at $1.00. Interest payments will be made yearly at the annual maturity date, unless repaid earlier in full. The conversion rate of the debt was below fair value at issuance. Accordingly, interest expense to reflect the beneficial conversion feature of approximately $126,000 has been recognized in the accompanying consolidated financial statements for the nine months ended September 30, 2003. Half of this loan amount, or $100,000, was converted into 153,847 shares of common stock and warrants to purchase 153,847 shares of common stock subsequent to the quarter ended September 30, 2003.

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

      For the nine months ended September 30, 2003, the Company recorded a stock and cash for stock acquisition at the estimated realizable value of the assets of $2,409,000. The Company has determined that the assets should have been valued using the value of the stock as quoted in the OTC at the date of the consummation (August 21, 2003) of the agreement, thereby resulting in an acquisition value of $4,778,000 of the assets acquired. Simultaneous to the consummation of the agreement, the Company recorded an impairment loss of $2,369,000 to reduce the acquired assets to their estimated realizable value of $2,409,000. Accordingly, an impairment loss of $2,369,000 is recorded in the accompanying consolidated financial statements with a resulting increase in the loss and a corresponding increase in additional paid in capital.

For the nine months ended September 30, 2003, the Company issued convertible debt with a conversion rate below fair value at issuance. The Company has determined that interest expense of approximately $168,000 should have been recognized for the beneficial conversion feature inherent in the debt instruments. Accordingly, interest expense of approximately $168,000 has been recognized in the accompanying consolidated financial statements with a resulting increase in the loss and a corresponding increase in additional paid in capital.

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

      We had no revenue or income for the quarter ended September 30, 2003 or 2002. For the nine months ended September 30, 2003 we had interest income of $1,000 as compared to $0 for the nine months ended September 30, 2002.

      Our operating loss increased to $3,491,000 for the quarter ended September 30, 2003, as compared to $653,000 for the quarter ended September 30, 2002, while the operating loss for nine months ended September 30, 2003 was $4,879,000 as compared to $1,312,000 for the nine months ended September 30, 2002. The increase in our operating loss is due primarily to the Company's expanded operations in preparation for drilling which commenced in late October 2003 in the Yunnan Province, China and its impairment loss.

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

      Interest expense increased $168,000 due to the recognition of interest expense related to the beneficial conversion feature of the Company's $200,000 loan from Clarion Finanz AG and $100,000 loan from the Professional Trading Services.

      Impairment expense increased $2,369,000 as a result of the acquisition of Newark Valley Oil and Gas, Inc. The aggregate acquisition price was $4,778,000, which included 1.6 million shares of the Company's common stock valued at $3,600,000 among other consideration. The value of the restricted stock was determined based on the market price of the shares on the date of the consummation of the agreement. Simultaneous to the consummation of the agreement, assets were deemed to be impaired and written down to their fair value. Fair value, which was determined by an internal review of the assets acquired indicated a revised carrying value of approximately $2,409,000. Accordingly, an impairment loss of $2,369,000 has been charged to operations in 2003.

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

      Stockholders' equity increased to $4,973,000 as of September 30, 2003 from $947,000 as of December 31, 2002 as a result of our sales and issuance of 8,136,269 shares of common stock.

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

      We intend to continue financing efforts to support our current and proposed business operations in China and Montana. The ability of the Company to continue as a going concern is dependent upon its ability to raise substantial funds for use in development activities, and upon the success of the Company's planned exploration and development activities. Since there can be no guarantee of future fundraising success, and since the success of exploratory drilling can never, by definition, be guaranteed, it must be stated that there is substantial doubt about the Company's ability to continue as a going concern. However, management believes that the Company will continue to be successful in raising the funds necessary to explore for gas and, assuming success in those exploratory efforts, to raise the funds necessary for production and development. Management believes that, in the near term (October 1, 2003 through December 31, 2004), the Company will be able to raise funds sufficient to assure satisfaction of its operating capital needs/plans (this would include the drilling of four more exploratory wells on the Enhong- Laochang blocks, and the drilling of three additional exploration wells on the ConocoPhillips tract, in addition to the operational activities outlined herein above) and financial obligations through December 31, 2004. These funds are anticipated to be raised through a combination of the exercise of warrants issued to investors in conjunction with the recently completed private offering and an additional accredited investors offering in the first quarter of next year

      Because we have acquired an undeveloped natural resource that will require substantial exploration and development, we do not expect to generate meaningful revenues until at least late 2004. Expenses for the second half of 2004 will have to be financed through cash flow, which may not yet be available if production and sales of coalbed methane gas are not significant, or through future financings of equity and/or debt. In the event we do not raise funds sufficient to finance our current development plans for projects in Yunnan and Montana, we may fail.

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

      The anticipation of Mr. Cooper's passing precipitated certain changes in the Company's management. On October 13, 2003, the board of directors accepted Mr. Cooper's resignation as president and appointed Michael McElwrath as Mr. Cooper's replacement as the president and also as chief executive officer of the Company. Additionally, on October 14, 2003, at the adjournment of the 2003 Annual Meeting of the Company's shareholders held on October 7, 2003, Michael R. McElwrath, Jawaharlal Gondi, Tun Aye Sai and Joe Cooper were appointed to the Company's board of directors. The Company does not intend to fill the vacancy on the board of directors created by Mr. Cooper's passing at this time.

      On August 18, 2003, Bill Jackson resigned as Chief Executive Officer, President and a director of the Company in order to pursue other business opportunities. In resigning Mr. Jackson did not express any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 16 of this Form 10-QSB, which is incorporated herein by reference.
  (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2003.
  (c) A Form 8-K was filed on October 16, 2003 disclosing the issuance of a press release announcing the results of the Company's annual meeting of shareholders.
  (d) A Form 8-K was filed on November 12, 2003 disclosing the issuance of a press release announcing the commencement of drilling of the Company's initial exploration wells in the Enhong-Laochang coalbed methane (CBM) blocks in the Yunnan Province of southern China.


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

                                      Far East Energy Corporation

                                      /s/ Michael R. McElwrath
                                      ------------------------------------
                                      Michael R. McElwrath, Chief Executive
                                      Officer, President & Chairman of the Board

                                    EXHIBITS

      Exhibits marked with an asterisk (*) have been filed previously with the Commission and are incorporated herein by reference.

EXHIBIT NO.        PAGE NO.          DESCRIPTION
----------         -------           ------------

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

3(ii)                 *             Bylaws of the Company. (Incorporated by
                                    reference from the Company's Form 10SB12G,
                                    file number 000-32455, filed on March 16,
                                    2001)

3(ii)                 *             Certificate of Amendment to Bylaws
                                    (Incorporated by reference from the
                                    Company's Form 10SB12G, file number
                                    000-32455, filed on April 14, 2004)

31(i)                 17            302 Certification of Chief Executive Officer

31(ii)                18            302 Certification of Chief Financial Officer

32(i)                 19            906 Certification of Chief Executive Officer

32(ii)                20            906 Certification of Chief Financial Officer

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



                                          /s/ Michael R. McElwrath
Date: July 19, 2004                      -----------------------------
                                         Michael R. McElwrath
                                         Chief Executive Officer

                                                              EXHIBIT 31(ii)

I, Bruce N. Huff, as Chief Financial Officer of Far East Energy Corporation, certify that:

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



                                              /s/ Bruce N. Huff
Date: July 19, 2004                           ------------------------
                                             Bruce N. Huff
                                             Chief Financial Officer

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

Dated: July 19, 2004

/s/ Michael R. McElwrath
------------------------
Michael R. McElwrath
Chief Executive Officer

                                                                  EXHIBIT 32(ii)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the quarterly report on Form 10-QSB of Far East Energy Corporation (the "Company") for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Bruce N. Huff, the Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 19, 2004

/s/ Bruce N. Huff
-------------------
Bruce N. Huff
Chief Financial Officer