Form 10KSB/A
period 2003-12-31
FAR EAST ENERGY CORP
filed 2004-07-19
CIK 1124024

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

(832) 598-0470

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

Yes [   ]       No [ X ]

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

     We have been in the development stage, and to date our activities have mainly included initial organization, capital formation, acquisition of mineral leases and/or production sharing contracts giving us the right to explore for, develop, produce and sell oil and gas or coalbed methane, and, notably, we have now drilled our first three wells in Yunnan to total depth. The drilling program will continue as described hereinbelow. In October 2003, we drilled our first well on the Enhong-Laochang coalbed methane block in the Yunnan Province of the PRC. On January 8, 2004, we spudded our second well on the Enhong-Laochang Block and the well reached total depth on February 18, 2004. Our third well in China (the FCY-EH01 well) was spudded on March 16, 2004. The well is located on Far East’s Enhong Block in Yunnan Province near Shang Sheshui Village. This is the third of five exploration wells which are expected to be drilled and completed by the early summer of 2004.

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

     The Company has accounted for this transaction as an asset purchase. Due to the significance and uncertainty of this contingency the effect of the transaction was not recorded by the Company until the contingency was resolved in August 2003. The results of operations of Newark have been included in the consolidated financial statements from September 2003 forward.

     The aggregate acquisition price was $4,778,000, which included cash in the amount of $600,000, assumption of liabilities of $375,000, ongoing payment of annual lease expense and legal fees, and 1,600,000 shares of the Company’s common stock valued at $3,600,000. The value of the restricted stock was determined based on the market price of the shares on the date of the agreement. Simultaneous to the consummation of the agreement, assets were deemed to be impaired and written down to their fair value. Fair value, which was determined by an internal review of the assets acquired, indicated a revised carrying value of approximately $2,409,000. Accordingly, an impairment loss of $2,369,000 has been charged to operations in 2003.

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

Comparable Isotherm Tests

Basin	Cu. Ft. per Ton	Depth
San Juan (New Mexico)	300-700	1900’
Black Warrior (Alabama)	250-500	2,000’
Far East’s Shanxi Project	400-1000	1,800’
Far East’s Yunnan Enhong-Laochang Project	200-500	2,000’

Dewatering

     To produce methane from coalbeds, water must be removed from the coal seams to decrease reservoir pressure and release the gas. After desorption (from the coal matrix, the gas diffuses through the coalbed’s cleats and fractures toward the well bore. Substantial dewatering of the coalbed is required initially. Water production declines as methane gas production increases. Produced water disposal presents major economic and environmental challenges for operators. These costs alone can determine the feasibility of coalbed methane projects. Additionally, the length of time required to complete the dewatering process will also impact the economic results of these coalbed methane projects.

Horizontal Drilling

     A potentially significant development is the ability to engage in horizontal drilling. This would allow a well bore to be in contact with hundreds of feet of coal since the drill stem, when it hits the coal seam, is redirected from a downward angle to a horizontal plane and simply follows the coal bed for hundreds of feet (sometimes 500 feet) in various directions. This access would change the dynamics of the gas recovery dramatically. In a normal well you would have to drill an 8-inch hole contacting and hollowing out a coal seam 10 feet thick. With horizontal drilling, you could go directly along the coal seam for hundreds of feet or more in many directions, increasing your contact area. Of course, horizontal wells are more costly than traditional wells, but offer significantly more potential in reduced surface facilities and increased production rate.

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

United States:

	Gross Acres	Net Acres
Phillips & Valley Counties, Montana	167,153	149,419

China:

		Net Acres (1)
	Gross Acres	Maximum	Minimum
Enhong and Laochang Areas, Yunnan Province	265,000	265,000	159,000
Zhaotong Area, Yunnan Province (2)	49,000	49,000	30,000
Qinnan and Shouyang Blocks, Shanxi Province	1,058,000	1,058,000	423,200

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

ITEM 3. LEGAL PROCEEDINGS

     Jawaharlal Gondi, a director of the Company, has filed a claim against the Company for unpaid compensation and expenses and an unpaid promissory note incurred during 2003. The Company has denied his claims for compensation and on the note, which total approximately $139,000. It has acknowledged some of the expense claims and has paid them in part. At December 31, 2003, the unpaid expense claims amounted to approximately $71,000, and the

Company recorded a liability of $71,000 on its financial statements for the claimed expenses at December 31, 2003. After December 31, 2003, approximately $14,500 in expense claims were paid, and the Company has acknowledged owing Mr. Gondi approximately $44,000 in additional expenses claims. The total claim is approximately $230,000. To the Company’s knowledge, as of the date of this report, no legal action has been filed against the Company in respect of these claims.

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

     Our agreements with ConocoPhillips require us to post a $1,000,000 bank guarantee or surety bond within 30 days of Ministry of Commerce approval, to guarantee performance of the evaluation and work program to test the three existing wells. We estimate that securing this surety bond will cost between $150,000-250,000, although we may elect or have to place $1 million into escrow to satisfy this bond. An additional $900,000 bond will be required if we enter the second drilling phase. The cost of the additional bond is expected to be similar to the first bond. We have the option to escrow the full amount of each required guarantee in lieu of a bond. Required funding for these activities is expected to come from a combination of existing capital, the exercise of warrants issued to investors in our recently completed offering, and funds to be raised in an offering outside the US.

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

     We are currently seeking to raise approximately $16 to $20 million in an equity offering outside the US. The offering is being made in reliance on the exemption from registration.

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

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

     The Company had no operating revenue for the year ended December 31, 2003 and no revenue for the same period in 2002 The Company’s total expenses for the year ended December 31, 2003 increased by 192% to $6,262,000 as compared to $2,144,000 for the same period in 2002. The expenses we incurred in 2003 as compared to 2002 are set forth in the table below.

			Percentage increase
Expenses *	2003	2002	(+) or decrease (-)
Geologic & Engineering Services	$179,000	$380,000	(-) 53%
Other Consulting & Professional Services	235,000	296,000	(-) 21%
Compensation	829,000	596,000	(+) 39%
Stock compensation	930,000	—	—
Travel	334,000	575,000	(-) 42%
Legal & Accounting	411,000	66,000	(+) 522%
Mineral lease rent	60,000	—	—
Loss on investment in joint venture	22,000	—	—
Amortization of contract rights	58,000	—	—
General & Administrative	667,000	231,000	(+) 188%
Interest expense	168,000	—	—
Impairment loss	2,369,000	—	—

Total	$6,262,000	$2,144,000	(+) 192%

* Note that these expenses may not represent all actual expenditures in the above categories as a result of our ability to capitalize certain expenditures.

     Geologic and engineering services decreased by approximately $201,000 or 53% from $380,000 in 2002. The Company reduced its dependence on outside consultants and employed in-house geologists.

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

     Stock compensation increased $930,000 due to the granting of options at exercise prices below market at the date of the grant. The Company is recognizing compensation expense for the difference between the exercise price and the market value as options vest.

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

     Legal and accounting expenses increased approximately $345,000 or 522% from $66,000 in 2002. During 2002, approximately $90,000 was capitalized as acquisition costs of properties and foreign concessions. The increase in the Company’s planning and development of properties and expanded operations during 2003 increased the professional fees required to comply with SEC reporting requirements. Further costs were incurred to address the SEC’s investigation regarding ownership of the Company’s stock, to respond to related SEC subpoenas and to address other ongoing legal matters related to the threatened litigation discussed elsewhere within this 10-KSB. Finally, the Company incurred costs related to its private placement offering of stock to investors outside of the United States.

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

     Interest expense increased $168,000 due to recognition of interest expense related to the beneficial conversion feature of the Company’s $200,000 loan from Clarion Finance AG and $100,000 loan from the Professional Trading Services.

     Impairment expense increased to $2,369,000 as a result of the acquisition of the assets of Newark Valley Oil and Gas, Inc. The aggregate acquisition price was $4,778,000, which included 1,600,000 shares of the Company’s common stock valued at $3,600,000 among other consideration. The value of the restricted stock was determined based on the market price of the shares on the date of the consummation of the agreement. Simultaneous to the consummation of the agreement, assets were deemed to be impaired and written down to their fair value. Fair value, which was determined by an internal review of the assets acquired, indicated a revised carrying value of approximately $2,409,000. Accordingly, an impairment loss of $2,369,000 has been charged to operations in 2003.

     These increased expenses resulted in our operating loss increasing to $ 6,258,000 for the year ended December 31, 2003, as compared to $2,130,000 for the same period of 2002. As is the case with our increased expenses, our increased operating loss is also attributable to our increased efforts to explore, develop, extract and sell coalbed methane gas in China.

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

     If a person or group owns a large block of stock of a publicly traded company, particularly if that stock is not subject to restrictions on its purchase and sale on the open market, there is a risk that the person or group could sufficiently control the market for the stock to drive the stock’s trading price up or down, and thereby the undisclosed control group could reap trading profits at the expense of other public investors. In addition, Schedule 13D requires owners of a control group of stock to disclose their intentions with respect to management or control of the company. Far East is making this announcement to alert the public that an undisclosed control group might exist.

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

FAR EAST ENERGY CORPORATION

AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2003 (Restated) and 2002 (Restated)

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

/s/ PAYNE FALKNER SMITH & JONES

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

As described in Note 17 to the consolidated financial statements, the accompanying consolidated financial statements as of December 31, 2003 and 2002 and for the year ended December 31, 2003 have been restated.

March 12, 2004

Payne Falkner Smith & Jones, P.C.

Dallas, Texas

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

Consolidated Balance Sheet
December 31, 2003 and 2002

	2003	2002
	(Restated)	(Restated)
ASSETS
Current:
Cash and cash equivalents	$2,326,000	$1,008,000
Prepaids and other current assets	4,000	1,000

Total current assets	2,330,000	1,009,000

Property and equipment, net	3,026,000	101,000
Intangible asset	217,000	175,000
Investment in joint venture	—	22,000
Other	—	143,000

	$5,573,000	$1,450,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$664,000	$253,000
Other liabilities	106,000	250,000
Note payable	100,000	—

Total current liabilities	870,000	503,000

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 56,379,153 and 45,750,500 issued and outstanding at December 31, 2003 and 2002, respectively	57,000	45,000
Additional paid in capital	12,132,000	3,060,000
Additional paid in capital - outstanding stock options	930,000	—
Deficit accumulated during the development stage	(8,414,000)	(2,156,000)
Accumulated other comprehensive loss	(2,000)	(2,000)

Total stockholders’ equity	4,703,000	947,000

	$5,573,000	$1,450,000

See accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

Consolidated Statement of Operations

For the Years Ended December 31, 2003 and 2002

	Cumulative
	During
	Development
	Stage	2003
	(Restated)	(Restated)	2002
Revenues:
Interest income	$19,000	$6,000	$13,000
Foreign currency exchange (loss) gain	(1,000)	(2,000)	1,000

Total revenues	18,000	4,000	14,000

Expenses:
Geologic and engineering services	559,000	179,000	380,000
Other consulting and professional services	531,000	235,000	296,000
Compensation	1,425,000	829,000	596,000
Stock compensation	930,000	930,000	—
Travel	909,000	334,000	575,000
Legal and accounting	482,000	411,000	66,000
Mineral lease rent	60,000	60,000	—
Loss on investment in joint venture	22,000	22,000	—
Amortization of contract rights	58,000	58,000	—
General and administrative	919,000	667,000	231,000
Interest expense	168,000	168,000	—
Impairment loss	2,369,000	2,369,000	—

Total expenses	8,432,000	6,262,000	2,144,000

Loss before income taxes	(8,414,000)	(6,258,000)	(2,130,000)
Income taxes	—	—	—

Net loss	(8,414,000)	(6,258,000)	(2,130,000)
Deficit - beginning of period	—	(2,156,000)	(26,000)

Accumulated deficit - end of period	$(8,414,000)	$(8,414,000)	$(2,156,000)

Earnings per share - Basic		$(0.12)	$(0.05)

Earnings per share - Diluted		$(0.10)	$(0.05)

See accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES
(formerly EZFoodstop.com)
(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit
For the years ended December 31, 2003, 2002, 2001 and 2000

					Additional	Deficit
					Paid-in	Accumulated	Accumulated
		Common Stock		Additional	Capital	During the	Other		Total
	Date of	Number of	Par	Paid-in	Outstanding	Development	Comprehensive	Comprehensive	Stockholders'
	Transaction	Shares	Value	Capital	Stock Options	Stage	Loss	Loss	Equity
Shares issued	4/00-8/00	2,250,000	$2,000	$51,000	$—	$—	$—		$53,000
Net loss		—	—	—	—	(11,000)	—	$(11,000)	(11,000)

Balance December 31, 2000		2,250,000	2,000	51,000	—	(11,000)			42,000
Net loss		—	—	—	—	(15,000)	—	$(15,000)	(15,000)

Balance December 31, 2001		2,250,000	2,000	51,000	—	(26,000)	—	—	27,000
18 for 1 Stock Split	1/1/2002	38,250,000	38,000	(38,000)	—	—	—	—	—
Sale of stock for cash	1/24-4/1/02	5,250,500	5,000	3,047,000	—	—	—	—	3,052,000
Stock issued in connection with acquisition in process	12/30/2002	1,600,000	2,000	3,598,000	—	—	—	—	3,600,000
Stock issued subject to acquisition completion		(1,600,000)	(2,000)	(3,598,000)	—	—	—	—	(3,600,000)
Comprehensive loss:
Net loss		—	—	—	—	(2,130,000)		$(2,130,000)	(2,130,000)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment		—	—	—	—	—	(2,000)	(2,000)	(2,000)

Total comprehensive loss		—	—	—	—	—	—	$(2,132,000)	—

Balance December 31, 2002		45,750,500	45,000	3,060,000	—	(2,156,000)	(2,000)		947,000
Sales of stock for cash	2/12/2003	60,000	1,000	134,000	—	—	—	—	135,000
	4/30-10/7/03	8,628,269	9,000	4,939,000	—	—	—	—	4,948,000
	11/26, 12/4,
Warrants exercised	12/29/03	32,692	—	33,000	—	—	—	—	33,000
Stock options outstanding	10/1/03 - 12/31/03	—	—	—	930,000	—	—	—	930,000
Issuance of debt with beneficial conversion feature	6/12/03 and 7/23/03	—	—	168,000	—	—	—	—	168,000
Conversion of notes payable	10/6/2003	307,692	—	200,000	—	—	—	—	200,000
Stock issued in completion of acquisition in process	8/21/2003	1,600,000	2,000	3,598,000	—	—	—	—	3,600,000
Comprehensive loss:
Net loss						(6,258,000)		$(6,258,000)	(6,258,000)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment							—	—	—

Total comprehensive loss		—	—	—	—	—	—	$(6,258,000)	—

Balance December 31, 2003		56,379,153	$57,000	$12,132,000	$930,000	$ (8,414,000)	$(2,000)		$4,703,000

See accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2003 and 2002

	Cumulative
	During
	Development
	Stage	2003
	(Restated)	(Restated)	2002
Cash flows from operating activities:
Net loss	$(8,414,000)	$(6,258,000)	$(2,130,000)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	84,000	77,000	7,000
Stock option compensation	930,000	930,000	—
Interest expense - beneficial conversion feature	168,000	168,000	—
Loss on investment in joint venture	22,000	22,000	—
Impairment loss	2,369,000	2,369,000	—
Increase in prepaid expense	(4,000)	(3,000)	(1,000)
Increase in accounts payable	664,000	411,000	253,000
Increase in other liabilities	106,000	106,000	—

Net cash used in operations	(4,075,000)	(2,178,000)	(1,871,000)

Cash flows from investing activities:
Net acquisitions of intangibles	(275,000)	(207,000)	(90,000)
Investment in joint venture	(22,000)	—	—
Investments in unproved oil and gas properties	(1,675,000)	(1,675,000)	—
Investments in property and equipment	(146,000)	(38,000)	(108,000)

Net cash used in investing activities	(2,118,000)	(1,920,000)	(198,000)

Cash flows from financing activities:
Net proceeds from the issuance of notes payable	300,000	300,000	—
Proceeds from the sale of common stock	8,188,000	5,083,000	3,052,000
Proceeds from the exercise of warrants	33,000	33,000	—

Net cash provided by financing activities	8,521,000	5,416,000	3,052,000

Effect of exchange rate changes on cash	(2,000)	—	(2,000)

Increase in cash and cash equivalents	2,326,000	1,318,000	981,0000
Cash and cash equivalents - beginning of period	—	1,008,000	27,000

Cash and cash equivalents - end of period	$2,326,000	$2,326,000	$1,008,000

See accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2003 (Restated) and 2002 (Restated)

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

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

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

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

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

Had compensation cost for these plans been determined consistent with the provisions of SFAS No. 123, the Company’s stock-based compensation expense, net loss and loss per share would have been adjusted to the following pro forma amounts:

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

	2003	2002
Net loss:
As reported	$(6,258,000)	$(2,130,000)
Add: Stock-based employee compensation expense included in net loss	930,000	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,722,000)	(252,000)

Pro forma net loss	$(9,050,000)	$(2,382,000)

Basic loss per share:
As reported	$0.12	$0.05
Pro forma	0.18	0.05
Diluted loss per share:
As reported	$0.10	$0.05
Pro forma	0.15	0.05

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

Notes Payable

The carrying amounts of notes payable approximated their fair value due to the short-term maturity of the instruments.

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

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

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

In December 2002, the FASB issued Statement No. 148 (FAS 148), “Accounting for Stock-Based Compensation-Transition and Disclosure.” FAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, it requires more prominent disclosure about the method of accounting for stock-based compensation and the effect of the method used on reported results. The provisions of FAS 148 are generally effective for fiscal years ending after December 15, 2003. Management does not believe that the effects of FAS 148 will have a material impact on its financial statements.

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

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

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

4. Statement of Cash Flows

The Company uses the indirect method to present cash flows from operating activities. Other supplemental cash flow information for the years ended December 31, 2003 and 2002 is presented as follows:

	2003	2002
Cash transactions:
Cash paid for interest	$5,000	$—

Cash paid for income taxes	$—	$—

Noncash transactions:
Acquisition of contract rights	$—	$150,000

Net acquisition of mineral leases	$1,231,000	$—

Issuance of common stock in acquisition	$3,600,000	$—

Increase in outstanding stock options	$930,000	$—

Conversion of notes payable to common stock	$200,000	$—

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

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

134,530.16 acres constitute federal leases, approximately 5,141.80 acres constitute state of Montana leases, and approximately 7,863.14 acres constitute freehold leases.

This acquisition will be accounted for as an asset purchase. As such, acquired assets and liabilities will be recorded at fair value at the date of acquisition.

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

Due to the significance and uncertainty of this contingency the effect of the transaction was not recorded by the Company until the contingency was resolved in August 2003. Accordingly, the statement of stockholders equity as of December 31, 2002 reflects both the issuance of stock and the effect of the potential contingency. The results of operations of Newark have been included in the accompanying consolidated financial statements from September 2003 forward.

The aggregate acquisition price was $4,778,000, which included cash in the amount of $600,000, assumption of liabilities of $375,000, ongoing payment of annual lease expense and legal fees, and 1,600,000 shares of the Company’s common stock valued at $3,600,000. The value of the restricted stock was determined based on the market price of the shares on the date of the consummation of the agreement. Simultaneous to the consummation of the agreement, assets were deemed to be impaired and written down to their fair value. Fair value, which was determined by an internal review of the assets acquired indicated a revised carrying value of approximately $2,409,000. Accordingly, an impairment loss of $2,369,000 has been charged to operations in 2003.

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

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

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

On June 12, 2003, the Company received a loan from Professional Trading Services in the amount of $100,000. Maturity was on demand, at the option of the lender, repayable in cash with accrued interest. Interest on the loan was five (5) percent per year. The loan had a Conversion Privilege, at the exclusive option of the lender. The lender exercised the conversion feature on October 6, 2003. The lender received 153,846 restricted shares of common stock at $0.65 per share and one full warrant exercisable at $1.00. The conversion rate of the debt was below fair value at issuance. Accordingly, interest expense to reflect the beneficial conversion feature of approximately $42,000 has been recognized in the accompanying consolidated financial statements for the year ended December 31, 2003. The stock is restricted for two years from the date of conversion.

On July 23, 2003, the Company signed a Loan Agreement with Clarion Finanz AG. The principle amount of the loan is $200,000. Maturity is on demand, at the option of the lender, repayable in cash with accrued interest. Interest on the loan is five (5) percent per year. The loan has a Conversion Privilege, at the exclusive option of the lender. The loan balance is convertible into FEEC stock at $0.65 per share of common stock and one full warrant for one common share exercisable at $1.00. Interest payments will be made yearly at the annual maturity date, unless repaid earlier in full. The lender exercised the conversion feature on October 6, 2003 with regard to $100,000 of the outstanding balance of the loan. The lender received 153,846 restricted shares of common stock at $0.65 per share and one full warrant exercisable at $1.00. The conversion rate of the debt was below fair value at issuance. Accordingly, interest expense to reflect the beneficial conversion feature of approximately $126,000 has been recognized in the accompanying consolidated financial statements for the year ended December 31, 2003. The stock is restricted for two years from the date of conversion.

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

11. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Net operating loss	$1,696,000	$762,000
Intangibles	16,000	—
Unproven oil and gas property	805,000	—
Stock compensation	316,000	—

Total deferred tax assets	2,833,000	762,000

Deferred tax liabilities:
Premises and equipment	9,000	1,000

Net deferred tax asset	2,824,000	761,000
Less valuation allowance	(2,824,000)	(761,000)

	$—	$—

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

Income taxes for financial reporting purposes differed from the amounts computed by applying the statutory federal income tax rates due to the recording of the valuation allowance. The net change in the valuation allowance for the years ended December 31, 2003 and 2002 was an increase of $2,063,000 and $757,000, respectively.

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

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

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

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

Threatened legal actions

The Company has received notification that a Director of the Company is contemplating initiating legal action against the Company for non-payment of certain expenses, compensation claims and claims of being owed a note payable. The total claim is approximately $230,000. Management does not believe the compensation and note payable claims are valid and therefore, are not probable. The expenses claimed were approximately $71,000 at December 31, 2003 and are recorded in the accompanying consolidated financial statements.

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

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

Laochang Block, Yunnan Province, China. The SEC also requested various documents related to the company’s communications with InvesTrend, a provider of financial intelligence programs.

Subsequently, the Company learned from the SEC that the SEC is investigating whether “certain persons or entities” from “at least January 1, 2000 through the present” may have violated federal securities laws in connection with their ownership and trading of securities in Far East Energy. The SEC noted that these certain persons or entities may have acquired more than 5% of common stock in Far East Energy without making this transaction public in a Schedule 13D filing with the SEC within 10 days after the purchase is made as required by federal securities laws. The SEC is also looking into whether anyone may have acquired more than 10% of Far East Energy’s outstanding common stock and failed to file reports of purchases and sales as required by Section 16(a) of the Securities Exchange Act of 1934. In addition, the SEC is investigating whether certain persons or entities may have communicated false and misleading information about Far East Energy. Management does not know of any acquisitions in excess of 5% of its outstanding shares, except for those described in previous 13D filings with the SEC.

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

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

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

15. Stockholders’ Equity

Earnings per Share

     The following table sets forth the computation of basic and diluted loss per share:

	2003	2002
	(In Thousands, Except Per Share Data)
Numerator:
Net loss from continuing operations	$6,258	$2,130

Numerator for basic loss per share — loss available to common stockholders	$6,258	$2,130

Numerator for dilutive loss per share — loss available to common stockholders after assumed conversions	$6,258	$2,130

Denominator:
Denominator for basic loss per share — weighted average shares	50,614	44,810
Effect of dilutive securities:
Stock options	4,598	657
Warrants	4,762	—
Convertible notes payable	72	—

Dilutive potential common shares	9,432	657

Denominator for diluted loss per share—adjusted weighted average shares and assumed conversion	60,046	45,467

Basic loss per common share	$0.12	$0.05

Diluted loss per common share	$0.10	$0.05

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

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

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

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

The conversion rate of convertible debt incurred during 2003 was below fair value at issuance. Accordingly, interest expense of approximately $168,000 has been recognized in the accompanying consolidated financial statements.

On October 6, 2003 certain lenders exercised their option to convert $200,000 of their total notes payable of $300,000 to common stock. The lenders received 307,693 restricted shares of common stock at $0.65 per share and one full warrant exercisable at $1.00. The stock is restricted for two years from the date of conversion.

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

The options granted in 2002 were granted to key employees at not less than the market price of the Company’s common stock on the date of grant. The purpose of

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

the options is t o reward directors and key personal for joining the Company and to give them an incentive to remain with the Company

At December 31, 2003 and 2002 the Company had outstanding stock options of 5,990,000 and 3,990,000, respectively, including 2,600,000 granted to employees and directors of the Company in 2003 and 3,390,000 in 2002 at an exercise price of $0.65.

During the year ended December 31, 2003, the Board of Directors granted options to three employees to purchase up to an additional 2,600,000 shares of the common stock of the Company at exercise prices below market at the date of grant. Accordingly, the Company is recognizing compensation expense for the difference between the exercise price and the market value as options vest. The vesting schedule for the first employee is 20% per year beginning August 8, 2003 and continuing at 20% per year on each January 29. The options expire January 29, 2009. The vesting schedule for the second employee is 20% per year beginning October 13, 2003 and continuing at 20% per year on each January 29 or fully vesting upon disability or death. The options expire January 29, 2009. The third employee is 20% per year beginning October 13, 2003 and continuing at 20% per year on each October 13. The options expire October 13, 2013.

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

Warrants

From April 30, 2003 through October 7, 2003, the Company effected private placement sales of 8,628,269 investment units at $0.65 per unit. Each investment unit consists of one share of common stock and a warrant to purchase one share of Common stock at $1.00, over the next two years. The Warrants may be exercised immediately after issuance until the earlier of (i) two (2) years from the date of the Warrant Agreement, or (ii) the date upon which the Warrants are redeemed by the Company (which may occur at $.01 per share in the event the Company provides at least 30 days prior written notice, the average closing price of the common stock for the 15 days prior to such written notice exceeds $2.00, and the Company limits its redemption to 25% of the Warrant holder’s total purchasable shares per month). On October 6, 2003 lenders exercised their option to convert $200,000 of their total notes payable of $300,000 to stock. The lender received 307,693 restricted shares of common stock at $0.65 per share and one full warrant exercisable at $1.00.

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

At December 31, 2003, the Company had outstanding warrants to purchase 8,903,270 shares of the Company’s common stock at $0.65 per share. The warrants become exercisable immediately and expire at two years from the date of issuance.

There were no warrants issued in 2002.

17. Restatement of Financial Statements

The previously issued consolidated financial statements of the Company have been restated for the years ended December 31, 2003 and 2002 for the items described below:

Investment in Joint Venture

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

Acquisition

For the year ended December 31, 2003, the Company recorded a stock and cash for stock acquisition at the estimated realizable value of the assets of $2,409,000. The Company has determined that the assets should have been valued using the value of the stock as quoted in the OTC exchange at the date of the consummation of the agreement (August 21, 2003) thereby resulting in an acquisition value of the assets of $4,778,000. Simultaneous to the consummation of the agreement, the Company recorded an impairment loss of $2,369,000 to reduce the acquired assets to their estimated realizable value of $2,409,000. Accordingly, an impairment loss of $2,369,000 is recorded in the accompanying consolidated financial statements with a resulting increase in the loss and a corresponding increase in additional paid in capital.

Beneficial Conversion Feature

For the year ended December 31, 2003, the Company issued convertible debt with a conversion rate below fair value at issuance. The Company has determined that interest expense of approximately $168,000 should have been recognized for the beneficial conversion feature inherent in the debt instruments. Accordingly, interest expense of approximately $168,000 has been recognized in the accompanying consolidated financial statements with a resulting increase in the loss and a corresponding increase in additional paid in capital.

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

Stock Options

The Company granted options to employees at a grant price below the market price at the date of grant. The Company recorded the stock compensation expense and a current liability. The Company has determined that the amount recorded as a liability should be recognized as additional paid in capital-outstanding stock options. This restatement had no effect on net income and related earnings per share.

The aggregate impact of all 2003 restatement items resulted in an increase in net loss of approximately $2,537,000 to a restated loss available to common shareholders of $6,258,000 compared to a previously reported amount of $3,721,000. The effects of the restatement items described above on the Company’s net income available to common shareholders and earnings per share are as follows:

		Earnings Per Share	Earnings Per Share
		Basic	Diluted
As previously reported	$(3,721,000)	$(0.07)	$(0.06)
Impact of adjustments for:
Impairment loss	(2,369,000)	(0.05)	(0.04)
Interest expense	(168,000)	—	—

As restated	$(6,258,000)	$(0.12)	$(0.10)

The cumulative impact of all restatements described above on our deficit accumulated during the development stage as of December 31, 2003 is an increase in the deficit of $2,537,000. The aggregate impact of these restatements on the consolidated balance sheets as of December 31, 2003 is as follows:

	At December 31, 2003
Liabilities and Stockholders’ Equity	As Previously Reported	As Restated
Outstanding stock options	$930,000	$—
Additional paid in capital	9,595,000	12,132,000
Additional paid in capital- outstanding stock options	—	930,000
Deficit accumulated during the development stage	(5,877,000)	(8,414,000)

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

Subsequent to December 31, 2003 Clarion Finanz exercised the conversion feature to convert the remaining $100,000 principal due under the note payable dated July 23, 2003 to common stock. The lender received 153,846 restricted shares of common stock at $0.65 per share and one full warrant exercisable at $1.00. The stock is restricted for two years from the date of conversion.

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

SUMMARY COMPENSATION TABLES

		Annual Compensation
Name and				Other Annual
Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)
Michael McElwrath Chief Executive Officer	2003	$40,312	$56,250	$1,500
Joe Cooper President	2003	$128,760	$25,000	$2,640
Joe Cooper Vice President	2002	$97,777.94	$50,000	—
Bill Jackson Chief Executive Officer	2003	$102,600	—	$34,831
Bill Jackson President	2002	$88,280.26	$20,000	—
Jawaharlal Gondi Chief Executive Officer	2003	$33,800	—	$2,568
Jawaharlal Gondi Chief Executive Officer	2002	$60,000	—	5,343

		Long Term Compensation
		Awards			Payouts
					LTIP	All Other
Name and Principal		Restricted Stock	Securities Underlying		Payouts	Compensation
Position	Year	Award(s)($)	Options/SARs(#)		($)	($)
Michael McElwrath Chief Executive Officer	2003	—	1,200,000	(1)	—	—
Joe Cooper President	2003	—	1,200,000	(2)	—	—
Joe Cooper Vice President	2002	—	—		—	—
Bill Jackson Chief Executive Officer	2003	—	—		—	—
Bill Jackson President	2002	—	1,000,000	(3)	—	—
Jawaharlal Gondi Chief Executive Officer	2003	—	—		—	—
Jawaharlal Gondi Chief Executive Officer	2002	—	1,000,000	(3)	—	—

(1)	Represents shares underlying options granted to Mike McElwrath on October 13, 2003 pursuant to his Employment Agreement. These options vest in five (5) equal allotments with twenty percent (20%) vesting and being exercisable on October 13, 2003, and the remaining eighty percent (80%) vesting and being exercisable in four (4) equal annual increments beginning on October 13, 2004 and continuing until October 13, 2007. All of these options are exercisable until and expire on October 13, 2013.

(2)	Represents shares underlying options granted to Joe Cooper on October 7, 2003 pursuant to an Option Agreement in consideration of his services to the Company beginning on January 29, 2002. This Option Agreement amended, replaced and superseded all prior stock option agreements between the Company and Joe Cooper, including the non-qualified options granted to him on January 29, 2002. These options were to vest in five (5) equal allotments. Twenty percent (20%) of the options vested on July 29, 2002, another 20% vested on January 29, 2003, and the remaining options vested on Mr. Cooper’s death on October 29, 2003.These options belong to his estate.

(3)	Represents shares underlying options granted on January 29, 2002. These options vest in five (5) equal allotments with twenty percent (20%) having vested on July 29, 2002, another 20% vested on January 29, 2003, and the remaining sixty percent (60%) vesting and being exercisable in three (3) equal annual increments beginning on January 29, 2004 and continuing until January 29, 2006. All of these options are exercisable until and expire on January 29, 2009. Because these options and the shares underlying these options were provided as motivation to the optionee individually, both the option and the underlying shares may not be sold, transferred, assigned, pledged for a loan, margined, hypothecated or exchanged, except pursuant to the laws of descent, for a period of two (2) years from the date of grant.

Option/SAR Grants in Last Fiscal Year
(Individual Grants)
	Number of	Percent of Total
	Securities	Options/SARs
	Underlying	Granted to	Exercise of
	Options/SARs	Employees In Fiscal	Base Price
Name	Granted	Year	($/Sh)	Expiration Date
Joe Cooper	1,200,000 (1)	37.5%	$0.65/Share	January 29, 2009
Mike McElwrath	1,200,000 (2)	37.5%	$0.65/Share	October 13, 2013

(1) For more information on these options, see footnote 2 to the above Summary Compensation Table.

(2) For more information on these options, see footnote 1 to the above Summary Compensation Table.

Number of
			Unexercised	Value of
			Securities	Unexercised
			Underlying	In-The-Money
	Shares		Options/SARs At	Option/SARs At
	acquired on		FY-End (#)	FY-End ($)
	Exercise	Value Realized	Exercisable/	Exercisable/
Name	(#)	($)	Unexercisable	Unexercisable (1)
Michael McElwrath				$529,200/
CEO	—	—	280,000/1,020,000	$1,927,800
Joe Cooper				$2,268,000/
President	—	—	1,200,000/0	$0
Bill Jackson				$756,000/
CEO	—	—	400,000/0	$0
Jawaharlal Gondi				$756,000/
CEO	—	—	400,000/600,000	$1,134,000

(1)	Based upon the closing price of our common stock on April 8, 2004.

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

		Amount and Nature
	Name and Address of	of Beneficial		Percent of Class
Title of Class	Beneficial Owner	Ownership (2)		(3)
	Executive Officers
	and Directors
Common Stock	Michael McElwrath
($0.001 par value)	CEO, President, and
	Chairman of the Board	280,100	(4)	<1%
Common Stock	Mark Schaftlein
($0.001 par value)	CFO	—		n/a
Common Stock	Tun Aye Sai
($0.001 par value)	Director of China
	Operations, Director	1,180,000	(5)	2%
Common Stock	Alex Yang
($0.001 par value)	Sr. VP Exploration
	and Production	320,000	(6)	<1%
Common Stock	Garry Ward
($0.001 par value)	Sr. VP of Engineering	100,000	(7)	<1%
Common Stock	Tom Williams
($0.001 par value)	Director	100,000	(8)	<1%
Common Stock	Jawaharlal Gondi
($0.001 par value)	Director	7,830,000	(9)	13.8%
Common Stock	Directors and Executive
($0.001 par value)	Officers and a Group
	(7) individuals	9,830,100		17.4%

(1)	The address of each beneficial is 400 N. Sam Houston Pkwy E. Suite 205, Houston, Texas 77060.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 35 of this Form 10-KSB, which is incorporated herein by reference.

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of July 2004.

Far East Energy Corporation

/s/ Michael R. McElwrath Michael R. McElwrath, Chief Executive Officer,
President and Chairman of the Board of Directors

INDEX TO EXHIBITS

EXHIBIT	PAGE
NO.	NO.	DESCRIPTION
3(i)	*	Articles of Incorporation of the Company. (Incorporated by reference from the Company’s Form 10-SB12G, file number 000-32455, filed on March 16, 2001.)

3(ii)	*	Bylaws of the Company. (Incorporated by reference from the Company’s Form 10SB12G, file number 000-32455, filed on March 16, 2001)

10(i)	*	McElwrath Employment Agreement (Incorporated by reference from the Company’s Form 10-KSB, file number 000-32455, filed on April 14, 2004)

10(ii)	*	List each of the China products sharing contracts and the Conoco Phillips MOU. They may be incorporated by reference if they have already been filed as part of another filing; otherwise they must be attached. Montana Merger Agreement. (Incorporated by reference from the Company’s Form 10-KSB, file number 000-32455, filed on April 14, 2004)

21	*	Subsidiaries of the Registrant. (Incorporated by reference from the Company’s Form 10-KSB, file number 000-32455, filed on April 14, 2004)

31(i)	36	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	37	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	38	Certification of Chief Executive Officer of Far East Energy Corporation Pursuant to 18 U.S.C. §1350.

32(ii)	39	Certification of Chief Financial Officer of Far East Energy Corporation Pursuant to 18 U.S.C. §1350.

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.