Form 10-Q/A
period 2004-03-31
FAR EAST ENERGY CORP
filed 2004-07-19
CIK 1124024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

        400 N. Sam Houston Parkway East, Suite 205, Houston, Texas 77060
        ----------------------------------------------------------------
        (Address of Principal Executive Offices) (Zip Code), Texas 77060

                                (832) 598-0470
                                --------------
             (Registrant's Telephone Number, Including Area Code)


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

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.................................................3

        Item 1.   Financial Statements.........................................3

        Item 2.   Management's Discussion And Analysis of Financial Condition
                  and Plan of Operation........................................4

        Item 3.   Quantitative and Qualitative Disclosures About Market Risk..11

        Item 4.   Controls and Procedures.....................................11

PART II - OTHER INFORMATION...................................................12

        Item 1.   Legal Proceedings...........................................12

        Item 2.   Changes in Securities and Use of Proceeds...................12

        Item 5.   Other Information...........................................12

        Item 6.   Exhibits and Reports on Form 8-K............................13

INDEX TO EXHIBITS.............................................................14

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARIES
                            (formerly EZfoodstop.com)
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                  March 31,         December 31,
                                                    2004                2003
                                                 (Restated)          (Restated)
                                                 (unaudited)          (audited)
                                                -------------      -------------
ASSETS
Current:
Cash and cash equivalents                       $1,256,000           $2,326,000
Prepaids and other current assets                  184,000                4,000
                                                -------------      -------------
Total current assets                             1,440,000            2,330,000

Property and equipment, net                      3,622,000            3,026,000
Intangible asset                                   194,000              217,000
                                                -------------      -------------
                                                $5,256,000           $5,573,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                $1,220,000             $664,000
Other liabilities                                    1,000              106,000
Note payable                                             -              100,000
                                                --------------     -------------
    Total current liabilities                    1,221,000              870,000
                                                --------------     -------------
Commitments and contingencies                           --                   --
Stockholders' equity:
Common stock, $0.001 par value, 500,000,000
shares authorized, 56,807,210 and 56,379,153
issued and outstanding at March 31, 2004
and December 31, 2003, respectively                 57,000               57,000

Additional paid in capital                      12,525,000           12,132,000
Additional paid in capital - outstanding
stock options                                    1,137,000              930,000

Deficit accumulated during the development
stage                                           (9,682,000)          (8,414,000)
Accumulated other comprehensive loss                (2,000)              (2,000)
                                                ---------------   --------------
Total stockholders' equity                       4,035,000            4,703,000
                                                ---------------   --------------
                                                $5,256,000           $5,573,000
                                                ===============   ==============
          See accompanying notes to consolidated financial statements.
                                       F-1

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARIES
                            (formerly EZfoodstop.com)
                          (A Development Stage Company)
                      Consolidated Statement of Operations
              For the Three Months Ended March 31, 2004 and 2003 (unaudited)

                                              Cumulative
                                                During
                                              Development
                                                 Stage       2004
                                              (Restated)  (Restated)     2003
                                              ----------- ----------- ----------
Revenues:
Interest income                                 $20,000       $1,000        --
Foreign currency exchange (loss) gain            (1,000)          --        --
                                               ---------- ----------- ----------
 Total revenues                                  19,000        1,000        --
                                               ---------- ----------- ----------
Expenses:
Geologic and engineering services               662,000      103,000     72,000
Other consulting and professional service       614,000       83,000     87,000
Compensation                                  1,626,000      201,000    242,000
Stock compensation                            1,137,000      207,000         --
Travel                                          993,000       84,000     92,000
Legal and accounting                            690,000      208,000     68,000
Mineral lease rent                               79,000       19,000         --
Loss on investment in joint venture              22,000           --     22,000
Amortization of contract rights                  81,000       23,000     15,000
General and administrative                    1,260,000      341,000     74,000
Interest expense                                168,000           --         --
Impairment loss                               2,369,000           --         --
                                              ----------- ----------- ----------
Total expenses                                9,701,000    1,269,000    672,000
                                              ----------- ----------- ----------
Loss before income taxes                     (9,682,000)  (1,268,000)  (672,000)
Income taxes                                         --           --         --
                                             ------------ ------------ ---------
Net loss                                     (9,682,000)  (1,268,000)  (672,000)

Accumulated deficit-beginning of period              --   (8,414,000)(2,156,000)
                                             ------------ ----------- ----------
Accumulated deficit-end of period           $(9,682,000) $(9,682,000)(2,828,000)
                                            ============= =========== ==========
Earnings per share-Basic                                      $(0.02)     (0.02)
Earnings per share-Diluted                                    $(0.02)     (0.02)

          See accompanying notes to consolidated financial statements.
                                       F-2

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARIES
                            (formerly Ezfoodstop.com)
                          (A Development Stage Company)
                         Statement of Cash Flows DIARIES
               For the Three Months Ended March 31, 2004 and 2003



                                                         Cumulative
                                                           During
                                                         Development
                                                           Stage              2004
                                                         (Restated)        (Restated)       2003
                                                        -------------   --------------  ----------
Cash flows from operating activities:
Net loss                                                $($9,682,000)    $(1,268,000)   $(672,000)
Adjustments to reconcile net loss to cash used in
   operations:
Depreciation and amortization                                113,000          29,000       20,000
Stock compensation                                         1,151,000         221,000           --
Interest expense - beneficial conversion feature             168,000              --           --
Loss on investment in joint venture                           22,000              --           --
Impairment loss                                            2,369,000              --           --
Increase in prepaid expense                                 (184,000)       (180,000)          --
Increase in accounts payable                               1,220,000         556,000      302,000
Increase in other liabilities                                  1,000        (105,000)          --
                                                        -------------    -------------  -----------
Net cash used in operations                               (4,822,000)       (747,000)    (350,000)
                                                        -------------    -------------  -----------
Cash flows from investing activities:
Net acquisitions of intangibles                             (275,000)             --     (158,000)
Loss on investment in joint venture                          (22,000)             --       22,000
Investments in unproved oil and gas properties            (2,275,000)       (600,000)          --
Investments in property and equipment                       (148,000)         (2,000)          --
                                                        -------------    -------------  -----------
Net cash used in investing activities                     (2,720,000)       (602,000)    (136,000)
                                                        -------------    -------------  -----------
Cash flows from financing activities:
Net proceeds from the issuance of notes payable              300,000              --           --
Proceeds from the sale of common stock                     8,208,000          20,000      135,000
Decrease in long term liabilities                                --               --     (250,000)
Proceeds from the exercise of warrants                       292,000         259,000           --
                                                        -------------    -------------  -----------
Net cash provided from (used in) financing activities      8,800,000         279,000     (115,000)
                                                        -------------    -------------  -----------
Effect of exchange rate changes on cash                       (2,000)             --           --
                                                        -------------    -------------  ------------
Increase (decrease) in cash and cash equivalents           1,256,000      (1,070,000)    (601,000)
Cash and cash equivalents - beginning of period                   --       2,326,000    1,008,000
                                                        -------------    -------------  ------------
Cash and cash equivalents - end of period                 $1,256,000       1,256,000     $ 407,000
                                                        =============    =============  ============


          See accompanying notes to consolidated financial statements.
                                       F-3

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARIES
                            (formerly Ezfoodstop.com)
                          (A Development Stage Company)
                        Consolidated Financial Statements
           For the Three Month Period Ended March 31, 2004 (unaudited)

1.  The Corporation and its Business March 31, 2004 (unaudited)

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

      The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has been in the development stage since its formation on February 4, 2000. The Company has incurred net losses since its inception and has not established a source of revenue. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that its current operations and funding plans provide the opportunity for the Company to continue as a going concern. However, these factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

4. Property and Equipment

      Property and equipment includes the following:

                                        March 31,     December 31,
                                          2004            2003
Unproven oil and gas properties         3,506,000       2,906,000
Furniture and equipment                   148,000         146,000
                                       -----------   --------------
                                        3,654,000       3,052,000
Accumulated depreciation                  (32,000)        (26,000)
                                       -----------   --------------
                                      $ 3,622,000     $ 3,026,000

      Depreciation expense for the three months ended March 31, 2004, and 2003, was approximately $6,000 and $5,000, respectively.

5. Intangible Asset

      Intangible assets consist of mineral exploration rights acquired during 2002 pursuant to a Production Sharing Contract with the China United Coal Bed Methane Corporation (CUCBM) and are being amortized over three years.

      Assigned costs and accumulated amortization at March 31, 2004 and December 31, 2003 were as follows:

                                    March 31,     December 31,
                                      2004           2003
                                   ----------  --------------
Gross amounts                      $  275,000   $   275,000
Less accumulated amortization          81,000        58,000
                                   ----------  --------------
                                   $  194,000   $   217,000

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

Threatened legal actions

      The Company has received notification that a Director of the Company is contemplating initiating legal action against the Company for non-payment of certain expenses, compensation claims and claims of being owed a note payable. The claim totals approximately $230,000. Management does not believe the compensation and note payable claims are valid and therefore, are not probable. The expenses claimed and unpaid are approximately $42,000 at March 31, 2004 and are recorded in the accompanying consolidated financial statements.

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

      If a person or group owns a large block of stock of a publicly traded company, particularly if that stock is not subject to restrictions on its purchase and sale on the open market, there is a risk that the person or group could sufficiently control the market for the stock to drive the stock's trading price up or down, and thereby the undisclosed control group could reap trading profits at the expense of other public investors. In addition, Schedule 13D requires owners of a control group of stock to disclose their intentions with respect to management or control of the company. Far East is making this announcement to alert the public that an undisclosed control group might exist.

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

8. Stockholders' Equity

Common Stock

      In February 2004, we entered into an investor relations and consultant contract whereby the consultant will receive each month $2,500 in cash and 3,000 shares of our common stock. As of March 31, 2004, we had 6,000 shares issuable to the consultant for services rendered and have included approximately $14,000 of the related consulting fees in the accompanying financial statements.

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

      On July 23, 2003, the Company signed a Loan Agreement with Clarion Finanz AG. The principle amount of the loan was $200,000. The loan had a Conversion Privilege, at the exclusive option of the lender. The loan balance was convertible into the Company's stock at $0.65 per share of common stock and one full warrant for one common share exercisable at $1.00. The lender exercised the conversion feature on October 6, 2003 with regard to the remaining $100,000 balance of the loan. The lender exercised the conversion feature on February 20, 2004 with regard to $100,000 of the outstanding balance of the loan. The lender received 153,846 restricted shares of common stock at $0.65 per share and one full warrant exercisable at $1.00 on each of the two conversion dates. The stock is restricted for two years from the date of conversion.

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

     Had compensation cost for these plans been determined consistent with the provisions of SFAS No. 123, the Company's stock-based compensation expense, net loss and loss per share would have been adjusted to the following pro forma amounts:


                                                  March 31,       March 31,
                                                    2004             2003
                                                -----------     ------------
Net loss:
As reported                                     $(1,268,00)      $(672,000)
Add: Total stock-based employee compensation
included in net loss                               207,000
Deducts: Total stock-based employee
compensation expense determined under fair
value method for all awards, net of related
tax effects                                     (1,212,000)       (252,000)
                                                -------------   -------------
Pro forma net loss                              $(2,273,00)      $(924,000)
                                                =============   =============
Basic loss per share:
  As reported                                        $0.02           $0.02
  Pro forma                                          $0.04           $0.02
  Diluted loss per share:
  As reported                                        $0.02           $0.02
  Pro forma                                          $0.03           $0.02

      The Company estimated the fair value of each stock award at the grant date by using the Black- Scholes option-pricing model with the following weighted-average assumptions: dividend yield at 0%; expected volatility of approximately 50%; risk-free interest rate of 0.9% to 1.4% and expected lives of five to ten years for the options.

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

2004 Plan of Operation

Yunnan Province, China

      We spudded our first well on the Enhong-Laochang coalbed methane block in Yunnan Province on October 26, 2003. The FCY-LC01 reached total depth of 825 meters (2,722 feet) on November 30, 2003. A total of 15 mineable coal seams were penetrated during the drilling of the well, with a total thickness of 29.40 meters (97 feet), which we consider to be excellent. The coring of the coal samples showed a recovery rate of 94.8%. In addition, the drilling revealed four targeted major coal seams with a total thickness of 16.30 meters (54 feet), all within an interval of about 110 meters (363 feet), which we believe are favorable for fracturing and production of coalbed methane (CBM). Testing of 18 desorption samples from the well resulted in gas content estimates of approximately 650 cubic feet per ton of coal.

      On February 18, 2004, we concluded drilling our second well ("the FCY-EH02") in the Enhong- Laochang Block and began conducting desorption testing. Total depth of this second well reached 420 meters (1,344 feet), penetrating 15 coal seams with a thickness of 16.7 meters (53.4 feet). The total thickness of the coal seams targeted for potential production was 6.6 meters with a recovery rate of 70%. Estimated gas content, based on preliminary desorption results is approximately 10 cubic meters per ton of coal, or about 350 cubic feet per ton of coal.

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

      We are evaluating whether to use horizontal drilling techniques or continue to evaluate the Enhong- Laochang project with vertical wells. Under our current PSC, we are required to drill two additional wells to satisfy requirements of Phase I. If horizontal drilling techniques can be employed, we believe that possibly only one horizontal well will be needed to satisfy the requirements and are discussing the issue with CUCBM. Once a decision is determined to drill vertical or horizontal wells, then drilling operations may commence in November or December 2004, provided weather will permit the rig movement to the location. We expect to spend a total of $1.3 million in the first nine months of 2004 in the Enhong-Laochang project. We expect to fund these activities with our existing capital, the exercise of warrants issued to investors in our October 7, 2003 offering, and funds to be raised from the offering being conducted outside the US in the first half of 2004.

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

Montana Pipeline Access

      We can get into the Bitter Creek Gathering System which has a capacity of about 2,000 Mcfpd at the present time. If development were to continue and Bitter Creek was unable to move all the available Far East Energy gas it is possible to lay a 8" to 10" line to Northern Border Pipeline which is approximately 25 to 30 miles north of our acreage at a cost of approximately $4 to $6 million.

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

      We had no operating revenue for the three months ended March 31, 2004 and no revenue for the same period in 2003. Our total expenses for the three months ended March 31, 2004 increased by 89% to $1,269,000 as compared to $672,000 for the same period in 2003. The expenses we incurred in 2004 as compared to 2003 are set forth in the table below.

--------------------------------------------------------------------------------
                                                             Percentage Increase
Expenses*                               2004       2003       (+)or decrease (-)
--------------------------------------------------------------------------------
Geologic & Engineering Services         $103,000    $72,000         (+) 43%
--------------------------------------------------------------------------------
Other Consulting & Professional Services  83,000     87,000         (-) 5%
--------------------------------------------------------------------------------
Compensation                             201,000    242,000         (-) 17%
--------------------------------------------------------------------------------
Stock Compensation                       207,000          -             --
--------------------------------------------------------------------------------
Travel                                    84,000     92,000         (-) 9%
--------------------------------------------------------------------------------
Legal & Accounting                       208,000     68,000         (+) 206%
--------------------------------------------------------------------------------
Mineral lease rent                        19,000          -              --
--------------------------------------------------------------------------------
Loss on investment in joint venture            -     22,000              --
--------------------------------------------------------------------------------
Amortization of Contract Rights           23,000     15,000         (+) 53%
--------------------------------------------------------------------------------
General & Administrative                 341,000     74,000         (+) 361%
--------------------------------------------------------------------------------
              Total                   $1,269,000   $672,000         (+) 89%
--------------------------------------------------------------------------------

* Note that these expenses may not represent all actual expenditures in the above categories as a result of our ability to capitalize certain expenditures.

      Geologic and engineering services increased by approximately $31,000 or 43% from $72,000 during the three months ended March 31, 2003 to $103,000 during the three months ended March 31, 2004. Our geologic expenditures have increased as we have acquired additional properties for exploration.

      Compensation decreased by approximately $41,000 or 17% due to streamlining management responsibilities. Stock compensation increased $207,000 due to granting of options at exercise prices below market at the date of grant. We are recognizing compensation expense for the difference between the exercise price and the market value as options vest.

      Legal and accounting expenses increased approximately $140,000 or 206% from $68,000 during the three months ended March 31, 2003 to $208,000 during the three months ended March 31, 2004. The primary reasons for this increased expense were our response to the SEC's investigation regarding ownership of our stock and costs related to our various current and previous financing activities.

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

      If we complete phase 1 requirements for both of the projects in China in 2004, we estimate that will require exploration related expenditures of approximately $2 million in the fourth quarter of 2004. Incremental funding will be necessary to provide cash to complete phase 1 by year-end.

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

      We intend to continue financing efforts to support our current and proposed business operations in China and Montana. Our ability to continue as a going concern is dependent upon our ability to raise additional, substantial funds for use in our planned development activities, and upon the success of our planned exploration and development activities. Since there can be no guarantee of future fundraising success, and since the success of exploratory drilling can never, by definition, be guaranteed, it must be stated that there is substantial doubt about our ability to continue as a going concern. However, management believes that we will continue to be successful in raising the funds necessary to explore for gas and, assuming success in those exploratory efforts, to raise the funds necessary for production and development. Management believes that, in the near term, we will be able to raise funds sufficient to assure satisfaction of our operating capital needs and financial obligations through December 31, 2004. These funds are anticipated to be raised through a combination of the continued exercise of warrants issued to investors in conjunction with the recently completed private offering and future equity and/or debt offerings.

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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

      Jawaharlal Gondi, one of our directors, has notified us that he intends to file a claim against us for unpaid compensation and expenses and an unpaid promissory note incurred during 2003. The claim totals approximately $230,000. However, we have written to Mr. Gondi's lawyer denying his claims for compensation in excess of what he has already been paid and denying the note claim. We have acknowledged some of the expense claims and paid them in part. At March 31, 2004, the unpaid expense claims amounted to approximately $42,000, which amount we acknowledged and recorded as a liability on our financial statements. As of the date of this report, we do not believe any legal action has been filed against us regarding these claims.

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

      If a person or group owns a large block of stock of a publicly traded company, particularly if that stock is not subject to restrictions on its purchase and sale on the open market, there is a risk that the person or group could sufficiently control the market for the stock to drive the stock's trading price up or down, and thereby the undisclosed control group could reap trading profits at the expense of other public investors. In addition, Schedule 13D requires owners of a control group of stock to disclose their intentions with respect to management or control of the company. Far East is making this announcement to alert the public that an undisclosed control group might exist.

Item 6   Exhibits and Reports on Form 8-K

      (a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 14 of this Form 10-Q, which is incorporated herein by reference.

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


                              /s/ Bruce N. Huff
                              ----------------------------
                              Bruce N. Huff
                              Chief Financial Officer
                              (Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.

EXHIBIT NO.      PAGE NO.   DESCRIPTION
-----------     ---------  -------------
3(I)                        * Articles of Incorporation (Incorporated by
                            reference from the Company's Form 10-SB, file number
                            000- 32455, filed on March 16, 2001.)
3(ii)                       * Bylaws (Incorporated by reference from the
                            Company's Form 10-SB, file number 000-32455, filed
                            on March 16, 2001.)
10(i)             *         Memo of Understanding with Phillips China Inc.
10(ii)            *         Farmout Agreement-Qinnan (Phillips China)
10(iii)           *         Farmout Agreement-Shouyang (Phillips China)
10(iv)            *         Assignment Agreements on the Qinnan CMB blocks
                            (Phillips China)
10(v)             *         Assignment Agreements on the Shouyang CMB blocks
                            (Phillips China)
31(i)             15        302 Certification of Chief Executive Officer
31(ii)            16        302 Certification of Chief Financial Officer
32(I)             17        906 Certification of Chief Executive Officer
32(ii)            18        906 Certification of Chief Financial Officer

* Previously filed and incorporated herein by reference from the Company's Form 10-SB, file number 000- 32455, filed on March 16, 2001. * Previously filed and incorporated herein by reference from the Company's Form 10-QSB for the quarter ended June 30, 2003.

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



Date: July 19, 2004

/s/ Bruce N. Huff
-----------------------
Bruce N. Huff
Chief Financial Officer

                                                                   EXHIBIT 32(i)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

   In connection with the Quarterly Report on Form 10-Q of Far East Energy Corporation (the "Company") for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Michael R. McElwrath, the Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

   (1)   the Report fully complies with the requirements of Section 13(a) or 15
(d) of the Securities Exchange Act of 1934; and

   (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 19, 2004

/s/ Michael R. McElwrath
-------------------------
Michael R. McElwrath
Chief Executive Officer

                                                                  EXHIBIT 32(ii)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

   In connection with the Quarterly Report on Form 10-Q of Far East Energy Corporation (the "Company") for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Bruce N. Huff, Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

   (1)  the Report fully complies with the requirements of Section 13(a) or 15
(d) of the Securities Exchange Act of 1934; and

   (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 19, 2004

/s/ Bruce N. Huff
---------------------
Bruce N. Huff
Chief Financial Officer