Form 10-Q
period 2004-06-30
FAR EAST ENERGY CORP
filed 2004-08-03
CIK 1124024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to
___________________.

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

                                 (832) 598-0470
                                 ---------------
              (Registrant's Telephone Number, Including Area Code)

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

                              Yes [X]     No [  ]

      The number of shares outstanding of registrant's common stock, par value $0.001, as of August 3, 2004 was 61,094,035.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION................................................3
      Item 1.   Financial Statements..........................................3
      Item 2.   Management's Plan of Operation and Discussion and Analysis
                of Financial Condition and Plan of Operation..................4
      Item 3.   Quantitative and Qualitative Disclosures About Market Risk...12
      Item 4.   Controls and Procedures......................................12

PART II - OTHER INFORMATION..................................................13
     Item 1.    Legal Proceedings............................................13
     Item 2.    Changes in Securities and Use of Proceeds....................13
     Item 5.    Other Information............................................13
     Item 6.    Exhibits and Reports on Form 8-K.............................14

INDEX TO EXHIBITS............................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARIES
                            (formerly EZfoodstop.com)
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                    June 30,       December 31,
                                                                       2003
                                                      2004          (Restated)
                                                  (unaudited)        (audited)
                                               --------------   ----------------
ASSETS
-------
Current:
  Cash and cash equivalents                    $    5,873,000   $     2,326,000
  Prepaids and other current assets                   135,000             4,000
                                               ---------------  ----------------
    Total current assets                            6,008,000         2,330,000
                                               ---------------  ----------------
Property and equipment, net                         4,046,000         3,243,000
                                               ---------------  ----------------
                                               $   10,054,000   $     5,573,000
                                               ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current liabilities:
  Accounts payable                             $    1,251,000   $       664,000
  Other liabilities                                     1,000           106,000
  Note payable                                             --           100,000
                                               ---------------  ----------------
Total current liabilities                           1,252,000           870,000

Commitments and contingencies                              --                --
Stockholders' equity:
  Common stock, $0.001 par value, 500,000,000
  shares authorized, 61,094,035 and
  56,379,153 issued and outstanding at June
  30, 2004 and December 31, 2003, respectively         61,000            57,000
  Additional paid in capital                       18,254,000        12,132,000
  Additional paid in capital - outstanding
   stock options                                    1,363,000           930,000
  Deficit accumulated during the development
    stage                                         (10,874,000)       (8,414,000)
  Accumulated other comprehensive loss                 (2,000)           (2,000)
                                               ---------------  ----------------
Total stockholders' equity                          8,802,000         4,703,000
                                               ---------------  ----------------
                                               $   10,054,000   $     5,573,000
                                               ==============   ================

          See accompanying notes to consolidated financial statements.

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

                            (formerly EZfoodstop.com)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 2004 and 2003
                                   (unaudited)


                                      Cumulative             Six Months                     Three Months
                                        During                 Ended                            Ended
                                      Development             June 30,                         June 30,
                                        Stage                           2003                              2003
                                     (Restated)           2004       (Restated)           2004         (Restated)
                                    -------------      -----------  -------------   --------------  --------------
Revenues                            $         --       $       --   $        --      $         --    $        --
                                    -------------      ------------ -------------   --------------  --------------
Expenses:
  Geologic and engineering
    services                             715,000          156,000       265,000            53,000        193,000
  Other consulting and
    professional services                746,000          215,000       124,000           132,000         37,000
  Compensation                         1,864,000          439,000       503,000           238,000        261,000
  Stock compensation                   1,363,000          433,000            --           226,000             --
  Travel                               1,100,000          191,000       181,000           107,000         89,000
  Legal and accounting                   959,000          477,000       121,000           269,000         53,000
  Mineral lease rent                     144,000           84,000            --            65,000             --
  Loss on investment in joint
    venture                               22,000               --        22,000                --             --
  Amortization of contract
    rights                                81,000           23,000        29,000                --         14,000
  General and administrative           1,366,000          447,000       102,000           106,000         28,000

  Impairment loss                      2,369,000               --            --                --             --
                                     -------------   --------------- -------------  ----------------  -------------
    Total expenses                    10,729,000        2,465,000     1,347,000         1,196,000        675,000
                                     -------------   --------------- -------------  ----------------  -------------
Other Expense (Income):
   Interest expense                      168,000               --        42,000                --         42,000
   Interest income                       (24,000)          (5,000)       (1,000)           (4,000)        (1,000)
  Foreign currency exchange loss           1,000               --            --                --             --
                                     -------------   --------------- -------------  ----------------  -------------
  Total other expense (income)           145,000           (5,000)       41,000            (4,000)        41,000
                                     -------------   --------------- -------------  ----------------  -------------
  Loss before income taxes           (10,874,000)      (2,460,000)   (1,388,000)       (1,192,000)      (716,000)
  Income taxes                                --               --            --                --             --
                                     -------------   --------------- -------------  ----------------  -------------
  Net loss                           (10,874,000)      (2,460,000)   (1,388,000)       (1,192,000)      (716,000)
  Accumulated deficit-beginning
    of period                                 --       (8,414,000)   (2,156,000)       (9,682,000)    (2,828,000)
                                     -------------  ---------------  -------------  ----------------  -------------
  Accumulated deficit-end of
    period                         $ (10,874,000)  $  (10,874,000) $ (3,544,000)  $   (10,874,000)  $ (3,544,000)
                                    ==============  ===============  ============= =================  =============

  Earnings per share-Basic                         $        (0.04) $      (0.03)  $         (0.02)  $      (0.02)
  Earnings per share-Diluted                       $        (0.04) $      (0.03)  $         (0.02)  $      (0.02)

  Weighted average number of
    shares-basic                                       58,163,426    45,985,835        60,019,451     46,183,639
                                                   =============== ==============  ================ =============
  Weighted average number of
    shares-diluted                                     67,430,375    45,985,835        68,251,280     46,183,639
                                                   =============== ==============  ================ ==============

          See accompanying notes to consolidated financial statements.

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARIES
                            (formerly Ezfoodstop.com)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2004 and 2003
                                   (unaudited)


                                                                  Cumulative
                                                                    During
                                                                  Development
                                                                     Stage              2004
                                                                  (Restated)         (Restated)              2003
Cash flows used in operating activities:                        -----------------  ----------------  -----------------
  Net loss                                                      $    (10,874,000)  $   (2,460,000)   $    (1,388,000)
  Adjustments to reconcile net loss to cash used in
    operations:
    Depreciation and amortization                                        119,000           35,000             43,000
    Interest expense - beneficial conversion feature                     168,000               --             42,000
    Stock compensation                                                 1,393,000          463,000                 --
    Loss on investment in joint venture                                   22,000               --                 --
    Impairment loss                                                    2,369,000               --                 --
    (Increase) decrease in prepaids and other current assets            (135,000)        (131,000)             1,000
    Increase in accounts payable                                       1,250,000          586,000            187,000
    Increase (decrease) in other liabilities                               1,000         (105,000)                --
                                                                 ----------------   --------------    ---------------
      Net cash used in operations                                     (5,687,000)      (1,612,000)        (1,115,000)
                                                                 ----------------   --------------    ---------------
Cash flows used in investing activities:
  Net acquisitions of mineral rights                                    (275,000)              --           (259,000)
  Loss on investment in joint venture                                    (22,000)              --             22,000
  Investments in unproved oil and gas properties                      (2,508,000)        (833,000)                --
  Investments in property and equipment                                 (151,000)          (5,000)                --
                                                                 ----------------   ---------------   ---------------

      Net cash used in investing activities                           (2,956,000)        (838,000)          (237,000)
                                                                 ----------------   ---------------   ---------------

Cash flows from financing activities:
  Net proceeds from the issuance of notes payable                        300,000               --                 --
  Net proceeds from the sale of common stock                          11,471,000        3,283,000            656,000
  Decrease in long term liabilities                                           --               --           (250,000)
  Net proceeds from the exercise of warrants                           2,747,000        2,714,000                 --
  Increase in notes payable                                                   --               --            125,000
                                                                 ----------------   --------------   ----------------

        Net cash provided from financing activities                   14,518,000        5,997,000            531,000
                                                                 ----------------   --------------    ---------------
Effect of exchange rate changes on cash                                   (2,000)              --                 --
                                                                 ----------------   --------------    ---------------
Increase (decrease) in cash and cash equivalents                       5,873,000        3,547,000           (821,000)
Cash and cash equivalents - beginning of period                               --        2,326,000          1,008,000
                                                                 ----------------   --------------    ---------------
Cash and cash equivalents - end of period                       $      5,873,000   $    5,873,000    $       187,000
                                                                 ================   ==============    ===============

          See accompanying notes to consolidated financial statements.
                                      F-3

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

                            (formerly Ezfoodstop.com)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
               For the Six Months Ended June 30, 2004 (unaudited)

1.  The Corporation and its Business

      The financial statements include the accounts of Far East Energy Corporation and its wholly owned subsidiaries Newark Valley Oil & Gas, Inc. (Newark), and Yunnan Huayi Eco-Tech Consulting Co. Ltd. (Eco Tech), and its Chinese joint venture entity, Guihzou Far East Panjiang Chemical Co. Ltd. (GFEPC)). Far East and Newark are organized under the laws of the State of Nevada. Eco Tech is a Chinese company. GFEPC is a Chinese joint venture. All significant intercompany balances and transactions have been eliminated in consolidation.

      We were incorporated as Egoonline.com in the State of Nevada, United States of America on February 4, 2000 under the Nevada Revised Statutes, Chapter 78, Private Companies, and changed our name to EZfoodstop.com on April 26, 2000. Our name was changed to Far East Energy Corporation on January 10, 2002.

      We are in our development stage and to date our activities have been limited to initial organization, capital formation, acquisition of assets (assets being defined as mineral leases and/or production sharing contracts
(PSC) giving us the right to explore for, develop, produce and sell oil and gas or coalbed methane (CBM)). We drilled our first three exploratory wells in the fourth quarter of 2003 and the first half of 2004. Our current activities are principally focused on developing our CBM projects located in the Shanxi and Yunnan Provinces of China.

      The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates our continuation as a going concern. We have been in the development stage since our formation on February 4, 2000. We have incurred net losses since our inception and have not established a source of revenue. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheets depends upon our continued operations, which in turn is dependent upon our ability to meet our financing requirements, and the success of our future operations. Management believes that our current operations and funding plans provide the opportunity to continue as a going concern. However, these factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  Basis of Presentation

      The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The accompanying financial statements should be read in conjunction with our annual financial statements and notes thereto included in our 2003 Form 10-KSB/A.

      In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

New Accounting Pronouncement

      At the March 17-18, 2004 Financial Accounting Standards Board Emerging Issues Task Force (EITF) meeting, the EITF reached a consensus on Issue No. 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets." The consensus reached was that all mineral rights, as defined in the Issue, are tangible assets. The EITF is to be applied in the first reporting period after April 29, 2004, and we have applied it in the accompanying financial statements. As a result, we reclassified our intangible assets to property and equipment on the balance sheets and discontinued amortizing the balance. Subsequently, we will periodically review individual mineral rights to determine whether an impairment has occurred, and whether loss should be recognized.

Stock Options

      We apply Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our various stock option agreements and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) as amended by Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123" (SFAS No.148).

      Had compensation cost for these agreements been determined consistent with the provisions of SFAS No. 123, our stock-based compensation expense, net loss and loss per share would have been adjusted to the following pro forma amounts:

                                 Six Months Ended            Three Months Ended
                           June 30, 2004  June 30, 2003  June 30, 2004  June 30, 2003
                           ----------------------------------------------------------
Net loss as reported       $  (2,460,000)  $(1,388,000) $ (1,192,000)    $ (716,000)
Add: Stock-based employee
compensation costs included
in net loss                      433,000            --       226,000             --
Deduct: Total stock-based
employee compensation expense
determined under fair value
method for all awards, net
of related tax effects        (1,772,000)     (252,000)     (560,000)            --
                           --------------- -------------  ------------- ---------------
Pro forma net loss         $  (3,799,000) $ (1,640,000)  $(1,526,000)   $  (716,000)
                           =============== ============= ============== ===============


Basic loss per share:
As reported                $       (0.04) $      (0.03)  $     (0.02)   $     (0.02)
Pro forma                  $       (0.07) $      (0.04)  $     (0.03)   $     (0.02)
Diluted loss per share:
As reported                $       (0.04) $      (0.03)  $     (0.02)   $     (0.02)
Pro forma                  $       (0.06) $      (0.04)  $     (0.02)   $     (0.02)

      We estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield at 0%; expected volatility of approximately 50%; risk-free interest rate of 0.9% to 3.6% and expected lives of five to ten years for the options.

Noncash transactions

      During the six months ended June 30, 2004, a noncash transaction occurred, converting a $100,000 note payable into shares of common.

3. Going Concern

      Our consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We currently have no source of revenue.

      We intend to continue financing efforts to support the current and proposed business operations in China and Montana. Our ability to continue as a going concern depends upon our ability to raise substantial funds for use in our development activities and upon the success of our planned exploration and development activities. There can be no guarantee of future fundraising success. The success of exploratory drilling is uncertain. However, management believes that we will continue to be successful in raising the funds necessary to explore for gas and, assuming success in those exploratory efforts, raising the funds necessary for production and development.

      We have raised net proceeds of $6.0 million from the sale of investment units and exercise of warrants during the six months ended June 30, 2004. Management believes that we will be able to raise funds sufficient to assure satisfaction of our operating capital needs/plans and financial obligations through December 31, 2004. If management is not successful in raising the required monies for operations thereafter, we may not be able to continue as a going concern.

      Because our primary asset is an undeveloped natural resource that will require substantial exploration and development, management does not expect to generate meaningful revenues until at least 2006. Expenses for the second half of 2004 will have to be financed through cash on hand or through future financings of equity and/or debt, as necessary.

4. Property and Equipment

      Property and equipment includes the following:

                                  June 30,    December 31,
                                    2004          2003
Unproved oil and gas properties $3,739,000   $ 2,906,000
Mineral rights                     275,000       275,000
Furniture and equipment            151,000       146,000
                                 -----------  -------------

                                 4,165,000     3,327,000
Accumulated depreciation and      (119,000)      (84,000)
amortization
                                 ----------- --------------
                               $ 4,046,000   $ 3,243,000
                                ============ ==============

      Depreciation and amortization expense for the three months ended June 30, 2004 and 2003 was approximately $6,000 and $20,000, respectively. Depreciation and amortization expense for the six months ended June 30, 2004 and 2003 was approximately $35,000 and $43,000, respectively.

      On January 25, 2002, we entered into a PSC with CUCBM, which has exclusive legal authority over all CBM gas in the People's Republic of China (PRC). Pursuant to the PSC, we received the authority from CUCBM to jointly explore, develop, produce and sell CBM gas in and from a total area of 1,072 unevaluated square kilometers in the Enhong and Laochang areas of Yunnan Province, PRC. The production sharing contract was subject to formal ratification by PRC's Ministry of Foreign Trade and Economic Cooperation (MOFTEC). On December 31, 2002, MOFTEC ratified this production sharing contract. The contract required we pay $150,000 to CUCBM upon ratification and an annual payment of $100,000 on the anniversary date for two subsequent years.

      We have the right to earn a minimum of 60% interest in the joint venture, with CUCBM retaining the remaining 40%. In the event CUCBM elects to participate at a level less than 40%, their interest will be reduced proportionately, increasing our participating interest.

      As a result of MOFTEC's ratification and approval of the PSC concerning the Enhong and Laochang areas, we have commenced our exploration program, which initially involves the drilling of five exploratory wells, three of which have been completed, and eight pilot development wells. The CUCBM has agreed in the frecent Joint Management Committee meeting to revise these terms to allow us to racture and test two of the wells we have drilled and then drill one horizontal well with at least two laterals to satisfy Phase 1 requirements. We will then be allowed to drill one horizontal well with at least two laterals to satisfy the pilot development well requirement of Phase 2.

      We have another production sharing contract of the same date with CUCBM in the Zhaotong area of Yunnan Province, which has not yet been ratified.

      Through our wholly owned subsidiary, Newark Valley Oil & Gas, Inc., we acquired undeveloped oil, gas and mineral rights and interest in approximately 147,535.10 net acres located in eastern Montana. Of the total net acres, approximately 134,530.16 acres constitute federal leases, approximately 5,141.80 acres constitute state of Montana leases, and approximately 7,863.14 acres constitute freehold leases.

5.  Notes Payable

      In June 2003, we entered into a loan agreement with Professional Trading Services in the amount of $100,000. The loan had a conversion privilege, at the exclusive option of the lender. The conversion rate of the debt was below fair value at issuance. Accordingly, interest expense to reflect the beneficial conversion feature of approximately $42,000 has been recognized in the accompanying consolidated financial statements for the six months ended June 30, 2003. The lender exercised the conversion option in October 2003. The lender received 153,846 restricted shares of common stock at $0.65 per share and warrants to purchase 153,846 shares of common stock, exercisable at $1.00. The lender also converted warrants exercisable in February 2004 into 39,231 restricted shares of common stock. The stock received in the conversions is restricted and may only be sold in compliance with U.S. Securities laws, which require, among other conditions, that the shares be owned for at least one year.

      In July 2003, we entered into a loan agreement with Clarion Finanz AG in the amount of $200,000. The loan had a conversion privilege, at the exclusive option of the lender. The conversion rate of the debt was below fair value, and interest expense was recorded to reflect the beneficial conversion feature in the third quarter of 2003. The lender exercised the conversion feature in October 2003 with regard to $100,000 of the outstanding balance of the loan and in February 2004 with regard to the remaining $100,000 of the outstanding balance of the loan. The lender received 153,846 restricted shares of common stock at $0.65 per share and warrants to purchase 153,846 shares of common stock exercisable at $1.00, for each conversion. The lender also converted warrants exercisable in February 2004 into 76,923 restricted shares of common stock. The stock received in the conversions is restricted and may only be sold in compliance with U.S. Securities laws, which require, among other conditions, that the shares be owned for at least one year.

6. Commitments and Contingencies

      We are periodically named in legal actions arising in the ordinary course of business activities. We evaluate the merits of these actions and, if we determine that an unfavorable outcome is probable and can be estimated, we will establish the necessary accruals. We do not anticipate any material losses as a result of commitments and contingent liabilities. We are involved in no material legal proceedings.

      Rent expense for the three and six months ended June 30, 2004 was approximately $6,000 and $11,000, respectively. There are no noncancelable leases with remaining terms in excess of one year.

CUCBM Minimum Exploration Work Commitment Agreement

      In conjunction with the production sharing agreements, we entered into a Minimum Exploration Work Commitment agreement with CUCBM that requires we drill five exploratory wells on the Enhong and Laochang fields. With the three vertical wells drilled already, we will be allowed under the revised terms to drill one horizontal well with at least two laterals to satisfy this exploration requirement of Phase 1. We will also be required to drill two exploratory wells on the Zhaotong field if ratification of that PSC occurs. When we complete the exploratory wells (Phase I of the Minimum Exploration Work Commitment agreement) management may elect to begin Phase 2 wherein we will be required to drill one horizontal well to satisfy the original requirement of eight pilot development wells on the Enhong and Laochang fields. If the PSC is ratified and if we elect to begin Phase 2 for the Zhaotong field, we will drill four pilot development wells. We have drilled three exploratory wells in the Enhong and Laochang fields combined.

Conoco Phillips Memorandum of Understanding

      On March 19, 2003, we entered into a memorandum of understanding (MOU) with a Conoco Phillips subsidiary, Phillips China, Inc. (Phillips), which sets forth the terms and conditions of an agreement for us to acquire a net undivided interest of 40% from Phillips in both the Shouyang PSC (near Taiyuan City) and the Qinnan PSC (near Jincheng and Qinshui). On July 17, 2003, we entered into two farmout agreements on the Qinnan and Shouyang CBM blocks in Shanxi Province, PRC and an assignment agreement with Phillips on the two blocks. These agreements formalized our acquisition of an undivided 40% working interest from Phillips' 70% interest. As currently structured, we have a 40% interest, Phillips has retained a 30% interest and CUCBM has a 30% interest in the projects. The assignment agreement and appropriate amendments to the PSCs substituting us for Phillips as the principal party and operator was approved by CUCBM on March 15, 2004, and ratified by the PRC Ministry of Commerce on March 22, 2004.

      The farmout agreements, as revised in a recent Joint Management Committee, obligate us to fracture stimulate and production test two exploration wells that were drilled by Phillips. We will pay 100% of the cost for these tests. Upon the satisfactory completion of the testing, we will have the option to extend into the second phase of exploration by drilling one horizontal well with at least two laterals instead of the originally required three additional wells. We will be responsible for 100% of the costs of the second phase of exploration and the drilling of the horizontal well. Upon our successful completion of the second phase, Phillips will have the option to either retain its net undivided 30% participating interest, or take a 5% overriding royalty interest (ORRI) on the contractor's overall participating interest share under the PSCs. The ORRI will be capped at 5% of the current contractor's 70% participating interest, or a 3.5% ORRI on a 100% participating interest basis. Under the terms of the farmout agreements, on May 14, 2004 we posted a $1 million bank escrow account to act as a work performance guarantee covering all aspects of the evaluation and work program to test two of the existing wells. In the second half of 2004, approximately $1 million is expected to be utilized to fracture and test the gas flows from two of the wells drilled by Phillips, cover costs related to CUCBM Joint Management Committee salary fees, training fees, exploration fees and assistance fees as outlined in the production sharing contract, and the payment made to Phillips of $76,052 for CBM equipment and materials associated with the project.

Threatened legal actions

      We have received notification that one of our directors is contemplating initiating legal action against us for non-payment of certain expenses, compensation claims and claims of being owed a note payable. The total claim is approximately $230,000. Management does not believe the compensation and note payable claims are valid and therefore, are not probable. The expenses claimed and unpaid are approximately $42,000 at June 30, 2004 and are recorded in the accompanying consolidated financial statements.

U.S. Securities and Exchange Commission Trading Investigation

      In December 2003, we learned that we are the subject of an investigation by the SEC. We understand that the SEC is investigating whether anyone has issued false or misleading statements in an attempt to manipulate the price of our common stock, whether anyone has profited from selling stock at artificially high prices due to the manipulative statements, and whether any individual or group has failed to file ownership reports with the SEC as required for 10% or more stockholders under Section 16 of the Securities Exchange Act of 1934 or failed to file ownership reports with the SEC as required for 5% or more stockholders under Section 13 of the Securities Exchange Act of 1934. Management does not know of any acquisitions in excess of 5% of our outstanding shares, except for those described in previous 13D filings with the SEC. We have supplied information to the SEC in response to their information requests and intend to cooperate with their investigation. Management does not know what the outcome of the SEC's investigation may be.

      The Securities Exchange Act of 1934 and SEC rules require that a person or group of persons who acquires more than 5% of a class of equity securities that are registered under the Securities Exchange Act of 1934 must report their holdings in a Schedule 13D filing with the SEC within 10 days after they become 5% shareholders, and must thereafter report changes in their ownership of the securities. In addition, Section 16(a) of the Securities Exchange Act of 1934 generally requires that owners of more than 10% of a class of stock that is registered under the Securities Exchange Act of 1934 must report changes in their holdings within 48 hours of an acquisition or disposition of the securities.

      If a person or group owns a large block of stock of a publicly traded company, particularly if that stock is not subject to restrictions on its purchase and sale on the open market, there is a risk that the person or group could sufficiently control the market for the stock to drive the stock's trading price up or down, and thereby the undisclosed control group could reap trading profits at the expense of other public investors. In addition, Schedule 13D requires owners of a control group of stock to disclose their intentions with respect to management or control of the company. We are making this announcement to alert the public that an undisclosed control group might exist.

Employment Agreement

      On October 13, 2003, we entered into a five-year employment agreement with Michael R. McElwrath, which was approved by the Board of Directors. Under the terms of the agreement, Mr. McElwrath's annual base salary shall be no less than $225,000. Mr. McElwrath is also eligible to receive performance bonuses semi-annually in the amount of not less than $20,000 subject to determination of specific performance criteria. Mr. McElwrath received a $56,250 signing bonus and is entitled to participate in all benefit plans we offer. In addition, Mr. McElwrath received 1,200,000 stock options that vest over four years, 240,000 of which vested upon the effective date of the employment agreement. The stock options have an exercise price of $0.65, which was $0.65 below fair market value on the effective date of the contract. Accordingly, additional compensation expense of $78,000 has been recognized in the accompanying consolidated financial statements for the six months ended June 30, 2004. The employment agreement provides for a separation or severance payment of $100,000 if terminated by us without cause as defined by the agreement. Either party may provide thirty-day written notice to terminate this contract. Should we terminate this agreement without cause, Mr. McElwrath is entitled to any shares, which have not yet vested but are scheduled to vest within thirty days of the written notice of termination.

7. Stockholders' Equity

Common Stock Issuable

      In February 2004, we entered into an investor relations and consultant contract whereby the consultant will receive each month $2,500 in cash and 3,000 shares of our common stock. As of June 30, 2004, 6,000 shares were issuable to the consultant for services rendered. These shares are included in the total shares outstanding in the accompanying consolidated financial statements.

Private Placement Offering of Common Stock

      During the first half of 2004, we initiated a private placement sale of investment units. As of June 30, 2004, we had sold 128 units for net proceeds of $2,227,000. Each investment unit consists of 10,000 shares of common stock and a warrant to purchase 10,000 shares of common stock at $2.50 per share. The warrants may be exercised immediately after issuance until the earlier of (i) two years from the date of the warrant agreement, or (ii) the date upon which the warrants are redeemed by us (which may occur at $0.01 per share in the event we provide at least forty days prior written notice, the average closing price of our common stock for the fifteen days prior to such written notice exceeds $3.50, and we limit our redemption to 25% of the warrant holder's total purchasable shares per month). This private placement is being made pursuant to exemptions from registration under Regulation S of the Securities Act of 1933 and requires that the purchaser hold the stock for one year from the date of purchase. This private placement contains price protection rights that cease 90 days after the offering, or on August 14, 2004.

Private Placement of Common Stock

      During the second quarter of 2004, we raised an additional $1,056,000 of net proceeds from a private placement of common stock to qualified investors. This transaction included the issuance of 550,000 shares of our restricted common stock at a price of $2.00 per share and 550,000 warrants to purchase shares of our restricted common stock at an exercise price of $2.50 per share. This private placement contains price protection rights that apply if we sell securities at a lower price before January 1, 2005.

Resale Restrictions

      36,773,774 shares of our securities are currently restricted; however, under Rule 144, a portion of these shares will become eligible for resale in the next six months.

Registration Requirements

      In July 2004, we filed a Form S-2 registration statement with the SEC to fulfill our contractual agreement to register outstanding shares that were sold under Regulation S and Regulation D between February 2004 and May 2004. The registration statement includes no new shares to be issued by us. The registration statement has not yet been made effective but remains pending with the SEC.

Exercise of Warrants To Purchase Common Stock

      During the first half of 2004, we initiated redemption of 25% of warrants issued in the offering that closed October 7, 2003 pursuant to the warrant agreement. Warrant holders had to exercise these warrants by April 10, 2004 or these warrants would have been redeemed. During the first half of 2004, certain shareholders exercised 2,716,036 warrants at an exercise price of $1.00 for 2,716,036 shares of common stock. We also redeemed 246,355 warrants during the first half of 2004 at $0.01 per share.

      In October 2003, Professional Trading Services and Clarion Finanz AG exercised their conversion features for $100,000 each and received 153,846 restricted shares of common stock at $0.65 per share and one full warrant for each share of common stock, exercisable at $1.00. In February 2004 Clarion Finanz AG exercised the remaining $100,000 of the outstanding balance of the loan. The lender received 153,846 restricted shares of common stock at $0.65 per share and one full warrant for each share of common stock, exercisable at $1.00. The lenders also converted warrants exercisable in February 2004 into 116,154 restricted shares of common stock. The stock received in the conversions is restricted for two years from the date of conversion.

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

8.    Restatement of Financial Statements

      Our previously issued consolidated balance sheet as of December 31, 2003 and consolidated statement of operations for the six and three months ended June 30, 2003 have been restated for the items described below:

Acquisition

      For the year ended December 31, 2003 we recorded a stock and cash for stock acquisition at the estimated realizable value of the assets of $2,409,000. We have determined that the assets should have been valued using the value of the stock as quoted in the OTC exchange at the date of the consummation of the agreement (August 21, 2003) thereby resulting in an acquisition value of the assets of $4,778,000. Simultaneous to the consummation of the agreement, we recorded an impairment loss of $2,369,000 to reduce the acquired assets to their estimated realizable value of $2,409,000. Accordingly, an impairment loss of $2,369,000 is recorded in the accompanying consolidated financial statements with a resulting increase in the loss and a corresponding increase in additional paid in capital.

Beneficial Conversion Feature

      During 2003, we issued convertible debt with a conversion rate below fair value at issuance. We have determined that interest expense of approximately $168,000 for the year ended December 31, 2003 and $42,000 for the six and three months ended June 30, 2003 should have been recognized for the beneficial conversion feature inherent in the debt instruments. Accordingly, interest expense has been recognized in the accompanying consolidated financial statements with a resulting increase in the loss and a corresponding increase in additional paid in capital.

Stock Options

      During the third quarter of 2003, we granted options to employees at an exercise price below the market price at the date of grant. We recorded the stock compensation expense and a current liability. We have determined that the amount recorded as a liability should be recognized as additional paid in capital-outstanding stock options. This restatement had no effect on net income and related earnings per share.

      The cumulative impact of all restatements described above on our deficit accumulated during the development stage as of December 31, 2003 is an increase in the deficit of $2,537,000. The aggregate impact of these restatements on the consolidated balance sheet as of December 31, 2003 is as follows:

--------------------------------------------------------------------------------
Liabilities and Stockholders' Equity                    At December 31, 2003
                                                   As Previously         As
                                                      Reported        Restated
--------------------------------------------------------------------------------
Outstanding stock options                             $ 930,000   $          --
Additional paid in capital                            9,595,000      12,132,000
Additional paid in capital - outstanding stock options       --         930,000
Deficit accumulated during the development stage     (5,877,000)     (8,414,000)
--------------------------------------------------------------------------------

 ITEM 2 MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

      As used herein, the terms "Company", "we", "our" or "us" refer to Far East Energy Corporation, a Nevada corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. Our United States office is located in Houston, Texas, and we have offices in Beijing and in Kunming, Yunnan Province of the People's Republic of China (PRC).

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

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date they are published to conform such statements to actual results. The foregoing management's discussion and analysis should be read in conjunction with our financial statements and the notes herein.

2004 Plan of Operation

Yunnan Province, China

      We drilled out first three wells on the Enhong-Laochang coalbed methane block in Yunnan Province between October 2003 and April 2004. The drilling results to date for each well are:

   o FCY-LC01 - total depth 825 meters (2,722 feet).

        A total of 15 mineable coal seams were penetrated during the drilling of the well, with a total thickness of 29.4 meters (97 feet), which we consider to be excellent. The coring of the coal samples showed a recovery rate of 94.8%. In addition, the drilling revealed four targeted major coal seams with a total thickness of 16.3 meters (54 feet), all within an interval of about 110 meters (363 feet), which we believe are favorable for fracturing and production of coalbed methane (CBM). Testing of 18 desorption samples from the well resulted in gas content estimates of approximately 18 cubic meters per ton of coal or about 650 cubic feet per ton of coal.

   o FCY-EH02 - total depth 420 meters (1,344 feet).

      The well penetrated 15 coal seams with a thickness of 16.7 meters (53 feet). The total thickness of the coal seams targeted for potential production was 6.6 meters with a recovery rate of 70%. Estimated gas content, based on preliminary desorption results is approximately 10 cubic meters per ton of coal, or about 350 cubic feet per ton of coal.

   o FCY-EH01 - total depth 435 meters (1,436 feet).

      The well penetrated 42 coal seams with a thickness of 42.8 meters (141 feet). The total thickness of the four coal seams targeted for potential production was 17.2 meters (57 feet). Estimated gas content, based on preliminary desorption results, is approximately 8-10 cubic meters per ton of coal, or approximately 280-350 cubic feet per ton of coal.

      Despite the strong results from these first three wells we cannot provide assurance that commercial viability will be achieved. Profitable production from these wells is subject to the following risks, among others:

         o Three conventional CBM wells cannot produce enough gas to achieve commercially viability. We must complete multiple CBM wells in near proximity to each other in order to make it feasible to begin production from any of them.
         o No gas pipeline, liquefied natural gas (LNG) plant, or other offtake candidate currently exists to take gas from these wells, and it is not likely that any such facilities will be built until favorable results are obtained from multiple wells.
         o Actual production may vary materially from preliminary test results. Actual production from the well may be at recovery rates and gas quality materially worse than our first indications.

      We have determined to use horizontal drilling techniques to evaluate the Enhong-Laochang project. Under that production sharing contract (PSC), we were originally required to drill two additional conventional wells to satisfy requirements of Phase I. The China United Coal Bed Methane Corporation (CUCBM) has agreed to revise these terms to allow us to fracture and test two of the wells we have drilled and then drill one horizontal well with at least two laterals to satisfy requirements of Phase I. Drilling operations for the first horizontal well may commence late in 2004 or early in 2005, provided weather would permit the rig movement to the location. We have incurred costs of approximately $1 million in the first six months of 2004 and expect to incur additional costs of approximately $1.9 million in the remaining six months of 2004 in the Enhong-Laochang project. We expect to fund these activities with our existing capital at June 30, 2004 and from funds to be raised in the remainder of 2004.

      We and our partner, CUCBM, are evaluating utilizing coiled tubing drilling
(CTD) instead of traditional fracturing to test the previously drilled wells. Using a coiled tubing rig, we would reenter the existing holes and then drill laterally through the targeted coal seam some 1,000 to 1,500 feet instead of utilizing traditional fracturing to stimulate gas flow. Utilization of coiled tubing technology could prove to be more efficient at stimulating gas flow than conventional fracturing, and it may be more economical in South China where the rugged terrain presents obstacles to the large fracturing trucks. Provided the equipment can be secured and that weather does not prevent the movement of equipment to the drilling locations, we may opt to use CTD in lieu of fracturing tests. Once we explore all the details of using CTD in the Yunnan Province, we will determine whether we will use hydraulic fracturing or CTD as the method to initially test these wells during 2004.

Shanxi Province, China

      We have entered into farmout agreements and an assignment agreement with Phillips China, Inc., a subsidiary of Conoco Phillips, Inc., (Phillips) under which we agreed to acquire a net undivided interest of 40% from Phillips in two production-sharing contracts in Shanxi Province. As currently structured, we have a 40% interest in the projects, Phillips has retained a 30% interest and CUCBM has a 30% interest. The assignment agreement and appropriate amendments to the PSCs substituting us for Phillips as the principal party and operator was approved by CUCBM on March 15, 2004, and ratified by the PRC Ministry of Commerce on March 22, 2004.

      The agreements obligate us, at our expense, to fracture stimulate and production test three exploration wells that were drilled by Phillips. The other parties have agreed to revise that requirement to allow us to only test two of those wells to satisfy the Phase I requirement. We anticipate the cost of these efforts to be approximately $200,000 per well. We expect to begin fracturing and testing during the late third quarter or fourth quarter of 2004; however, we are currently evaluating the use of CTD as an alternative to conventional fracturing in this project also. Regardless of the method used, if testing proves satisfactory, we have the option to extend into the second phase of exploration at our own expense. The other parties to the PSC have agreed to revise the terms of the second phase of exploration to require one horizontal well with at least two laterals instead of the originally required three additional wells. If we successfully complete the second phase, Phillips will have the option to elect to either retain its net undivided 30% participating interest, or take an overriding royalty interest, which will be capped at 3.5% of the total participating interest.

      In the first six months of 2004, we incurred costs of approximately

$150,000 and expect to incur additional costs of approximately $1.1 million in the remaining six months of 2004 to perform the required tests, cover costs related to CUCBM salary fees, training fees, exploration fees and assistance fees required by the production sharing contracts for these projects, and the payment made to Phillips of $76,052 for CBM equipment and materials associated with the project.

      Our agreements with Phillips required that we post a $1 million bank guarantee or surety bond by May 14, 2004 to guarantee performance of the evaluation and work program to test the two existing wells. On May 14, 2004, we placed $1 million into escrow to satisfy this bond. An additional $900,000 bond or escrow account will be required if we enter the second exploration phase. We have the option to escrow the full amount of each required guarantee in lieu of a bond. Required funding for these activities is expected to come from a combination of existing capital and funds to be raised during 2004.

China Pipeline Access

      In the Qinnan block of our Shanxi Province project, the West-East pipeline has the capacity of 1,000 MMcfpd. The Shanjing II pipeline is a 40" line, which would also have a 1,000 MMcfpd capacity and will run just north of our Shouyang block, in Shanxi Province. In the Qinnan and Shouyang areas we estimate that we will eventually expend approximately $63 million for two short connecting pipelines with 850 MMcfpd of capacity to the Shanjing II and West-East pipelines (about 30 miles in total for the two connecting pipelines).

      In the Yunnan area we have estimated a cost in excess of $50 million for a 50-mile pipeline with a capacity of 350 MMcfpd. At the present time there are no pipelines to move gas for any great distance in the Yunnan Province, and gas will have to be sold to the local communities.

      Gas sales in these China blocks can also be achieved through development of a LNG plant. A 100-ton per day LNG plant will cost about $10 million to develop and take about two years for planning and construction. A 1,000-ton per day LNG plant would cost about $75 million with construction time close to two years. These costs may be carried by an LNG company that would build the plants for the gas. It is very possible that first gas sales from our China property will be through the development of LNG plants close to our property.

Eastern Montana

      Through our wholly owned subsidiary Newark Valley Oil & Gas, Inc., we have acquired undeveloped acreage on our Montana leases, which we hope will demonstrate the existence of gas in commercial quantities. However, our first priority is to complete our exploration obligations in China because we believe our properties in China represent our greatest potential return on investment. We expect to expend approximately $45,000 in the second half of 2004 to pay lease rentals in Montana and to conduct the necessary evaluations and planning for a drilling program.

      We do not expect that we will have funds available in the foreseeable future for our Montana property, and we are evaluating whether to pursue a farmout agreement or other alternatives with outside third parties. However, should funds become available for our Montana project, we would expend between $1.5 and $2 million to drill ten shallow wells as well as stimulate and construct a gathering system. Assuming good results for the first ten well program, we would then proceed to drill an additional 20 to 30 wells thereafter to evaluate the potential of constructing a pipeline to gain greater access to gas markets on the Northern Border pipeline. The cost of constructing a pipeline is estimated at $5 to $6 million. Continued development of this property could accelerate once a pipeline is constructed and reach a pace of 50 to 75 wells per year for a period of four to five years, at a cost of $8.5 to $12.7 million per year.

Montana Pipeline Access

      We can access the Bitter Creek Gathering System, which has a current capacity of about 2,000 Mcfpd. If development were to continue and the Bitter Creek Gathering System was unable to move all the available gas it is possible to lay a 8" to 10" line to the Northern Border pipeline which is approximately 25 to 30 miles north of our acreage, at a cost of approximately $4 to $6 million.

Results of Operation and Analysis of Financial Condition

      The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB/A for the fiscal year ended December 31, 2003; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003.

       We had no operating revenue for the six and three months ended June 30, 2004 and no revenue for the same periods in 2003. Our operating expenses for the six months ended June 30, 2004 increased by 83% to $2,465,000 as compared to $1,347,000 for the same period in 2003. Our operating expenses for the three months ended June 30, 2004 increased 77% to $1,196,000 as compared to $675,000. The expenses we incurred in 2004 as compared to 2003 are set forth in the table below.

----------------------------------------------------------------------------------------------------------
                                         Six Months Ended  June 30     Three Months Ended June 30
                                                          Percentage                       Percentage
Expenses*                              2004       2003    Increase (+)  2004       2003   Increase (+)
                                                          or decrease                     or decrease
                                                             (-)                              (-)
----------------------------------------------------------------------------------------------------------
Geologic & engineering services   $ 156,000  $  265,000      (-) 41%     $53,000 $193,000    (-) 73%
Other consulting and professional   215,000     124,000      (+) 73%     132,000   37,000    (+) 257%
services
Compensation                        439,000     503,000      (-) 13%     238,000  261,000    (-) 9%
Stock compensation                  433,000           -           -      226,000        -       -
Travel                              191,000     181,000      (+) 5%      107,000   89,000    (+) 20%
Legal and accounting                477,000     121,000      (+) 294%    269,000   53,000    (+) 407%
Mineral lease rent                   84,000           -           -       65,000        -       -
Loss on investment in joint               -      22,000      (-) 100%          -        -       -
venture
Amortization of contract rights      23,000      29,000      (-) 21%           -   14,000    (-) 100%
General and administrative          447,000     102,000      (+) 338%    106,000   28,000    (+) 279%
         Total                   $2,465,000  $1,347,000      (+) 83%  $1,196,000 $675,000    (+) 77%
----------------------------------------------------------------------------------------------------------


* Note that these expenses may not represent all actual expenditures in the above categories as a result of our ability to capitalize certain expenditures.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

      Geologic and engineering services decreased by approximately $109,000 or 41% from $265,000 during the six months ended June 30, 2003 to $156,000 during the six months ended June 30, 2004. Our geologic expenditures have decreased as we have focused our efforts on drilling and testing exploration wells.

      Other consulting and professional services increased approximately $91,000 or 73% from $124,000 during the six months ended June 30, 2003 to $215,000 during the six months ended June 30, 2004. The primary reason for this increased expense was monies expended for capital raising efforts.

      Compensation decreased by approximately $64,000 or 13% due to streamlining management responsibilities.

      Stock compensation expense increased approximately $433,000 during the six months ended June 30, 2004. This increase was due to granting options at exercise prices below the market at the date of grant. We are recognizing compensation expense for the difference between the exercise price and the market value at the date of grant over the period the compensation is earned.

      Legal and accounting expenses increased approximately $356,000 or 294% from $121,000 during the six months ended June 30, 2003 to $477,000 during the six months ended June 30, 2004. The primary reasons for this increased expense were our response to the Securities and Exchange Commission's (SEC) investigation regarding ownership of our stock, costs associated with amending a previously filed Form 10-KSB and certain quarterly reports related to our various current and previous financing activities.

      General and administrative expense increased approximately $345,000 or 338% from $102,000 during the six months ended June 30, 2003 to $447,000 during the six months ended June 30, 2004. Included in this increase are overhead expenditures from expanded operating activities in China including professional fees for CUCBM and contract labor.

      Interest expense decreased $42,000 or 100% from the six months ended June 30, 2003. The $42,000 reflects interest expense related to the beneficial conversion factor for the $100,000 Professional Trading Services note payable executed in the second quarter 2003.

      These increased expenses resulted in our loss before income taxes increasing to $2,460,000 for the six months ended June 30, 2004, as compared to $1,388,000 for the same period of 2003. As is the case with our increased expenses, our increased operating loss is also attributable to our increased efforts to explore, develop, extract and sell coalbed methane gas in China, as well as our financing efforts.

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30,
2003

      Geologic and engineering services decreased by approximately $140,000 or 73% from $193,000 during the three months ended June 30, 2003 to $53,000 during the three months ended June 30, 2004. Our geologic expenditures have decreased as we have focused our efforts on drilling and testing exploration wells.

      Other consulting and professional services increased approximately $95,000 or 257% from $37,000 during the three months ended June 30, 2003 to $132,000 during the three months ended June 30, 2004. The primary reason for this increased expense was monies expended for capital raising efforts.

      Stock compensation expense increased approximately $226,000. This increase was due to granting options at exercise prices below the market at the date of grant. We are recognizing compensation expense for the difference between the exercise price and the market value at the date of grant over the period the compensation is earned.

      Travel costs increased approximately $18,000 or 20% from $89,000 during the three months ended June 30, 2003 to $107,000 during the three months ended June 30, 2004. This increase was due to increased travel for capital raising purposes.

      Legal and accounting expenses increased approximately $216,000 or 407% from $53,000 during the three months ended June 30, 2003 to $269,000 during the three months ended June 30, 2004. The primary reasons for this increased expense were our response to the SEC's investigation regarding ownership of our stock, costs associated with amending a previously filed Form 10-KSB and certain quarterly reports and costs related to our various current and previous financing activities.

      General and administrative expense increased approximately $78,000 or 279% from $28,000 during the three months ended June 30, 2003 to $106,000 during the three months ended June 30, 2004. Included in this increase are overhead expenditures from expanded operating activities in China including professional fees for CUCBM and contract labor.

      Interest expense decreased $42,000 or 100% from the three months ended June 30, 2003. The $42,000 reflects interest expense related to the beneficial conversion factor for the $100,000 Professional Trading Services note payable executed in the second quarter 2003.

      These increased expenses resulted in our loss before income taxes increasing to $1,192,000 for the three months ended June 30, 2004, as compared to $716,000 for the same period of 2003. As is the case with our increased expenses, our increased operating loss is also attributable to our increased efforts to explore, develop, extract and sell coalbed methane gas in China, as well as our financing efforts.

Liquidity and Capital Resources

      As of June 30, 2004, our cash and cash equivalents were $5,873,000, as compared to $2,326,000 as of December 31, 2003.

      Cash used in operating activities for the six months ended June 30, 2004 was $1,612,000 as compared to cash used in operating activities for the same period of 2003 of $1,115,000. This change is mainly attributable to our increased cash operating expenses, including compensation, legal and accounting and general and administrative expenses.

      Cash used in investing activities increased to $838,000 for the six months ended June 30, 2004 as compared to $237,000 for the same period in 2003. This increase is primarily attributable to our drilling of three wells in Yunnan Province in China.

      Cash provided by financing activities increased to $5,997,000 for the six months ended June 30, 2004 as compared to $531,000 for 2003. The increase in cash provided by financing activities reflects proceeds from the exercise of warrants and sales of investment units in 2004.

      We believe that we have sufficient cash or can raise additional cash as necessary to fund operating needs and financial obligations through the end of 2004. We anticipate incurring approximately $5.2 million in exploration and development expenses in the full year of 2004, including $1 million, which has already been placed in escrow. This figure could be as high as $6.1 million if we elect to post additional cash reserves in lieu of performance bonds as required by Phase 2 of the Phillips agreements in Shanxi (See, 2004 Plan of Operation - Shanxi Province, China).

      To develop our projects in China over the long term, we need to obtain funding to satisfy significant expenditures for exploration and development of those projects, if they are successful. We anticipate obtaining such significant funds by various methods, which might include the issuance of equity securities, obtaining farm-out partners and the potential sale of property interests among other alternatives.

      During the six months ended June 30, 2004, we have raised net proceeds of approximately $2.227 million in an equity offering involving the sale of 128 investment units, each of which consist of 10,000 shares of our common stock and a warrant to purchase 10,000 shares of our common stock at $2.50 per share. Additionally, we notified investors in our October 7, 2003 offering of our intention to redeem 25% of the warrants received. As of August 3, 2004, we received a total of $2,748,730 upon the exercise of 2,748,730 warrants to purchase 2,748,730 shares of our common stock.

      We also have raised net proceeds of $1.056 million in a private placement of equity to accredited investors in the second quarter of 2004 which included the issuance of 550,000 shares of our restricted common stock at $2.00 per share and 550,000 warrants to purchase shares of our restricted common stock at $2.50 per share.

      Our ability to continue as a going concern depends upon our ability to raise additional, substantial funds for use in our planned development activities, and upon the success of our planned exploration and development activities. Since there can be no guarantee of future fundraising success, and since the success of exploratory drilling can never, by definition, be guaranteed, there is substantial doubt about our ability to continue as a going concern. However, management believes that we will continue to be successful in raising the funds necessary to explore for gas and, assuming success in those exploratory efforts, to raise the funds necessary for production and development. Management believes that, in the near term, we will be able to raise funds sufficient to assure satisfaction of our operating capital needs and financial obligations. We expect to raise these funds through a combination of the continued exercise of warrants issued to investors in conjunction with the recently completed private offerings and future equity and/or debt offerings.

      We do not expect to receive significant revenues from operations in China until at least late 2006. We do not anticipate receiving revenue from our Montana properties for the foreseeable future as we do not currently expect to have adequate financing to pursue a drilling program in Montana during 2004. We are evaluating whether to pursue a farmout agreement or other alternatives with outside third parties for our Montana properties. To generate revenue in China prior to the point at which production reaches pipeline quantities, we may elect to construct LNG facilities on our properties. However, we believe an LNG company may decide to construct such facilities at their own cost. This would allow gas to be produced and sold in the period before we achieve production in sufficient quantities to justify constructing short connecting pipelines to the Shangjing II and West-East pipelines in the Shanxi Province, or before a pipeline or other offtake facility is operational in the Yunnan Province. A 100-ton per day LNG facility, which would absorb approximately five million cubic feet of gas per day, would cost $10-$15 million to construct. A 1,000-ton per day facility capable of absorbing 50 million cubic feet of gas per day would cost approximately $75 million. Again, while we may opt to construct LNG facilities, it is quite possible that an LNG concern may decide to construct such facilities near our properties at their own cost. We may construct pipelines to move gas from our fields to either municipalities or other pipelines. We estimate the cost to construct a pipeline in the Enhong and Laochang areas to be approximately $50 million. Our farmout agreement from Phillips provides us with rights to two separate blocks; the Shouyang block, approximately 40 km south of the Shangjing II pipeline to Beijing, and the Qinnan block, approximately 10 km north of the West-East pipeline to Shanghai. We estimate the cost to construct pipeline connections from the Shouyang and Qinnan blocks to the Shangjing II and West-East pipelines, respectively, to be approximately $63 million. We are delaying any decisions regarding the construction of LNG facilities or pipelines until such time as significant gas volumes are achieved. We believe this delay may allow us to avoid construction costs to the extent other entities (attracted by our gas), have constructed, are constructing or are planning to construct, such facilities.

Critical Accounting Policies

      Management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles
(GAAP) in the United States. GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management's judgment and estimates including, in certain circumstances, choices between acceptable GAAP alternatives. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. Note 1 to our consolidated financial statements included in our Form 10-KSB/A for the year ended December 31, 2003 contains a comprehensive summary of our significant accounting policies. The following is a discussion of our most critical accounting policies, judgments and uncertainties that are inherent in our application of GAAP:

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

      Impairment of unproved oil and gas properties. Unproved leasehold costs and exploratory drilling in progress are capitalized and are reviewed periodically for impairment. Costs related to impaired prospects or unsuccessful exploratory drilling are charged to expense. Our assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impacts the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future, as it may not be economical to develop some of these unproved properties. As of June 30, 2004, we had total unproved oil and gas property costs of approximately $3.7 million consisting of undeveloped leasehold costs of $2.4 million in Montana and unevaluated exploratory drilling costs of $1.3 million incurred in China, compared to $2.9 million consisting of undeveloped leasehold costs of $2.4 million in Montana and unevaluated exploratory drilling costs of $497,000 incurred in China as of December 31, 2003.

      Estimates of future dismantlement, restoration, and abandonment costs. The accounting for future development and abandonment costs changed on January 1, 2003, with the adoption of Statement of Financial Accounting Standards (SFAS) No. 143 (SFAS No. 143). SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The accrual is based on estimates of these costs for each of our properties based upon the type of production structure, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based on numerous factors, including changing technology, the political and regulatory environment and, beginning in 2003, estimates as to the proper discount rate to use and timing of abandonment. We have not acquired any assets that result in a material future abandonment cost. Therefore, there is no provision in the accompanying consolidated financial statements.

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

      We have also adopted SFAS No. 52, "Foreign Currency Translation", which requires that the translation of the applicable foreign currency into U.S. dollars be performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in the consolidated statements of stockholders' equity and comprehensive income.

      Earnings per share. We apply SFAS No. 128, "Earnings Per Share", for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings.

      Stock options. We also apply Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for our various stock option agreements and have adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation". Compensation cost for stock options granted has been recognized for certain options granted at an exercise price below market value. Other options granted had an exercise price equal to or greater than the market value of the underlying common stock on the day of grant.

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

ITEM 4  CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Financial Officer, who concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      Jawaharlal Gondi, one of our Directors, has notified us that he intends to file a claim against us for unpaid compensation and expenses and an unpaid promissory note incurred during 2003. The claim totals approximately $230,000. However, we have written to Mr. Gondi's lawyer denying his claims for compensation in excess of what he has already been paid and denying the note claim. We have acknowledged some of the expense claims and paid them in part. At June 30, 2004, the unpaid expense claims amounted to approximately $42,000, which amount we acknowledged and recorded as a liability on our financial statements. As of the date of this report, we do not believe any legal action has been filed against us regarding these claims.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the quarter ended June 30, 2004, we initiated a private placement sale of investment units. As of June 30, 2004, we had sold 128 units. Each investment unit consists of 10,000 shares of common stock and a warrant to purchase 10,000 shares of common stock at $2.50 per share, over the next two years. The warrants may be exercised immediately after issuance until the earlier of (i) two years from the date of the warrant agreement, or (ii) the date upon which we redeem the warrants (which may occur at $0.01 per share in the event we provide at least forty days prior written notice, the average closing price of our common stock for the fifteen days prior to such written notice exceeds $3.50, and we limit our redemption to 25% of the warrant holder's total purchasable shares per month). Net proceeds of approximately $2,227,000 were received. A cash commission of 10% was paid, as was a 3% expense allowance and also a 10% warrant commission. This private placement was made pursuant to exemptions from registration under Regulation S under the Securities Act of 1933 and requires the purchaser hold the stock for one year from the date of purchase. This private placement contains price protection rights that cease 90 days after the offering, or on August 14, 2004.

      Also during the second quarter ended June 30, 2004, we raised net proceeds of $1,056,000 in a private placement of equity to qualified investors. This placement included the issuance of 550,000 shares of our restricted common stock at $2.00 per share and 550,000 warrants to purchase shares of our restricted common stock at $2.50 per share over the next two years. This private placement contains price protection rights that apply if we sell securities at a lower price before January 1, 2005. A cash commission of 4% was paid on these sales, which were made in reliance on Rule 506 of Regulation D under SEC Act of 1933. The three persons in this placement all qualified as accredited investors.

ITEM 5.  OTHER INFORMATION

U.S. Securities and Exchange Commission Trading Investigation

      In December 2003, we learned that we are the subject of an investigation by the SEC. We understand that the SEC is investigating whether anyone has issued false or misleading statements in an attempt to manipulate the price of our common stock, whether anyone has profited from selling stock at artificially high prices due to the manipulative statements, and whether any individual or group has failed to file ownership reports with the SEC as required for 10% or more stockholders under Section 16 of the Securities Exchange Act of 1934 or failed to file ownership reports with the SEC as required for 5% or more stockholders under Section 13 of the Securities Exchange Act of 1934. Management does not know of any acquisitions in excess of 5% of our outstanding shares, except for those described in previous 13D filings with the SEC. We have supplied information to the SEC in response to their information requests and intend to cooperate with their investigation. We do not know what the outcome of their investigation may be.

      The Securities Exchange Act of 1934 and SEC rules require that a person or group of persons who acquire more than 5% of a class of equity securities that are registered under the Securities Exchange Act of 1934 must report their holdings in a Schedule 13D filing with the SEC within 10 days after they become 5% shareholders, and must thereafter report changes in their ownership of the securities. In addition, Section 16(a) of the Securities Exchange Act of 1934 generally requires that owners of more than 10% of a class of stock that is registered under the Securities Exchange Act of 1934 must report changes in their holdings within 48 hours of an acquisition or disposition of the securities.

      If a person or group owns a large block of stock of a publicly traded company, particularly if that stock is not subject to restrictions on its purchase and sale on the open market, there is a risk that the person or group could sufficiently control the market for the stock to drive the stock's trading price up or down, and thereby the undisclosed control group could reap trading profits at the expense of other public investors. In addition, Schedule 13D requires owners of a control group of stock to disclose their intentions with respect to management or control of the company. We are making this announcement to alert the public that an undisclosed control group might exist.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits of this Form 10-Q, which is incorporated herein by reference.

      (b) Reports on Form 8-K. We filed a Form 8-K on May 19, 2004 regarding $1,000,000 that was put in an escrow account as security to guarantee performance of our initial obligations under our assignment and farmout agreement from ConocoPhillips covering the 1,058,000-acre coalbed methane Dragon Project in Shanxi Province, China.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 3rd day of August 2004.

                                 Far East Energy Corporation


                                    /s/ Michael R. McElwrath
                                    ---------------------------
                                    Michael R. McElwrath
                                    Chief Executive Officer, President and
                                    Chairman of the Board (Principal Executive
                                    Officer)


                                    /s/ Bruce N. Huff
                                    --------------------
                                    Bruce N. Huff
                                    Chief Financial Officer (Principal
                                    Financial Officer)

                                INDEX TO EXHIBITS

Exhibits marked with an asterisk have been filed previously with the Securities and Exchange Commission and are incorporated herein by reference.

EXHIBIT NO.      PAGE NO.   DESCRIPTION
3.1               *         Articles of Incorporation of the Company
3.2               *         Bylaws of the Company
10.1              +         McElwrath Employment Agreement
10.2              +         Memo of Understanding with Phillips China, Inc.
10.3              +         Farmout Agreement-Qinnan (Phillips China)
10.4              +         Farmout Agreement-Shouyang (Phillips China)
10.5              +         Assignment Agreements on the Qinnan CMB blocks
                            (Phillips China)
10.6              +         Assignment Agreements on the Shouyang CMB blocks
                            (Phillips China)
10.7              #         Bruce N. Huff Employment Agreement
10.8              #         Escrow Agreement
31.1              16        302 Certification of Chief Executive Officer
31.2              17        302 Certification of Chief Financial Officer
32.1              18        906 Certification of Chief Executive Officer
32.2              19        906 Certification of Chief Financial Officer

* Previously filed and incorporated herein by reference from the Company's Form 10-KSB, file number 000-32455, filed on March 16, 2001. +Previously filed and incorporated herein by reference from the Company's Form 10-KSB file number 000-32455, filed on April 14, 2004.
#Previously filed and incorporated herein by reference from the Company's Form S-2, file number 000-32455, filed on July 23, 2004.

                                                                    EXHIBIT 31.1
                                  CERTIFICATION

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

      (b) designed such internal controls over financial reporting, or caused such internal controls over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (d) disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially effect, the registrant's internal controls over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent functions);

      (a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: August 3, 2004

/s/ Michael R. McElwrath
--------------------------
Michael R. McElwrath
Chief Executive Officer

                                                                    EXHIBIT 31.2
                                  CERTIFICATION

I, Bruce Huff, Chief Financial Officer, certify that:

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

      (b) designed such internal controls over financial reporting, or caused such internal controls over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (d) disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially effect, the small business issuer's internal controls over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent functions);

      (a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: August 3, 2004

/s/ Bruce N. Huff
----------------------------
Bruce N. Huff
Chief Financial Officer

                                                                    EXHIBIT 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report on Form 10-Q of Far East Energy Corporation (the Company) for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), the undersigned, Michael R. McElwrath, the Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 3, 2004

/s/ Michael R. McElwrath
---------------------------
Michael R. McElwrath
Chief Executive Officer

                                                                    EXHIBIT 32.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report on Form 10-Q of Far East Energy Corporation (the Company) for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), the undersigned, Bruce N. Huff, Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 3, 2004

/s/ Bruce N.Huff
------------------------
Bruce N. Huff
Chief Financial Officer