Form 10QSB/A
period 2003-06-30
FAR EAST ENERGY CORP
filed 2004-11-09
CIK 1124024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A3


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


                                       Cumulative   For the Six Month     For the Three Month
                                         During       Period Ended           Period Ended
                                        Development      June 30,              June 30,
                                          Stage           2003                   2003
                                        (Restated)   (Restated)     2002     (Restated)    2002
                                       ------------  --------------------   ----------------------
REVENUES
   Interest income                      $   14,000   $    1,000  $    -       $  1,000    $    -
   Foreign currency exchange gain            1,000            -       -              -         -
                                       ------------  ----------------------  ---------------------
       Total revenues                       15,000        1,000       -          1,000         -

EXPENSES
Geologic and engineering services          645,000      265,000    75,000      193,000     75,000
Other consulting and professional
services                                   400,000      124,000   117,000       37,000    117,000

Compensation                             1,099,000      503,000   171,000      261,000    171,000

Travel                                     756,000      181,000   141,000       89,000    141,000

Legal and accounting                       192,000      121,000    71,000       53,000     71,000

General and administrative                 374,000      102,000    84,000       28,000     35,000

Interest expense                            42,000       42,000         -       42,000          -

Loss on investment in joint venture         22,000       22,000         -            -          -

Amortization                                29,000       29,000         -       14,000          -
                                        ----------- ----------------------- ---------------------
Net loss for the period                 (3,544,000)  (1,388,000) (659,000)    (716,000)  (610,000)

Deficit - beginning of period                   -    (2,156,000)  (26,000)  (2,828,000)   (75,000)
                                        ----------- ----------------------- ----------------------
Accumulated deficit - end of period    $(3,544,000) $(3,544,000) $(685,000) $(3,544,000)$(685,000)
                                        =========== ============ ========== ============ ==========
Weighted average number of shares
outstanding                                          45,985,835 45,750,500  46,183,639 45,750,500
                                                     ========== ==========  ========== ===========
Loss per share - Basic                                   $ 0.03     $ 0.02     $  0.02  $    0.01
                                                      ========= ==========  ========== ===========
Loss per share - Diluted                                 $ 0.03     $ 0.02     $  0.02  $    0.01
                                                      ========= ==========  ========== ===========


          See accompanying notes to consolidated financial statements.
                                       F-2

                   FAR EAST ENERGY CORPORATION AND SUBSIDIARY
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows

                                                           Cumulative      For the Six Month
                                                             During          Periods Ended
                                                           Development         June 30,
                                                              Stage        2003
                                                           (Restated)   (Restated)       2002
                                                           (unaudited)  (unaudited)  (unaudited)
                                                          ------------  -----------   ------------
USES OF CASH
OPERATING ACTIVITIES:
       Net loss                                           $ (3,544,000) $(1,388,000)  $ (659,000)
       Adjustment to reconcile net loss to cash
          used in operations:
          Depreciation                                          21,000       14,000            -
          Amortization                                          29,000       29,000            -
          Interest expense - beneficial conversion feature      42,000       42,000            -
          Increase in prepaid expense                                -        1,000            -
          Decrease in accounts payable                         439,000      187,000       55,000
                                                          -------------- -----------  -------------
       Net cash used in operations                          (3,013,000)  (1,115,000)    (604,000)
INVESTING ACTIVITIES:
       Acquisition of intangibles                             (598,000)    (259,000)           -
       Investments in property and equipment                  (108,000)           -      (23,000)
       Loss on investment in joint venture                      22,000       22,000            -
                                                          --------------- ----------  -------------
                                                              (684,000)    (237,000)     (23,000)
FINANCING ACTIVITIES:
       Net proceeds from the sale of common stock            3,761,000      656,000    3,052,000
       Decrease in other liabilities                                 -     (250,000)           -
       Increase in notes payable                               125,000      125,000            -
                                                          --------------- -----------  ------------
                                                             3,886,000      531,000    3,052,000
                                                          --------------- -----------  ------------

Effect of exchange rate changes on cash                         (2,000)           -            -
Increase (decrease) in cash and cash equivalents               187,000     (821,000)   2,425,000
Cash and cash equivalents - beginning of period                      -    1,008,000       27,000
                                                          --------------- -----------  -------------
Cash and cash equivalents - end of period                 $    187,000    $ 187,000   $2,452,000
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

ITEM 3.  CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures that have been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers to allow timely decisions regarding required financial disclosure.

         On August 18, 2003, the Company filed its original report on Form 10-QSB for the quarter ended June 30, 2003. At that time the Company's principal executive officer, who also served as its principal financial officer, reported that, based on his evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e), the Company's disclosure controls and procedures were effective in timely alerting the Company's management to material information relating to the Company (including our consolidated subsidiaries) required to be included in the Company's periodic SEC filings. He also reported that there had been no significant changes in the Company's internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting subsequent to the date of his evaluation.

         On October 13, 2003, the Company retained a new Chief Executive Officer
(CEO), and on November 10, 2003, it retained a new interim Chief Accounting Officer (CAO). The CEO and CAO evaluated the effectiveness of the Company's disclosure controls and internal control over financial reporting as of September 30, 2003. The CEO and CAO identified a material weakness related to the Company's disclosure controls and procedures and internal control over financial reporting, which originated during the second fiscal quarter of 2003 due to the loss of the principal executive and financial personnel. This weakness resulted from the absence, in the second and third quarters of 2003, of sub-certifications to be completed by each of the Company's officers and directors other than the CEO and CAO. Use of sub-certifications would have provided additional assurance to management, including the CEO and CAO, that all information required be disclosed in the second quarter Form 10-QSB, as amended and third quarter Form 10-QSB had been accumulated and communicated to the Company's management to allow timely decisions requiring financial disclosure.

  During the fourth quarter of 2003, the CEO and CAO communicated with the Company's auditors regarding the adequacy of disclosure controls and internal control over financial reporting. The absence of the disclosure sub-certifications was the only weakness in the Company's disclosure controls and procedures that the CEO and CAO identified. In the fourth quarter of 2003, management changed the Company's disclosure controls and procedures and internal control over financial reporting by implementing disclosure controls sub-certifications to be completed by each of the officers and directors other than the CEO and CAO.

         In May 2004, the Company retained a new Chief Financial Officer (CFO) to replace the CAO and serve as the Company's principal financial officer. The CEO and CFO re-evaluated the effectiveness of the disclosure controls and procedures as management had designed during the second quarter of 2003 at the time the report was prepared, and at present. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003, the end of the period covered by this report, to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Except for the implementation of the director and officer sub-certifications in the fourth quarter of 2003 as described above, there has been no change in the Company's internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of November, 2004.


                                          Far East Energy Corporation

                                          /s/ Michael R. McElwrath
                                          -----------------------------
                                          Michael R. McElwrath
                                          Chief Executive Officer

                                INDEX TO EXHIBITS

Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.

EXHIBIT NO.    PAGE NO.    DESCRIPTION
- ----------     --------    ------------

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

                                                                   EXHIBIT 31(i)
                                  CERTIFICATION

I, Michael R. McElwrath, Chief Executive Officer, certify that:
1. I have reviewed this quarterly report on Form 10-QSB/A of Far East Energy Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
       a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
       b. [Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986]
       c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
       d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
       a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  November 9, 2004

Far East Energy Corporation

/s/ Michael R. McElwrath
Michael R. McElwrath, Chief Executive Officer

                                                                  EXHIBIT 31(ii)
                                  CERTIFICATION

 I, Bruce N. Huff, as Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Far East Energy Corporation;

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)) for the registrant and have:

       a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
       b. [Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986]
       c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
       d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
       a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 9, 2004

Far East Energy Corporation

/s/ Bruce N. Huff
Bruce N. Huff, Chief Financial Officer

                                                                   EXHIBIT 32(i)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the quarterly report on Form 10-QSB/A of Far East Energy Corporation (the "Company") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Michael R. McElwrath, the Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 9, 2004

Far East Energy Corporation

/s/ Michael R. McElwrath
- -----------------------------
Michael R. McElwrath,
Chief Executive Officer

                                                                EXHIBIT 32(ii)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the quarterly report on Form 10-QSB/A of Far East Energy Corporation (the "Company") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Bruce N. Huff, Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 9, 2004

Far East Energy Corporation

/s/ Bruce N. Huff
- ---------------------------
Bruce N. Huff,
Chief Financial Officer