Form 10QSB/A
period 2003-09-30
FAR EAST ENERGY CORP
filed 2004-11-09
CIK 1124024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A
                                 Amendment No. 3

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

      Item 1.   Financial Statements...........................................3
      Item 2.   Management's Discussion And Analysis and Plan of Operation.....4
                  Forward-looking Information..................................4
                  Overview.....................................................4
                  Results Of Operations........................................7
                  Liquidity and Capital Resources..............................8
                  Obligations and Future Capital Requirements..................9
                  Critical Accounting Policies................................10
      Item 3.   Controls and Procedures.......................................13

PART II - OTHER INFORMATION...................................................13

      Item 1.   Legal Proceedings.............................................13
      Item 2.   Changes in Securities.........................................14
      Item 5.   Other Information.............................................14
      Item 6.   Exhibits and Reports on Form 8-K..............................15

INDEX TO EXHIBITS.............................................................16

                         PART 1. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                              FAR EAST ENERGY CORP.
                            (formerly EZFoodstop.com)
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                   At September 30, 2003 and December 31, 2002

                                                      September 30, December 31,
                                                     2003 (Restated)   2002
                                                      (unaudited)    (Restated)
                                                       ------------ ------------
ASSETS
Current Assets
      Cash and Cash Equivalents                         $3,863,000  $ 1,008,000
      Prepaid and other current assets                           -        1,000
                                                       ------------- -----------
           Total Current Assets                          3,863,000    1,009,000

Property and Equipment, net                              2,511,000      101,000
Intangible Asset                                           131,000      175,000
Other Assets
      Other                                                      -      143,000
      Investment in joint venture                                -       22,000
                                                       ------------- -----------
                                                                 -      165,000
                                                       ------------- -----------
TOTAL ASSETS                                            $6,505,000   $1,450,000
                                                       ============= ===========
LIABILITIES
Current Liabilities
      Accounts Payable                                 $   734,000   $  253,000
      Notes Payable                                        295,000            -
      Other liabilities                                    503,000      250,000
                                                       ------------ ------------
      Total Current Liabilities                          1,532,000      503,000
                                                       ------------ ------------
Commitments and Contingencies                                    -            -

STOCKHOLDERS' EQUITY

Stockholders' Equity
      Common stock, $0.001 par value, 500,000,000
      shares authorized 55,486,769 and 45,750,500
      issued and outstanding at September 30, 2003
      and December 31, 2002, respectively                   55,000       45,000
      Additional paid in capital                        11,955,000    3,060,000
      Deficit accumulated during the Development Stage  (7,035,000)  (2,156,000)
      Accumulated other comprehensive loss                  (2,000)      (2,000)
                                                       ------------- -----------
                                                         4,973,000      947,000
                                                       ------------- -----------
                                                        $6,505,000  $ 1,450,000
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

                                                       Cumulative
                                                        Amounts
                                                        Date of
                                                     Incorporation
                                                  (February 4, 2000) Nine Months  Nine Months Three Months Three Months
                                                    to September 30,    Ended        Ended        Ended        Ended
                                                          2003
                                                      (unaudited)   September 30, September 30 September 30 September 30,
                                                                        2003          2002         2003         2002
                                                                     (unaudited)   (unaudited) (unaudited)   (unaudited)
                                                       (Restated)     (Restated)               (Restated)
                                                     -------------- -----------   -----------  -----------  -------------
Revenues
      Interest income                                $   14,000      $   1,000     $      --    $      --    $        --
      Foreign currency exchange gain                      1,000             --            --           --             --
                                                     -------------- ------------  -----------  -----------   ------------
            Total Revenue                                15,000          1,000            --           --             --
Expenses
      Geologic and engineering services                 675,000        295,000       147,000       30,000         72,000
      Other consulting and professional services        936,000        661,000       220,000      536,000        103,000
      Compensation                                    1,242,000        646,000       332,000      143,000        161,000
      Travel                                            801,000        226,000       296,000       45,000        155,000
      Legal and accounting                              210,000        139,000       113,000       18,000         42,000
      General and Administrative                        583,000        310,000       204,000      209,000        120,000
      Loss on investment in Joint Venture                22,000         22,000            --           --             --
      Interest expense                                  168,000        168,000            --      126,000             --
      Impairment loss                                 2,369,000      2,369,000            --    2,369,000             --
      Amortization                                       44,000         44,000            --       15,000             --
                                                     -------------- ------------  ------------ ------------  -------------
Net loss for the period                              (7,035,000)    (4,879,000)   (1,312,000)  (3,491,000)      (653,000)
Deficit - beginning of period                                --     (2,156,000)      (26,000)  (3,544,000)      (685,000)
                                                     ------------- ------------- ------------ ------------  --------------
Accumulated deficit - end of period                  $7,035,000    $(7,035,000)  $(1,338,000) $(7,035,000)   $(1,338,000)
                                                     ============ ============== ============ ============  ==============
Weighted average number of shares outstanding
(note 4)                                                            47,870,256    45,750,000   49,198,125     45,750,000
                                                                  ============== ============ ============   =============
Loss per share - basic                                             $     (0.10) $      (0.03)  $    (0.07)    $    (0.01)
                                                                  ============== ============ ============   =============
Loss per share -fully diluted                                      $     (0.10) $      (0.03)  $    (0.07)    $    (0.01)
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

6.        PROPERTY AND EQUIPMENT

Property and equipment includes the following:


                                         September 30,     December 31,
                                             2003              2002

  Unproven oil and gas properties         $  2,424,000     $        -
  Furniture and equipment                      108,000        108,000
                                         ----------------  -------------
                                             2,532,000        108,000
  Accumulated depreciation                     (21,000)        (7,000)
                                         ----------------  -------------
                                          $  2,511,000     $  101,000
                                         ===============  ==============

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

      Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:


Property and equipment                 $ 2,409,000
Current liabilities                        535,000
                                      --------------
Net assets acquired                    $ 1,874,000
                                      ==============

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

       On October 13, 2003, the Company retained a new Chief Executive Officer
(CEO), and on November 10, 2003, it retained a new interim Chief Accounting Officer (CAO). TheCEO and CAO evaluated the effectiveness of the Company's disclosure controls and internal control over financial reporting as of September 30, 2003. The CEO and CAO identified a material weakness related to the Company's disclosure controls and procedures and internal control over financial reporting, which originated during the second fiscal quarter of 2003 due to the loss of the principal executive and financial personnel. This weakness resulted from the absence, for the second and third quarters of 2003, of a sub-certification to be completed by each of the Company's officers and directors other than the CEO and CAO. Use of sub-certifications would have provided additional assurance to management, including the CEO and CAO, that all information required be disclosed in the second quarter Form 10-QSB, as amended, and third quarter Form 10-Q had been accumulated and communicated to the Company's management to allow timely decisions requiring financial disclosure.

       During the fourth quarter of 2003, the CEO and CAO communicated with the Company's auditors regarding the adequacy of disclosure controls and internal control over financial reporting. The absence of the disclosure sub-certifications was the only weakness in the Company's disclosure controls and procedures that the CEO and CAO identified. In the fourth quarter of 2003, management changed the Company's disclosure controls and procedures and internal control over financial reporting by implementing disclosure controls sub-certifications to be completed by each of the officers and directors other than the new CEO and interim CAO.

       In May 2004, the Company retained a new Chief Financial Officer (CFO) to replace the interim CAO and serve as the Company's principal financial officer. The CEO and CFO re-evaluated the effectiveness of the disclosure controls and procedures as management had designed during the third quarter of 2003 at the time the report was prepared, and at present. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003, the end of the period covered by this report to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

                                      Far East Energy Corporation

                                      /s/ Michael R. McElwrath
                                      ------------------------------------
                                      Michael R. McElwrath, Chief Executive
                                      Officer, President & Chairman of the Board

                                    EXHIBITS

      Exhibits marked with an asterisk (*) have been filed previously with the Commission and are incorporated herein by reference.

EXHIBIT NO.        PAGE NO.          DESCRIPTION
- ----------         -------           ------------

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

                                                                   EXHIBIT 31(i)
                                 CERTIFICATION

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
        a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
        b. [Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986]
        c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
        a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                                      /s/ Michael R. McElwrath
Date: November 9, 2004                               ---------------------------
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




Date: November 9, 2004                                  /s/ Bruce N. Huff
                                                       ------------------------
                                                       Bruce N. Huff
                                                       Chief Financial Officer

                                                                   EXHIBIT 32(i)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the quarterly report on Form 10-QSB/A of Far East Energy Corporation (the "Company") for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Michael R. McElwrath, the Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 9, 2004

/s/ Michael R. McElwrath
Michael R. McElwrath

Chief Executive Officer

                                                                 EXHIBIT 32(ii)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the quarterly report on Form 10-QSB/A of Far East Energy Corporation (the "Company") for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Bruce N. Huff, the Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 9, 2004

/s/ Bruce N. Huff
- -------------------
Bruce N. Huff
Chief Financial Officer