Form 10KSB/A
period 2003-12-31
FAR EAST ENERGY CORP
filed 2004-11-09
CIK 1124024

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-32455

Far East Energy Corporation

(Name of Small Business Issuer in Its Charter)

Nevada	88-0459590

(State or Other Jurisdiction of (Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Yes ☑     No ☐

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

     Aggregate market value of the voting and non-voting share of Common Stock held by non-affiliates was approximately $125,008,000 based on the closing trading price for the common equity as of March 26, 2004. On March 26, 2004 the number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 56,682,749.

     Transitional Small Business Disclosure Format:

Yes ☐     No ☑

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

     In addition to the wells we must drill, we are required to make other expenditures over the term of the Yunnan Province production sharing contract:

•	Signature fees of $100,000, due on January 1, 2005 (the second anniversary date of the contract);

•	CUCBM assistance fees and training fees for Chinese personnel each costing $45,000 per year during the exploration phase and $80,000 per year during the development and production phase;

•	Rental payments on land for exploration of $8,000 per year for the first three years; and

•	Salary and benefits paid to CUCBM professionals totaling $18,000 per month.

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

     The aggregate acquisition price was $4,778,000, which included cash in the amount of $600,000, assumption of liabilities of $375,000, ongoing payment of annual lease expense and legal fees, and 1,600,000 shares of the Company’s common stock valued at $3,600,000. The value of the restricted stock was determined based on the market price of the shares on the date of the agreement. Simultaneous to the consummation of the agreement, assets were deemed to be impaired and written down to their fair value. Fair value, which was determined by the valuation of reserves estimated for the assets acquired, indicated a revised carrying value of approximately $1,450,000. Accordingly, an impairment loss of $3,328,000 has been charged to operations in 2003.

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

     The Farmout Agreements require that we fracture stimulate and production test three exploration wells that were drilled by Phillips China, and pay 100% of the cost for these tests (we will later recover the other working interest participants’ share of these costs if they elect to participate after the completion of Phase 2 as described below). Upon the satisfactory completion of the fracing and testing, which we expect to begin in June or July now that the Ministry of Commerce has provided ratification, we have the option to extend into the second phase of exploration by drilling three (3) additional wells. We estimate the cost of drilling these wells to approximate $1.5 million if the wells are vertical wells and $3 million if these wells are drilled horizontally. Our best estimate for the cost of the average horizontal well, assuming we eventually move into actual development, is about $800,000 per well; but we have estimated the cost of these first three horizontal wells at $1 million apiece to cover contingencies and problems that may arise as we first employ horizontal technology in these fields. In the event we decide to extend into the second phase, we will be responsible for 100% of the costs of exploration and the drilling of three (3) second phase wells.. In addition to the wells we must drill, we are required to make other expenditures over the term of these Farmout Agreements, including the following:

•	Signature fees of $300,000, payable within 30 days after the approval of the first overall development plan;

•	Training fees of $120,000 per year during the exploration phase and $300,000 per year during the development and production phase;

•	CUCBM assistance fees of $100,000 per year during the exploration phase and $240,000 per year during the development and production phase;

•	Rental payments on land for exploration totaling $56,000 per year for the first three years; and

•	Salary and benefits to CUCBM professionals totaling $180,000 per year.

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

Market for Gas

In 2003 China became the world’s second largest user of petroleum (behind the United States). With the vast natural resources, China is also becoming one of the largest importers of oil and gas in the world. Demand is project to outpace the rest of the world over the next decade. The State Council of China, the chief administrative body of the People’s Republic of China, is currently advocating a four-fold increase in natural gas usage by 2010. Additionally, China has mandated that natural gas replace coal as a major source of electricity by the 2008 Summer Olympics being held in Beijing.

To support China’s use of natural gas, the Chinese government has provided incentives to stimulate the development of CBM. Included in these incentives are:

•	Exempting CBM development from import duties and import-related duties;

•	The first two years of CBM development will be subject to an income tax “holiday” from the government’s 33.3% income tax, followed by, in years three, four, and five, taxing at one-half the normal income tax rate;

•	CBM projects with foreign companies will be subject to a reduced value-added tax, at 5%, compared to the standard 13% to 17% VAT for conventional gas companies; and

•	There will be market pricing on natural gas sales.

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

United States:

	Gross Acres	Net Acres
Phillips & Valley Counties, Montana	167,153	149,419

China:

	Gross Acres	Net Acres (1)
		Maximum	Minimum
Enhong and Laochang Areas,	265,000	265,000	159,000
Yunnan Province
Zhaotong Area, Yunnan Province (2)	49,000	49,000	30,000
Qinnan and Shouyang Blocks,	1,058,000	1,058,000	423,200
Shanxi Province

(1)	Our rights to develop properties pursuant to production sharing contracts on the above listed Chinese properties are subject to the right of CUCBM to elect to participate in development. If they elect to participate, CUCBM, in its discretion, may proportionally reduce our net acreage from the maximum amount indicated above to the minimum levels shown. If they elect not to participate at all (in Enhong, Laochang, and Zhaotong, CUCBM can elect to participate at anywhere from 0 to 40%, and in Qinnan and Shouyang, anywhere from 0 to 30%), our net acreage levels will be at the maximum shown above.

(2)	The Zhaotong Area contract has not yet been ratified by CUCBM, and if it is not ratified we will have no right to develop this acreage.

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

Year	Quarter	High	Low
2003	First	$4.30	$2.80
	Second	$2.70	$0.40
	Third	$2.34	$0.69
	Fourth	$3.62	$1.35
2002	First*	$3.95	$2.50
	Second	$4.49	$3.15
	Third	$4.52	$3.19
	Fourth	$4.60	$3.60

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

     Total proceeds from the sale of these securities were $5,908,374. This private placement was made pursuant to exemptions from registration under Sections 3(b) and 4(2) of the Securities Act of 1933. A commission of ten percent (10%) was paid to the brokers who introduced the Company to these accredited investors, all of whom have had prior business relations with their broker. Net of fees and sales commissions and through the close of the offering on October 7, 2003, we received approximately $5,060,113. Since the close of this offering on October 7, 2003, and subsequent to December 31, 2003, we issued to forty-eight persons an aggregate of 1,637,964 shares of common stock upon the exercise of warrants granted in the offering, upon our receipt of an aggregate exercise price of $1,637,964.

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

     Costs to construct the pipelines connecting our China properties to existing pipelines are expected to exceed $91 million. We do not currently have the funds to build these pipelines. We would be required to raise additional funds or to find a partner to complete these facilities; however, we cannot provide assurance that we will be able to do so.

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

Capital Commitments, Resources and Liquidity

     We believe that we have sufficient cash to fund operating needs and financial obligations through the end of the second quarter of 2004. We anticipate incurring approximately $4 to 5 million in exploration and development expenses in the first half of 2004. This figure could be as high as $6 million if we elect to post cash reserves in lieu of performance bonds as required by the ConocoPhillips agreements in Shanxi (See, 2004 Plan of Operation — Shanxi Province, China).

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

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

     The Company had no operating revenue for the year ended December 31, 2003 and no revenue for the same period in 2002 The Company’s total expenses for the year ended December 31, 2003 increased by 237% to $7,221,000 as compared to $2,144,000 for the same period in 2002. The expenses we incurred in 2003 as compared to 2002 are set forth in the table below.

			Percentage increase
Expenses *	2003	2002	(+) or decrease (-)
Geologic & Engineering Services	$179,000	$380,000	(-) 53%
Impairment loss	3,328,000	—	—
Other Consulting & Professional Services	235,000	296,000	(-) 21%
Compensation	829,000	596,000	(+) 39%
Stock compensation	930,000	—	—
Travel	334,000	575,000	(-) 42%

			Percentage increase
Expenses *	2003	2002	(+) or decrease (-)
Legal & Accounting	411,000	66,000	(+) 522%
Mineral lease rent	60,000	—	—
Loss on investment in joint venture	22,000	—	—
Amortization of contract rights	58,000	—	—
General & Administrative	667,000	231,000	(+) 188%
Interest expense	168,000	—	—
Total	$7,221,000	$2,144,000	(+) 237%

* Note that these expenses may not represent all actual expenditures in the above categories as a result of our ability to capitalize certain expenditures.

     Geologic and engineering services decreased by approximately $201,000 or 53% from $380,000 in 2002. The Company reduced its dependence on outside consultants and employed in-house geologists.

     Impairment expense for the year ended December 31, 2003, increased to $3,328,000 from no impairment loss for the year ended December 31, 2002, as a result of the acquisition of the assets of Newark Valley Oil and Gas, Inc. The aggregate acquisition price was $4,778,000, which included 1,600,000 shares of the Company’s common stock valued at $3,600,000 among other consideration. The value of the restricted stock was determined based on the market price of the shares on the date of the consummation of the agreement. Simultaneous to the consummation of the agreement, assets were deemed to be impaired and written down to their fair value. Fair value, which was determined by the valuation of reserves estimated for the assets acquired, indicated a revised carrying value of approximately $1,450,000. Accordingly, an impairment loss of $3,328,000 has been charged to operations in 2003. A reduction in natural gas prices, increase in exploration costs or increase in production costs could result in additional impairment expense in subsequent periods.

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

     These increased expenses resulted in our operating loss increasing to $ 7,217,000 for the year ended December 31, 2003, as compared to $2,130,000 for the same period of 2002. As is the case with our increased expenses, our increased operating loss is also attributable to our increased efforts to explore, develop, extract and sell coalbed methane gas in China.

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

22

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

     Impairment of unproved oil and gas properties. Unproved leasehold costs and exploratory drilling in progress are capitalized and are reviewed periodically for impairment. Costs related to impaired prospects or unsuccessful exploratory drilling are charged to expense. Our assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impacts the amount and timing of impairment provisions. The estimated fair value of unproved leasehold costs includes the present value of probable reserves discounted at rates commensurate with the risks involved in each classification of reserve. An impairment expense could result if oil and gas prices decline in the future, as it may not be economic to develop some of these unproved properties. As of December 31, 2003, we had total unproved oil and gas property costs of approximately $2.0 million consisting of undeveloped leasehold costs of $1.5 million in Montana and unevaluated exploratory drilling costs of $497,000 incurred in China.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

March 12, 2004
(October 8, 2004 as to the effects of the restatement discussed in Note 17, as it relates to the December 31, 2003 financial statements)

/s/ Payne Falkner Smith & Jones, P.C. Payne Falkner Smith & Jones, P.C. Dallas, Texas

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

Consolidated Balance Sheet
December 31, 2003 and 2002

	2003	2002
	(Restated)	(Restated)
ASSETS
Current:
Cash and cash equivalents	$2,326,000	$1,008,000
Prepaids and other current assets	4,000	1,000

Total current assets	2,330,000	1,009,000

Property and equipment, net	2,067,000	101,000
Intangible asset	217,000	175,000
Investment in joint venture	—	22,000
Other	—	143,000

	$4,614,000	$1,450,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$664,000	$253,000
Other liabilities	106,000	250,000
Note payable	100,000	—

Total current liabilities	870,000	503,000

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 56,379,153 and 45,750,500 issued and outstanding at December 31, 2003 and 2002, respectively	57,000	45,000
Additional paid in capital	12,132,000	3,060,000
Additional paid in capital — outstanding stock options	930,000	—
Deficit accumulated during the development stage	(9,373,000)	(2,156,000)
Accumulated other comprehensive loss	(2,000)	(2,000)

Total stockholders’ equity	3,744,000	947,000

	$4,614,000	$1,450,000

See accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

Consolidated Statement of Operations
For the Years Ended December 31, 2003 and 2002

	Cumulative
	During
	Development	2003
	Stage
	(Restated)	(Restated)	2002
Revenues:
Interest income	$19,000	$6,000	$13,000
Foreign currency exchange (loss) gain	(1,000)	(2,000)	1,000

Total revenues	18,000	4,000	14,000

Expenses:
Geologic and engineering services	559,000	179,000	380,000
Impairment loss	3,328,000	3,328,000	—
Other consulting and professional services	531,000	235,000	296,000
Compensation	1,425,000	829,000	596,000
Stock compensation	930,000	930,000	—
Travel	909,000	334,000	575,000
Legal and accounting	482,000	411,000	66,000
Mineral lease rent	60,000	60,000	—
Loss on investment in joint venture	22,000	22,000	—
Amortization of contract rights	58,000	58,000	—
General and administrative	919,000	667,000	231,000
Interest expense	168,000	168,000	—

Total expenses	9,391,000	7,221,000	2,144,000

Loss before income taxes	(9,373,000)	(7,217,000)	(2,130,000)
Income taxes	—	—	—

Net loss	(9,373,000)	(7,217,000)	(2,130,000)
Deficit — beginning of period	—	(2,156,000)	(26,000)

Accumulated deficit — end of period	$(9,373,000)	$(9,373,000)	$(2,156,000)

Earnings per share — Basic		$(0.14)	$(0.05)

Earnings per share — Diluted		$(0.12)	$(0.05)

See accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES
(formerly EZFoodstop.com)
(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit
For the years ended December 31, 2003, 2002, 2001 and 2000

					Additional	Deficit
		Common Stock			Paid-in	Accumulated	Accumulated
				Additional	Capital	During the	Other		Total
	Date of	Number of	Par	Paid-in	Outstanding	Development	Comprehensive		Stockholders’
	Transaction	Shares	Value	Capital	Stock Options	Stage	Loss	Loss	Equity
Shares issued	4/00-8/00	2,250,000	$2,000	$51,000	$—	$—	$—		$53,000
Net loss		—	—	—	—	(11,000)	—	$(11,000)	(11,000)

Balance December 31, 2000		2,250,000	2,000	51,000	—	(11,000)			42,000
Net loss		—	—	—	—	(15,000)	—	$(15,000)	(15,000)

Balance December 31, 2001		2,250,000	2,000	51,000	—	(26,000)	—	—	27,000
18 for 1 Stock Split	1/1/2002	38,250,000	38,000	(38,000)	—	—	—	—	—
Sale of stock for cash	1/24-4/1/02	5,250,500	5,000	3,047,000	—	—	—	—	3,052,000
Stock issued in connection with acquisition in process	12/30/2002	1,600,000	2,000	3,598,000	—	—	—	—	3,600,000
Stock issued subject to acquisition completion		(1,600,000)	(2,000)	(3,598,000)	—	—	—	—	(3,600,000)
Comprehensive loss:
Net loss		—	—	—	—	(2,130,000)		$(2,130,000)	(2,130,000)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment		—	—	—	—	—	(2,000)	(2,000)	(2,000)

Total comprehensive loss		—	—	—	—	—	—	$(2,132,000)	—

Balance December 31, 2002		45,750,500	45,000	3,060,000	—	(2,156,000)	(2,000)		947,000
Sales of stock for cash	2/12/2003	60,000	1,000	134,000	—	—	—	—	135,000
	4/30-10/7/03	8,628,269	9,000	4,939,000	—	—	—	—	4,948,000
Warrants exercised	11/26, 12/4, 12/29/03	32,692	—	33,000	—	—	—	—	33,000
Stock options outstanding	10/1/03 - 12/31/03		—	—	930,000	—	—	—	930,000
Issuance of debt with beneficial conversion feature	6/12/03 and 7/23/03	—	—	168,000	—	—	—	—	168,000
Conversion of notes payable	10/6/2003	307,692	—	200,000	—	—	—	—	200,000
Stock issued in completion of acquisition in process	8/21/2003	1,600,000	2,000	3,598,000	—	—	—	—	3,600,000
Comprehensive loss:
Net loss						(7,217,000)		$(7,217,000)	(7,217,000)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment							—	—	—

Total comprehensive loss		—	—	—	—	—	—	$(7,217,000)	—

Balance December 31, 2003		56,379,153	$57,000	$12,132,000	$930,000	$(9,373,000)	$(2,000)		$3,744,000

See accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

Consolidated Statement of Cash Flows
For the Years Ended December 31, 2003 and 2002

	Cumulative
	During
	Development	2003
	Stage
	(Restated)	(Restated)	2002
Cash flows from operating activities:
Net loss	$(9,373,000)	$(7,217,000)	$(2,130,000)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	84,000	77,000	7,000
Stock option compensation	930,000	930,000	—
Interest expense — beneficial conversion feature	168,000	168,000	—
Loss on investment in joint venture	22,000	22,000	—
Impairment loss	3,328,000	3,328,000	—
Increase in prepaid expense	(4,000)	(3,000)	(1,000)
Increase in accounts payable	664,000	411,000	253,000
Increase in other liabilities	106,000	106,000	—

Net cash used in operations	(4,075,000)	(2,178,000)	(1,871,000)

Cash flows from investing activities:
Net acquisitions of intangibles	(275,000)	(207,000)	(90,000)
Investment in joint venture	(22,000)	—	—
Investments in unproved oil and gas properties	(1,675,000)	(1,675,000)	—
Investments in property and equipment	(146,000)	(38,000)	(108,000)

Net cash used in investing activities	(2,118,000)	(1,920,000)	(198,000)

Cash flows from financing activities:
Net proceeds from the issuance of notes payable	300,000	300,000	—
Proceeds from the sale of common stock	8,188,000	5,083,000	3,052,000
Proceeds from the exercise of warrants	33,000	33,000	—

Net cash provided by financing activities	8,521,000	5,416,000	3,052,000

Effect of exchange rate changes on cash	(2,000)	—	(2,000)

Increase in cash and cash equivalents	2,326,000	1,318,000	981,000
Cash and cash equivalents — beginning of period	—	1,008,000	27,000

Cash and cash equivalents — end of period	$2,326,000	$2,326,000	$1,008,000

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

Unproved leasehold costs are capitalized and reviewed periodically for impairment on a property-by-property basis, considering factors such as drilling and exploitation plans and lease terms. The estimated fair value of unproved leasehold costs includes the present value of probable reserves discounted at rates commensurate with the risks involved in each classification of reserve. Costs related to impaired prospects are charged to expense. An impairment expense could result if oil and gas prices decline in the future or if downward reserves revisions are recorded, as it may not be economic to develop some of these unproved properties.

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

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

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

Had compensation cost for these plans been determined consistent with the provisions of SFAS No. 123, the Company’s stock-based compensation expense, net loss and loss per share would have been adjusted to the following pro forma amounts:

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

	2003	2002
Net loss:
As reported	$(7,217,000)	$(2,130,000)
Add: Stock-based employee compensation expense included in net loss	930,000	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,722,000)	(252,000)

Pro forma net loss	$(10,009,000)	$(2,382,000)

Basic loss per share:
As reported	$0.14	$0.05
Pro forma	0.20	0.05
Diluted loss per share:
As reported	$0.12	$0.05
Pro forma	0.17	0.05

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

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

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

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

4. Statement of Cash Flows

The Company uses the indirect method to present cash flows from operating activities. Other supplemental cash flow information for the years ended December 31, 2003 and 2002 is presented as follows:

	2003	2002
Cash transactions:
Cash paid for interest	$5,000	$—

Cash paid for income taxes	$—	$—

Noncash transactions:
Acquisition of contract rights	$—	$150,000

Net acquisition of mineral leases	$272,000	$—

Issuance of common stock in acquisition	$3,600,000	$—

Increase in outstanding stock options	$930,000	$—

Conversion of notes payable to common stock	$200,000	$—

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

The aggregate acquisition price was $4,778,000, which included cash in the amount of $600,000, assumption of liabilities of $375,000, ongoing payment of annual lease expense and legal fees, and 1,600,000 shares of the Company’s common stock valued at $3,600,000. The value of the restricted stock was determined based on the market price of the shares on the date of the consummation of the agreement. Simultaneous to the consummation of the agreement, assets were deemed to be impaired and written down to their fair value. Fair value, which was determined by the valuation of reserves estimated for the assets acquired, indicated a revised carrying value of approximately $1,450,000. Accordingly, an impairment loss of $3,328,000 has been charged to operations in 2003.

Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

Property and equipment	$1,450,000
Current liabilities	535,000

Net assets acquired	$915,000

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

6. Property and Equipment

Property and equipment includes the following:

	2003	2002
Unproven oil and gas properties	$1,947,000	$—
Furniture and equipment	146,000	108,000

	2,093,000	108,000
Accumulated depreciation	(26,000)	(7,000)

	$2,067,000	$101,000

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

(formerly EZfoodstop.com)

(A Development Stage Company)

11. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Net operating loss	$1,696,000	$762,000
Intangibles	16,000	—
Unproven oil and gas property	1,131,000	—
Stock compensation	316,000	—

Total deferred tax assets	3,159,000	762,000

Deferred tax liabilities:
Premises and equipment	9,000	1,000

Net deferred tax asset	3,150,000	761,000
Less valuation allowance	(3,150,000)	(761,000)

	$—	$—

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

Income taxes for financial reporting purposes differed from the amounts computed by applying the statutory federal income tax rates due to the recording of the valuation allowance. The net change in the valuation allowance for the years ended December 31, 2003 and 2002 was an increase of $2,389,000 and $757,000, respectively.

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

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

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

15. Stockholders’ Equity

Earnings per Share

The following table sets forth the computation of basic and diluted loss per share:

	2003	2002
	(In Thousands, Except Per Share Data)
Numerator:
Net loss from continuing operations	$7,217	$2,130

Numerator for basic loss per share — loss available to common stockholders	$7,217	$2,130

Numerator for dilutive loss per Share — loss available to common stockholders after assumed conversions	$7,217	$2,130

Denominator:
Denominator for basic loss per Share — weighted average shares	50,614	44,810
Effect of dilutive securities:
Stock options	4,598	657
Warrants	4,762	—
Convertible notes payable	72	—

Dilutive potential common shares	9,432	657

	2003	2002
	(In Thousands, Except Per Share Data)
Denominator for diluted loss per share—adjusted weighted average shares and assumed conversion	60,046	45,467

Basic loss per common share	$0.14	$0.05

Diluted loss per common share	$0.12	$0.05

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

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

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

Acquisition

For the year ended December 31, 2003, the Company recorded a stock and cash for stock acquisition at the estimated realizable value of the assets of $1,450,000. The Company has determined that the assets should have been valued using the value of the stock as quoted in the OTC exchange at the date of the consummation of the agreement (August 21, 2003) thereby resulting in an acquisition value of the assets of $4,778,000. Simultaneous to the consummation of the agreement, the Company recorded an impairment loss of $3,328,000 to reduce the acquired assets to their estimated realizable value of $1,450,000. Accordingly, an impairment loss of $3,328,000 is recorded in the accompanying consolidated financial statements with a resulting increase in the deficit accumulated during the development stage, an increase in additional paid in capital of $2,369,000 and a decrease in property and equipment of $959,000.

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

The aggregate impact of all 2003 restatement items resulted in an increase in net loss of approximately $3,496,000 to a restated loss available to common shareholders of $7,217,000 compared to a previously reported amount of $3,721,000. The effects of the restatement items described above on the Company’s net income available to common shareholders and earnings per share are as follows:

		Earnings Per Share	Earnings Per Share
		Basic	Diluted
As previously reported	$(3,721,000)	$(0.07)	$(0.06)
Impact of adjustments for:
Impairment loss	(3,328,000)	(0.07)	(0.06)
Interest expense	(168,000)	—	—

As restated	$(7,217,000)	$(0.14)	$(0.12)

The cumulative impact of all restatements described above on our deficit accumulated during the development stage as of December 31, 2003 is an increase in the deficit of $3,496,000. The aggregate impact of these restatements on the consolidated balance sheets as of December 31, 2003 is as follows:

	At December 31, 2003
	As Previously Reported	As Restated
Property and equipment, net	$3,026,000	$2,067,000
Liabilities and Stockholders’ Equity
Outstanding stock options	930,000	—
Additional paid in capital	9,595,000	12,132,000
Additional paid in capital- outstanding stock options	—	930,000
Deficit accumulated during the development stage	(5,877,000)	(9,373,000)

18. Subsequent Events

Subsequent to December 31, 2003 certain shareholders exercised an additional 26,000 warrants at an exercise price of $1.00 for 26,000 shares of common stock.

Subsequent to December 31, 2003 the Company began drilling its second exploratory well.

FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

(formerly EZfoodstop.com)

(A Development Stage Company)

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

ITEM 8A. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that have been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding required financial disclosure.

     On October 13, 2003, the Company retained a new Chief Executive Officer (CEO), and on November 10, 2003, it retained a new interim Chief Accounting Officer (CAO). The CEO and CAO evaluated the effectiveness of the Company’s disclosure controls and internal control over financial reporting as of September 30, 2003. The CEO and CAO identified a material weakness related to the Company’s disclosure controls and procedures and internal control over financial reporting, which originated during the second fiscal quarter of 2003 due to the loss of the principal executive and financial personnel. This weakness resulted from the absence, in the second and third quarters of 2003, of sub-certifications to be completed by each of the Company’s officers and directors other than the CEO and CAO. Use of sub-certifications would have provided additional assurance to management, including the CEO and CAO in 2003, that all information required be disclosed in the second quarter Form 10-QSB, as amended, and third quarter Form 10-Q had been accumulated and communicated to the Company’s management to allow timely decisions requiring financial disclosure.

     During the fourth quarter of 2003, the CEO and CAO communicated with the Company’s auditors regarding the adequacy of disclosure controls and internal control over financial reporting. The absence of the sub-certifications was the only weakness in the Company’s disclosure controls and procedures that the CEO and CAO identified. In the fourth quarter of 2003, management changed the Company’s disclosure controls and procedures and internal control over financial reporting by implementing disclosure controls sub-certifications to be completed by each of the officers and directors other than the CEO and interim CAO.

     In May 2004, the Company retained a new Chief Financial Officer (CFO) to replace the interim CAO and serve as the Company’s principal financial officer. The CEO and CFO re-evaluated the effectiveness of the disclosure controls and procedures as management had designed during 2003 at the time the report was prepared, and at present. Based on their evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003, the end of the period covered by this report, to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     Except for the implementation of the director and officer sub-certifications in the fourth quarter of 2003 as described above, there has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     Garry Ward was appointed as our Senior Vice President, Engineering on February 1, 2004. Mr. Ward has 23 years work experience in the energy business evaluating oil and gas properties throughout the United States. Mr. Ward served as the Reservoir Manager for 3TEC Energy between 1999 and 2003. Between 1986 and 1999, Mr. Ward worked for Floyd Oil Company eventually becoming its Vice President of Engineering and Production. Floyd Oil was an acquisition company primarily focused in purchasing and exploiting oil and gas properties which sold its managed assets to 3TEC Energy in 1999. Mr. Ward’s experience in coalbed methane began in 1992 evaluating CBM prospects in the San Juan basin. In addition to the San Juan Basin CBM properties, Mr. Ward also has been involved in the Power River CBM since 2003. Mr. Ward’s experience in developing and exploiting gas properties should benefit of our China CBM operations. Mr. Ward has over 20 years of experience in petroleum software development and has written numerous programs for use in the evaluation of oil and gas assets. Mr. Ward is a registered professional engineer in the State of Texas, Society of Petroleum Evaluation Engineers and has been a member of the Society of Petroleum Engineers since 1978. Mr. Ward holds a M.S. degree in Petroleum Engineering from the University of Houston and a B.S. degree from the University of Missouri-Rolla.

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

SUMMARY COMPENSATION TABLES

		Annual Compensation
Name and				Other Annual
Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)
Michael McElwrath Chief Executive Officer	2003	$40,312	$56,250	$1,500
Joe Cooper President	2003	$128,760	$25,000	$2,640
Joe Cooper Vice President	2002	$97,777.94	$50,000	—
Bill Jackson Chief Executive Officer	2003	$102,600	—	$34,831
Bill Jackson President	2002	$88,280.26	$20,000	—
Jawaharlal Gondi Chief Executive Officer	2003	$33,800	—	$2,568
Jawaharlal Gondi Chief Executive Officer	2002	$60,000	—	5,343

		Long Term Compensation
		Awards		Payouts
					All Other
Name and Principal		Restricted Stock	Securities Underlying	LTIP Payouts	Compensation
Position	Year	Award(s)($)	Options/SARs(#)	($)	($)
Michael McElwrath Chief Executive Officer	2003	—	1,200,000 (1)	—	—
Joe Cooper President	2003	—	1,200,000 (2)	—	—
Joe Cooper Vice President	2002	—	—	—	—
Bill Jackson Chief Executive Officer	2003	—	—	—	—
Bill Jackson President	2002	—	1,000,000 (3)	—	—
Jawaharlal Gondi Chief Executive Officer	2003	—	—	—	—
Jawaharlal Gondi Chief Executive Officer	2002	—	1,000,000 (3)	—	—

(1)	Represents shares underlying options granted to Mike McElwrath on October 13, 2003 pursuant to his Employment Agreement. These options vest in five (5) equal allotments with twenty percent (20%) vesting and being exercisable on October 13, 2003, and the remaining eighty percent (80%) vesting and being exercisable in four (4) equal annual increments beginning on October 13, 2004 and continuing until October 13, 2007. All of these options are exercisable until and expire on October 13, 2013.

(2)	Represents shares underlying options granted to Joe Cooper on October 7, 2003 pursuant to an Option Agreement in consideration of his services to the Company beginning on January 29, 2002. This Option Agreement amended, replaced and superseded all prior stock option agreements between the Company and Joe Cooper, including the non-qualified options granted to him on January 29, 2002. These options were to vest in five (5) equal allotments. Twenty percent (20%) of the options vested on July 29, 2002, another 20% vested on January 29, 2003, and the remaining options vested on Mr. Cooper’s death on October 29, 2003.These options belong to his estate.

(3)	Represents shares underlying options granted on January 29, 2002. These options vest in five (5) equal allotments with twenty percent (20%) having vested on July 29, 2002, another 20% vested on January 29, 2003, and the remaining sixty percent (60%) vesting and being exercisable in three (3) equal annual increments beginning on January 29, 2004 and continuing until January 29, 2006. All of these options are exercisable until and expire on January 29, 2009. Because these options and the shares underlying these options were provided as motivation to the optionee individually, both the option and the underlying shares may not be sold, transferred, assigned, pledged for a loan, margined, hypothecated or exchanged, except pursuant to the laws of descent, for a period of two (2) years from the date of grant.

Option/SAR Grants in Last Fiscal Year
(Individual Grants)
	Number of	Percent of Total
	Securities	Options/SARs
	Underlying	Granted to	Exercise of
	Options/SARs	Employees In	Base Price
Name	Granted	Fiscal Year	($/Sh)	Expiration Date
Joe Cooper	1,200,000 (1)	37.5%	$0.65/Share	January 29, 2009
Mike McElwrath	1,200,000 (2)	37.5%	$0.65/Share	October 13, 2013

(1)	For more information on these options, see footnote 2 to the above Summary Compensation Table.

(2)	For more information on these options, see footnote 1 to the above Summary Compensation Table.

Number of
			Unexercised	Value of
			Securities	Unexercised In-
			Underlying	The-Money
	Shares		Options/SARs At	Option/SARs At
	acquired on		FY-End (#)	FY-End ($)
	Exercise		Exercisable/	Exercisable/
Name	(#)	Value Realized ($)	Unexercisable	Unexercisable (1)
Michael McElwrath				$529,200/
CEO	—	—	280,000/1,020,000	$1,927,800
Joe Cooper				$2,268,000/
President	—	—	1,200,000/0	$0
Bill Jackson				$756,000/
CEO	—	—	400,000/0	$0
Jawaharlal Gondi				$756,000/
CEO	—	—	400,000/600,000	$1,134,000

(1)	Based upon the closing price of our common stock on April 8, 2004.

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

Title of Class	Name and Address of Beneficial Owner Executive Officers and Directors	Amount and Nature of Beneficial Ownership (2)		Percent of Class (3)

Common Stock ($0.001 par value)	Michael McElwrath CEO, President, and Chairman of the Board	280,100	(4)	<1%
Common Stock ($0.001 par value)	Mark Schaftlein CFO	—		n/a
Common Stock ($0.001 par value)	Tun Aye Sai Director of China Operations, Director	1,180,000	(5)	2%
Common Stock ($0.001 par value)	Alex Yang Sr. VP Exploration and Production	320,000	(6)	<1%
Common Stock ($0.001 par value)	Garry Ward Sr. VP of Engineering	100,000	(7)	<1%

Title of Class	Name and Address of Beneficial Owner Executive Officers and Directors	Amount and Nature of Beneficial Ownership (2)		Percent of Class (3)

Common Stock ($0.001 par value)	Tom Williams Director	100,000	(8)	<1%
Common Stock ($0.001 par value)	Jawaharlal Gondi Director	7,830,000	(9)	13.8%
Common Stock ($0.001 par value)	Directors and Executive Officers and a Group (7) individuals	9,830,100		17.4%

(1)	The address of each beneficial is 400 N. Sam Houston Pkwy E. Suite 205, Houston, Texas 77060.

(2)	The number of shares and the percentage of the class beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as beneficially owned by such person or entity.

(3)	Percentages are based upon the total 56,682,749 outstanding shares of Common Stock combined with the number of shares of Common Stock beneficially owned by each person or entity.

(4)	Includes 280,000 shares that underlie non-qualified options that may currently be exercised.

(5)	Includes 180,000 shares that underlie non-qualified options that may currently be exercised.

(6)	Includes 320,000 shares that underlie non-qualified options that may currently be exercised.

(7)	Includes 100,000 shares that underlie non-qualified options that may currently be exercised.

(8)	Includes 100,000 shares that underlie non-qualified options that may currently be exercised.

(9)	Includes 4,000,000 shares of Common Stock owned by the Arthi Trust of which he is the principal beneficial owner of 100% of the voting stock, and 830,000 shares that underlie non-qualified options that may currently be exercised.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company formerly sublet its office space in Houston from December 31, 2001, through May 22, 2003, from a related party on terms as good as could have been obtained from an unrelated third party. The Company has no plans to engage in future related party transactions.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 36 of this Form 10-KSB, which is incorporated herein by reference.

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of November, 2004.

Far East Energy Corporation

/s/ Michael R. McElwrath

Michael R. McElwrath, Chief Executive Officer, President and Chairman of the Board of Directors

INDEX TO EXHIBITS

EXHIBIT	PAGE
NO.	NO.	DESCRIPTION
3(i)	*	Articles of Incorporation of the Company. (Incorporated by reference from the Company’s Form 10-SB12G, file number 000-32455, filed on March 16, 2001.)
3(ii)	38	Amendment to Articles of Incorporation of the Company dated January 10, 2002.
3(iii)	39	Amendment to Articles of Incorporation of the Company dated February 6, 2003.
3(iv)	*	Bylaws of the Company. (Incorporated by reference from the Company’s Form 10SB12G, file number 000-32455, filed on March 16, 2001)
3(v)	41	Amendment to the Bylaws of the Company dated March 3, 2003.
3(vi)	*	Amendment to the Bylaws of the Company dated May 13, 2004. (Incorporated by reference from the Company’s Form 10QSB/A, file number 000-32455, filed on May 13, 2004.)
10(i)	*	McElwrath Employment Agreement (Incorporated by reference from the Company’s Form 10-KSB, file number 000-32455, filed on April 14, 2004)
10(ii)	*	Montana Merger Agreement. (Incorporated by reference from the Company’s Form 8-K, file number 000-32455, filed January 15, 2003.)
10(iii)	*	Production sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People’s Republic of China, by and between China United Coalbed Methane Corp. Ltd. and the Company, dated January 25, 2002 (Incorporated by reference from the Company’s Form 8K, file number 000-32455, filed February 11, 2002.)
10(iv)	*	Production sharing Contract for Exploitation of Coalbed Methane Resources in Zhoutong, Yunnan Province, the People’s Republic of China, by and between China United Coalbed Methane Corp. Ltd. and the Company, dated January 25, 2002 (Incorporated by reference from the Company’s Form 8K, file number 000-32455, filed February 11, 2002.)
10(v)	*	Sino-Foreign Cooperative Joint Venture Contract (Incorporated by reference from the Company’s Form 8K, file number 000-32455, filed June 6, 2002.)
10(vi)	*	Approval Certificate from the Ministry of Foreign Trade and Economic Cooperation dated December 30, 2002. (Incorporated by reference from the Company’s Form 8K, file 000-32455, filed March 13, 2003.)
10(vii)	*	Memo of Understanding with Phillips China Inc. (Incorporated by reference from the Company’s Form 10QSB/A, file number 000-32455, filed December 23, 2003.)

EXHIBIT	PAGE
NO.	NO.	DESCRIPTION
10(viii)	*	Farmout Agreement-Qinnan. (Incorporated by reference from the Company’s Form 10QSB/A, file number 000-32455, filed December 23, 2003.)
10(ix)	*	Farmout Agreement-Shouyang. (Incorporated by reference from the Company’s Form 10QSB/A, file number 000-32455, filed December 23, 2003.)
10(x)	*	Assignment Agreements on the Qinnan CMB Blocks. (Incorporated by reference from the Company’s Form 10QSB/A, file number 000-32455, filed December 23, 2003.)
10(xi)	*	Assignment Agreements on the Shouyang CMG Blocks. (Incorporated by reference from the Company’s Form 10QSB/A, file number 000-32455, filed December 23, 2003.)
21	*	Subsidiaries of the Registrant. (Incorporated by reference from the Company’s Form 10-KSB, file number 000-32455, filed on April 14, 2004)
31(i)	42	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31(ii)	43	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32(i)	44	Certification of Chief Executive Officer of Far East Energy Corporation Pursuant to 18 U.S.C. §1350.
32(ii)	45	Certification of Chief Financial Officer of Far East Energy Corporation Pursuant to 18 U.S.C. §1350.

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.