Form 10-Q/A
period 2004-03-31
FAR EAST ENERGY CORP
filed 2004-11-09
CIK 1124024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A
                               Amendment No. 2

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ____________________ to
___________________.

Commission file number: 0-32455

                         FAR EAST ENERGY CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

       Nevada                                      88-0459590
 ------------------------------               --------------------
(State or Other Jurisdiction of               (I.R.S. Employer
Incorporation or Organization)                Identification Number)

        400 N. Sam Houston Parkway East, Suite 205, Houston, Texas 77060
        -----------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (832) 598-0470
                -------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION...............................................3
      Item 1.   Financial Statements.........................................3
      Item 2.   Management's Discussion And Analysis of Financial Condition and
                Plan of Operation ...........................................4
      Item 3.   Quantitative and Qualitative Disclosures About Market Risk..11
      Item 4.   Controls and Procedures.....................................12

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

INDEX TO EXHIBITS...........................................................15

                        PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARIES
                           (formerly EZfoodstop.com)
                         (A Development Stage Company)
                           Consolidated Balance Sheet
                             March 31, December 31,
                                                2004            2003
                                             (Restated)      (Restated)
                                             (unaudited)      (audited)
ASSETS
Current:
Cash and cash equivalents                     $1,256,000      $2,326,000
Prepaids and other current assets                184,000           4,000
                                             ------------    ---------------
Total current assets                           1,440,000       2,330,000
                                             ------------    ---------------
Property and equipment, net                    2,663,000       2,067,000
Intangible asset                                 194,000         217,000
                                             ------------    ---------------
                                              $4,297,000      $4,614,000
                                             ============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                              $1,220,000        $664,000
Other liabilities                                  1,000         106,000
Note payable                                          --         100,000
                                             -------------    ---------------
Total current liabilities                      1,221,000         870,000
                                             -------------    ---------------
Commitments and contingencies                         --               --
Stockholders' equity:
Common stock, $0.001 par value, 500,000,000
shares authorized, 56,807,210 and 56,379,153
issued and outstanding at March 31, 2004
and December31, 2003, respectively                57,000          57,000

Additional paid in capital                    12,525,000      12,132,000
Additional paid in capital - outstanding
 stock options                                 1,137,000         930,000
Deficit accumulated during the development
 stage                                       (10,641,000)     (9,373,000)
Accumulated other comprehensive loss              (2,000)         (2,000)
                                             -------------     ---------------
Total stockholders' equity                     3,076,000       3,744,000
                                             -------------    ----------------
                                              $4,297,000      $4,614,000
                                             ==============   =================

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


                                                   Cumulative
                                                     During
                                                   Development             2004
                                                      Stage             (Restated)             2003
                                                   (Restated)
                                                  ---------------    -------------        -----------
Revenues:
  Interest income                               $     20,000        $      1,000         $      --
  Foreign currency exchange (loss) gain               (1,000)                 --                --
                                                  ---------------    -------------       -------------
      Total revenues                                  19,000               1,000                --
                                                  --------------     -------------       -------------
  Expenses:
  Geologic and engineering services                   662,000            103,000            72,000
  Impairment loss                                   3,328,000                 --                --
  Other consulting and professional services          614,000             83,000            87,000
  Compensation                                      1,626,000            201,000           242,000
  Stock compensation                                1,137,000            207,000                --
  Travel                                              993,000             84,000            92,000
  Legal and accounting                                690,000            208,000            68,000
  Mineral lease rent                                   79,000             19,000                --
  Loss on investment in joint venture                  22,000                 --            22,000
  Amortization of contract rights                      81,000             23,000            15,000
  General and administrative                        1,260,000            341,000            74,000
  Interest expense                                    168,000                  -                --
                                                  ---------------     ------------       --------------
      Total expenses                               10,660,000          1,269,000           672,000
                                                  ----------------    -------------      --------------
  Loss before income taxes                        (10,641,000)        (1,268,000)         (672,000)
  Income taxes                                             --                 --                --
                                                  ----------------    -------------      --------------
  Net loss                                        (10,641,000)        (1,268,000)         (672,000)
  Accumulated deficit-beginning of period                  --         (9,373,000)       (2,156,000)
                                                  ----------------    -------------     ----------------
  Accumulated deficit-end of period             $ (10,641,000)      $(10,641,000)     $ (2,828,000)
                                                ==================== ==============   ==================
  Earnings per share-Basic                                            $    (0.02)       $    (0.02)
  Earnings per share-Diluted                                          $    (0.02)       $    (0.02)

          See accompanying notes to consolidated financial statements.

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARIES
                            (formerly Ezfoodstop.com)
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                For the Three Months Ended March31, 2004 and 2003
                                   (unaudited)

                                                                      Cumulative
                                                                        During
                                                                     Development          2004
                                                                        Stage           Restated             2003
                                                                      (Restated)

Cash flows from operating activities:
Net loss                                                           $ (10,641,000)    $ (1,268,000)     $ (672,000)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization                                            113,000           29,000          20,000
Stock compensation                                                     1,151,000          221,000              --
Interest expense - beneficial conversion feature                         168,000               --              --
Loss on investment in joint venture                                       22,000               --              --
Impairment loss                                                        3,328,000               --              --
Increase in prepaid expense                                             (184,000)        (180,000)             --
Increase in accounts payable                                           1,220,000          556,000         302,000
Increase in other liabilities                                              1,000         (105,000)             --
                                                                    ---------------    -------------     -----------
Net cash used in operations                                           (4,822,000)        (747,000)       (350,000)
                                                                    ---------------   -------------     -----------


Cash flows from investing activities:
Net acquisitions of intangibles                                         (275,000)              --        (158,000)
Loss on investment in joint venture                                      (22,000)              --          22,000
Investments in unproved oil and gas properties                        (2,275,000)        (600,000)             --
Investments in property and equipment                                   (148,000)          (2,000)             --
                                                                    --------------    -------------     -----------

Net cash used in investing activities                                 (2,720,000)        (602,000)       (136,000)
                                                                    --------------    -------------     -----------


Cash flows from financing activities:
Net proceeds from the issuance of notes payable                          300,000              --               --
Proceeds from the sale of common stock                                 8,208,000          20,000          135,000
Decrease in long term liabilities                                            --               --         (250,000)
Proceeds from the exercise of warrants                                   292,000         259,000               --
                                                                    --------------    -------------     -----------


Net cash provided from (used in) financing activities                  8,800,000         279,000         (115,000)
                                                                    --------------    -------------     -----------
Effect of exchange rate changes on cash                                   (2,000)             --                --
                                                                    --------------    -------------     -----------
Increase (decrease) in cash and cash equivalents                       1,256,000      (1,070,000)        (601,000)
Cash and cash equivalents - beginning of period                               --       2,326,000        1,008,000
                                                                    --------------    -------------     -----------
Cash and cash equivalents - end of period                          $   1,256,000    $  1,256,000       $  407,000
                                                                    --------------    -------------     -----------

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

4. Property and Equipment

      Property and equipment includes the following:

                                      March 31,    December 31,
                                        2004          2003

Unproven oil and gas properties      $  2,547,000   $ 1,947,000
Furniture and equipment                   148,000       146,000
                                     ------------  ---------------
                                        2,695,000     2,093,000
Accumulated depreciation                  (32,000)      (26,000)
                                     ------------- ---------------
                                     $  2,663,000   $ 2,067,000
                                     ============= ===============

Depreciation expense for the three months ended March 31, 2004, and 2003, was approximately $6,000 and $5,000, respectively.

5. Intangible Asset

      Intangible assets consist of mineral exploration rights acquired during 2002 pursuant to a Production Sharing Contract with the China United Coal Bed Methane Corporation (CUCBM) and are being amortized over three years.

      Assigned costs and accumulated amortization at March 31, 2004 and December 31, 2003 were as follows:


                                        March 31,  December 31,
                                          2004          2003
                                       -------------------------
      Gross amounts                    $  275,000  $    275,000
      Less accumulated amortization        81,000        58,000
                                       -------------------------
                                       $  194,000  $    217,000
                                       =========================


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

      Had compensation cost for these plans been determined consistent with the provisions of SFAS No. 123, the Company's stock-based compensation expense, net loss and loss per share would have been adjusted to the following pro forma amounts:

                                                  March 31,      March 31,
                                                    2004            2003
                                                 ---------------------------
Net loss:
As reported                                     $(1,268,000)      $(672,000)
Add: Total stock-based employee compensation
included loss                                      207,000               --
Deducts: Total stock-based employee
compensation expense determined under fair
value method for all awards, tax effects         (1,212,000)       (252,000)
                                                --------------  -------------
Pro forma net loss                              $(2,273,000)      $(924,000)
                                                ==============  =============
Basic loss per share:
  As reported                                          $0.02  $0.02
  Pro forma                                            $0.04  $0.02
Diluted loss per share:
  As reported                                          $0.02  $0.02
  Pro forma                                            $0.03  $0.02

      The Company estimated the fair value of each stock award at the grant date by using the Black- Scholes option-pricing model with the following weighted-average assumptions: dividend yield at 0%; expected volatility of approximately 50%; risk-free interest rate of 0.9% to 1.4% and expected lives of five to ten years for the options.

9. Restatement of Financial Statements

      Our previously issued consolidated balance sheet as of December 31, 2003 and March 31, 2004 and consolidated statement of operations for the three months ended March 31, 2004 have been restated for the items described below:

Acquisition

      For the year ended December 31, 2003 we recorded a stock and cash for stock acquisition at the estimated realizable value of the assets of $1,450,000. We have determined that the assets should have been valued using the value of the stock as quoted in the OTC exchange at the date of the consummation of the agreement (August 21, 2003) thereby resulting in an acquisition value of the assets of $4,778,000. Simultaneous to the consummation of the agreement, we recorded an impairment loss of $3,328,000 to reduce the acquired assets to their estimated realizable value of $1,450,000. Accordingly, an impairment loss of $3,328,000 is recorded in the accompanying consolidated financial statements with a resulting increase in the deficit accumulated during that development stage, an increase in additinal paid in capital of $2,369,000 and a decrease in property and equipment of $959,000.

Beneficial Conversion Feature

      During 2003, we issued convertible debt with a conversion rate below fair value at issuance. We have determined that interest expense of approximately $168,000 for the year ended December 31, 2003 should have been recognized for the beneficial conversion feature inherent in the debt instruments. Accordingly, interest expense has been recognized in the accompanying consolidated financial statements with a resulting increase in the loss and a corresponding increase in additional paid in capital.

Stock Options

      During the third quarter of 2003, we granted employees options with an exercise price below the market price at the date of grant. We recorded the stock compensation expense and a current liability. We have determined that the amount recorded as a liability should be recognized as additional paid in capital-outstanding stock options. This restatement had no effect on net income and related earnings per share.

      The cumulative impact of all restatements described above on our deficit accumulated during the development stage as of December 31, 2003 is an increase in the deficit of $3,496,000. The aggregate impact of these restatements on the consolidated balance sheet as of December 31, 2003 is as follows:

- --------------------------------------------------------------------------------
                                                      AT DECEMBER 31, 2003
                                             AS PREVIOUSLY REPORTED  AS RESTATED
Property and equipment, net                           $3,026,000   $  2,067,000
Liabilities and Stockholders' Equity
Outstanding stock options                                930,000            --
Additional paid in capital                             9,595,000     12,132,000
Additional paid in capital - outstanding stock options        --        930,000
Deficit accumulated during the development stage      (5,877,000)    (9,373,000)
- --------------------------------------------------------------------------------

10.  Subsequent Events

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

      Despite the strong results from these first wells we still cannot provide assurances that commercial viability will be achieved. Profitable production from these wells is subject to the following risks, among others:

- -Three CBM wells cannot produce enough gas to achieve commercially viability. We must complete several more CBM wells in near proximity to each other in order to make it feasible to begin production from any of them.
- - No gas pipeline, LNG plant, or other offtake candidate currently exists to take gas from these wells, and it is not likely that any such facilities will be built until favorable results are obtained from several more wells.
- - Actual production may vary materially from preliminary test results.
Actual production from the well may be at recovery rates and gas quality materially worse than our first indications.

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

Eastern Montana

      Through our wholly owned subsidiary Newark Valley Oil & Gas, Inc., we are developing plans for an exploratory drilling program on our Montana leases, which we hope will demonstrate the existence of gas in commercial quantities. However, our first priority is to complete our exploration obligations in China because our properties in China clearly represent our greatest opportunity for strong return on investment. We expect to expend approximately $250,000 in the first half of 2004 to pay lease rentals in Montana and to conduct the necessary evaluations and planning for a drilling program. These funds will come from existing capital and/or the exercise of warrants issued in a financing concluded in October 2003. The projected drilling program for China (Yunnan and Shanxi) outlined above is anticipated to be financed through funding generated through a current offering being made outside the US, plus cash-on- hand and the exercise of warrants issued to investors in the financing concluded in October 2003.

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

- --------------------------------------------------------------------------------
                                                         Percentage Increase (+)
Expenses*                                  2004      2003      or decrease (-)
Geologic & Engineering Services         $103,000   $72,000      (+) 43%
Other Consulting & Professional Services  83,000    87,000      (-) 5%
Compensation                             201,000   242,000      (-) 17%
Stock Compensation                       207,000         -      --
Travel                                    84,000    92,000      (-) 9%
Legal & Accounting                       208,000    68,000      (+) 206%
Mineral lease rent                        19,000         -      --
Loss on investment in joint venture            -    22,000      --
Amortization of Contract Rights           23,000    15,000      (+) 53%
General & Administrative                 341,000    74,000      (+) 361%
               Total                  $1,269,000  $672,000      (+) 89%
- --------------------------------------------------------------------------------

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

      We incurred no impairment expense during the three months ended March 31, 2004. The carrying value of our Montana properties was reduced to the discounted net cash flows estimated at December 31, 2003. A reduction in natural gas prices, increase in exploration or development costs or increase in production costs could result in additional impairment expense recorded in subsequent periods.

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

      We believe that we have sufficient cash to fund operating needs and financial obligations through the end of the third quarter of 2004. We anticipate incurring approximately $3 million in exploration and development expenses in the first nine months of 2004. This figure could be as high as $4 million if we elect to post cash reserves in lieu of performance bonds as required by the ConocoPhillips agreements in Shanxi (See, 2004 Plan of Operation
- - Shanxi Province, China).

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

      Impairment of unproved oil and gas properties. Unproved leasehold costs and exploratory drilling in progress are capitalized and are reviewed periodically for impairment. Costs related to impaired prospects or unsuccessful exploratory drilling are charged to expense. The estimated fair value of unproved leasehold costs includes the present value of probable reserves discounted at rates commensurate with the risks involved in each classification of reserve. Our assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impacts the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future, as it may not be economic to develop some of these unproved properties. As of March 31, 2004, we had total unproved oil and gas property costs of approximately $2.6 million consisting of undeveloped leasehold costs of $1.5 million in Montana and unevaluated exploratory drilling costs of $1.1 million incurred in China, compared to $2.0 million consisting of undeveloped leasehold costs of $1.5 million in Montana and unevaluated exploratory drilling costs of $497,000 incurred in China as of December 31, 2003.

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

ITEM 4  CONTROLS AND PROCEDURES

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 15 of this Form 10-Q, which is incorporated herein by reference.

      (b) Reports on Form 8-K. No reports were filed on Form 8-K during the first quarter of 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of November, 2004.

                                 Far East Energy Corporation


                                 /s/ Michael R. McElwrath
                                 -------------------------------
                                 Michael R. McElwrath
                                 Chief Executive Officer, President and
                                 Chairman of the Board
                                 (Principal Executive Officer)

                                 /s/ Bruce N. Huff
                                ---------------------------------
                                 Bruce N. Huff
                                 Chief Financial Officer
                                 (Principal Financial Officer)

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

1. I have reviewed this quarterly report on Form 10-Q/A of Far East Energy Corporation;

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) [Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986]

      (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially effect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent functions);

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

Date: November 9, 2004

/s/ Michael R. McElwrath
- --------------------------
Michael R. McElwrath
Chief Executive Officer

                                                                EXHIBIT 31(ii)
                                CERTIFICATION

I, Bruce N. Huff, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Far East Energy Corporation;

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) [Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986]

      (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (d) disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially effect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent functions);

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

Date: November 9, 2004

/s/ Bruce N. Huff
- -------------------------
Bruce N. Huff
Chief Financial Officer

                                                                 EXHIBIT 32(i)

              CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report on Form 10-Q/A of Far East Energy Corporation (the "Company") for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Michael R. McElwrath, the Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 9, 2004

/s/ Michael R. McElwrath
- --------------------------
Michael R. McElwrath
Chief Executive Officer

                                                                EXHIBIT 32(ii)

              CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report on Form 10-Q/A of Far East Energy Corporation (the "Company") for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Bruce N. Huff, Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 9, 2004

/s/ Bruce N. Huff
- --------------------------
Bruce N. Huff
Chief Financial Officer