Form 10-Q/A
period 2004-06-30
FAR EAST ENERGY CORP
filed 2004-11-09
CIK 1124024

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

Commission file number: 0-32455
                        --------

                           FAR EAST ENERGY CORPORATION
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                Nevada                                88-0459590
     ------------------------------               ----------------------
    (State or Other Jurisdiction of                (I.R.S. Employer
    Incorporation or Organization)                 Identification Number)

       400 N. Sam Houston Parkway East, Suite 205, Houston, Texas 77060
       ------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                               (832) 598-0470
              -----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION...............................................3
      Item 1.   Financial Statements.........................................3
      Item 2.   Management's Plan of Operation and Discussion and Analysis of
                Financial Condition and Plan of Operation....................4
      Item 3.   Quantitative and Qualitative Disclosures About Market Risk..13
      Item 4.   Controls and Procedures.....................................14

PART II - OTHER INFORMATION.................................................14
      Item 1.   Legal Proceedings...........................................14
      Item 2.   Changes in Securities and Use of Proceeds...................14
      Item 5.   Other Information...........................................15
      Item 6.   Exhibits and Reports on Form 8-K............................15

INDEX TO EXHIBITS...........................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                 FAR EAST ENERGY CORPORATION AND SUBSIDIARIES
                          (formerly EZfoodstop.com)
                        (A Development Stage Company)
                         Consolidated Balance Sheets

                                                          JUNE 30,  DECEMBER 31,
                                                           2004        2003
                                                        (RESTATED)  (RESTATED)
                                                         (UNAUDITED) (AUDITED)
                                                       ------------- -----------
ASSETS
- --------
CURRENT:
CASH AND CASH EQUIVALENTS                              $ 4,873,000 $ 2,326,000
PREPAIDS AND OTHER CURRENT ASSETS                          135,000       4,000
                                                       ------------ ------------
TOTAL CURRENT ASSETS                                     5,008,000   2,330,000
                                                       ------------ ------------

RESTRICTED CASH                                          1,000,000          --
PROPERTY AND EQUIPMENT, NET                              3,087,000   2,284,000
                                                       ------------ ------------
                                                       $ 9,095,000 $ 4,614,000
                                                       ============ ============
LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------
CURRENT LIABILITIES:
ACCOUNTS PAYABLE                                       $ 1,251,000 $  664,000
OTHER LIABILITIES                                            1,000    106,000
NOTE PAYABLE                                                    --    100,000
                                                       ------------ ------------
TOTAL CURRENT LIABILITIES                                1,252,000    870,000

COMMITMENTS AND CONTINGENCIES                                   --         --

STOCKHOLDERS' EQUITY:
COMMON STOCK, $0.001 PAR VALUE, 500,000,000
SHARES AUTHORIZED, 61,094,035 AND 56,379,153
ISSUED AND OUTSTANDING AT JUNE 3O, 2004 AND
DECEMBER 31, 2003, RESPECTIVELY                             61,000     57,000

ADDITIONAL PAID IN CAPITAL                              18,254,000 12,132,000
ADDITIONAL PAID IN CAPITAL - OUTSTANDING STOCK
 OPTIONS                                                 1,363,000    930,000

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE       (11,833,000)(9,373,000)
ACCUMULATED OTHER COMPREHENSIVE LOSS                        (2,000)    (2,000)
                                                       ------------ ------------

TOTAL STOCKHOLDERS' EQUITY                               7,843,000  3,744,000
                                                       ------------ ------------
                                                       $ 9,095,000 $ 4,614,000
                                                       ============ ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  FAR EAST ENERGY CORPORATION AND SUBSIDIARIES

                            (formerly EZfoodstop.com)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
            For the Six and Three Months Ended June 30, 2004 and 2003
                                   (unaudited)

                                               Cumulative       Six Months             Three Months
                                                During            Ended                   Ended
                                             Development         June 30,                June 30,
                                                Stage        2004       2003        2004       2003
                                              (Restated)  (Restated)  (Restated) (Restated) (Restated)
                                              -----------  ---------- ---------- ----------- ------------

Revenues                                      $       --   $       --   $     --  $      --   $        --
                                              -----------  ---------- ---------- ----------- ------------

Expenses:
 Geologic and engineenering services              715,000     156,000    265,000     53,000       193,000
 Impairment loss                                3,328,000          --         --         --            --
 Other consulting and professional services       746,000     215,000    124,000    132,000        37,000
 Compensation                                   1,864,000     439,000    503,000    238,000       261,000
 Stock compensation                             1,363,000     433,000         --    226,000            --
 Travel                                         1,100,000     191,000    181,000    107,000        89,000
 Legal and accounting                             959,000     477,000    121,000    269,000        53,000
 Mineral lease rent                               144,000      84,000         --     65,000            --
 Loss on investment in joint venture               22,000          --     22,000         --            --
 Amortization of contract rights                   81,000      23,000     29,000         --        14,000
 General and administrative                     1,366,000     447,000    102,000    106,000        28,000
                                              -----------  ----------  --------- ---------- -------------
   Total expenses                              11,688,000   2,465,000  1,347,000  1,196,000       675,000
                                              -----------  ----------- --------- ----------- ------------
Other Expense (Income):
 Interest expense                                168,000          --      42,000         --        42,000
 Interest income                                 (24,000)      (5,000)    (1,000)     4,000        (1,000)
 Foreign currency exchange loss                    1,000          --          --         --            --
                                              -----------  ----------- --------- ---------- --------------
 Total other expense (income)                    145,000       (5,000)    41,000     (4,000)       41,000
                                              -----------  ----------- --------- ---------- --------------
 Loss before income taxes                    (11,833,000)  (2,460,000)(1,388,000)(1,192,000)     (716,000)
 Income taxes                                         --           --         --         --            --
                                              -----------  ----------- --------- ----------- ------------
 Net loss                                    (11,833,000)  (2,460,000)(1,388,000)(1,192,000)     (716,000)
 Accumulated deficit-beginning of period              --   (9,373,000)(2,156,000)(10,641,000)  (2,828,000)
                                             ------------  ----------- ---------- ----------- ------------
 Accumulated deficit-end of period         $ (11,833,000)$(11,833,000)$(3,544,000)$(11,833,000) $(3,544,000)

 Earnings per share-Basic                                    $  (0.04)  $  (0.03)   $  (0.02)   $  (0.02)
 Earnings per share-Diluted                                  $  (0.04)  $  (0.03)   $  (0.02)   $  (0.02)

 Weighted average number of
   shares-basic                                            58,163,426 45,985,835  60,019,451   46,183,639
                                                           ========== ==========  ==========  ===========
 Weighted eaverage number of
   shares-diluted                                          67,430,375 45,985,835  68,251,280   46,183,639
                                                           ========== ==========  ==========  ============
          See accompanying notes to consolidated financial statements.


                  FAR EAST ENERGY CORPORATION AND SUBSIDIARIES
                            (formerly Ezfoodstop.com)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2004 and 2003
                                   (unaudited)

                                                               Cumulative
                                                                During
                                                              Development
                                                                  Stage           2004              2003
                                                               (Restated)       (Restated)       (Restated)
                                                             --------------  ---------------  ---------------
Cash flows used in operating activities:
 Net loss                                                  $ (11,833,000)       $(2,460,000)      $(1,388,00)
 Adjustments to reconcile net loss to cash used in
   operations:
 Depreciation and amortization                                   119,000             35,000           43,000
 Interest expense - beneficial conversion feature                168,000                 --           42,000
 Stock compensation                                           1,393,0000            463,000               --
 Loss on investment in joint venture                              22,000                 --               --
 Impairment loss                                               3,328,000                 --               --
 (Increase)decrease in prepaids and other current assets        (135,000)          (131,000)           1,000
 Increase in account payable                                   1,250,000            586,000          187,000
 Increase (decrease) in other liabilities                          1,000           (105,000)              --
                                                             -------------   ----------------   -------------
   Net cash used in operations                                (5,687,000)        (1,612,000)      (1,115,000)
                                                             -------------   ----------------   -------------
Cash flows used in investing activities:
 Net acquisitions of mineral rights                             (275,000)               --          (259,000)
 Loss on investment in joint venture                             (22,000)               --            22,000
 Investments in unproved oil and gas properties               (2,508,000)         (833,000)               --
 Investments in property and equipment                          (151,000)           (5,000)               --
 Increase in restricted cash                                  (1,000,000)       (1,000,000)               --
                                                             -------------   ----------------   -------------
   Net cash used in investing activities                      (3,956,000)       (1,838,000)         (237,000)
                                                             -------------   ----------------   -------------
Cash flows from financing activities:
 Net proceeds from the issuance of notes payable                 300,000                --                --
 Net proceeds from the sale of common stock                   11,471,000         3,283,000           656,000
 Decrease in long term liabilities                                    --                --          (250,000)
 Net proceeds from the exercise of warrants                    2,747,000         2,714,000                --
 Increase in notes payable                                            --                --           125,000
                                                             -------------   ----------------   -------------
Net cash provided from financing activities                   14,518,000         5,997,000           531,000
                                                             -------------   ----------------   -------------
Effect of exchange rate changes on cash                           (2,000)               --                --
                                                             -------------   ----------------   -------------
Increase (decrease) in cash and cash equivalents               4,873,000         2,547,000          (821,000)
Cash and cash equivalents - beginning of period                       --         2,326,000         1,008,000
                                                             -------------   ----------------   -------------
Cash and cash equivalents - end of period                    $ 4,873,000       $ 4,873,000         $ 187,000
                                                             =============   ================   =============

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

New Accounting Pronouncement

      On September 2, 2004, the Financial Accounting Standards Board Staff issued FASB Staff Position No. 142-2, which addressed the classification and disclosure for drilling and mineral rights of oil- and gas-producing entities that are within the scope of Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Entities (SFAS 19). FASB Staff Position 142-2 states that the scope exception in paragraph 8(b) of Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) includes the balance sheet classification and disclosures for drilling and mineral rights of oil- and gas-producing entities that are within the scope of SFAS 19. The drilling and mineral rights are not intangible assets under SFAS 142. As a result, we reclassified our intangible assets to property and equipment on the balance sheets and discontinued amortizing the balance. Subsequently, we will periodically review individual mineral rights to determine whether an impairment has occurred, and whether loss should be recognized.

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

      Had compensation cost for these agreements been determined consistent with the provisions of SFAS No. 123, our stock-based compensation expense, net loss and loss per share would have been adjusted to the following pro forma amounts:


                                         Six Months Ended        Three Months Ended
                                  June 30, 2004 June 30, 2003 June 30, 2004 June 30, 2003
                                   ----------------------------------------------------
Net loss as reported               $(2,460,000)  $(1,388,000)  $(1,192,000)  $(716,000)
Add: Stock-based employee
compensation costs included
in net loss                            433,000            --       226,000          --
Deduct: Total stock-based
employee compensation expense
determined under fair value
method for all effects, net
of related tax effects              (1,772,000)     (252,000)     (560,000)         --
                                  -------------- -------------- ------------ ------------
Pro forma net loss         $        (3,799,000) $ (1,640,000)  $(1,526,000)  $(716,000)
                                 ============== ============= =============  ============



Basic loss per share:
As reported                         $  (0.04)     $ (0.03)   $ (0.02)   $ (0.02)
Pro forma                           $  (0.07)     $ (0.04)   $ (0.03)   $ (0.02)
Diluted loss per share:
As reported                         $  (0.04)     $ (0.03)   $ (0.02)   $ (0.02)
Pro forma                           $  (0.06)     $ (0.04)   $ (0.02)   $ (0.02)

      We estimated the fair value of each stock award at the grant date by using the Black-Scholes option- pricing model with the following weighted-average assumptions: dividend yield at 0%; expected volatility of approximately 50%; risk-free interest rate of 0.9% to 3.6% and expected lives of five to ten years for the options.

Restricted cash
      On May 14, 2004 we deposited $1,000,000 under the terms of the Shanxi farmout agreement, in an escrow account to act as a work performance guarantee covering all aspects of the evaluation and work program to test two of the existing wells on the Shanxi block. This cash may become available to us once we have completed our Phase I work commitment.

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

4. Property and Equipment

Property and equipment includes the following:

                                                   June 30,    December 31,
                                                     2004           2003
Unproved oil and gas properties                 $   2,780,000   $ 1,947,000
Mineral rights                                        275,000       275,000
Furniture and equipment                               151,000       146,000
                                                -------------- ---------------
                                                    3,206,000     2,368,000
Accumulated depreciation and amortization            (119,000)      (84,000)
                                                -------------- ---------------
                                               $    3,087,000  $  2,284,000
                                               =============== ===============

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

      As a result of MOFTEC's ratification and approval of the PSC concerning the Enhong and Laochang areas, we have commenced our exploration program, which initially involves the drilling of five exploratory wells, three of which have been completed, and eight pilot development wells. The CUCBM has agreed in the recent Joint Management Committee meeting to revise these terms to allow us to fracture and test two of the wells we have drilled and then drill one horizontal well with at least two laterals to satisfy Phase 1 requirements. We will then be allowed to drill one horizontal well with at least two laterals to satisfy the pilot development well requirement of Phase 2.

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

8.  Restatement of Financial Statements

      Our previously issued financial statements have been restated for the items described below:

Restricted Cash

      On May 14, 2004, we deposited $1,000,000 in an escrow account to act as a work performance guarantee under the terms of the Shanxi agreement. We have determined that this amount should have been included in restricted cash, a non-current asset on the balance sheet. Accordingly, we have reclassified $1,000,000 from cash and cash equivalents to restricted cash. The restatement had no effect on net income and related earnings per share.

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

      -     FCY-LC01 - total depth 825 meters (2,722 feet).

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

      -     FCY-EH02 - total depth 420 meters (1,344 feet).

      The well penetrated 15 coal seams with a thickness of 16.7 meters (53 feet). The total thickness of the coal seams targeted for potential production was 6.6 meters with a recovery rate of 70%. Estimated gas content, based on preliminary desorption results is approximately 10 cubic meters per ton of coal, or about 350 cubic feet per ton of coal.

      -     FCY-EH01 - total depth 435 meters (1,436 feet).

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

Despite the strong results from these first three wells we cannot provide assurance that commercial viability will be achieved. Profitable production from these wells is subject to the following risks, among others:

      - Three conventional CBM wells cannot produce enough gas to achieve commercial viability. We must complete multiple CBM wells in near proximity to each other in order to make it feasible to begin production from any of them.
     - No gas pipeline, liquefied natural gas (LNG) plant, or other offtake candidate currently exists to take gas from these wells, and it is not likely that any such facilities will be built until favorable results are obtained from multiple wells.
     - Actual production may vary materially from preliminary test results. Actual production from the well may be at recovery rates and gas quality materially worse than our first indications.

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

      Costs to construct the pipelines for our China properties would exceed $113 million. We do not currently have the funds to build these pipelines. We would be required to raise additional funds or to find a partner to complete these facilities; however, we cannot provide assurance that we will be able to do so.

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

- ------------------------------------------------------------------------------------------------------------------------------------
                                                      Six Months Ended  June 30               Three Months Ended June 30

                                                                               Percentage                              Percentage
Expenses*                                         2004           2003        Increase (+)    2004         2003          Increase (+)
                                                                             or decrease                               or decrease
                                                                                (-)                                     (-)
Geologic & engineering services             $   156,000     $   265,000         (-) 41%   $      53,000  $193,000       (-) 73%
Other consulting and professional services      215,000         124,000         (+) 73%         132,000    37,000       (+) 257%
Compensation                                    439,000         503,000         (-) 13%         238,000   261,000       (-) 9%
Stock compensation                              433,000               -             -           226,000         -           -
Travel                                          191,000         181,000         (+) 5%          107,000    89,000       (+) 20%
Legal and accounting                            477,000         121,000         (+) 294%        269,000    53,000       (+) 407%
Mineral lease rent                               84,000               -             -            65,000         -           -
Loss on investment in joint venture                   -          22,000         (-) 100%              -         -           -
Amortization of contract rights                  23,000          29,000         (-) 21%               -    14,000       (-) 100%
General and administrative                      447,000         102,000         (+) 338%        106,000    28,000       (+) 279%

         Total                           $    2,465,000      $1,347,000         (+) 83%      $1,196,000  $675,000       (+) 77%
- -----------------------------------------------------------------------------------------------------------------------------------

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

      We incurred no impairment expense during the six months ended June 30, 2004. The carrying value of our Montana properties was reduced to the discounted net cash flows estimated at December 31, 2003. A reduction in natural gas prices, increase in exploration or development costs or increase in production costs could result in additional impairment expense recorded in subsequent periods.

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

      We incurred no impairment expense during the quarter ended June 30, 2004. The carrying value of our Montana properties was reduced to the discounted net cash flows estimated at December 31, 2003. A reduction in natural gas prices, increase in exploration or development costs or increase in production costs could result in additional impairment expense recorded in subsequent periods.

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

Liquidity and Capital Resources

      As of June 30, 2004, our cash and cash equivalents were $4,873,000, as compared to $2,326,000 as of December 31, 2003.

      Cash used in operating activities for the six months ended June 30, 2004 was $1,612,000 as compared to cash used in operating activities for the same period of 2003 of $1,115,000. This change is mainly attributable to our increased cash operating expenses, including compensation, legal and accounting and general and administrative expenses.

      Cash used in investing activities increased to $1,838,000 for the six months ended June 30, 2004 as compared to $237,000 for the same period in 2003. This increase is primarily attributable to our deposit of $1,000,000 in an escrow account to act as a work performance guarantee under the Shanxi farmout agreement and to our drilling of three wells in Yunnan Province in China.

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

      Impairment of unproved oil and gas properties. Unproved leasehold costs and exploratory drilling in progress are capitalized and are reviewed periodically for impairment. Costs related to impaired prospects or unsuccessful exploratory drilling are charged to expense. The estimated fair value of unproved leasehold costs includes the present value of probable reserves discounted at rates commensurate with the risks involved in each classification of reserve. Our assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impacts the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future, as it may not be economical to develop some of these unproved properties. As of June 30, 2004, we had total unproved oil and gas property costs of approximately $2.8 million consisting of undeveloped leasehold costs of $1.5 million in Montana and unevaluated exploratory drilling costs of $1.3 million incurred in China, compared to $2.0 million consisting of undeveloped leasehold costs of $1.5 million in Montana and unevaluated exploratory drilling costs of $497,000 incurred in China as of December 31, 2003.

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

ITEM 4  CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, who concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 9th day of November 2004.

                                 Far East Energy Corporation


                                    /s/ Michael R. McElwrath
                                    -------------------------
                                    Michael R. McElwrath
                                    Chief Executive Officer, President and
                                    Chairman of the Board (Principal Executive
                                    Officer)


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
10.3              +         Farmout Agreement-Qinnan (Phillips China)
10.4              +         Farmout Agreement-Shouyang (Phillips China)
10.5              +         Assignment Agreements on the Qinnan CMB blocks
                            (Phillips China)
10.6              +         Assignment Agreements on the Shouyang CMB blocks
                            (Phillips China)
10.7              #         Bruce N. Huff Employment Agreement
10.8              #         Escrow Agreement
31.1              18        302 Certification of Chief Executive Officer
31.2              19        302 Certification of Chief Financial Officer
32.1              20        906 Certification of Chief Executive Officer
32.2              21        906 Certification of Chief Financial Officer

* Previously filed and incorporated herein by reference from the Company's Form 10-KSB, file number 000-32455, filed on March 16, 2001. +Previously filed and incorporated herein by reference from the Company's Form 10-KSB file number 000-32455, filed on April 14, 2004.
#Previously filed and incorporated herein by reference from the Company's Form S-2, file number 000- 32455, filed on July 23, 2004.

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

Date: November 9, 2004

/s/ Michael R. McElwrath
- ---------------------------
Michael R. McElwrath
Chief Executive Officer

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

Date: November 9, 2004

/s/ Bruce N. Huff
- --------------------------
Bruce N. Huff
Chief Financial Officer

                                                                  EXHIBIT 32.1

              CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report on Form 10-Q/A of Far East Energy Corporation (the Company) for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), the undersigned, Michael R. McElwrath, the Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 9, 2004

/s/ Michael R. McElwrath
- -----------------------------
Michael R. McElwrath
Chief Executive Officer

                                                                  EXHIBIT 32.2

              CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report on Form 10-Q/A of Far East Energy Corporation (the Company) for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), the undersigned, Bruce N. Huff, Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 9, 2004

/s/ Bruce N.Huff
- -----------------------------
Bruce N. Huff
Chief Financial Officer