Form 10-Q
period 2004-09-30
FAR EAST ENERGY CORP
filed 2004-11-15
CIK 1124024

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

        [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

        [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM _____________________ TO _______________________

                         COMMISSION FILE NUMBER 0-32455

                           FAR EAST ENERGY CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

           NEVADA                                                                88-0459590
(State or other jurisdiction of                                   (I.R.S. Employer Identification No.)
incorporation or organization)

400 N. SAM HOUSTON PARKWAY EAST, SUITE 205, HOUSTON, TEXAS                         77060
(Address of principal executive offices)                                         (Zip Code)

       Registrant's telephone number, including area code: (832) 598-0470

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes[X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes[X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, par value $.001 per share. Shares outstanding on November 12, 2004: 61,117,285

================================================================================

                           FAR EAST ENERGY CORPORATION
                                TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
                                                PART I
Item 1.     Financial Statements
               Consolidated Balance Sheets.........................................          3
               Consolidated Statements of Operations...............................          4
               Consolidated Statements of Cash Flows...............................          5
               Notes to the Consolidated Financial Statements......................          6

Item 2.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations...............................................          14
Item 3.     Quantitative and Qualitative Disclosures About Market Risk.............          23
Item 4.     Controls and Procedures................................................          23

                                                PART II
Item 1.     Legal Proceedings......................................................          24
Item 2.     Unregistered Shares of Equity and Use of Proceeds......................          24
Item 3.     Defaults Upon Senior Securities........................................          24
Item 4.     Submission of Matters to a Vote of Security-Holders....................          24
Item 5.     Other Information......................................................          24
Item 6.     Exhibits...............................................................          25
            Signatures.............................................................          25

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           FAR EAST ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,     December 31,
                                                                                        2004             2003
                                                                                     (unaudited)       (Restated)
                                                                                    -------------    -------------
                                               ASSETS
Current assets
   Cash and cash equivalents                                                        $   2,144,000    $   2,326,000
   Prepaids and other current assets                                                      136,000            4,000
                                                                                    -------------    -------------
       Total current assets                                                             2,280,000        2,330,000
                                                                                    -------------    -------------
Restricted cash                                                                         1,000,000                -
Property and equipment, net                                                             3,198,000        2,284,000
                                                                                    -------------    -------------
           Total assets                                                             $   6,478,000    $   4,614,000
                                                                                    =============    =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                                 $     279,000     $    664,000
   Other liabilities                                                                        1,000          106,000
   Note payable                                                                                 -          100,000
                                                                                    -------------    -------------
       Total current liabilities                                                          280,000          870,000
                                                                                    -------------    -------------
Commitments and contingencies                                                                   -                -

Stockholders' equity
   Preferred stock, $.001 par value, 500,000,000 shares authorized, none
       outstanding                                                                              -                -
   Common stock, $0.001 par value, 500,000,000 shares authorized,
       61,114,285 and 56,379,153 issued and outstanding, respectively                      61,000           57,000
   Additional paid in capital                                                          18,278,000       12,132,000
   Additional paid in capital-outstanding stock options                                 1,707,000          930,000
   Deficit accumulated during the development stage                                   (13,846,000)      (9,373,000)
   Accumulated other comprehensive loss                                                    (2,000)          (2,000)
                                                                                    -------------    -------------
       Total stockholders' equity                                                       6,198,000        3,744,000
                                                                                    -------------    -------------
            Total liabilities and stockholders' equity                              $   6,478,000     $  4,614,000
                                                                                    =============     ============

     See accompanying notes to condensed consolidated financial statements.

                           FAR EAST ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


                                         Cumulative             Nine Months Ended                Three Months Ended
                                           During                 September 30,                     September 30,
                                        Development      ------------------------------    ------------------------------
                                           Stage                              2003                              2003
                                         (Restated)          2004          (Restated)          2004          (Restated)
                                        -------------    -------------    -------------    -------------    -------------
Revenues                                $           -    $           -    $           -    $           -    $           -
                                        -------------    -------------    -------------    -------------    -------------
Expenses:
   Geologic and engineering
       services                             1,112,000          493,000          295,000          253,000           30,000
   Impairment loss                          3,328,000                -        2,369,000                -        2,369,000
   Other consulting and
       professional services                1,190,000          659,000          661,000          444,000          536,000
   Compensation                             2,240,000          815,000          646,000          376,000          143,000
   Stock compensation                       1,377,000          447,000                -           14,000                -
   Travel                                   1,264,000          355,000          226,000          164,000           45,000
   Legal and accounting                     1,468,000          986,000          139,000          509,000           18,000
   Loss on investment in joint
       venture                                 22,000                -           22,000                -                -
   Amortization of contract rights             81,000           23,000           44,000                -           15,000
   General and administrative               1,625,000          706,000          310,000          259,000          209,000
                                        -------------    -------------    -------------    -------------    -------------
       Total expenses                      13,707,000        4,484,000        4,712,000        2,019,000        3,365,000
                                        -------------    -------------    -------------    -------------    -------------
Other Expenses (Income):
   Interest expense                           168,000                -          168,000                -          126,000
   Interest income                            (30,000)         (11,000)          (1,000)          (6,000)               -
   Foreign currency exchange loss               1,000                -                -                -                -
                                        -------------    -------------    -------------    -------------    -------------
       Total other expense (income)           139,000          (11,000)         167,000           (6,000)         126,000
                                        -------------    -------------    -------------    -------------    -------------
Loss before income taxes                  (13,846,000)      (4,473,000)      (4,879,000)      (2,013,000)      (3,491,000)
Income taxes                                        -                -                -                -                -
                                        -------------    -------------    -------------    -------------    -------------
Net loss                                  (13,846,000)      (4,473,000)      (4,879,000)      (2,013,000)      (3,491,000)
Accumulated deficit-beginning of
   period                                           -       (9,373,000)      (2,156,000)     (11,833,000)      (3,544,000)
                                        -------------    -------------    -------------    -------------    -------------
Accumulated deficit-end of period       $ (13,846,000)   $ (13,846,000)   $  (7,035,000)   $ (13,846,000)   $  (7,035,000)
                                        =============    =============    =============    =============    =============
Earnings per share:
   Basic and diluted                                     $       (0.08)   $       (0.10)   $       (0.03)   $       (0.07)
                                                         =============    =============    =============    =============
Weighted average shares outstanding:
   Basic and diluted                                        59,150,681       47,870,256       61,103,728       49,198,125
                                                         =============    =============    =============    =============

   See the accompanying notes to condensed consolidated financial statements.

                           FAR EAST ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                 Cumulative
                                                                   During
                                                                 Development
                                                                    Stage                               2003
                                                                 (Restated)          2004             (Restated)
                                                                -------------     -------------     -------------
Cash flows from operating activities
   Net loss                                                     $ (13,846,000)    $  (4,473,000)    $  (4,879,000)
   Adjustments to reconcile net loss to cash used in
       operating activities:
       Depreciation and amortization                                  125,000            41,000            58,000
       Stock issued to pay expense                                     42,000            42,000                 -
       Stock compensation                                           1,707,000           777,000                 -
       Loss on investment in joint venture                             22,000                 -                 -
       Impairment expense                                           3,328,000                 -         2,369,000
       Interest expense--beneficial conversion feature                168,000                 -           168,000
       Decrease in other receivables                                        -                 -             2,000
       Increase in prepaids and other current assets                 (136,000)         (132,000)                -
       Increase (decrease) in accounts payable                        279,000          (385,000)          484,000
       Increase (decrease) in other liabilities                         1,000          (105,000)                -
                                                                -------------     -------------     -------------
           Net cash used in operating activities                   (8,310,000)       (4,235,000)       (1,798,000)
                                                                -------------     -------------     -------------
Cash flows used in investing activities
   Acquisition of mineral rights                                     (275,000)                -          (175,000)
   Loss on investment in joint venture                                (22,000)                -            22,000
   Additions to unproved oil and gas properties                    (2,623,000)         (948,000)         (376,000)
   Additions to other property                                       (153,000)           (7,000)                -
   Increase in restricted cash                                     (1,000,000)       (1,000,000)                -
                                                                -------------     -------------     -------------
           Net cash used in investing activities                   (4,073,000)       (1,955,000)         (529,000)
                                                                -------------     -------------     -------------
Cash flows from financing activities
   Net proceeds from the issuance of notes payable                    300,000                 -           295,000
   Net proceeds from the sale of common stock                      11,471,000         3,283,000         5,137,000
   Decrease in long term liabilities                                        -                 -          (250,000)
   Net proceeds from the exercise of warrants                       2,758,000         2,725,000                 -
                                                                -------------     -------------     -------------
           Net cash provided by financing activities               14,529,000         6,008,000         5,182,000
                                                                -------------     -------------     -------------
Effect of exchange rate changes on cash                                (2,000)                -                 -
                                                                -------------     -------------     -------------
Increase (decrease) in cash and cash equivalents                    2,144,000          (182,000)        2,855,000
Cash and cash equivalents--beginning of period                              -         2,326,000         1,008,000
                                                                -------------     -------------     -------------
Cash and cash equivalents--end of period                        $   2,144,000     $   2,144,000     $   3,863,000
                                                                =============     =============     =============

   See the accompanying notes to condensed consolidated financial statements.

                           FAR EAST ENERGY CORPORATION

                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

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

      The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate our continuation as a going concern. We have been in the development stage since our formation on February 4, 2000. We have incurred net losses since our inception and have not established a source of revenue. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheets depends upon our continued operations, which in turn is dependent upon our ability to meet our financing requirements, and the success of our future operations. Management believes that our current operations and funding plans provide the opportunity to continue as a going concern. However, these factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net loss or stockholders' equity.

New Accounting Pronouncement

      On September 2, 2004, the Financial Accounting Standards Board Staff issued FASB Staff Position No. 142-2, which addressed the classification and disclosure for drilling and mineral rights of oil- and gas-producing entities that are within the scope of Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Entities (SFAS 19). FASB Staff Position 142-2 states that the scope exception in paragraph 8(b) of Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) includes the balance sheet classification and disclosures for drilling and mineral rights of oil- and gas-producing entities that are within the scope of SFAS 19. The drilling and mineral rights are not intangible assets under SFAS 142. As a result, we reclassified our intangible asset to property and equipment on the balance sheets and discontinued amortizing the balance in the first quarter of 2004 when the Emerging Issues Task Force (EITF) first addressed whether mineral rights were intangible assets. Subsequently, we will periodically review individual mineral rights to determine whether an impairment has occurred, and whether loss should be recognized.

      The EITF added Issue No. 04-9, "Accounting for Suspended Well Costs" to its agenda at its June 30-July 1, 2004 meeting. SFAS 19 requires costs of drilling exploratory wells to be capitalized pending determination of whether the well has found proved reserves. The Issue is whether there are circumstances that would permit the continued capitalization of exploratory well costs beyond one-year other than when additional exploration wells are necessary to justify major capital expenditures and those wells are underway or firmly planned for the near future. At its meeting on September 29-30, 2004, the EITF removed this Issue from the EITF agenda and requested that the Financial Accounting Standards Board consider an amendment to SFAS 19 to address this issue.

Stock Options

      We apply Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock option agreements with employees and members of the board of directors and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) as amended by Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123" (SFAS No.148).

      Had compensation cost for these agreements been determined consistent with the provisions of SFAS No. 123, our stock-based compensation expense, net loss and loss per share would have been adjusted to the following pro forma amounts:

                                                             Nine Months Ended                  Three Months Ended
                                                               September 30,                       September 30,
                                                      -------------------------------     -------------------------------
                                                          2004               2003             2004              2003
                                                      -------------     -------------     -------------     -------------
Net loss as reported                                  $  (4,473,000)    $  (4,879,000)    $  (2,013,000)    $  (3,491,000)
Add:
   Stock-based employee compensation
       costs included in net loss                           447,000                 -            14,000                 -
Deduct:
   Stock-based employee compensation
       expense determined under fair value
       method for all awards, net of related
       tax effects                                       (1,846,000)         (252,000)          (74,000)                -
                                                      -------------     -------------     -------------     -------------
Pro forma net loss                                    $  (5,872,000)    $  (5,131,000)    $  (2,073,000)    $  (3,491,000)
                                                      =============     =============     =============     =============
Basic and diluted loss per share:
   As reported                                        $       (0.08)    $       (0.10)    $       (0.03)    $       (0.07)
                                                      =============     =============     =============     =============
   Pro forma                                          $       (0.10)    $       (0.11)    $       (0.03)    $       (0.07)
                                                      =============     =============     =============     =============

      We estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield at 0%; expected volatility of approximately 50%; risk-free interest rate of 0.9% to 3.6% and expected lives of five to ten years for the options.

Earnings per Share

      We have reported net losses for the nine and three months ended September 30, 2004 and 2003; therefore, we have excluded our warrants and options from our diluted earnings per share calculation as they would be antidilutive.

Restricted Cash

      On May 14, 2004, we deposited $1,000,000 under the terms of the Shanxi farmout agreement, in an escrow account to act as a work performance guarantee covering all aspects of the evaluation and work program to test existing wells on the Shanxi block. This cash may become available to us once we have completed our Phase I work commitment.

Noncash transactions

      During the nine months ended September 30, 2004, a $100,000 note payable was converted into shares of common stock. During the nine months ended September, 30, 2004, 27,000 shares of common stock were issued as payment of consulting fees, valued at approximately $42,000.

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

      We have raised net proceeds of $6.0 million from the sale of investment units and exercise of warrants during the nine months ended September 30, 2004. Management believes that we will be able to raise funds sufficient to assure satisfaction of our operating capital needs/plans and financial obligations through December 31, 2004. If management is not successful in raising the required monies for operations thereafter, we may not be able to continue as a going concern.

      Because our primary asset is an undeveloped natural resource that will require substantial exploration and development, management does not expect to generate meaningful revenues until at least 2006. Expenses for the fourth quarter of 2004 will have to be financed through cash on hand or through future financings of equity and/or debt, as necessary.

4.  RESTATEMENTS OF FINANCIAL STATEMENTS

      Our previously issued consolidated balance sheet as of December 31, 2003 and consolidated statement of operations for the nine and three months ended September 30, 2003 have been restated for the items described below:

Nine months and three months ended September 30, 2003:

Acquisition

      For the nine months ended September 30, 2003 we recorded a stock and cash for stock acquisition at the estimated realizable value of the assets of $2,409,000. We have determined that the assets should have been valued using the value of the stock as quoted in the OTC Bulletin Board exchange at the date of the consummation of the agreement (August 21, 2003) thereby resulting in an acquisition value of the assets of $4,778,000. Simultaneous to the consummation of the agreement, we recorded an impairment loss of $2,369,000 to reduce the acquired assets to their estimated realizable value of $2,409,000. Accordingly, an impairment loss of $2,369,000 is recorded in the accompanying consolidated financial statements with a resulting increase in the loss and a corresponding increase in additional paid in capital.

Beneficial Conversion Feature

      During the nine months ended September 30, 2003, we issued convertible debt with a conversion rate below fair value at issuance. We have determined that interest expense of approximately $168,000 for the nine months ended September 30, 2003 and $126,000 for the three months ended September 30, 2003 should have been recognized for the beneficial conversion feature inherent in the debt instruments. Accordingly, interest expense has been recognized in the accompanying consolidated financial statements with a resulting increase in the loss and a corresponding increase in additional paid in capital.

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

      The aggregate impact of all restatement items resulted in an increase in net loss of approximately $2,537,000 to a restated loss available to common stockholders of $4,879,000 compared to a previously reported amount of $2,342,000 for the nine months ended and an increase in net loss of approximately $2,495,000 to a restated loss available to common stockholders of $3,491,000 compared to previously reported amount of $996,000 for the three months ended September 30, 2003. The effects of the restatement items described above on the Company's net loss available to common stockholders and earnings per share are as follows:

                                               Nine Months Ended              Three Months Ended
                                              September 30, 2003              September 30, 2003
                                          ---------------------------      -------------------------
                                                              Basic                         Basic
                                                               and                           and
                                                             Diluted                       Diluted
                                                           ----------                     ----------
As previously reported:                   $  (2,342,000)   $    (0.05)     $   (996,000)  $    (0.02)
Impact of adjustment for:
Impairment loss                              (2,369,000)        (0.05)       (2,369,000)       (0.05)
Interest expense                               (168,000)            -          (126,000)           -
                                          -------------    ----------      ------------   ----------
As restated                               $  (4,879,000)   $    (0.10)     $ (3,491,000)  $    (0.07)
                                          =============    ==========      ============   ==========

Balance sheet as of December 31, 2003:


Acquisition

      In the fourth quarter 2003, we recorded an additional impairment of the Montana assets acquired of $959,000. Accordingly, an additional impairment loss of $959,000, resulting in total impairment loss for the year of $3,328,000 is recorded in the accompanying consolidated financial statements with a resulting increase in the loss, an increase in additional paid in capital of $2,369,000 and a decrease in property and equipment of $959,000.

Beneficial Conversion Feature

      For the year ended December 31, 2003, we issued convertible debt with a conversion rate below fair value at issuance. We have determined that interest expense of approximately $168,000 for the year ended December 31, 2003 should have been recognized for the beneficial conversion feature inherent in the debt instruments. Accordingly, interest expense has been recognized in the accompanying consolidated financial statements with a resulting increase in the loss and a corresponding increase in additional paid in capital.

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

      The cumulative impact of all restatements described above on our deficit accumulated during the development stage as of December 31, 2003 is an increase in the deficit of $3,496,000. The aggregate impact of these restatements on the consolidated balance sheet as of December 31, 2003 is as follows:

                                                                       December 31, 2003
                                                         ------------------------------------------
                                                         As Previously
                                                            Reported                  As Restated
                                                         --------------             ---------------
Property and equipment, net                              $    3,026,000             $     2,067,000
Outstanding stock options                                       930,000                           -
Additional paid in capital                                    9,595,000                  12,132,000
Additional paid in capital-outstanding stock options                  -                     930,000
Deficit accumulated during the development stage             (5,877,000)                 (9,373,000)

5. PROPERTY AND EQUIPMENT

Property and equipment includes the following:

                                                 September 30,          December 31,
                                                      2004                 2003
                                                ---------------        -------------
Unproved leasehold costs                        $     1,725,000        $   1,725,000
Unevaluated wells costs                               1,445,000              497,000
Furniture and equipment                                 153,000              146,000
                                                ---------------        -------------
                                                      3,323,000            2,368,000
Accumulated depreciation and amortization              (125,000)             (84,000)
                                                ---------------        -------------
                                                $     3,198,000        $   2,284,000
                                                ===============        =============

      Depreciation and amortization expense for the nine months ended September 30, 2004 and 2003 was approximately $41,000 and $58,000, respectively. Depreciation and amortization expense for the three months ended September 30, 2004 and 2003 was approximately $6,000 and $15,000, respectively.

6. COMMITMENTS AND CONTINGENCIES

Mineral Exploration Rights

      Under the production sharing agreement for the Enhong and Laochang areas of the Yunnan Province, we will pay $100,000 to CUCBM in December of 2004 as the final of payment of mineral exploration rights.

CUCBM Minimum Exploration Work Commitment Agreement

      In conjunction with the production sharing agreements, we entered into a Minimum Exploration Work Commitment agreement with CUCBM that requires we drill five exploratory wells on the Enhong and Laochang fields. With the three vertical wells drilled already, we will be allowed under the revised terms to stimulate one of these vertical wells and drill two slim hole vertical wells to satisfy this exploration requirement of Phase I by March 31, 2005. When we complete the exploratory wells in Phase I, we may commit to begin Phase II wherein we will be required to begin one horizontal well by December 31, 2005 to satisfy the original requirement of eight pilot development wells on the Enhong and Laochang fields.

      We also have another production sharing contract (Zhaotong) dated January 25, 2002, which has not been ratified by MOFTEC. We have informed CUCBM that we do not anticipate pursuing this contract.

Conoco Phillips Memorandum of Understanding

      On March 19, 2003, we entered into a memorandum of understanding (MOU) with a Conoco Phillips subsidiary, Phillips China, Inc. (Phillips), which sets forth the terms and conditions of an agreement for us to acquire a net undivided interest of 40% from Phillips in both the Shouyang PSC (near Taiyuan City) and the Qinnan PSC (near Jincheng and Qinshui). On July 17, 2003, we entered into two farmout agreements on the Qinnan and Shouyang CBM blocks in Shanxi Province, PRC and an assignment agreement with Phillips on the two blocks. These agreements formalized our acquisition of an undivided 40% working interest from Phillips' 70% interest. As currently structured, we have a 40% interest, Phillips has retained a 30% interest and CUCBM has a 30% interest in the projects. The assignment agreement and appropriate amendments to the PSCs substituting us for Phillips as the principal party and operator were approved by CUCBM on March 15, 2004, and ratified by the PRC Ministry of Commerce on March 22, 2004.

      As revised verbally in a recent Joint Management Committee meeting, we are obligated to fracture stimulate and production test one of the exploration wells that was drilled by Phillips. We will pay 100% of the cost for this test. Upon the satisfactory completion of the testing by January 31, 2005, we will have the option to extend into Phase II of exploration by drilling two horizontal wells with at least two laterals within the Shouyang block instead of the originally required three additional vertical wells. We will be responsible for

100% of the costs of Phase II of exploration and the drilling of the horizontal wells. Upon our successful completion of Phase II by December 31, 2005, Phillips will have the option to either retain its net undivided 30% participating interest, or take a 5% overriding royalty interest (ORRI) on the contractor's overall participating interest share under the PSCs. The ORRI will be capped at 5% of the current contractor's 70% participating interest, or a 3.5% ORRI on a 100% participating interest basis. Under the terms of the farmout agreements, on May 14, 2004 we posted a $1 million bank escrow account to act as a work performance guarantee covering all aspects of the evaluation and work program to test existing wells. In the fourth quarter of 2004, approximately $500,000 is expected to be utilized to fracture and test the gas flows from one of the wells drilled by Phillips and cover costs related to CUCBM Joint Management Committee salary fees, training fees, exploration fees and assistance fees as outlined in the production sharing contract. An additional $900,000 bond or escrow account will be required if we elect to enter Phase II.

Legal actions

      We have received notification that one of our directors is contemplating initiating legal action against us for non-payment of certain expenses, compensation claims and claims of being owed a note payable. The total claim is approximately $230,000. Management does not believe the compensation and note payable claims are valid and therefore, are not probable. The expenses claimed and unpaid are approximately $42,000 at September 30, 2004 and are recorded in the accompanying consolidated financial statements.

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

Insurance Contract

      Under our contract to purchase directors and officers insurance, which we entered into on November 3, 2004, we will pay approximately $14,500 per month commencing in December 2004 and ending June 2005.

Employment Agreement

      On October 13, 2003, we entered into a five-year employment agreement with Michael R. McElwrath, which was approved by the Board of Directors. Under the terms of the agreement, Mr. McElwrath's annual base salary shall be no less than $225,000. Mr. McElwrath is also eligible to receive performance bonuses semi-annually in the amount of not less than $20,000 subject to determination of specific performance criteria. The employment agreement provides for a separation or severance payment of $100,000 if terminated by us without cause as defined by the agreement. Either party may provide thirty-day written notice to terminate this contract. Should we terminate this agreement without cause, Mr. McElwrath is entitled to any shares, for which the stock options have not yet vested but are scheduled to vest within thirty days of the written notice of termination.

7. STOCKHOLDERS' EQUITY

Common Stock Issuable

      In February 2004, we entered into an investor relations and consultant contract whereby the consultant will receive each month $2,500 in cash and 3,000 shares of our common stock. As of September 30, 2004, 15,000 shares were issuable to the consultant for services rendered, and these shares were issued in October 2004. These shares are included in the total shares outstanding in the accompanying consolidated financial statements as of September 30, 2004.

Resale Restrictions

      37,011,257 shares of our securities are currently restricted; however, under Rule 144, a portion of these shares will become eligible for resale in the next six months.

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

Exercise of Warrants To Purchase Common Stock

      In August 2004, we issued 11,250 shares of common stock upon the exercise of warrants granted in our private placement offering that closed on October 7, 2003. We received an aggregate exercise price of $11,250, and no commission was paid on the exercise of these warrants. All of the shares were issued pursuant to exemptions from registration under Sections 3(b) and 4(2) of the Securities Act of 1933.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

YUNNAN PROVINCE, CHINA

      We drilled our first three wells on the Enhong-Laochang coalbed methane block in Yunnan Province between October 2003 and April 2004. The drilling results to date for each well are:

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

      -     FCY-EH01 - total depth 435 meters (1,436 feet).

      The well penetrated 42 coal seams with a thickness of 42.8 meters (141 feet). The total thickness of the four coal seams targeted for potential production was 17.2 meters (57 feet). Estimated gas content, based on preliminary desorption results, is approximately 8-10 cubic meters per ton of coal, or approximately 280-

350 cubic feet per ton of coal.

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

      We have determined to use horizontal drilling techniques to evaluate the Enhong-Laochang project. Under that production sharing contract (PSC), we were originally required to drill two additional conventional wells to satisfy requirements of Phase I. The China United Coal Bed Methane Corporation (CUCBM) has agreed to revise these terms to allow us to fracture and test one of the wells we have drilled and then drill two slim hole vertical wells to satisfy the requirements of Phase I by March 31, 2005. We would drill the first horizontal well in 2005 if we elect to begin Phase II. We have incurred costs of approximately $1 million in the first nine months of 2004 and expect to incur additional costs of approximately $600,000 in the remaining three months of 2004 in the Enhong-Laochang project, including $100,000 to be paid to CUCBM for mineral exploration rights. We expect to fund these activities with our existing capital at September 30, 2004 and from funds to be raised in the remainder of 2004.

      We are obligated to perform a hydraulic fracture on one of three vertical wells we drilled in the Yunnan Province for Phase I. We also are obligated to drill and test two slim hole vertical wells and gather additional seismic data by March 31, 2005 to satisfy the Phase I obligation. Additionally, we are obligated to drill one horizontal well by December 31, 2005 to satisfy our Phase II obligation if we elect to begin Phase II.

SHANXI PROVINCE, CHINA

      We have entered into farmout agreements and an assignment agreement with Phillips China, Inc., a subsidiary of Conoco Phillips, Inc., (Phillips) under which we agreed to acquire a net undivided interest of 40% from Phillips in two production-sharing contracts in Shanxi Province. As currently structured, we have a 40% interest in the projects, Phillips has retained a 30% interest and CUCBM has a 30% interest. The assignment agreement and appropriate amendments to the PSCs substituting us for Phillips as the principal party and operator were approved by CUCBM on March 15, 2004, and ratified by the PRC Ministry of Commerce on March 22, 2004.

      The agreements obligate us, at our expense, to fracture stimulate and production test three exploration wells that were drilled by Phillips. During the third quarter of 2004, CUCBM has agreed to revise that requirement to allow us to perform a hydraulic fracture of one of those wells to satisfy the Phase I requirement by January 31, 2005. We anticipate the cost of this effort to be approximately $300,000. We began fracturing and testing the QN-002 well during the third quarter of 2004. In September 2004, the hydraulic fracture stimulation test was successfully completed on the QN-002 well drilled previously by Phillips on its acreage in the Qinnan Block located in the Shanxi Province of China. The test was performed on the #3 coal seam at a depth of 550 meters (1,880 feet). The well is in the process of being dewatered.

      If testing proves satisfactory, we have the option to extend into Phase II of exploration at our own expense. CUCBM has agreed to revise the terms of Phase II of exploration to require two horizontal wells in the Shouyang block by December 31, 2005 instead of the previously required three additional vertical wells. If we successfully complete the Phase II, Phillips will have the option to elect to either retain its net undivided 30% participating interest, or take an overriding royalty interest, which will be capped at 3.5% of the total participating interest.

      If we elect to commit to Phase III in the Shanxi province, we would be required to drill one horizontal well, which is a revision from two horizontal wells previously required. Phase III would terminate on July 1, 2007.

      In the first nine months of 2004, we incurred costs of approximately $550,000 and expect to incur additional costs of approximately $500,000 in the remaining three months of 2004 to perform the required tests and cover costs related to CUCBM salary fees, training fees, exploration fees and assistance fees required by the production sharing contracts for these projects.

      Our agreements with Phillips required that we post a $1 million bank guarantee or surety bond by May 14, 2004 to guarantee performance of the evaluation and work program to test existing wells. On May 14, 2004, we placed $1 million into escrow to satisfy this bond. An additional $900,000 bond or escrow account will be required if we elect to enter Phase II. We have the option to escrow the full amount of each required guarantee in lieu of a bond. Required funding for these activities is expected to come from a combination of existing capital and funds to be raised during the remainder of 2004.

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

EASTERN MONTANA

      Through our wholly owned subsidiary Newark Valley Oil & Gas, Inc., we have acquired undeveloped acreage on our Montana leases, which we hope will demonstrate the existence of gas in commercial quantities. However, our first priority is to complete our exploration obligations in China because we believe our properties in China represent our greatest potential return on investment. We expect to expend approximately $1,000 in the fourth quarter of 2004 to pay lease rentals in Montana.

      We do not expect that we will have funds available in the foreseeable future for our Montana property, and we are evaluating whether to pursue a farmout agreement or possible sale to outside third parties. However, should funds become available for our Montana project, we would expend between $1.5 and $2 million to drill ten shallow wells as well as stimulate and construct a gathering system. Assuming good results for the first ten well program, we would then proceed to drill an additional 20 to 30 wells thereafter to evaluate the potential of constructing a pipeline to gain greater access to gas markets on the Northern Border pipeline. The cost of constructing a pipeline is estimated at $5 to $6 million. Continued development of this property could accelerate once a pipeline is constructed and reach a pace of 50 to 75 wells per year for a period of four to five years, at a cost of $8.5 to $12.7 million per year.

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

RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB/A for the fiscal year ended December 31, 2003; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003.

      We had no operating revenue for the nine and three months ended September 30, 2004 and no revenue for the same periods in 2003. Our operating expenses for the nine months ended September 30, 2004 decreased by 5% to $4,484,000 as compared to $4,712,000 for the same period in 2003. Our operating expenses for the three months ended September 30, 2004 decreased 40% to $2,019,000 as compared to $3,365,000. The expenses we incurred in 2004 as compared to 2003 are set forth in the table below.

                                                   Nine Months Ended                            Three Months Ended
                                                  September 30, 2004                            September 30, 2003
                                         ----------------------------------------    ------------------------------------------
                                                                        Percent                                        Percent
                                            2004            2003         Change          2004             2003          change
                                         ----------     ------------    ---------    ------------    -------------    ---------
Geologic and engineering services        $  493,000     $   295,000          67%      $  253,000      $    30,000          743%
Impairment loss                                   -       2,369,000        -100%               -        2,369,000         -100%
Other consulting and professional
   services                                 659,000         661,000           -          444,000          536,000          -17%
Compensation                                815,000         646,000          26%         376,000          143,000          163%
Stock compensation                          447,000               -           -           14,000                -            -
Travel                                      355,000         226,000          57%         164,000           45,000          264%
Legal and accounting                        986,000         139,000         609%         509,000           18,000         2728%
Loss on investment in joint venture               -          22,000        -100%               -                -            -
Amortization                                 23,000          44,000         -48%               -           15,000         -100%
General and administrative                  706,000         310,000         128%         259,000          209,000           24%
                                         ----------     -----------                   ----------      -----------
       Total                             $4,484,000     $ 4,712,000          -5%      $2,019,000      $ 3,365,000          -40%
                                         ==========     ===========                   ==========      ===========

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

      Geologic and engineering services increased by approximately $198,000 or 67% from $295,000 during the nine months ended September 30, 2003 to $493,000 during the nine months ended September 30, 2004. The increase is a result of leasehold rentals of $178,000 and additional costs incurred in the Shanxi block in China. Our first well in the Enhong-Laochang block in Yunnan Province was completed on November 30, 2003, and the costs to drill this well are currently capitalized in unevaluated wells in property and equipment, pending whether proved reserves are located. Statement of Financial Accounting Standards No. 19, (SFAS 19) requires that well costs which do not locate proved reserves within one year after completion be expensed. We do not anticipate locating proved reserves within the one year allowed, and expect to expense the cost of this well in the fourth quarter of 2004. The capitalized costs for this well as of September 30, 2004 are approximately $500,000. Additionally, the remaining two wells in the Enhong-

Laochang block were completed in February 2004 and April 2004, and we anticipate that we may not locate proved reserves within the one year allowed and may expense the capitalized costs related to these wells in the first quarter and second quarter, respectively. The costs capitalized related to these two wells at September 30, 2004 were approximately $350,000 and approximately $375,000.

      We incurred no impairment expense during the nine months ended September 30, 2004. The carrying value of our Montana properties was reduced to the discounted net cash flows estimated at December 31, 2003. A reduction in natural gas prices, increase in exploration or development costs or increase in production costs could result in an additional impairment loss recorded in subsequent periods.

      Compensation increased by approximately $169,000 or 26% from $646,000 during the nine months ended September 30, 2003 to $815,000 during the nine months ended September 30, 2004 due to hiring in China and Houston for increased operations and financial personnel.

      Stock compensation expense increased approximately $447,000 during the nine months ended September 30, 2004. This increase was due to granting options at exercise prices below the market at the date of grant. We are recognizing compensation expense for the difference between the exercise price and the market value at the date of grant over the period the compensation is earned. No additional grants have been made at exercise prices below the market, and we expect that the expense will approximate $95,000 per quarter through the end of 2005.

      Travel expense increased approximately $129,000 or 57% from $226,000 during the nine months ended September 30, 2003 to $355,000 during the nine months ended September 30, 2004 due to additional travel by corporate personnel in Houston to China as the operations have increased in China.

      Legal and accounting expenses increased approximately $847,000 or 609% from $139,000 during the nine months ended September 30, 2003 to $986,000 during the nine months ended September 30, 2004. The primary reasons for this increased expense were the registration statement prepared in the third quarter, our response to the SEC's investigation regarding ownership of our stock, costs associated with amending a previously filed Form 10-KSB and quarterly reports and Sarbanes Oxley 404 reporting required at year end.

      General and administrative expense increased approximately $396,000 or 128% from $310,000 during the nine months ended September 30, 2003 to $706,000 during the nine months ended September 30, 2004. Included in this increase are overhead expenditures from expanded operating activities in China including professional fees for CUCBM and contract labor and expense for the granting of options to advisory board members who are not elected by our stockholders.

      Interest expense decreased $168,000 or 100% from the nine months ended September 30, 2003. The $168,000 reflects interest expense related to the beneficial conversion feature for the $300,000 notes payable executed in the second and third quarters 2003.

      Our loss before income taxes decreased to $4,473,000 for the nine months ended September 30, 2004, as compared to $4,879,000 for the same period of 2003. During the nine months ended September 30, 2003, we recorded an impairment loss on our Montana properties of $2,369,000 and recorded no impairment loss in the nine months ended September 30, 2004. The decrease in impairment loss was offset by increases in compensation expense, stock compensation, legal and accounting expense and general and administrative expense.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

      Geologic and engineering services increased by approximately $223,000 or 743% from $30,000 during the three months ended September 30, 2003 to $253,000 during the three months ended September 30, 2004. The increase is the result of $93,000 of leasehold rentals paid on the Montana properties and additional costs incurred in China as operations have increased. Our first well in the Enhong-Laochang block in Yunnan Province was completed on November 30, 2003, and the costs to drill this well are currently capitalized in unevaluated wells in property and equipment, pending whether proved reserves are located. Statement of

Financial Accounting Standards No. 19, (SFAS 19) requires that well costs which do not locate proved reserves within one year after completion be expensed. We do not anticipate locating proved reserves within the one year allowed, and expect to expense the cost of this well in the fourth quarter of 2004. The capitalized costs for this well as of September 30, 2004 are approximately $500,000. Additionally, the remaining two wells in the Enhong-Laochang block were completed in February 2004 and April 2004, we anticipate that we may not locate proved reserves within the one year allowed and may expense the capitalized costs related to these wells in the first quarter and second quarter, respectively. The costs capitalized related to these two wells at September 30, 2004 were $350,000 and $375,000.

      We incurred no impairment expense during the three months ended September 30, 2004. The carrying value of our Montana properties was reduced to the discounted net cash flows estimated at December 31, 2003. A reduction in natural gas prices, increase in exploration or development costs or increase in production costs could result in an additional impairment loss recorded in subsequent periods.

      Other consulting and professional services decreased approximately $92,000 or 17% from $536,000 during the three months ended September 30, 2003 to $444,000 during the three months ended September 30, 2004. The primary reason for this decrease is the reduction in contract personnel during the quarter.

      Compensation increased by approximately $233,000 or 163% from $143,000 during the nine months ended September 30, 2003 to $376,000 during the nine months ended September 30, 2004 due to hiring in China and Houston for increased operations and financial personnel.

      Travel costs increased approximately $119,000 or 264% from $45,000 during the three months ended September 30, 2003 to $164,000 during the three months ended September 30, 2004 due to additional travel by corporate personnel in Houston to China as the operations have increased in China.

      Legal and accounting expenses increased approximately $491,000 or 2,728% from $18,000 during the three months ended September 30, 2003 to $509,000 during the three months ended September 30, 2004. The primary reasons for this increased expense were our registration statement prepared during the quarter, response to the SEC's investigation regarding ownership of our stock, costs associated with amending a previously filed Form 10-KSB and quarterly reports and costs related to Sarbanes Oxley Section 404 reporting required at year end.

      General and administrative expense increased approximately $50,000 or 24% from $209,000 during the three months ended September 30, 2003 to $259,000 during the three months ended September 30, 2004. Included in this increase are overhead expenditures from expanded operating activities in China including professional fees for CUCBM and contract labor and expense for the granting of options to advisory board members who are not elected by our stockholders.

      Interest expense decreased $126,000 or 100% from the three months ended September 30, 2003. The $126,000 reflects interest expense related to the beneficial conversion feature for the $300,000 notes payable executed in the second and third quarters 2003.

      These increased expenses resulted in our loss before income taxes decreasing to $2,013,000 for the three months ended September 30, 2004, as compared to $3,491,000 for the same period of 2003. During the three months ended September 30, 2003, we recorded an impairment loss on our Montana properties of $2,369,000 and recorded no impairment loss in the three months ended September 30, 2004. The decrease in impairment loss was offset by increases in compensation expense, travel expense, legal and accounting expense and general and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2004, our cash and cash equivalents were $2,144,000, as compared to $2,326,000 as of December 31, 2003.

      Cash used in operating activities for the nine months ended September 30, 2004 was $4,235,000 as compared to cash used in operating activities for the same period of 2003 of $1,798,000. This change is mainly attributable to our increased cash operating expenses, including compensation, legal and accounting and general and administrative expenses and the reduction of accounts payable balances.

      Cash used in investing activities increased to $1,955,000 for the nine months ended September 30, 2004 as compared to $529,000 for the same period in 2003. This increase is primarily attributable to placing $1 million in escrow for a performance guarantee and our drilling of three wells in Yunnan Province in China and initiating fracturing of a well in the Shanxi Province in China.

      Cash provided by financing activities increased to $6,008,000 for the nine months ended September 30, 2004 as compared to $5,182,000 for 2003. The increase in cash provided by financing activities reflects proceeds from the exercise of warrants and sales of investment units in 2004. During the nine months ended September 30, 2004, we have raised net proceeds of approximately $2.227 million in an equity offering involving the sale of 128 investment units. Each unit consisted of 10,000 shares of our common stock and a warrant to purchase 10,000 shares of our common stock at $2.50 per share. We also have raised net proceeds of $1.056 million in a private placement of equity to accredited investors in the second quarter of 2004 which included the issuance of 550,000 shares of our restricted common stock at $2.00 per share and 550,000 warrants to purchase shares of our restricted common stock at $2.50 per share. Further during the period beginning January 1, 2004 through November 9, 2004, we have received a total of $2,759,980 upon the exercise of warrants to purchase 2,759,980 shares of our common stock.

      We anticipate incurring approximately $3.9 million in exploration and development expenses in the full year of 2004, including $1 million already placed in escrow that acts as a work performance guarantee on the Shanxi block. This is a decrease of $1.3 million from amounts projected in the second quarter of 2004 as we have delayed certain capital expenditures. In addition to these anticipated costs, if we elect to enter into Phase II of the Phillips agreements in Shanxi and post additional cash reserves in lieu of performance bonds, we would be required to place $900,000 in escrow. For further discussion concerning our Phillips agreements in Shanxi, see "2004 Plan of Operation - Shanxi Province, China" above. During the nine months ended September 30, 2004, we have incurred approximately $1.8 million for exploration and development expenses.

      We anticipate that cash expenditures for 2005 exploration and development expenses would include:

            - Yunnan Province Phase I. Drill two slim hole vertical wells ($250,000), complete the fracture and test of one well ($200,000) and field costs $(100,000) to be completed by March 31, 2005;

            - Yunnan Province Phase II. Drill one horizontal well ($1.3 million) by December 31, 2005, if we commit to Phase II; and

            - Shanxi Province Phase II. Drill and test two horizontal wells ($2.6 million) in Shouyang block to be completed by December 31, 2005, if we commit to Phase II.

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

      We do not currently have the funds to complete our current and proposed business operation in China and Montana or sustain our operating losses. Therefore, our ability to continue as a going concern depends upon our ability to raise additional, substantial funds for use in our planned development activities, and upon the success of our planned exploration and development activities. To develop our projects in China over the long term, we need to obtain funding to satisfy significant expenditures for exploration and development of those projects, if they are successful.

      We intend to obtain these funds by various methods, which might include the issuance of equity securities, continued exercise of warrants issued to investors in conjunction with the recently completed private offerings, obtaining farm-out partners and the potential sale of property interests among other alternatives. Therefore, we intend to continue to seek to raise equity or debt financing. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all. If our operating requirements vary materially from those currently planned, we may require more financing than currently anticipated. Borrowing money may involve pledging some or all or our assets. Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing stockholders. If we cannot obtain additional financing in a timely manner, we will not be able to continue our operations. Since there can be no guarantee of future fundraising success, and since the success of exploratory drilling can never, by definition be guaranteed, there is substantial doubt about our ability to continue as a going concern. The reports we received from our independent auditors covering our fiscal years ended December 31, 2003 and 2002 financial statements contain an explanatory paragraph that states that our net losses since our inception and no established source of revenues raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. Although there can be no assurances, management believes that we will continue to be successful in raising the funds necessary to explore for gas, and, assuming success in those exploratory efforts, to raise the funds necessary for production and development.

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

      Impairment of unproved oil and gas properties. Unproved leasehold costs and exploratory drilling in progress are capitalized and are reviewed periodically for impairment. Costs related to impaired prospects or unsuccessful exploratory drilling are charged to expense. The estimated fair value of unproved leasehold costs includes the present value of probable reserves discounted at rates commensurate with the risks involved in each classification of reserve. Our assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impacts the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future, as it may not be economical to develop some of these unproved properties. As of September 30, 2004, we had total unproved oil and gas property costs of approximately $3.1 million consisting of undeveloped leasehold costs of $1.5 million in Montana, $0.2 million in China and unevaluated exploratory drilling costs of $1.4 million incurred in China.

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

      Stock options. We apply Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for our stock option agreements with employees and the board of directors and have adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation". Compensation cost for stock options granted to employees and the board of directors has been recognized for certain options granted at an exercise price below market value. We apply SFAS No. 123 to the options granted to non-employees and members of our board of advisors, recording compensation expense at the fair value of the options.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

            There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            Jawaharlal Gondi, one of our Directors, has notified us that he intends to file a claim against us for unpaid compensation and expenses and an unpaid promissory note incurred during 2003. The claim totals approximately $230,000. However, we have written to Mr. Gondi's lawyer denying his claims for compensation in excess of what he has already been paid and denying the note claim. We have acknowledged some of the expense claims and paid them in part. At September 30, 2004, the unpaid expense claims amounted to approximately $42,000, which amount we acknowledged and recorded as a liability on our financial statements. As of the date of this report, we do not believe any legal action has been filed against us regarding these claims.

ITEM 2. UNREGISTERED SHARES OF EQUITY AND USE OF PROCEEDS

            In August 2004, we issued 11,250 shares of common stock upon the exercise of warrants granted in our private placement offering that closed on October 7, 2003. We received an aggregate exercise price of $11,250, and no commission was paid on the exercise of these warrants. All of the shares were issued pursuant to exemptions from registration under Sections 3(b) and 4(2) of the Securities Act of 1933. The proceeds were used for exploration activities.

            During the quarter ended September 30, 2004, we issued 9,000 restricted shares of common stock as payment of advisory fees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

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

ITEM 6. EXHIBITS

         (a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits of this Form 10-Q, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Far East Energy Corporation

                                       /s/ Michael R. McElwrath
                                      ------------------------------------------
                                      Michael R. McElwrath
                                      Chief Executive Officer, President and
                                      Chairman of the Board (Principal
                                      Executive Officer)

                                       /s/ Bruce N. Huff
                                      ------------------------------------------
                                      Bruce N. Huff
                                      Chief Financial Officer (Principal
                                      Financial Officer)

Date:  November 15, 2004

                                INDEX TO EXHIBITS

Exhibits marked with an asterisk have been filed previously with the Securities and Exchange Commission and are incorporated herein by reference.

EXHIBIT NO.      PAGE NO.                                                       DESCRIPTION
-----------      --------                                                       -----------
3(i)                *                    Articles of Incorporation of the Company. (Incorporated by reference from the Company's
                                         Form 10-SB12G filed on March 16, 2001.)

3(ii)               *                    Amendment to Articles of Incorporation of the Company dated January 10, 2002. (Incorporated by reference from the Company's Form 10-KSB/A filed on November 9, 2004.)

3(iii)              *                    Amendment to Articles of Incorporation of the Company dated February 6, 2003. (Incorporated by reference from the Company's Form 10-KSB/A filed on November 9, 2004.

3(iv)               *                    Bylaws of the Company. (Incorporated by reference from the Company's Form 10SB12G filed on
                                         March 16, 2001.)

3(v)                *                    Amendment to the Bylaws of the Company dated March 3, 2003. (Incorporated by reference from the Company's Form 10-KSB/A filed on November 9, 2004.)

3(vi)               *                    Amendment to the Bylaws of the Company dated May 23, 2004. (Incorporated by reference from the Company's form 10-QSB/A filed on May 13, 2004.)

10(i)               *                    McElwrath Employment Agreement (Incorporated by reference from the Company's Form 10-KSB, filed on April 14, 2004.)

10(ii)              *                    Montana Merger Agreement. (Incorporated by reference from the Company's form 8-K filed
                                         January 15, 2003.)

10(iii)             *                    Production Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and
                                         Laochang, Yunnan Province, the People's Republic of China, by and between china United
                                         Coalbed Methane Corp. Ltd. and the Company, dated January 25, 2002.  (Incorporated by reference from the Company's Form 8-K filed February 11, 2002.)

10(iv)              *                    Production Sharing Contract for Exploitation of Coalbed Methane Resources in Zhoutong,
                                         Yunnan Province, the People's Republic of china, by and between china United Coalbed
                                         Methance Corp. Ltd. and the Company, dated January 25, 2002. (Incorporated by reference from the Company's Form 8-K filed February 11, 2002.)

10(v)               *                    Sino-Foreign Cooperative Joint Venture Contract (Incorporated by reference from the
                                         Company's Form 8-K, filed June 6, 2002.)

10(vi)              *                    Approval Certificate from the Ministry of Foreign Trade and Economic Cooperation dated
                                         December 30, 2002. (Incorporated by reference from the Company's Form 8-K filed March 13,
                                         2003.)

10(vii)             *                    Memo of Understanding with Phillips China, Inc. (Incorporated by reference from the
                                         Company's Form 8-K filed March 13, 2003.)

10(viii)            *                    Farmout Agreement-Qinnan. (Incorporated by reference from the Company's Form 10-QSB/A filed
                                         December 23, 2003.)

10(ix)              *                    Farmout Agreement-Shouyang. (Incorporated by reference from the Company's Form 10-QSB/A filed December 23, 2003.)

10(x)               *                    Assignment Agreements on the Qinnan CMB blocks. (Incorporated by reference from the
                                         Company's Form 10-QSB/A filed December 23, 2003.)

10(xi)              *                    Assignment Agreements on the Shouyang CMB blocks.

                                         (Incorporated by reference from the Company's Form 10-QSB/A filed December 23, 2003.)

10(xii)             *                    Bruce N. Huff Employment Agreement. (Incorporated by reference from the Company's Form S-2 registration statement filed on July 23, 2004.)

10(xiii)            *                    Escrow Agreement.  (Incorporated by reference from the Company's Form S-2 registration statement filed on July 23, 2004.)

31.1               28                    302 Certification of Chief Executive Officer

31.2               29                    302 Certification of Chief Financial Officer

32.1               30                    906 Certification of Chief Executive Officer

32.2               31                    906 Certification of Chief Financial Officer