Form 10-Q
period 2005-03-31
FAR EAST ENERGY CORP
filed 2005-05-09
CIK 1124024

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)
    [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

    [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _________________ TO ____________________

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

      Common Stock, par value $.001 per share. Shares outstanding on April 29, 2005: 77,449,910

                           FAR EAST ENERGY CORPORATION
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                PART I
Item 1.   Financial Statements
             Consolidated Balance Sheet                                      3
             Consolidated Statement of Operations                            4
             Consolidated Statement of Cash Flows                            5
             Notes to the Consolidated Financial Statements                  6

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                           13
Item 3.   Quantitative and Qualitative Disclosures About Market Risk         21
Item 4.   Controls and Procedures                                            21

                                PART II
Item 1.   Legal Proceedings                                                  21
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        21
Item 3.   Defaults Upon Senior Securities                                    21
Item 4.   Submission of Matters to a Vote of Security Holders                21
Item 5.   Other Information                                                  21
Item 6.   Exhibits                                                           22
          Signatures                                                         22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           FAR EAST ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                                                             March 31,
                                                                               2005        December 31,
                                                                            (unaudited)        2004
                                                                           -------------   -------------
                                 ASSETS
Current assets
   Cash and cash equivalents                                               $ 10,504,000    $ 11,418,000
   Stock subscriptions receivable                                                     -         250,000
   Prepaids and other current assets                                             79,000          98,000
                                                                           ------------    ------------
       Total current assets                                                  10,583,000      11,766,000
                                                                           ------------    ------------

Restricted cash                                                               1,000,000       1,000,000
Property and equipment, net                                                   2,395,000       2,647,000
                                                                           ------------    ------------
           Total assets                                                    $ 13,978,000    $ 15,413,000
                                                                           ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                                        $  1,408,000    $    940,000

Commitments and contingencies

Stockholders' equity
   Preferred stock, $.001 par value, 500,000,000 shares authorized, none
       outstanding                                                                    -               -
   Common stock, $0.001 par value, 500,000,000 shares authorized,
       77,444,910 and 76,542,410 issued and outstanding, respectively            78,000          77,000
   Additional paid in capital                                                29,908,000      29,716,000
   Additional paid in capital-outstanding stock options                       2,213,000       2,061,000
   Deficit accumulated during the development stage                         (19,625,000)    (17,377,000)
   Accumulated other comprehensive loss                                          (4,000)         (4,000)
                                                                           ------------    ------------
       Total stockholders' equity                                            12,570,000      14,473,000
                                                                           ------------    ------------
           Total liabilities and stockholders' equity                      $ 13,978,000    $ 15,413,000
                                                                           ============    ============

          See accompanying notes to consolidated financial statements.

                           FAR EAST ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                    Three Months Ended
                                                 Cumulative              March 31,
                                                   During       ----------------------------
                                                Development                        2004
                                                   Stage            2005        (restated)
                                                ------------    -------------   ------------
Revenues                                        $          -    $         -     $          -
                                                ------------    ------------    ------------
Expenses:
   Geologic and engineering services               1,200,000           6,000         122,000
   Exploration costs                               1,254,000         704,000               -
   Impairment loss                                 3,778,000               -               -
   Other consulting and professional services      1,602,000         283,000          83,000
   Compensation                                    3,200,000         335,000         201,000
   Stock compensation                              1,610,000          97,000         207,000
   Travel                                          1,621,000         104,000          84,000
   Legal and accounting                            2,527,000         537,000         208,000
   Loss on investment in joint venture                22,000               -               -
   Amortization of contract rights                    81,000               -          23,000
   General and administrative                      2,617,000         211,000         341,000
                                                ------------    ------------    ------------
       Total expenses                             19,512,000       2,277,000       1,269,000
                                                ------------    ------------    ------------
Other Expenses (Income):
   Interest expense                                  178,000           1,000               -
   Interest income                                   (66,000)        (30,000)         (1,000)
   Foreign currency exchange loss                      1,000               -               -
                                                ------------    ------------    ------------
       Total other expense (income)                  113,000         (29,000)         (1,000)
                                                ------------    ------------    ------------
Loss before income taxes                         (19,625,000)     (2,248,000)     (1,268,000)

Income taxes                                               -               -               -
                                                ------------    ------------    ------------
Net loss                                         (19,625,000)     (2,248,000)     (1,268,000)
Accumulated deficit-beginning of period                          (17,377,000)     (9,373,000)
                                                ------------    ------------    ------------
Accumulated deficit-end of period               $(19,625,000)   $(19,625,000)   $(10,641,000)
                                                ============    ============    ============

Earnings per share:
   Basic and diluted                                            $      (0.03)   $      (0.02)
                                                                ============    ============

Weighted average shares outstanding:
   Basic and diluted                                              77,306,716      56,307,401
                                                                ============    ============

        See the accompanying notes to consolidated financial statements.

                           FAR EAST ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                          Cumulative     For the Three Months Ended
                                                            During                March 31,
                                                          Development    ---------------------------
                                                             Stage           2005            2004
                                                         -------------   -------------   ------------
Cash flows from operating activities
   Net loss                                              $(19,625,000)   $ (2,248,000)   $(1,268,000)
   Adjustments to reconcile net loss to cash used in
       operating activities:
       Depreciation and amortization                          138,000           6,000         29,000
       Stock issued to pay expense                             75,000          17,000         14,000
       Stock compensation                                   2,213,000         152,000        207,000
       Loss on investment in joint venture                     22,000               -              -
       Unsuccessful exploratory well cost                   1,226,000         676,000              -
       Impairment expense                                   3,778,000               -              -
       Interest expense--beneficial conversion feature        168,000               -              -
       Decrease (increase) in prepaids and other
           current assets                                     (79,000)         19,000       (180,000)
       Increase in accounts payable                         1,564,000         644,000        556,000
       Decrease in other liabilities                                -               -       (105,000)
                                                         ------------    ------------    -----------
           Net cash used in operating activities          (10,520,000)       (734,000)      (747,000)
                                                         ------------    ------------    -----------

Cash flows used in investing activities
   Loss on investment in joint venture                        (22,000)              -              -
   Additions to unproved oil and gas properties            (4,837,000)     (1,483,000)      (600,000)
   Additions to other property                               (200,000)        (47,000)        (2,000)
   Sale of oil and gas property                             1,100,000       1,100,000              -
   Increase in restricted cash                             (1,000,000)              -              -
                                                         ------------    ------------    -----------
           Net cash used in investing activities           (4,959,000)       (430,000)      (602,000)
                                                         ------------    ------------    -----------

Cash flows from financing activities
   Net proceeds from the issuance of notes payable            300,000               -              -
   Net proceeds from the sale of common stock              22,579,000               -         20,000
   Net proceeds from the exercise of warrants               2,858,000               -        259,000
   Decrease in subscription receivable                        250,000         250,000              -
                                                         ------------    ------------    -----------
           Net cash provided by financing activities       25,987,000         250,000        279,000
                                                         ------------    ------------    -----------

Effect of exchange rate changes on cash                        (4,000)              -              -
                                                         ------------    ------------    -----------
Increase (decrease) in cash and cash equivalents           10,504,000        (914,000)    (1,070,000)
Cash and cash equivalents--beginning of period                      -      11,418,000      2,326,000
                                                         ------------    ------------    -----------

Cash and cash equivalents--end of period                 $ 10,504,000    $ 10,504,000    $ 1,256,000
                                                         ============    ============    ===========

        See the accompanying notes to consolidated financial statements.

                           FAR EAST ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

      We were incorporated in the State of Nevada on February 4, 2000, and on January 10, 2002 we changed our name to Far East Energy Corporation. We are an independent energy company engaged in the acquisition, exploration and development of coalbed methane properties in the People's Republic of China
(PRC) and, prior to the sale of our properties in Montana in February 2005, natural gas in Montana. We are a development stage company, and our activities have been limited to organizational activities, including developing a strategic operating plan, capital funding, hiring personnel, entering into contracts acquiring rights to explore for, develop, produce and sell oil and gas or coalbed methane (CBM), and drilling, testing and completion of exploratory wells.

Basis of Presentation

      The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate our continuation as a going concern. Note 2, "Going Concern," describes the factors which raise substantial doubt about our ability to continue as a going concern, and management's plan. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The accompanying financial statements should be read in conjunction with our annual financial statements and notes thereto included in our 2004 Form 10-K.

      In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net loss or stockholders' equity.

Stock-based Compensation

      We account for our stock-based compensation to employees and directors under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees,(APB 25) and related interpretations, and we have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) as amended by Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123 (SFAS No.148). Had compensation cost for these agreements been determined consistent with the provisions of SFAS No. 123, our stock-based compensation expense, net loss and loss per share would have been adjusted to the following pro forma amounts:

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                                2005            2004
                                                                            ------------   -------------
Net loss as reported                                                        $(2,248,000)    $(1,268,000)
Add:
   Stock-based employee compensation costs included in net loss                  97,000         207,000
Deduct:
   Stock-based employee compensation expense determined
       under fair value method for all awards, net of related tax effects      (401,000)     (1,212,000)
                                                                            -----------     -----------
Pro forma net loss                                                          $(2,552,000)    $(2,273,000)
                                                                            ===========     ===========
Basic and diluted loss per share:
   As reported                                                              $     (0.03)    $     (0.02)
                                                                            ===========     ===========
   Pro forma                                                                $     (0.03)    $     (0.04)
                                                                            ===========     ===========

      We estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield at 0%; expected volatility of approximately 50%; risk-free interest rate of 0.9% to 3.6% and expected lives of five to ten years for the options.

Noncash transactions

      During the three months ended March 31, 2005, 15,000 shares of common stock were issued as payment of consulting fees, valued at approximately $17,000. Additionally, we issued warrants valued at approximately $176,000 to an investor claiming antidilution protection provisions under an earlier private placement. We recorded a liability for the estimated claim at December 31, 2004, and settled it with warrants on January 10, 2005. During the three months ended March 31, 2004, 6,000 shares of common stock were issued as payment of consulting fees, valued at approximately $14,000.

Recent Accounting Pronouncement
Stock-based Compensation

      On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)), which is a revision of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (SFAS 123), SFAS 123(R) supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS123(R) will require all share-based payments to employees, including grants of stock options to employees and members of the board of directors, to be recognized in our consolidated statements of operations based on their fair values. Pro forma disclosure is no longer an alternative.

      SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

      - A "modified prospective" method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees and members of the board of directors prior to the adoption of SFAS 123(R) that remains unvested on the adoption date.

      - A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures.

      On April 21, 2005, the SEC announced the adoption of a new rule that amends the compliance date for SFAS 123(R) so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS 123(R) beginning with the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. We have elected to adopt the provisions of SFAS 123(R) on January 1, 2006 using the modified prospective method.

      As permitted by SFAS 123, we currently account for share-based payments to employees and members of the board of directors using the intrinsic value method prescribed by APB 25 and related interpretations. As such, we recognize compensation expense to the extent that the exercise price of the options is below the market price on the date of grant for employee and director stock options. Accordingly, we anticipate that the adoption of SFAS 123(R)'s fair value method will have a significant impact on our future results of operations. If we had adopted SFAS 123(R) in prior periods, the impact would have approximated the impact of SFAS 123 as described in the pro forma net loss and loss per share disclosures above. We have recorded options granted to our technical advisors and consultants at fair value on the date of grant, and there will be no effect on our results of operations for those options.

Accounting for Suspended Well Costs

      On April 4, 2005, the Financial Accounting Standards Board Staff issued FASB Staff Position FAS 19-1, Accounting for Suspended Well Costs, which addresses whether there are circumstances under the successful efforts method of accounting for oil- and gas-producing activities that would permit the continued capitalization of exploratory well costs beyond one year, other than when additional exploration wells are necessary to justify major capital expenditures, and those wells are under way or are firmly planned for the near future. The FASB Staff Position states that the staff believes that exploratory well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well, and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. The Staff Position provides a list of indicators that an enterprise is making sufficient progress and provides for new disclosures concerning the capitalized exploratory well costs that are pending the determination of proved reserves. The Staff Position will be applied prospectively to existing and newly capitalized exploratory well costs in the first reporting period after April 4, 2005. Early application of this guidance is permitted in periods for which the financial statements have not been issued. We will implement the Staff Position in the second quarter of 2005.

2. GOING CONCERN

      Our consolidated financial statements have been prepared in conformity with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have been in the development stage since our formation on February 4, 2000. We have incurred net losses since our inception, and we have not established a source of revenue. We have acquired an undeveloped natural resource that will require substantial exploration and development, management does not expect to generate meaningful revenues until at least 2006. These factors raise substantial doubt about our ability to continue as a going concern. Accordingly, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financing requirements, and the success of our future operations.

      Based on funds currently available to us and escrowed funds that we expect will become available to us during 2005, management believes that we have adequate cash resources to fund our operations and exploration and development operations in China through late 2005. However, to continue to operate and explore and develop our projects in China, we will need to raise additional funds before the end of 2005. Management expects to raise additional funds through equity offerings or debt. Our ability to continue as a going concern depends upon our ability to raise substantial funds for use in our development activities and upon the success of our planned exploration and development activities. There can be no guarantee of future fundraising success. The success of exploratory drilling is uncertain. However, management believes that we will continue to be successful in raising the funds necessary to explore for gas and, assuming success in those exploratory efforts, raising the funds necessary for production and development. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. RESTATEMENT OF FINANCIAL STATEMENTS

      Our previously issued consolidated statement of operations for the three months ended March 31, 2004 has been restated to reflect the change in the beginning accumulated deficit as described below:

Acquisition

      For the year ended December 31, 2003, we recorded a stock and cash for stock acquisition at the estimated realizable value of the assets of $1,450,000. We have determined that the assets should have been valued using the value of the stock as quoted in the OTC exchange at the date of the consummation of the agreement (August 21, 2003) thereby resulting in an acquisition value of the assets of $4,778,000. Simultaneous to the consummation of the agreement, we recorded an impairment loss of $3,328,000 to reduce the acquired assets to their estimated realizable value of $1,450,000. Accordingly, the beginning balance of the deficit accumulated during the development stage was increased by $3,328,000.

Beneficial Conversion Feature

      During 2003, we issued convertible debt with a conversion rate below fair value at issuance. We have determined that interest expense of approximately $168,000 for the year ended December 31, 2003 should have been recognized for the beneficial conversion feature inherent in the debt instruments. Accordingly, the beginning balance of the deficit accumulated during the development state was increased by $168,000.

      The cumulative impact of all restatements described above on our deficit accumulated during the development stage as follows:

                                                              As Previously Reported   As Restated
                                                              ----------------------   -----------
Balance of deficit accumulated during the development stage
January 1, 2004                                                    $(5,877,000)        $ (9,373,000)
March 31, 2004                                                      (7,145,000)         (10,641,000)

4. DISPOSITION OF MONTANA PROPERTIES

      On February 2, 2005, Newark Valley Oil & Gas, Inc. entered into a purchase and sale agreement with Zier & Associates, Ltd. for the sale of our oil and gas leasehold interests and other property interests in Montana. As a condition to the sale of our Montana properties, we acquired certain overriding royalty interests in adjoining acreage for $100,000, which were also sold to Zier & Associates, Ltd. under the terms of the purchase agreement. The transaction closed on February 2, 2005. At the closing, we received gross proceeds of $1,135,000 from the sale of the Montana properties (including the overriding royalty interests) described above. Proceeds net of the cost of selling the Montana properties were $1,100,000. We recorded an impairment loss of $450,000 in the fourth quarter of 2004 as a result of comparing the net proceeds, which we believe to be a measure of the value of properties, to the carrying value. We will remain responsible for the payment of expenses and related accounts payable attributable to the Montana properties to the extent that they relate to the time prior to February 2, 2005. We recorded no gain or loss on the sale of the Montana properties.

      Our consolidated balance sheet as of March 31, 2005 includes the sale of our Montana properties. The following selected unaudited pro forma financial information presents our consolidated operating results for the three months ended March 31, 2005 and the year ended December 2004 as if we sold the Montana properties on January 1, 2004:

                                       Three Months Ended      Year Ended
                                         March 31, 2005     December 31, 2004
                                       ------------------   -----------------
Revenues                                 $           -        $           -
Loss before income taxes                    (2,247,000)          (7,494,000)
Basic and diluted net loss per share     $       (0.03)       $       (0.12)

      The unaudited pro forma financial information presented above is not necessarily indicative of the results of operations we might have realized had the transaction been completed at the beginning of the earliest period presented, nor do they necessarily indicate our consolidated operating results for any future period.

5. PROPERTY AND EQUIPMENT

Property and equipment includes the following:

                                             March 31,     December 31,
                                               2005            2004
                                            ------------   ------------
Unproved leasehold costs                    $   375,000    $ 1,375,000
Unevaluated wells costs                       1,958,000      1,251,000
Furniture and equipment                         194,000        147,000
                                            -----------    -----------
                                              2,527,000      2,773,000
Accumulated depreciation and amortization      (132,000)      (126,000)
                                            -----------    -----------
                                            $ 2,395,000    $ 2,647,000
                                            ===========    ===========

      Depreciation expense for the three months ended March 31, 2005 and 2004 was approximately $6,000.

      During the first quarter of 2004, we completed drilling a well in the Yunnan Province and capitalized it pending whether proved reserves were attributed. A one year evaluation period is provided under Statement of Financial Accounting Standards No. 19. If significant capital expenditures are required to classify the reserves discovered as proved, such as additional exploratory wells to be drilled or construction of transportation equipment, this one year period my be extended if the well has found a commercially producible quantity of reserves and drilling in the area is firmly planned or underway. During the first quarter of 2005, we expensed approximately $394,000 of unevaluated well costs to exploration costs related to this well as proved reserves were not located within the one year period following its completion, and the well did not qualify for continued capitalization.

6. COMMITMENTS AND CONTINGENCIES

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

Production Sharing Contract for Yunnan Province

      We serve as operator under the production sharing contract to develop the Enhong and Laochang areas in the Yunnan Province. The term of the production sharing contract with CUCBM consists of a two-phase exploration period, a development period and a production period. Under our Phase I requirements of the exploration period, we completed the drilling of two slim hole vertical wells during the first quarter. On February 25, 2005, we committed to begin Phase II, which requires that we begin drilling one horizontal well with a minimum of two laterals by December 31, 2005. During the exploration period, we hold a 100% participating interest in the properties, and we must bear all exploration costs for discovering and evaluating CBM-bearing areas. Prior to the beginning of the development period of any CBM field in the Enhong-Laochang project, CUCBM may elect to participate in the development of that CBM field at a level of between zero and 40%. If any CBM field is discovered, the development costs for that CBM field will also be borne by CUCBM and us in proportion to the respective participating interests.

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

      In addition to the wells we must drill, we are required to make other expenditures over the term of the production sharing contract, including, (1) CUCBM assistance fees and training fees for Chinese personnel costs $45,000 each per year during the exploration phase and $80,000 each per year during the development and production phase; (2) reimbursement of CUCBM for government-imposed fees for CBM exploration rights ($8,000 for the year ended December 31, 2004 and in proportion to our participating interest in the development and production periods); and (3) salary and benefits paid to CUCBM professionals, which are currently $15,800 per month. The allocation of salary and benefits for CUCBM professionals during the development and production periods shall be determined by CUCBM and us through consultation.

Shanxi Province Agreements

      We serve as operator under the production sharing contracts to develop the Shouyang Block and Qinnan Block in the Shanxi Province. The term of the production sharing contract with CUCBM consists of a three-phase exploration period, a development period and a production period. We committed to begin Phase II, which requires that we drill two horizontal wells in the Shouyang block by December 31, 2005. We have agreed to use our best commercial efforts to drill each of the horizontal wells to 4,000 meters in coal seam with a minimum requirement under our farmout agreements of 2,000 meters drilled in coal seam per well. If we elect to commit to Phase III we will be required to drill one horizontal well, under which we will attempt to drill to 4,000 meters in coal seam. We are required to complete Phase III by July 1, 2007. Our total work commitment in Phases II and III, if we elect to commit to Phase III, will consist of a total of 12,000 meters of horizontal drilling in coal seam for the three wells completed during the exploration period.

      We must bear all exploration costs for discovering and evaluating CBM-bearing areas during Phase II. If we successfully complete Phase II, Phillips China Inc. (Phillips) will have the option to elect to retain a net undivided 30% participating interest or an overriding royalty interest up to 3.5% of the total participating interest. Additionally, prior to the beginning of the development period of any CBM field in the Shanxi project, CUCBM may elect to participate in the development of that CBM field at a level of between zero and 30%. Therefore, depending upon whether Phillips and CUCBM elect to participate in the project, our interest will range from 40% (assuming full participation by Phillips and CUCBM) to 96.5% (assuming both CUCBM and Phillips choose not to participate).

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

      In addition to the wells we must drill, we are required to make other expenditures over the term of the production sharing contracts, including, (1) CUCBM assistance fees totaling $100,000 each per year during the exploration period and $240,000 per year during the development and production periods; (2) training fees for Chinese personnel working on the projects for $120,000 per year during the development and production periods; (3) signature fees totaling $300,000 which will be due within 30 days after first approval of the overall development plan following the exploration period; (4) reimbursement of CUCBM for government-imposed fees for CBM exploration rights ($240,000 for the twelve months ending February 2006 and in proportion to our participating interest in the development and production periods); and (5) salary and benefits paid to CUCBM professionals, which are expected to be $13,500 per month through June 2005. The allocation of salary and benefits for CUCBM professionals during the development and production periods shall be determined by CUCBM and us through consultation.

      We placed $1 million into escrow in May 2004 to guarantee performance of the evaluation and work program to test existing wells under our agreement with Phillips. In the event that we have not completed the drilling of the first horizontal well in Phase II by June 30, 2005, we will be required to increase the escrow account to $2.6 million. Notwithstanding the requirement to increase the amount of the escrow account to $2.6 million on June 30, 2005, subject to certain events described above, we shall have the right, each time subject to the prior written consent of Phillips, to drawdown amounts from this escrow account required to fund operations in Phase II after June 30, 2005. Each drawdown shall not exceed $250,000. Required funding for these activities is expected to come from existing capital.

U.S. Securities and Exchange Commission Trading Investigation

      In December 2003, we learned that we are the subject of an investigation by the SEC. We understand that the SEC may be investigating whether anyone has issued false or misleading statements in connection with purchases and sales of our common stock, whether anyone has profited from selling stock at artificially high prices due to the manipulative statements, and whether any individual or group has failed to file ownership reports with the SEC as required for 10% or more beneficial owners under Section 16 of the Securities Exchange Act of 1934 (the Exchange Act) or failed to file ownership reports with the SEC as required for 5% or more beneficial owners under Section 13 of the Exchange Act. Management does not know of any acquisitions in excess of 5% of our outstanding shares, except for those described in previous filings with the SEC under
Section 13 and Section 16 of the Exchange Act. We have supplied information to the SEC in response to their information requests, including, but not limited to, information on record ownership, stock transfers, sales of our securities and board of director and committee meetings, and we intend to cooperate with their investigation. We do not know what the outcome of their investigation may be.

      The Exchange Act and SEC rules require that a person or group of persons who acquire beneficial ownership of more than 5% of a class of equity securities that are registered under the Exchange Act must report their holdings in a
Schedule 13D. The Schedule 13D filing with the SEC within 10 days after they become 5% stockholders, and must thereafter report changes in their beneficial ownership of their securities. In addition, Section 16(a) of the Exchange Act generally requires that beneficial owners of more than 10% of a class of stock that is registered under the Exchange Act report changes in their holdings within 48 hours of an acquisition or disposition of the securities.

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

Insurance Contract

      Under our contract to purchase control of well and other related insurance, which we entered into on March 4, 2005, we will pay one-half of the premium in April 2005, approximately $80,000, and the remaining balance in four quarterly installments of approximately $20,000 each.

7. STOCKHOLDERS' EQUITY

                                              Common Stock
                                        ----------------------    Additional      Number of     Number of
                                         Number of                  Paid in       Warrants       Options
                                          Shares     Par Value      Capital      Outstanding   Outstanding
                                        ----------   ---------   -------------   -----------   -----------
Balance, January 1, 2005                76,542,410    $77,000    $ 29,716,000    16,800,689    10,218,000
Shares issued to compensate
   consultant                               15,000          -          17,000             -             -
Shares issued to fulfill antidilution
   provisions of previous issuances        887,500      1,000          (1,000)      750,000             -
Issuance of warrants                             -          -         176,000       375,000
Warrants surrendered                             -          -               -      (550,000)            -
Issuance of options                              -          -               -             -        80,000
Forfeiture of options                            -          -               -             -      (212,000)
                                        ----------    -------    ------------    ----------    ----------
Balance, March 31, 2005                 77,444,910    $78,000    $ 29,908,000    17,375,689    10,086,000
                                        ----------    -------    ------------    ----------    ----------

Issuances of Common Stock

      As a result of our private placements completed in December 2004, we issued a total of 887,500 shares of our common stock to two investors with antidilution protection provisions granted in previously completed private placements. The shares of our common stock were issued on January 13, 2005. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act upon the exemption provided in Section 4(2) of the Securities Act.

      We issued 5,000 shares of our common stock each month under a contract for investor relations and consulting services for a total of 15,000 shares for the first quarter of 2005. We value the services at the price of the stock on the last trading day of the month they were awarded. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act.

Resale Restrictions

      On March 31, 2005, we had 77,444,910 shares of common stock outstanding, of which 41,950,026, or 54%, were subject to resale restrictions. Of the 41,950,026 restricted shares, 17,170,000 shares have been held in the name of the holder of record for more than two years and, presuming all other Rule 144 requirements have been met, are currently eligible to have resale restrictions lifted without limitation. Of the 41,950,026 restricted shares 6,359,269 shares have been held for over one year and are eligible to have resale restrictions lifted with limitation. Of the 41,950,026 restricted shares, 2,813,825 will become eligible to have resale restrictions lifted with limitation within the next six months by virtue of having been outstanding for more than one year. We have also registered 2,425,000 shares on a registration statement and during its effectiveness these shares will not be subject to resale restrictions.

Issuance of Warrants to Purchase Our Common Stock

      On January 10, 2005, we issued a warrant to an accredited investor to purchase 375,000 shares of our common stock at an exercise price of $1.25 per share in settlement of claimed antidilution protection provisions granted in a previously completed private placement. The warrant expires on December 16, 2007. The securities which were subject to appropriate transfer restrictions were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act. An accrual of the loss was recorded at December 31, 2004.

      As a result of our private placements completed in December 2004, we issued warrants to two investors with antidilution protection provisions granted in previously completed private placements. On January 13, 2005, we (1) issued warrants to purchase 687,500 shares of our common stock at $2.50 per share for a three year term in exchange for warrants surrendered to purchase 550,000 shares of our common stock at $2.50 and (2) issued warrants to purchase 62,500 shares of our common stock at $1.50 per share. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act upon the exemption provided in
Section 4(2) of the Securities Act.

Granting of Options

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

      On January 20, 2005, we entered into two options agreements whereby an investor relations consulting firm, in consideration for certain investor relations services, received an option to purchase 50,000 shares of common stock at an exercise price of $4.40 per share and received an option to purchase 50,000 shares of common stock at an exercise price of $3.30 per share. The options expire on the second anniversary of the date on which the Securities and Exchange Commission declares a Registration Statement (as defined in the option agreement) filed by us effective. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our annual report of Form 10-K for the year ended December 31, 2004 and the financial statements and related notes in this report.

FORWARD-LOOKING INFORMATION

      This report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21B of the Exchange Act. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions described in this report.

      Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Actual results could differ materially from those projected in such forward-looking statements. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include: our lack of operating history; limited and potentially inadequate management of our cash resources; risk and uncertainties associated with exploration; development and production of coalbed methane; expropriation and other risks associated with foreign operations; matters affecting the energy industry generally; lack of availability of oil and gas field goods and services; environmental risks; drilling and production risks; changes in laws or regulations affecting our operations, as well as other risks described in our annual report on Form 10-K and subsequent filings with the SEC.

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

      Our operations concentrate on CBM exploration and development in the Yunnan Province in Southern China and in the Shanxi Province in Northern China. During the first quarter of 2005, we completed our obligation to drill two slim hole vertical wells in the Yunnan Province. We incurred exploration and development costs of approximately $950,000 in the Yunnan Province and approximately $600,000 in the Shanxi Province during the quarter ended March 31, 2005. Although we believe the results of our exploration activities in the Yunnan and Shanxi Provinces have been favorable, we will need to complete several more wells to achieve commercial viability in these provinces, which will require significant capital expenditures. No gas pipeline, liquefied natural gas plant, or other off-take candidate currently exists to transport CBM from our properties in the Yunnan Province, and it is not likely that any such facilities will be built until favorable results are obtained from several more wells. No liquefied natural gas plant, or other offtake candidate currently exists near our Shanxi Province projects, and pipelines must also be built on those projects to connect to larger existing pipelines in the area of our projects to transport any CBM that may be produced from those projects. Actual production may vary materially from preliminary test results. Actual sustainable production from the wells may be at recovery rates and gas quality materially worse than our first indications.

      Until recently, we also owned undeveloped oil, gas and mineral rights and interests in approximately 149,000 net acres located in the eastern portion of Montana. On February 2, 2005, our wholly owned subsidiary, Newark Valley Oil & Gas, Inc., entered into a purchase and sale agreement with Zier & Associates, Ltd. for the sale of our oil and gas leasehold interests and other property interests in Montana. As a condition to the sale of our Montana properties, we acquired certain overriding royalty interests in adjoining acreage for $100,000, which were also sold under the terms of the purchase and sale agreement. The transaction closed on February 2,

2005. At the closing, we received gross proceeds of $1,135,000 and net proceeds after selling costs of $1,100,000 from the sale of our Montana properties (including the overriding royalty interests described above). We consider our Montana properties to be non-core assets of our company. We sold these assets in order to focus our efforts on the exploration and development of our coalbed methane holdings located in China.

      We have not recognized any revenues from our operations and do not anticipate recognizing significant revenues prior to late 2006. We incurred a net loss of approximately $2.2 million for the quarter ended March 31, 2005, and we expect to incur losses and negative cash flows for the foreseeable future. As we are a development stage company concentrating on exploration and development of CBM, our expenditures primarily consist of geological and engineering services, exploration costs and travel expenses between our headquarters and China. Our expenses also consist of consulting and professional services (including fund raising expenses), compensation, legal and accounting and general and administrative expenses which we incurred in order to address necessary organizational activities.

      Based on funds currently available to us and escrowed funds that we expect will become available to us during 2005, management believes that we have adequate cash resources to fund our operations and exploration and development operations in China through late 2005. During 2005, we estimate total capital expenditures in China will be approximately $7.3 million and our total operating expenditures will be $7.5 million. We will also require resources to fund significant capital expenditures for exploration and development activities and to fund operating expenses in future periods. As we do not have a source of revenue, we will require additional financing in order to continue our exploration and development in China and sustain our operating losses. We intend to finance our operations by various methods, which might include issuing equity securities, the continued exercise of warrants issued to investors in conjunction with the previously completed private offerings, and entering into farmout agreements and other arrangements with strategic partners, among other alternatives. If we fail to raise the necessary funds to complete our exploration activities, and we cannot obtain extensions to the requirements under our production sharing contracts, we would not be able to successfully complete our exploration activities, and we may lose rights under our production sharing contracts.

      On March 15, 2005, our board of directors, upon the recommendation of management, approved the adoption of a restructuring plan (Restructuring Plan), authorizing us (upon satisfaction of certain conditions) to transfer to Far East Energy (Bermuda), Ltd., a newly formed wholly-owned subsidiary organized under the laws of Bermuda (FEEB), all or substantially all of our assets relating to our operations in the PRC. After the consummation of the Restructuring Plan, we are not expected to own a significant amount of assets other than the outstanding capital stock of our subsidiaries, including FEEB, and cash and cash equivalents. The implementation of the Restructuring Plan will have no effect on the presentation of our consolidated financial statements. In addition to being subject to stockholder approval at the 2005 Annual Meeting of Stockholders scheduled to be held on May 24, 2005, the implementation of the Restructuring Plan is subject to a number of conditions, including the receipt of all material consents and approvals of governmental authorities and other third parties. There can be no assurances that the conditions to the Restructuring Plan will be satisfied and that the board of directors will determine to transfer the assets pursuant to the Restructuring Plan. The board of directors may, in its discretion, terminate the Restructuring Plan at any time prior to its consummation.

RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2004 and with the financial statements and notes thereto included in this report. Comparisons made between reporting periods herein are for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

                                                    Three Months Ended
                                                         March 31,
                                             ---------------------------------
                                                                       Percent
                                                 2005        2004      change
                                             ----------   ----------   -------
Geologic and engineering services            $    6,000   $  122,000    -95%
Exploration costs                               704,000            -    n/a
Other consulting and professional services      283,000       83,000    241%
Compensation                                    335,000      201,000     67%
Stock compensation                               97,000      207,000    -53%
Travel                                          104,000       84,000     24%
Legal and accounting                            537,000      208,000    158%
Amortization                                          -       23,000   -100%
General and administrative                      211,000      341,000    -38%
                                             ----------   ----------
       Total                                 $2,277,000   $1,269,000     79%
                                             ==========   ==========

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

      Geologic and engineering services decreased due to the sale of our Montana properties and resulting reduction in leasehold rental expenses.

      Exploration costs for the three month period ended March 31, 2005 consist of the expense to drill the second well in the Enhong-Laochang block in the Yunnan Province and two slim hole wells drilled in the Yunnan Province. The second well in the Enhong-Laochang block in the Yunnan Province was completed on February 18, 2004. Costs related to the second well were recorded as unevaluated well costs in property and equipment pending determination of whether proved reserves would be attributed to the well. Statement of Financial Accounting Standards No. 19, (SFAS 19) requires that the costs of wells which do not locate proved reserves be expensed. SFAS 19 provides for a one year evaluation period from the completion of drilling the well. If significant capital expenditures are required to classify the reserves discovered as proved, such as additional exploratory wells to be drilled or construction of transportation equipment, this one year period may be extended if the well has found a commercially producible quantity of reserves and drilling in the area is firmly planned or underway. The second well has not located reserves within the one year period, and approximately $394,000 was expensed in the first quarter of 2005. Additionally, we expensed approximately $282,000 related to the two slim hole wells drilled in the Yunnan Province as there are no plans to further test these wells. An additional well was completed in the Enhong-Laochang block in April 2004, EH-01, which was the third well that we drilled in the Yunnan Province. We anticipate that we may not locate proved reserves within the one year and do not have additional wells in progress or firmly planned that would allow us to continue to capitalize the costs related to the well under SFAS 19 and FASB Staff Position 19-1 which we will adopt in the second quarter. The costs capitalized related to this well at March 31, 2005 were approximately $907,000.

      We incurred no impairment expense during the three months ended March 31, 2005. The carrying value of our Montana properties was reduced to the estimated proceeds from the sale of the properties estimated at December 31, 2004. This property was sold in February 2005.

      The increase in our other consulting and professional services in the first quarter of 2005 compared to the first quarter of 2004 is primarily attributed to expenses incurred in connection with our investor relations activities. The increase, to a lesser extent is the result of consulting expense related to our China operations.

      Compensation increased primarily due to the increase in permanent employees, including hiring permanent employees in finance and field operations. Additionally, approximately 5% was due to salary increases, which became effective on January 1, 2005.

      We record stock compensation under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25), which requires that we recognize compensation expense for the amount by which the market price exceeds the grant price on the grant date. Stock compensation expense decreased from 2004 to 2005 primarily because no options were granted at a price below the market price on the date of grant during the first three months of 2005.

      Travel costs increased in the first quarter of 2005 compared to the first quarter of 2004 due primarily to travel to China as a result of increased operations. This was offset by a decrease in the travel for fund raising efforts due to completion of private placements at the end of 2004.

      Legal and accounting expenses have increased in the first quarter of 2005 compared to the first quarter of 2004 as a result of our registration statement filed with the SEC in July 2004 and declared effective in February 2005, preparation of our proxy statement for our 2005 Annual Meeting of Stockholders and planning the restructuring as described under Overview above.

      General and administrative expense decreased due to a reduction in contract labor as a result of hiring permanent employees in finance and the reduction in stock compensation expense for technical advisors as no additional options have been awarded to them.

      Interest income increased as a result of the increased cash balances bearing interest

CAPITAL RESOURCES AND LIQUIDITY

      We have no source of revenue or cash flow from operations, and our primary source of cash flow has been cash proceeds from the sale of our Montana properties during the first quarter of 2005 and private placements of our common stock and warrants to purchase our common stock in the last quarter of 2004. Based on funds currently available to us and escrowed funds that we expect will become available to us during 2005, we believe that we have adequate cash resources to fund our operations and exploration and development operations in China through late 2005. However, to continue to operate and explore and develop our projects in China, we will need to raise additional funds before the end of 2005.

Cash flow

      As of March 31, 2005, our cash and cash equivalents were $10,504,000, excluding the $1,000,000 of restricted cash held in escrow pursuant to our Shanxi Province farmout agreements. Cash and cash equivalents excluding the $1,000,000 of restricted cash was $11,418,000 as of December 31, 2004.

      Cash used in operating activities for the three months ended March 31, 2005 was $734,000 as compared to cash used in operating activities for the same period of 2004 of $747,000. This reduction is primarily due to our ability to obtain more favorable payment terms on payables as a result of our increased cash resources.

      Cash used in investing activities decreased to $430,000 for the three months ended March 31, 2005 as compared to $602,000 for the same period in 2004. This decrease is primarily attributable to the receipt of $1.1 million for the sale of our Montana oil and gas properties during the quarter ended March 31, 2005, which was offset by approximately $1.5 million of cash used for additions to our unproved oil and gas properties compared to $600,000 used for the three months ended March 31, 2004. The increase in cash used for additions to our unproved oil and gas properties was a result of the fracturing of a well and drilling of two slim hole wells in the Yunnan Province and continued testing of a well in the Shanxi Province in China.

      Cash provided by financing transactions was $250,000 for the three months ended March 31, 2005 as compared to $279,000 for the same period in 2004. The cash provided in 2005 is a result of collecting the subscriptions receivable and the amount in 2004 resulted primarily from the exercise of warrants.

CAPITAL RESOURCES AND REQUIREMENTS

      In February 2005, our wholly owned subsidiary, Newark Valley Oil & Gas, Inc. entered into a purchase and sale agreement with Zier & Associates, Ltd. for the sale of our oil and gas interests and other property interests in Montana. As a condition of the sale, we acquired certain overriding royalty interests in adjoining acreage for $100,000, which were also sold under the terms of the purchase and sale agreement. At the closing, we received gross proceeds of $1,135,000 and net proceeds after selling costs of $1,100,000 from the sale of our Montana properties.

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

      Our board of directors has the authority, without further action by the stockholders, to issue up to 500.0 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500.0 million shares of common stock authorized under our charter documents, of which 77.4 million shares was issued and outstanding as of March 31, 2005. The issuance of preferred stock could have the effect of restricting dividends on the common stock or delaying or preventing our change in control without further action by the stockholders. While we have no present plans to issue any shares of preferred stock, we may need to do so in the future in connection with capital raising transactions. In addition, we may issue additional shares of common stock in connection with fundraising activities. The issuance of additional common stock would also have a dilutive impact on our stockholders' ownership interest in our company.

      The exploration and development of coalbed methane gas reserves requires substantial capital expenditures. In order to reduce our investment in a particular project, we may form joint ventures and seek joint venture partners to share the costs. We incurred $1.5 million of costs related to the exploration and development during the quarter ended March 31, 2005. We anticipate that cash expenditures for the remaining nine months of 2005 and first quarter of 2006 would include:

      - YUNNAN PROVINCE PHASE II. We elected to continue to Phase II, and our obligations will require us to drill at least one additional horizontal well with a minimum of two laterals. Our Phase II obligations are required to be completed by December 31, 2005. We expect to incur capital expenditures associated with these Phase II obligations of approximately $2.1 million.

      - SHANXI PROVINCE PHASE II. We have completed our Phase I obligations, and we have elected to enter into Phase II under the Shanxi Agreements. Our Phase II obligations require us to drill two horizontal wells in the Shouyang block by December 31, 2005. We expect to incur capital expenditures associated with these Phase II obligations of approximately $4.6 million.

      - CONSULTING EXPENDITURES FOR PHASE II FOR SHANXI AND YUNNAN PROVINCES. We have engaged consultants to assist with the two horizontal wells to be drilled in the Shanxi Province and one well in the Yunnan Province. We estimate that we will incur approximately $800,000 of these consulting costs related to the drilling of these three wells.

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

      We intend to obtain the funds for our planned exploration and development activities by various methods, which might include the issuance of equity securities, continued exercise of warrants issued to investors in conjunction with the recently completed private offerings, obtaining farmout partners and the potential sale of property interests among other alternatives. Therefore, we intend to continue to seek to raise equity or debt financing. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all. If our operating requirements vary materially from those currently planned, we may require more financing than currently anticipated. Borrowing money may involve pledging some or all or our assets. Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing stockholders. If we cannot obtain additional financing in a timely manner, we will not be able to continue our operations. Since there can be no guarantee of future fundraising success, and since the success of exploratory drilling can never, by definition be guaranteed, there is substantial doubt about our ability to continue as a going concern. The reports we received from our independent auditors for our years ended December 31, 2004, 2003 and 2002 financial statements contain an explanatory paragraph that states that our net losses since our inception and no established source of revenues raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. Although there can be no assurances, management believes that we will continue to be successful in raising the funds necessary to explore for CBM, and, assuming success in those exploratory efforts, to raise the funds necessary for production and development.

CONTRACTUAL OBLIGATIONS

      Our contractual obligations under non-cancelable agreements at March 31, 2005, increased approximately $180,000 due to the increase in the amount to be reimbursed to CUCBM for government-imposed fees for CBM exploration rights in the Shanxi Province. During the year ended December 31, 2004 this amount was approximately $56,000; however in February 2005, the fee was increased to approximately $240,000. Additionally, we entered into a contract to purchase control of well and related insurance for approximately $160,000. The following table updates our contractual obligations presented in our annual report on Form 10-K for the year ended December 31, 2004, including the increase in the fees:

                                                                  Payments Due by Period
                                                            Less than                            More Than
                                                  Total      One Year    1-3 Years   3-5 Years    5 Years
                                               ----------   ----------   ---------   ---------   -------
Long-Term Debt Obligations                     $        -   $        -   $      -    $     -     $     -
Capital Lease Obligations                               -            -          -          -           -
Operating Lease Obligations(1)                    152,000       52,000    100,000          -           -
Purchase Obligations(2)                         1,290,000    1,262,000     28,000
Other Long-Term Liabilities Reflected on the
   Registrant's Balance Sheet Under GAAP                -            -          -          -           -
                                               ----------   ----------   --------    -------     -------
      Totals                                   $1,442,000   $1,314,000   $128,000    $     -     $     -
                                               ==========   ==========   ========    =======     =======

(1) We enter into operating leases in the normal course of business primarily for our office space and equipment.

(2) We include in purchase obligations contractual agreements to purchase goods and services that are legally enforceable and that specify all significant terms, including fixed or minimum quantities, fixed, minimum for variable price provisions and the approximate timing of the transaction. We have included our obligations under the production sharing contracts for the Yunnan Province and Shanxi Province projects for which the amounts were specified in the contracts. We have committed to Phase II for each of these projects and have included contractual expenses through Phase II, both of which are required to be completed by December 31, 2005. We did not include the drilling and completion costs required under the production sharing contract as those amounts are not specified in the contract, but are performance requirements. We have disclosed our estimate of the costs to perform those required actions as described under Capital Resources and Requirements above.

CRITICAL ACCOUNTING POLICIES

      Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We consider an accounting estimate to be critical if (1) it requires assumptions to be made that were uncertain at the time the estimate was made; and (2) changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

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

      The successful efforts method of accounting can have a significant impact on the operational results reported when we enter a new exploratory area in hopes of finding oil and gas reserves. Seismic costs can be substantial which will result in additional exploration expenses when incurred. The initial exploratory wells may be unsuccessful and the associated costs will then be expensed as dry hole costs and any associated leasehold costs may be impaired. Coalbed methane wells require a period of time to dewater the wells prior to testing and determining whether proved reserves can be attributed to the well. If this period exceeds one year, and we anticipate that it will for our initial wells in the Yunnan and Shanxi Provinces, we will be required to charge the costs of these wells to exploration expense. As of March 31, 2005, we had unevaluated exploratory drilling costs of $2.0 million incurred in China.

      Impairment of unproved leasehold costs. Unproved leasehold costs are capitalized and are reviewed periodically for impairment. Costs related to impaired prospects drilling are charged to expense. The estimated fair value of unproved leasehold costs includes the present value of probable reserves discounted at rates commensurate with the risks involved in each classification of reserve. Our assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impacts the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future, as it may not be economic to develop some of these unproved properties. As of March 31, 2005, we had total unproved leasehold costs of approximately $0.4 million consisting of undeveloped leasehold costs incurred in China.

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

      We have drilled three wells and two slim hole vertical wells in the Yunnan Province, and Phillips drilled three wells in the Shanxi Province, which we acquired through our farmout agreements with Phillips. We will be required to plug and abandon those wells and restore the well site upon completion of their production. Sufficient testing on the wells has not been completed to determine the lives of these wells and therefore we have insufficient information to determine the timing of the obligations related to plugging, abandoning and restoring the site and cannot determine the present value of the obligation. Due to the small number of wells, we do not believe the obligation is material, and we will recognize the liability when a reasonable estimate of fair value can be made. Therefore, there is no provision in the accompanying consolidated financial statements.

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

NEW ACCOUNTING PRONOUNCEMENTS

STOCK BASED COMPENSATION

      On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123(R) supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows". Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) will require all share-based payments to employees, including grants of stock options to employees and members of the board of directors, to be recognized in our consolidated statements of operations based on their fair values. Pro forma disclosure is no longer an alternative.

      SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

      - A "modified prospective" method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees and members of the board of directors prior to the adoption date of SFAS 123(R) that remain unvested on the adoption date.

      - A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures.

      On April 21, 2005, the SEC announced the adoption of a new rule that amends the compliance date for SFAS 123(R) so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS 123(R) beginning with the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. We have elected to adopt the provisions of SFAS 123(R) on January 1, 2006 using the modified prospective method.

      As permitted by SFAS 123, we currently account for share-based payments to employees and members of the board of directors using the intrinsic value method prescribed by APB 25 and related interpretations. As such, we recognize compensation expense to the extent that the exercise price of the options is below the market price on the date of grant for employee and director stock options. Accordingly, we anticipate that the adoption of SFAS 123(R)'s fair value method will have a significant impact on our future result of operations. If we had adopted SFAS 123(R) in prior periods, the impact would have approximated the impact of SFAS 123 as described in the pro forma net income and earnings per share disclosures in Note 1 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements". We have recorded options granted to our technical advisors and consultants at fair value on the date of grant, and there will be no effect on our results of operations for those options.

ACCOUNTING FOR SUSPENDED WELL COSTS

      On April 4, 2005, the Financial Accounting Standards Board Staff issued FASB Staff Position FAS 19-1, Accounting for Suspended Well Costs, which addresses whether there are circumstances under the successful efforts method of accounting for oil- and gas-producing activities that would permit the continued capitalization of exploratory well costs beyond one year, other than when additional exploration wells are necessary to justify major capital expenditures, and those wells are under way or are firmly planned for the near future. The FASB Staff Position states that the staff believes that exploratory well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well, and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. The Staff Position provides a list of indicators that an enterprise is making sufficient progress and provides for new disclosures concerning the capitalized exploratory well costs that are pending the determination of proved reserves. The Staff Position will be applied prospectively to existing and newly capitalized exploratory well costs in the first reporting period after April 4, 2005. Early application of this guidance is permitted in periods for which the financial statements have not been issued. We will implement the Staff Position in the second quarter of 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not engage in hedging activities and do not use commodity futures or forward contracts in our cash management functions. We do not currently hedge our exposure to currency rate changes. In recent years, the Chinese government has fixed the exchange rate between U.S. dollars and Chinese Yuan. Because the exchange rate has been fixed, instead of variable, we have experienced no fluctuations in the value of goods and services we purchase in China because of currency exchange. However, the United States and other foreign governments have repeatedly sought to establish a floating exchange rate between the Chinese Yuan and other foreign currencies. If, in the future, China accedes to these requests and permits currency float against the U.S. dollar, we must either adopt cash management strategies to hedge U.S. dollars against the Yuan or be subject to the exchange rate risks. In general, we hold cash reserves in U.S. dollars and transfer funds to China as needed to operate our Chinese offices and conduct exploration operations. We do not expect to generate significant revenues from activities in China prior to late 2006.

ITEM 4. CONTROLS AND PROCEDURES

      We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this quarterly report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      As a result of our private placements completed in December 2004, we issued a total of 887,500 shares of our common stock to two investors with antidilution protection provisions granted in previously completed private placements. The shares of our common stock were issued on January 13, 2005. Additionally, in connection with the antidilution protection provisions we issued warrants to the two investors. On January 13, 2005, we (1) issued warrants to purchase 687,500 shares of our common stock at $2.50 per share for a three year term in exchange for warrants surrendered to purchase 550,000 shares of our common stock at $2.50 and (2) issued warrants to purchase 62,500 shares of our common stock at $1.50 per share. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act upon the exemption provided in
Section 4(2) of the Securities Act.

      On January 31, 2005, February 28, 2005 and March 31, 2005, we issued 5,000 shares of our common stock, a total of 15,000 shares during the first quarter, to a consultant in consideration for investor relations and consulting services. We value the services at the price of the stock on the last trading day of the month they were awarded. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act upon the exemption provided in Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

                                Far East Energy Corporation

                                /s/ Michael R. McElwrath
                                -----------------------------------------
                                 Michael R. McElwrath
                                 Chief Executive Officer and President
                                 (Principal Executive Officer)

                                /s/ Bruce N. Huff
                                -----------------------------------------
                                Bruce N. Huff
                                Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 9, 2005

                                INDEX TO EXHIBITS

Exhibit
Number                            Description
------- ------------------------------------------------------------------------
 3.1    Articles of Incorporation of the Company, as amended (filed as Exhibit
        3.1 to the Company's Annual Report on Form 10K for the year ended
        December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

 3.2    Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the
        Company's Current Report on Form 8-K filed on March 17, 2005, and incorporated herein by reference).

 4.1 Articles of Incorporation of the Company, as amended (included as Exhibit 3.1).

 4.2    Amended and Restated Bylaws of the Company (included as Exhibit 3.2).

 4.3    Specimen stock certificate (filed as Exhibit 4.5 to the Company's Annual
        Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.1* Amended and Restated Employment Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.2* Amended and Restated Employment Agreement, dated December 23, 2004, by and between the Company and Bruce N. Huff (filed as Exhibit 10.2 to the Company's Current Report on form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.3* Employment Agreement, dated February 1, 2004, by and between the Company and Garry R. Ward (filed as Exhibit 10.3 to the Company's Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.4* Employment Agreement, dated November 1, 2003, by and between the Company and Zhendong "Alex" Yang (filed as Exhibit 10.4 to the Company's Annual
        Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.5*   Amended and Restated Nonqualified Stock Option Agreement, dated December
        23, 2004, by and between the Company and Michael R. McElwrath (filed as
        Exhibit 10.3 to the Company's Current Report on Form 8-K filed on
        December 28, 2004, and incorporated herein by reference).

10.6*   Amended and Restated Nonqualified Stock Option Agreement, dated December
        23, 2004, by and between the Company and Michael R. MeElwrath (filed as
        Exhibit 10.4 to the Company's Current Report on Form 8-K filed on
        December 28, 2004, and incorporated herein by reference).

10.7*   Amended and Restated Nonqualified Stock Option Agreement, dated December
        23, 2004, by and between the Company and Bruce N. Huff (filed as Exhibit
        10.5 to the Company's Current Report on Form 8-K filed on December 28,
        2004, and incorporated herein by reference).

10.8* Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.9* Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Bruce N. Huff (filed as Exhibit 10.7 to the
        Company's Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.10* Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Tun Aye Sai (filed as Exhibit 10.8 to the
        Company's Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.11* Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Garry Ward (filed as Exhibit 10.9 to the Company's Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.12* Stock Option Agreement, dated May 18, 2004 by and between the Company and Thomas Cavanagh (filed as Exhibit 10.12 to the Company's Annual
        Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

Exhibit
Number                            Description
------- ------------------------------------------------------------------------
10.13*  Stock Option Agreement, dated May 18, 2004 by and between the Company and Donald Juckett (filed as Exhibit 10.13 to the Company's Annual
        Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.14* Stock Option Agreement, dated June 18, 2004 by and between the Company and Randall D. Keys (filed as Exhibit 10.14 to the Company's Annual
        Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.15* Stock Option Agreement, dated May 24, 2004 by and between the Company and John C. Mihm. (filed as Exhibit 10.15 to the Company's Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.16*  Stock Option Agreement, dated February 24, 2004 by and between the
        Company and Thomas Williams (filed as Exhibit 10.16 to the Company's
        Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.17*  Stock Option Agreement, dated February 1, 2004 by and between the
        Company and Garry Ward (filed as Exhibit 10.17 to the Company's Annual
        Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.18*  Stock Option Agreement, dated January 29, 2002 by and between the
        Company and Tun Aye Sai (filed as Exhibit 10.18 to the Company's Annual
        Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.19*  Stock Option Agreement, dated December 1, 2003 by and between the
        Company and Zhendong "Alex" Yang (filed as Exhibit 10.19 to the
        Company's Annual Report on Form 10K for the year ended December 31,
        2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.20   Production Sharing Contract for Exploitation of Coalbed Methane
        Resources in Enhong and Laochang, Yunnan Province, the People's Republic of China, dated January 25, 2002, by and between China United Coalbed
        Methane Corp. Ltd. and the Company (filed as Exhibit 2(i) to the
        Company's Current Report on Form 8-K filed on February 11, 2002, and incorporated herein by reference).

10.21   Production Sharing Contract for Exploitation of Coalbed Methane
        Resources for the Quinnan Area in Shanxi Province, Qinshui Basin, the
        People's Republic of China, dated April 16, 2002, by and between China
        United Coalbed Methane Corp. Ltd. and Phillips China Inc. (filed as
        Exhibit 10.21 to the Company's Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.22   Approval Certificate from the Ministry of Foreign Trade and Economic
        Cooperation dated December 30, 2002 (filed as Exhibit 2(i) to the
        Company's Current Report on Form 8-K filed on January 13, 2003, and incorporated herein by reference).

10.23   Memorandum of Understanding, dated March 18, 2003, by and between
        Phillips China Inc., a Delaware corporation, and the Company (filed as
        Exhibit 10.1 to the Company's Amendment No. 1 to its Quarterly Report on
        Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.24   Farmout Agreement--Qinnan PSC, dated June 17, 2003, by and between
        Phillips China Inc., a Delaware corporation, and the Company (filed as
        Exhibit 10.2 to the Company's Amendment No. 1 to its Quarterly Report on
        Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.25   Assignment Agreement--Qinnan PSC, dated June 17, 2003, by and between
        Phillips China Inc., a Delaware corporation, and the Company (filed as
        Exhibit 10.4 to the Company's Amendment No. 1 to its Quarterly Report on
        Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.26   First Amendment to Farmout Agreement--Qinnan PSC, dated December 15,
        2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.26 to the Company's Annual Report on
        Form 10K for the year ended December 31, 2004, which was filed on March
        15, 2005, and incorporated herein by reference).

10.27   Second Amendment to Farmout Agreement--Qinnan PSC, dated December 17,
        2004, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.01 to the Company's Current Report on
        Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.28   Farmout Agreement--Shouyang PSC, dated June 17, 2003, by and between
        Phillips China Inc., a Delaware corporation, and the Company (filed as
        Exhibit 10.3 to the Company's Amendment No. 1 to its Quarterly Report on
        Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.29   Assignment Agreement--Shouyang PSC, dated June 17, 2003, by and between
        Phillips China Inc., a Delaware corporation, and the Company (filed as
        Exhibit 10.5 to the Company's Amendment No. 1 to its Quarterly Report on
        Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

Exhibit
Number                            Description
------- ------------------------------------------------------------------------
10.30   First Amendment to Farmout Agreement--Shouyang PSC, dated December 15,
        2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.30 to the Company's Annual Report on
        Form 10K for the year ended December 31, 2004, which was filed on March
        15, 2005, and incorporated herein by reference).

10.31   Second Amendment to Farmout Agreement--Shouyang PSC, dated December 17,
        2004, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.02 to the Company's Current Report on
        Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.32 Amended and Restated Escrow Agreement, dated January 19, 2005, by and among the Company, Phillips China, Inc. and J.P. Morgan Trust Company,
        N.A. (filed as Exhibit 10.01 to the Company's Current Report on Form 8-K filed on January 21, 2005, and incorporated herein by reference).

10.33   Settlement Agreement, dated December 31, 2004, by and between Jawaharlal
        Gondi, The Arthi Trust and the Company (filed as Exhibit 10.1 to the
        Company's Current Report on Form 8-K filed on January 4, 2005, and incorporated herein by reference).

10.34   Stock Subscription Agreement, dated December 21, 2004, by and between
        Sofaer Capital Global Fund, Sofaer Capital Asian Fund, Restructuring
        Investors Limited, Persistency, and Passlake Limited, Tim Whyte and the
        Company (filed as Exhibit 10.34 to the Company's Annual Report on Form
        10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.35   Registration Rights Agreement, dated December 21, 2004, by and among
        Sofaer Capital Global Fund, Sofaer Capital Asian Fund, Restructuring
        Investors Limited, Persistency, Passlake Limited and the Company (filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.36   Registration Rights Agreement, dated December 31, 2004, by and among
        Bathgate Capital Partners LLC and the Company(filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31,
        2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.37   Registration Rights Agreement, dated December 1, 2004, by and among RAB
        Europe Fund Ltd., RAB Special Situations, L.P., Royter & Co., James
        Palmer and the Company (filed as Exhibit 10.37 to the Company's Annual
        Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.38   Purchase and Sale Agreement, dated February 2, 2005, by and between
        Newark Valley Oil & Gas, Inc., a wholly-owned subsidiary of the Company, and Zier & Associates, Ltd. (filed as Exhibit 10.1 to the Company's
        Current Report on Form 8-K filed on February 7, 2005, and incorporated herein by reference).

10.39   Production Sharing Contract for Exploitation of Coalbed Methane
        Resources for the Shouyang Area in Shanxi Province, Qinshui Basin, the
        People's Republic of China, dated April 16, 2002, by and between China
        United Coalbed Methane Corporation Ltd. and Phillips China Inc. (filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

31.1    Certification of Chief Executive Officer of the Company under Section
        302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of Chief Financial Officer of the Company under Section
        302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of Chief Executive Officer of the Company Pursuant to 18
        U.S.C. Section 1350.

32.2    Certification of Chief Financial Officer of the Company Pursuant to 18
        U.S.C. Section 1350.

-----------
  *     Management contract or compensatory plan arrangement.