Form 10-Q
period 2005-06-30
FAR EAST ENERGY CORP
filed 2005-08-05
CIK 1124024

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

      Common Stock, par value $.001 per share. Shares outstanding on July 27, 2005: 77,459,910

================================================================================

                           FAR EAST ENERGY CORPORATION
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.  Financial Statements
           Condensed Consolidated Balance Sheet                                3
           Condensed Consolidated Statement of Operations                      4
           Condensed Consolidated Statement of Cash Flows                      5
           Notes to the Condensed Consolidated Financial Statements            6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              13
Item 3.  Quantitative and Qualitative Disclosures About Market Risk           21
Item 4.  Controls and Procedures                                              21

                                     PART II

Item 1.  Legal Proceedings                                                    21
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          21
Item 3.  Defaults Upon Senior Securities                                      21
Item 4.  Submission of Matters to a Vote of Security Holders                  22
Item 5.  Other Information                                                    22
Item 6.  Exhibits                                                             22
         Signatures                                                           22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          FAR EAST ENERGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                              June 30,
                                                                                2005          December 31,
                                                                            (unaudited)           2004
                                                                            ------------      ------------
                                                   ASSETS
Current assets
  Cash and cash equivalents                                                 $  7,013,000      $ 11,418,000
  Stock subscriptions receivable                                                      --           250,000
  Prepaids and other current assets                                              204,000            98,000
                                                                            ------------      ------------
    Total current assets                                                       7,217,000        11,766,000
                                                                            ------------      ------------

Restricted cash                                                                1,441,000         1,000,000
Property and equipment, net                                                    2,920,000         2,647,000
                                                                            ------------      ------------
    Total assets                                                            $ 11,578,000      $ 15,413,000
                                                                            ============      ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                                         $  1,371,000      $    940,000

Commitments and contingencies

Stockholders' equity

  Preferred stock, $.001 par value, 500,000,000 shares authorized, none
    outstanding                                                                       --                --
  Common stock, $0.001 par value, 500,000,000 shares authorized,
    77,459,910 and 76,542,410 issued and outstanding, respectively                78,000            77,000
  Additional paid in capital                                                  29,923,000        29,716,000
  Additional paid in capital-outstanding stock options                         2,333,000         2,061,000
  Deficit accumulated during the development stage                           (22,123,000)      (17,377,000)
  Accumulated other comprehensive loss                                            (4,000)           (4,000)
                                                                            ------------      ------------
    Total stockholders' equity                                                10,207,000        14,473,000
                                                                            ------------      ------------
      Total liabilities and stockholders' equity                            $ 11,578,000      $ 15,413,000
                                                                            ============      ============

     See accompanying notes to condensed consolidated financial statements.

                          FAR EAST ENERGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
           FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (UNAUDITED)


                                                                   Six Months Ended                 Three Months Ended
                                           Cumulative                  June 30,                           June 30,
                                             During         ------------------------------      ------------------------------
                                           Development                            2004                               2004
                                               Stage            2005           (restated)           2005           (restated)
                                          ------------      ------------      ------------      ------------      ------------
Revenues                                  $         --      $         --      $         --      $         --      $         --
                                          ------------      ------------      ------------      ------------      ------------
Expenses:
  Geologic and engineering services          1,220,000            26,000           240,000            20,000           118,000
  Exploration costs                          2,262,000         1,712,000                --         1,008,000                --
  Impairment loss                            3,778,000                --                --                --                --
  Other consulting and professional
    services                                 1,904,000           585,000           215,000           302,000           132,000
  Compensation                               3,538,000           673,000           439,000           338,000           238,000
  Stock compensation                         1,707,000           194,000           433,000            97,000           226,000
  Travel                                     1,747,000           230,000           191,000           126,000           107,000
  Legal and accounting                       2,911,000           921,000           477,000           384,000           269,000
  Loss on investment in joint venture           22,000                --                --                --                --
  Amortization of contract rights               81,000                --            23,000                --                --
  General and administrative                 2,900,000           494,000           447,000           283,000           106,000
                                          ------------      ------------      ------------      ------------      ------------
    Total expenses                          22,070,000         4,835,000         2,465,000         2,558,000         1,196,000
                                          ------------      ------------      ------------      ------------      ------------
Other Expenses (Income):
  Interest expense                             180,000             3,000                --             2,000                --
  Interest income                             (120,000)          (84,000)           (5,000)          (54,000)           (4,000)
  Gain on sale of assets                        (8,000)           (8,000)               --            (8,000)               --
  Foreign currency exchange loss                 1,000                --                --                --                --
                                          ------------      ------------      ------------      ------------      ------------
    Total other expense (income)                53,000           (89,000)           (5,000)          (60,000)           (4,000)
                                          ------------      ------------      ------------      ------------      ------------
Loss before income taxes                   (22,123,000)       (4,746,000)       (2,460,000)       (2,498,000)       (1,192,000)
Income taxes                                        --                --                --                --                --
                                          ------------      ------------      ------------      ------------      ------------
Net loss                                   (22,123,000)       (4,746,000)       (2,460,000)       (2,498,000)       (1,192,000)
Accumulated deficit-beginning
  of period                                                  (17,377,000)       (9,373,000)      (19,625,000)      (10,641,000)
                                          ------------      ------------      ------------      ------------      ------------
Accumulated deficit-end of period         $(22,123,000)     $(22,123,000)     $(11,833,000)     $(22,123,000)     $(11,833,000)
                                          ============      ============      ============      ============      ============
Earnings per share:
  Basic and diluted                                         $      (0.06)     $      (0.04)     $      (0.03)     $      (0.02)
                                                            ============      ============      ============      ============
Weighted average shares
  outstanding:
  Basic and diluted                                           77,378,736        58,163,426        77,449,965        60,019,451
                                                            ============      ============      ============      ============

   See the accompanying notes to condensed consolidated financial statements.

                          FAR EAST ENERGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (UNAUDITED)

                                                        Cumulative
                                                           During
                                                        Development                             2004
                                                           Stage              2005           (Restated)
                                                        ------------      ------------      ------------
Cash flows from operating activities
  Net loss                                              $(22,123,000)     $ (4,746,000)     $ (2,460,000)
  Adjustments to reconcile net loss to cash used in
    operating activities:
    Depreciation and amortization                            155,000            23,000            35,000
    Stock issued to pay expense                               90,000            32,000                --
    Stock compensation                                     2,333,000           272,000           463,000
    Loss on investment in joint venture                       22,000                --                --
    Unsuccessful exploratory wells                         2,207,000         1,657,000                --
    Impairment expense                                     3,778,000                --                --
    Gain on sale of assets                                    (8,000)           (8,000)               --
    Interest expense--beneficial conversion feature          168,000                --                --
    Increase in prepaids and other current assets           (204,000)         (106,000)         (131,000)
    Increase in accounts payable                           1,527,000           607,000           586,000
    Decrease in other liabilities                                 --                --          (105,000)
                                                        ------------      ------------      ------------
      Net cash used in operating activities              (12,055,000)       (2,269,000)       (1,612,000)
                                                        ------------      ------------      ------------

Cash flows used in investing activities
  Loss on investment in joint venture                        (22,000)               --                --
  Additions to unproved oil and gas properties            (6,249,000)       (2,895,000)         (833,000)
  Additions to other property                               (311,000)         (158,000)           (5,000)
  Sale of oil and gas property                             1,108,000         1,108,000                --
  Increase in restricted cash                             (1,441,000)         (441,000)       (1,000,000)
                                                        ------------      ------------      ------------
      Net cash used in investing activities               (6,915,000)       (2,386,000)       (1,838,000)
                                                        ------------      ------------      ------------

Cash flows from financing activities
  Net proceeds from the issuance of notes payable            300,000                --                --
  Net proceeds from the sale of common stock              22,579,000                --         3,283,000
  Net proceeds from the exercise of warrants               2,858,000                --         2,714,000
  Decrease in subscription receivable                        250,000           250,000                --
                                                        ------------      ------------      ------------
      Net cash provided by financing activities           25,987,000           250,000         5,997,000
                                                        ------------      ------------      ------------

Effect of exchange rate changes on cash                       (4,000)               --                --
                                                        ------------      ------------      ------------
Increase (decrease) in cash and cash equivalents           7,013,000        (4,405,000)        2,547,000
Cash and cash equivalents--beginning of period                    --        11,418,000         2,326,000
                                                        ------------      ------------      ------------
Cash and cash equivalents--end of period                $  7,013,000      $  7,013,000      $  4,873,000
                                                        ============      ============      ============


   See the accompanying notes to condensed consolidated financial statements.

                           FAR EAST ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

      We were incorporated in the State of Nevada on February 4, 2000, and on January 10, 2002 we changed our name to Far East Energy Corporation. We are an independent energy company engaged in the acquisition, exploration and development of coalbed methane properties in the People's Republic of China
(PRC). We are a development stage company, and our activities have been limited to organizational activities, including developing a strategic operating plan, capital funding, hiring personnel, entering into contracts acquiring rights to explore for, develop, produce and sell oil and gas or coalbed methane (CBM), and drilling, testing and completion of exploratory wells.

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

      In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

Restricted Cash

      In May 2005 we deposited cash in escrow as security of $500,000 for amounts due NQL Energy Services US, Inc. (NQL) under the Equipment Lease Agreement dated May 10, 2005. The escrow funds may be withdrawn to pay amounts due to NQL; however the balance may not be reduced below $250,000. As of June 30, 2005, the escrow balance was $441,000. We also have restricted cash deposited in escrow to guarantee our performance under the farmout agreements with ConocoPhillips. As of June 30, 2005, the escrow balance was $1,000,000. We have classified the restricted cash as a non-current asset as it is designated for expenditure on our exploration efforts.

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

                                                        Six Months Ended                 Three Months Ended
                                                             June 30,                         June 30,
                                                   ----------------------------      ----------------------------
                                                       2005             2004             2005             2004
                                                   -----------      -----------      -----------      -----------
Net loss as reported                               $(4,746,000)     $(2,460,000)     $(2,498,000)     $(1,192,000)
Add:
  Stock-based employee compensation costs
    included in net loss                               194,000          433,000           97,000          226,000
Deduct:
  Stock-based employee compensation expense
    determined under fair value method for all
    awards, net of related tax effects                (723,000)      (1,772,000)        (322,000)        (560,000)
                                                   -----------      -----------      -----------      -----------
Pro forma net loss                                 $(5,275,000)     $(3,799,000)     $(2,723,000)     $(1,526,000)
                                                   ===========      ===========      ===========      ===========

Basic and diluted loss per share:
  As reported                                      $     (0.06)     $     (0.04)     $     (0.03)     $     (0.02)
                                                   ===========      ===========      ===========      ===========
  Pro forma                                        $     (0.07)     $     (0.07)     $     (0.04)     $     (0.03)
                                                   ===========      ===========      ===========      ===========

      We estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield at 0%; expected volatility of approximately 50%; risk-free interest rate of 0.9% to 3.6% and expected lives of five to ten years for the options.

Noncash transactions

      During the six months ended June 30, 2005, 30,000 shares of common stock were issued as payment of consulting fees, valued at approximately $32,000. Additionally, we issued warrants valued at approximately $176,000 to an investor claiming antidilution protection provisions under an earlier private placement. We recorded a liability for the estimated claim at December 31, 2004, and settled it with warrants on January 10, 2005. During the six months ended June 30, 2004, 6,000 shares of common stock were issued as payment of consulting fees, valued at approximately $14,000 and a note payable for $100,000 was converted into shares of common stock.

Recent Accounting Pronouncements

Stock-based Compensation

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)), which is a revision of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (SFAS 123), SFAS 123(R) supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS123(R) will require all share-based payments to employees, including grants of stock options to employees and members of the board of directors, to be recognized in our consolidated statements of operations based on their fair values. Pro forma disclosure is no longer an alternative.

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

      In April 2005, the SEC announced the adoption of a new rule that amends the compliance date for SFAS 123(R) so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS 123(R) beginning with the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. We have elected to adopt the provisions of SFAS 123(R) on January 1, 2006 using the modified prospective method.

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

Accounting for Suspended Well Costs

      In April 2005, the Financial Accounting Standards Board Staff issued FASB Staff Position FAS 19-1, Accounting for Suspended Well Costs, which amends SFAS 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. Under provisions of FSP 19-1, exploratory well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well, and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. If either condition is not met, or if an enterprise obtains information that raises substantial doubt about the economic or operational viability of the project, the exploratory well would be assumed to be impaired, and its costs, net of any salvage value, would be charged to expense. The FSP provides a list of indicators that an enterprise is making sufficient progress and provides for new disclosures concerning the capitalized exploratory well costs that are pending the determination of proved reserves. The Staff Position will be applied prospectively to existing and newly capitalized exploratory well costs in the first reporting period after April 4, 2005. We implemented the Staff Position in the second quarter of 2005.

2. GOING CONCERN

      Our consolidated financial statements have been prepared in conformity with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have been in the development stage since our formation on February 4, 2000. We have incurred net losses since our inception, and we have not established a source of revenue. We have acquired an undeveloped natural resource that will require substantial exploration and development, and management does not expect to generate meaningful revenues until at least 2006. These factors raise substantial doubt about our ability to continue as a going concern. Accordingly, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financing requirements, and the success of our future operations.

      Based on funds currently available to us and escrowed funds that we expect will become available to us during 2005, management believes that we have adequate cash resources to fund our operations and exploration and development operations in China through late 2005. However, to continue to operate and explore and develop our projects in China, we will need to raise additional funds before the end of 2005. Management is currently seeking to raise additional funds through equity offerings or debt. Our ability to continue as a going concern depends upon our ability to raise substantial funds for use in our development activities and upon the success of our planned exploration and development activities. There can be no guarantee of future fundraising success. The success of exploratory drilling is uncertain. However, management believes that we will continue to be successful in raising the funds necessary to explore for gas and, assuming success in those exploratory efforts, raising the funds necessary for production and development. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. RESTATEMENT OF FINANCIAL STATEMENTS

      Our previously issued consolidated statement of operations for the six and three months ended June 30, 2004 has been restated to reflect the change in the beginning accumulated deficit, as a result of recording additional impairment related to our Montana oil and gas properties. In the fourth quarter of 2003, we recorded additional impairment expense of $959,000, accordingly. The additional impairment resulted in an increase to accumulated deficit and a decrease in property and equipment of $959,000.

4. DISPOSITION OF MONTANA PROPERTIES

      On February 2, 2005, Newark Valley Oil & Gas, Inc. entered into a purchase and sale agreement with Zier & Associates, Ltd. for the sale of our oil and gas leasehold interests and other property interests in Montana. As a condition to the sale of our Montana properties, we acquired certain overriding royalty interests in adjoining acreage for $100,000, which were also sold to Zier & Associates, Ltd. under the terms of the purchase agreement. The transaction closed on February 2, 2005. At the closing, we received gross proceeds of $1,135,000 from the sale of the Montana properties (including the overriding royalty interests) described above. Proceeds net of the cost of selling the Montana properties were $1,108,000. We recorded an impairment loss of $450,000 in the fourth quarter of 2004 as a result of comparing the net proceeds, which we believe to be a measure of the value of properties, to the carrying value. We remain responsible for the payment of expenses and related accounts payable attributable to the Montana properties to the extent that they relate to the time prior to February 2, 2005. We recorded a gain of $8,000 on the sale of the Montana properties in the second quarter of 2005.

      Our consolidated balance sheet as of June 30, 2005 includes the sale of our Montana properties. The following selected unaudited pro forma financial information presents our consolidated operating results for the six months ended June 30, 2005 and the year ended December 2004 as if we sold the Montana properties on January 1, 2004:

                                                           Six Months Ended          Year Ended
                                                             June 30, 2005       December 31, 2004
                                                           ----------------      -----------------
Revenues                                                   $            --       $             --
Loss before income taxes                                        (4,751,000)            (7,494,000)
Basic and diluted net loss per share                       $          (0.06)     $          (0.12)

      The unaudited pro forma financial information presented above is not necessarily indicative of the results of operations we might have realized had the transaction been completed at the beginning of the earliest period presented, nor do they necessarily indicate our consolidated operating results for any future period.

5. PROPERTY AND EQUIPMENT

Property and equipment includes the following:

                                                June 30,       December 31,
                                                  2005             2004
                                              -----------      -----------
Unproved leasehold costs                      $   375,000      $ 1,375,000
Unevaluated wells costs                         2,389,000        1,251,000
Furniture and equipment                           305,000          147,000
                                              -----------      -----------
                                                3,069,000        2,773,000
Accumulated depreciation and amortization        (149,000)        (126,000)
                                              -----------      -----------
                                              $ 2,920,000      $ 2,647,000
                                              -----------      -----------

      Unevaluated well costs include our exploratory well costs pending determination of whether proved reserves have been discovered. The capitalized exploratory well costs pending determination of proved reserves was $2,389,000 at June 30, 2005 and $1,251,000 at December 31, 2004. The costs at June 30, 2005 relate to wells for which drilling is in process, and the costs at December 31, 2004 relate to wells which have been completed for less than one year but which have not been attributed proved reserves. We have no wells or capital costs associated with (1) wells in areas requiring a major capital expenditure before production can begin, where additional drilling efforts are not underway or firmly planned for the near future, and (2) wells in areas not requiring a major capital expenditure before production could begin, where more than one year has elapsed since the completion of drilling.

      As of April 1, 2005, we adopted FASB Staff Position FAS 19-1 "Accounting for Suspended Well Costs" (FSP 19-1). The adoption of FSP 19-1 had no effect on our capitalized costs. The following table reflects the net changes in capitalized exploratory costs during the six month periods ended June 30, 2005 and the year ended December 31, 2004, and does not include amounts that were capitalized and subsequently expensed in the same period. Capitalized exploratory well costs for the year ended December 31, 2004, are presented based on our previous accounting policy.

                                                                                      Six Months Ended    Year Ended
                                                                                       June 30, 2005    December 31, 2004
                                                                                      ----------------  -----------------
Beginning balance at January 1                                                          $ 1,251,000      $   497,000
Capitalized exploratory well costs charged to expense upon adoption of FSP FAS 19-2              --               --
Additions to capitalized exploratory well costs pending the determination
  of proved reserves                                                                      2,795,000        1,304,000
Reclassifications to wells, facilities, and equipment based on the determination
  of proved reserves                                                                             --               --
Capitalized exploratory well costs charged to expense                                    (1,657,000)        (550,000)
                                                                                        -----------      -----------
Ending balance at period end                                                            $ 2,389,000      $ 1,251,000
                                                                                        -----------      -----------

      The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed and the number of wells for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling:

                                                                                     JUNE 30, 2005      DECEMBER 31, 2004
                                                                                     -------------      -----------------
Capitalized exploratory well costs that have been capitalized for a period
  of one year or less                                                                $   2,389,000      $       1,251,000
Capitalized exploratory well costs that have been capitalized for a period
  greater than one year                                                                         --                     --
                                                                                     -------------      -----------------
Balance at period end                                                                $   2,389,000      $       1,251,000
                                                                                     =============      =================
Number of wells that have exploratory well costs that have been capitalized for
  a period greater than one year                                                                --                     --
                                                                                     -------------      -----------------

      During the first six months of 2004, we completed drilling two wells in the Yunnan Province and capitalized them pending whether proved reserves were attributed. During the first six months of 2005, we expensed approximately $1,657,000 of unevaluated well costs to exploration costs related to these wells and two additional slim hole wells drilled in the Yunnan Province as proved reserves were not located, and the wells did not qualify for continued capitalization under FAS No. 19 and FSP 19-1.

      Depreciation expense for the six months ended June 30, 2005 and 2004 was approximately $23,000 and $12,000, respectively. Depreciation expense for the three months ended June 30, 2005 and 2004 was approximately $17,000 and $6,000, respectively.

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

Production Sharing Contract for Yunnan Province

      We serve as operator under the production sharing contract to develop the Enhong and Laochang areas in the Yunnan Province. The term of the production sharing contract with CUCBM consists of a two-phase exploration period, a development period and a production period. We are currently in Phase II of the exploration period, which requires that we begin drilling one horizontal well with a minimum of two laterals by December 31, 2005. During the exploration period, we hold a 100% participating interest in the properties, and we must bear all exploration costs for discovering and evaluating CBM-bearing areas. Prior to the beginning of the development period of any CBM field in the Enhong-Laochang project, CUCBM may elect to participate in the development of that CBM field at a level of between zero and 40%. If any CBM field is discovered, the development costs for that CBM field will also be borne by CUCBM and us in proportion to the respective participating interests.

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

Shanxi Province Agreements

      We serve as operator under the production sharing contracts to develop the Shouyang Block and Qinnan Block in the Shanxi Province. The term of the production sharing contract with CUCBM consists of a three-phase exploration period, a development period and a production period. We committed to begin Phase II, which requires that we drill two horizontal wells in the Shouyang block by December 31, 2005. We have agreed to use our best commercial efforts to drill each of the horizontal wells to 4,000 meters in coal seam with a minimum requirement under our farmout agreements of 2,000 meters drilled in coal seam per well. The first of two wells was spudded on

June 8, 2005 and has not been completed. If we elect to commit to Phase III we will be required to drill one horizontal well, under which we will attempt to drill to 4,000 meters in coal seam. We are required to complete Phase III by July 1, 2007. Our total work commitment in Phases II and III, if we elect to commit to Phase III, will consist of a total of 12,000 meters of horizontal drilling in coal seam for the three wells completed during the exploration period.

      We must bear all exploration costs for discovering and evaluating CBM-bearing areas during Phase II. If we successfully complete Phase II, ConocoPhillips China Inc. (Phillips) will have the option to elect to retain a net undivided 30% participating interest or an overriding royalty interest up to 3.5% of the total participating interest. Additionally, prior to the beginning of the development period of any CBM field in the Shanxi project, CUCBM may elect to participate in the development of that CBM field at a level of between zero and 30%. Therefore, depending upon whether Phillips and CUCBM elect to participate in the project, our interest will range from 40% (assuming full participation by Phillips and CUCBM) to 96.5% (assuming both CUCBM and Phillips choose not to participate).

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

      In addition to the wells we must drill, we are required to make other expenditures over the term of the production sharing contracts, including, (1) CUCBM assistance fees totaling $100,000 each per year during the exploration period and $240,000 per year during the development and production periods; (2) training fees for Chinese personnel working on the projects for $120,000 per year during the development and production periods; (3) signature fees totaling $300,000 which will be due within 30 days after first approval of the overall development plan following the exploration period; (4) reimbursement of CUCBM for government-imposed fees for CBM exploration rights ($240,000 for the twelve months ending February 2006 and in proportion to our participating interest in the development and production periods); and (5) salary and benefits paid to CUCBM professionals, which are currently $13,500 per month. The allocation of salary and benefits for CUCBM professionals during the development and production periods shall be determined by CUCBM and us through consultation.

      We placed $1 million into escrow in May 2004 to guarantee performance of the evaluation and work program to test existing wells under our agreement with Phillips. In the event that we have not completed the drilling of the first horizontal well in Phase II by August 31, 2005, we will be required to increase the escrow account to $2.6 million. Notwithstanding the requirement to increase the amount of the escrow account to $2.6 million on August 31, 2005, subject to certain events described above, we shall have the right, each time subject to the prior written consent of Phillips, to drawdown amounts from this escrow account required to fund operations in Phase II after August 31, 2005. Each drawdown shall not exceed $250,000. Required funding for these activities is expected to come from existing capital.

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

Insurance Contract

         Under our contract to purchase control of well and other related insurance, which we entered into in March 2005, we paid one-half of the premium in April 2005, approximately $80,000, and the remaining balance will be paid in four quarterly installments of approximately $20,000 each.

7. STOCKHOLDERS' EQUITY

                                           Common Stock
                                     ------------------------      Additional      Number of     Number of
                                     Number of                      Paid in         Warrants      Options
                                      Shares        Par Value       Capital       Outstanding   Outstanding
                                     ----------     ---------    ------------     -----------   ----------
Balance, January 1, 2005             76,542,410     $  77,000    $ 29,716,000      16,825,689   10,218,000
Shares issued to compensate
  consultant                             30,000             -          32,000               -            -
Shares issued to fulfill
  anti-dilution provisions
  of previous issuances                 887,500         1,000          (1,000)        750,000            -
Issuance of warrants                          -             -         176,000         375,000            -
Warrants surrendered                          -             -               -        (722,500)           -
Issuance of options                           -             -               -               -       80,000
Forfeiture of options                         -             -               -               -     (772,000)
                                     ----------     ---------    ------------      ----------    ---------
Balance, June 30, 2005               77,459,910     $  78,000    $ 29,923,000      17,228,189    9,526,000
                                     ==========     =========    ============      ==========    =========

Issuances of Common Stock

         We issued 5,000 shares of our common stock each month under a contract for investor relations and consulting services for a total of 30,000 shares for the first six months of 2005. We value the services at the price of the stock on the last trading day of the month they are awarded. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act.

Resale Restrictions

         On June 30, 2005, we had 77,459,910 shares of common stock outstanding, of which 42,098,021 or 54.3% were subject to resale restrictions.

Surrender of Warrants and Options to Purchase Our Common Stock

         In June 2005, a security holder surrendered a warrant to purchase 172,500 shares of our common stock and an option to purchase 300,000 shares of common stock. We paid no remuneration to the security holder.

Stock Incentive Plan

         In May 2005, our stockholders approved the Far East Energy Corporation 2005 Stock Incentive Plan (the Plan), which permits the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, consultants and members of the board of directors. The Plan provides that the maximum number of shares of our common stock with respect to which awards may be granted is 3,500,000 shares, subject to adjustment in accordance with the provisions of the Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2004 and the financial statements and related notes in this report.

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

         Our operations concentrate on CBM exploration and development in the Yunnan Province in Southern China and in the Shanxi Province in Northern China. During the second quarter of 2005, we spudded the first of two horizontal wells that we are committed to drill in the Shanxi Province. We incurred exploration and development costs of approximately $1,200,000 in the Yunnan Province and approximately $1,900,000 in the Shanxi Province during the six months ended June 30, 2005. Although we believe the results of our exploration activities in the Yunnan and Shanxi Provinces have been favorable, we will need to complete several more wells to achieve commercial viability in these provinces, which will require significant capital expenditures. No gas pipeline, liquefied natural gas plant, or other off-take candidate currently exists to transport CBM from our properties in the Yunnan Province, and it is not likely that any such facilities will be built until favorable results are obtained from several more wells. Potential customers are located in proximity to our Shanxi Province projects; however, no off-take contracts can be negotiated until we have CBM production. Pipelines must also be built on our Shanxi Province projects if we desire to connect to larger existing pipelines in the area of our projects to transport large quantities of CBM that may be produced from those projects. Actual production may vary materially from preliminary test results.

         Until recently, we also owned undeveloped oil, gas and mineral rights and interests in approximately 149,000 net acres located in the eastern portion of Montana. On February 2, 2005, our wholly owned subsidiary, Newark Valley Oil & Gas, Inc., entered into a purchase and sale agreement with Zier & Associates, Ltd. for the sale of our oil and gas leasehold interests and other property interests in Montana. As a condition to the sale of our Montana properties, we acquired certain overriding royalty interests in adjoining acreage for $100,000, which were also sold under the terms of the purchase and sale agreement. The transaction closed on February 2, 2005. At the closing, we received gross proceeds of $1,135,000 and net proceeds after selling costs of $1,108,000 from the sale of our Montana properties (including the overriding royalty interests described above). We consider our Montana properties to be non-core assets of our company. We sold these assets in order to focus on the exploration and development of our coalbed methane holdings located in China.

         We have not recognized any revenues from our operations and do not anticipate recognizing significant revenues prior to late 2006. We incurred a net loss of approximately $4.7 million for the six months ended June 30, 2005, and we expect to incur losses and negative cash flows for the foreseeable future. As we are a development stage company concentrating on exploration and development of CBM, our expenditures primarily consist of geological and engineering services, exploration costs and travel expenses between our headquarters and China. Our expenses also consist of consulting and professional services (including fund raising expenses), compensation, legal and accounting and general and administrative expenses which we incurred in order to address necessary organizational activities.

         Based on funds currently available to us and escrowed funds that we expect will become available to us during 2005, management believes that we have adequate cash resources to fund our operations and exploration and development operations in China through late 2005. During 2005, we estimate total capital expenditures in China will be approximately $7.9 million and our total operating expenditures will be $7.3 million. We will also require resources to fund significant capital expenditures for exploration and development activities and to fund operating expenses in future periods. As we do not have a source of revenue, we will require additional financing in order to continue our exploration and development in China and sustain our operating losses. We intend to finance our operations by various methods, which might include issuing equity securities, the continued exercise of warrants issued to investors in conjunction with the previously completed private offerings, and entering into farmout agreements and other arrangements with strategic partners, among other alternatives. Currently, we are seeking to raise additional funds through equity or debt financing. If we fail to raise the necessary funds to complete our exploration activities, and we cannot obtain extensions to the requirements under our production sharing contracts, we would not be able to successfully complete our exploration activities, and we may lose rights under our production sharing contracts.

         In May 2005, our stockholders approved the adoption of a restructuring plan (Restructuring Plan), authorizing us (upon satisfaction of certain conditions) to transfer to Far East Energy (Bermuda), Ltd., a newly formed wholly-owned subsidiary organized under the laws of Bermuda (FEEB), all or substantially all of our assets relating to our operations in the PRC. After the consummation of the Restructuring Plan, we are not expected to own a significant amount of assets other than the outstanding capital stock of our subsidiaries, including FEEB, and cash and cash equivalents. The implementation of the Restructuring Plan will have no effect on the presentation of our consolidated financial statements. The implementation of the Restructuring Plan is subject to a number of conditions, including the receipt of all material consents and approvals of governmental authorities and other third parties. There can be no assurances that the conditions to the Restructuring Plan will be satisfied and that the board of directors will determine to transfer the assets pursuant to the Restructuring Plan. The board of directors may, in its discretion, terminate the Restructuring Plan at any time prior to its consummation.

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2004 and with the financial statements and notes thereto included in this report. Comparisons made between reporting periods herein are for the six and three months ended June 30, 2005 as compared to the six and three months ended June 30, 2004.

                                                Six Months Ended                 Three Months Ended
                                                     June 30,                         June 30,
                                      ----------------------------------------------------------------------
                                                                 Percent                            Percent
                                           2005          2004     change       2005        2004     change
                                      -----------   -----------  ------- -----------   -----------  --------
Geologic and engineering services     $ 26,000      $ 240,000       -89% $    20,000   $   118,000    -83%
Exploration costs                       1,712,000             -      N/A   1,008,000             -     N/A
Other consulting and professional
  services                                585,000       215,000     172%     302,000       132,000    129%
Compensation                              673,000       439,000      53%     338,000       238,000     42%
Stock compensation                        194,000       433,000     -55%      97,000       226,000    -57%
Travel                                    230,000       191,000      20%     126,000       107,000     18%
Legal and accounting                      921,000       477,000      93%     384,000       269,000     43%
Amortization                                    -        23,000    -100%           -             -     N/A
General and administrative                494,000       447,000      11%     283,000       106,000    167%
                                      -----------   -----------          -----------   -----------
    Total                             $ 4,835,000   $ 2,465,000      96% $ 2,558,000   $ 1,196,000    114%
                                      ===========   ===========          ===========   ===========

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

         Geologic and engineering services decreased due to the sale of our Montana properties and resulting reduction in leasehold rental expenses.

         Exploration costs for the six month period ended June 30, 2005 consist of the capitalized drilling costs for the second and third wells in the Enhong-Laochang block, which were expensed, and expenses for two slim hole wells in the Yunnan Province. The second well in the Enhong-Laochang block in the Yunnan Province was completed in February 2004 and the third well was completed in April 2004. Costs related to the wells were recorded as unevaluated well costs in property and equipment pending determination of whether proved reserves would be attributed to the wells. Statement of Financial Accounting Standards No. 19, (SFAS 19) requires that the costs of wells which do not locate proved reserves be expensed. The second and third wells have not located reserves and approximately $1.3 million was expensed in the first six months of 2005. Additionally, we expensed approximately $300,000 related to two slim hole wells drilled in the Yunnan Province as there were no plans to further test these wells.

         We incurred no impairment expense during the six months ended June 30, 2005. The carrying value of our Montana properties was reduced to the estimated proceeds from the sale of the properties estimated at December 31, 2004. This property was sold in February 2005.

         The increase in our other consulting and professional services in the first six months of 2005 compared to the first six months of 2004 is primarily attributed to expenses incurred in connection with our investor relations activities. The increase, to a lesser extent, is also the result of consulting expense related to our China operations.

         Compensation increased primarily due to the increase in permanent employees, including hiring permanent employees in finance and field operations. Additionally, approximately 5% was due to salary increases, which became effective on January 1, 2005.

         We record stock compensation under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25), which requires that we recognize compensation expense for the amount by which the market price exceeds the grant price on the grant date. Stock compensation expense decreased from 2004 to 2005 primarily because no options were granted at a price below the market price on the date of grant during the first six months of 2005.

         Travel costs increased in the first six months of 2005 compared to the first six months of 2004 due primarily to travel to China as a result of increased operations.

         Legal and accounting expenses have increased in the first six months of 2005 compared to the first six months of 2004 as a result of our registration statement filed with the SEC declared effective in February 2005, our registration statement filed with the SEC in May 2005 and declared effective in July 2005, preparation of our proxy statement for our 2005 Annual Meeting of Stockholders and planning the restructuring contemplated by the Restructuring Plan described above.

         Interest income increased as a result of the increased cash balances bearing interest.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2004

         Geologic and engineering services decreased due to the sale of our Montana properties and resulting reduction in leasehold rental expenses.

         Exploration costs for the quarter ended June 30, 2005 consist of the expense to drill the third well in the Enhong-Laochang Block in the Yunnan Province. The third well in the Enhong-Laochang block in the Yunnan Province was completed in April 2004. Costs related to the well were recorded as unevaluated well costs in property and equipment pending determination of whether proved reserves would be attributed to the well. SFAS 19 requires that the costs of wells which do not locate proved reserves be expensed. The third well did not locate reserves and approximately $950,000 was expensed in the second quarter of 2005.

         We incurred no impairment expense during the quarter ended June 30, 2005.

         The increase in our other consulting and professional services in the second quarter of 2005 compared to the second quarter of 2004 is primarily attributed to expenses incurred in connection with our investor relations activities. The increase, to a lesser extent is also the result of consulting expense related to our China operations.

         Compensation increased primarily due to the increase in permanent employees, including hiring permanent employees in finance and field operations. Additionally, approximately 5% was due to salary increases, which became effective on January 1, 2005.

         We record stock compensation under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25), which requires that we recognize compensation expense for the amount by which the market price exceeds the grant price on the grant date. Stock compensation expense decreased from 2004 to 2005 primarily because no options were granted at a price below the market price on the date of grant during the second quarter of 2005.

         Legal and accounting expenses have increased in the second quarter of 2005 compared to the second quarter of 2004 as a result of our registration statement filed with the SEC in May 2005 and declared effective in July 2005, and planning the restructuring contemplated by the Restructuring Plan described above.

         General and administrative expense increased in the second quarter of 2005 compared to the second quarter of 2004 due primarily to an increase in insurance expense as a result of increased drilling operations and printing expenses related to our proxy and registration statement.

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

CASH FLOW

         As of June 30, 2005, our cash and cash equivalents were $7,013,000, excluding the $1,441,000 of restricted cash held in escrow pursuant to our Shanxi Province farmout and vendor agreements. Cash and cash equivalents excluding $1,000,000 of restricted cash was $11,418,000 as of December 31, 2004.

         Cash used in operating activities for the six months ended June 30, 2005 was $2,269,000 as compared to cash used in operating activities for the same period of 2004 of $1,612,000. This increase is primarily due to higher compensation, travel expense and legal and accounting expense.

         Cash used in investing activities increased to $2,386,000 for the six months ended June 30, 2005 as compared to $1,838,000 for the same period in 2004. This increase is primarily attributable to approximately $2.9 million of cash used for additions to our unproved oil and gas properties offset by the receipt of $1.1 million for the sale of our Montana oil and gas properties, compared to $833,000 used for the six months ended June 30, 2004. The increase in cash used for additions to our unproved oil and gas properties was a result of the fracturing of a well and drilling of two slim hole wells in the Yunnan Province, commencement of drilling our first horizontal well and testing of a well in the Shanxi Province in China.

         Cash provided by financing transactions was $250,000 for the six months ended June 30, 2005 as compared to $5,997,000 for the same period in 2004. The cash provided in 2005 is a result of collecting the subscriptions that were receivable at December 31, 2004 and the cash provided in 2004 resulted primarily from the sale of common stock and the exercise of warrants.

CAPITAL RESOURCES AND REQUIREMENTS

         The Shanxi production sharing and farmout agreements required that we post a $1.0 million bank guarantee or surety bond by May 14, 2004 to guarantee performance of the evaluation and work program to test existing wells. On May 14, 2004, we placed $1.0 million into escrow to satisfy this bond. The $1.0 million escrow account will continue to be held until December 31, 2005. In the event that we have not completed drilling of the first horizontal well in Phase II by August 31, 2005, we will be required to increase the escrow account to $2.6 million. We believe that we can satisfy this requirement, if necessary with our current cash resources. Notwithstanding the requirement to increase the amount of the escrow account to $2.6 million on August 31, 2005, subject to the prior written consent of Phillips, we will be able to drawdown amounts from this escrow account required to fund operations in Phase II after August 31, 2005. Each drawdown may not exceed $250,000. We anticipate that we will be able to draw down the total amount of the escrow during 2005.

         We placed $500,000 into escrow in May 2005 as security for amounts due NQL Energy Services US, Inc. (NQL) according to the terms of the Equipment Lease Agreement dated May 10, 2005. The escrow funds may be withdrawn to pay amounts due to NQL; however the balance of the escrow fund may not be reduced below $250,000. As of June 30, 2005, the escrow balance was $441,000.

         Our board of directors has the authority, without further action by the stockholders, to issue up to 500.0 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500.0 million shares of common stock authorized under our charter documents, of which 77.5 million shares was issued and outstanding as of June 30, 2005. The issuance of preferred stock could have the effect of restricting dividends on the common stock or delaying or preventing our change in control without further action by the stockholders. While we have no present plans to issue any shares of preferred stock, we may need to do so in the future in connection with capital raising transactions. In addition, we may issue additional shares of common stock in connection with fundraising activities. The issuance of additional common stock would also have a dilutive impact on our stockholders' ownership interest in our company.

         The exploration and development of coalbed methane gas reserves requires substantial capital expenditures. In order to reduce our investment in a particular project, we may form joint ventures and seek joint venture partners to share the costs. We incurred $3.1 million of costs related to the exploration and development during the six months ended June 30, 2005. We anticipate that cash expenditures for the remaining six months of 2005 and first six months of 2006 would include:

      - YUNNAN PROVINCE PHASE II. Our obligations during Phase II of exploration will require us to drill at least one additional horizontal well with a minimum of two laterals. Our Phase II obligations are required to be completed by December 31, 2005. We expect to incur capital expenditures associated with these Phase II obligations of approximately $2.3 million.

      - SHANXI PROVINCE PHASE II. We have spudded the first of two horizontal wells in the Shouyang block. Our Phase II obligations require us to drill these two horizontal wells in the Shouyang block by December 31, 2005. We expect to incur capital expenditures associated with these Phase II obligations of approximately $5.2 million, of which we have incurred $1.0 million through June 30, 2005.

      - CONSULTING EXPENDITURES FOR PHASE II FOR SHANXI AND YUNNAN PROVINCES. We have engaged consultants to assist with the two horizontal wells to be drilled in the Shanxi Province and one well in the Yunnan Province. We estimate that we will incur approximately $800,000 of these consulting costs related to the drilling of these three wells of which we have incurred $480,000 through June 30, 2005.

If our operating requirements differ materially from those currently planned, we may require more financing than currently anticipated.

         We will also require resources to fund significant capital expenditures for exploration and development activities and to fund operating expenses in future periods. We do not anticipate recognizing significant revenues prior to late 2006. CBM projects traditionally require multiple wells to properly dewater the coal and generate predictable volumes of gas. It is not yet possible to predict volumes so decisions about marketing the CBM cannot yet be made. To generate revenue in China prior to the point at which production reaches pipeline quantities, we may elect to install compressors and produce compressed natural gas, which could be sold to local communities. This alternative would cost approximately $220,000 for each compressor. Installation of the compressor could be completed in approximately 90 days, and could be funded from existing cash resources. We could also elect to construct LNG facilities on our properties. We estimate that a 100-ton per day LNG facility, which would liquefy approximately five million cubic feet of gas per day, would cost approximately $10 to $15 million to construct. We estimate that a 1,000-ton per day facility capable of liquefying 50 million cubic feet of gas per day would cost approximately $75 million. However, we believe it is possible that an LNG concern attracted by our CBM production or prospects, may decide to construct such facilities near our properties at their own cost. We may construct pipelines to move CBM from our fields to either municipalities or other pipelines. We estimate the cost to construct a pipeline in the Enhong and Laochang areas of the Yunnan Province to be approximately $50 million. Our farmout agreement from Phillips provides us with rights to two separate blocks, including the Shouyang block, approximately 40 km south of the Shangjing II pipeline to Beijing, and the Qinnan block, approximately 10 km north of the West-East pipeline to Shanghai. We estimate the cost to construct pipeline connections from the Shouyang and Qinnan blocks to the Shangjing II and West-East pipelines, respectively, to be approximately $63 million. We are delaying any decisions regarding the construction of LNG facilities or pipelines until such time as significant CBM volumes are achieved. We believe this delay may allow us to avoid construction costs to the extent other strategic partners have constructed, are constructing or are planning to construct, such facilities.

         We do not currently have the funds to complete our current and proposed business operation in China or sustain our operating losses. Therefore, our ability to continue as a going concern depends upon our ability to raise additional, substantial funds for use in our planned exploration and development activities, and upon the success of these activities. To develop our projects in China over the long term, we need to obtain project funding to satisfy significant expenditures for exploration and development of those projects, if they are successful. If we fail to raise the necessary funds to complete our exploration activities and we cannot obtain extensions to the requirements under our production sharing contracts, we would not be able to successfully complete our exploration activities and we may lose rights under our production sharing contracts.

         We intend to obtain the funds for our planned exploration and development activities by various methods, which might include the issuance of equity securities, continued exercise of warrants issued to investors in conjunction with the recently completed private offerings, obtaining farmout partners and the potential sale of property interests among other alternatives. We are currently seeking to raise additional funds through equity or debt financing. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all. If our operating requirements vary materially from those currently planned, we may require more financing than currently anticipated. Borrowing money may involve pledging some or all or our assets. Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing stockholders. If we cannot obtain additional financing in a timely manner, we will not be able to continue our operations. Since there can be no guarantee of future fundraising success, and since the success of exploratory drilling can never be guaranteed, there is substantial doubt about our ability to continue as a going concern. The reports we received from our independent auditors for our years ended December 31, 2004, 2003 and 2002 financial statements contain an explanatory paragraph that states that our net losses since our inception and no established source of revenues raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. Although there can be no assurances, management believes that we will continue to be successful in raising the funds necessary to explore for CBM, and, assuming success in those exploratory efforts, to raise the funds necessary for production and development.

CONTRACTUAL OBLIGATIONS

           The following table updates our contractual obligations presented in our annual report on Form 10-K for the year ended December 31, 2004, including the increase in the fees:

                                                                      Payments Due by Period
                                                             Less than                                 More Than
                                                 Total       One Year      1-3 Years     3-5 Years      5 Years
                                              ----------    ----------    ----------    ----------    ----------
Long-Term Debt Obligations                    $       --    $       --    $       --    $       --    $       --
Capital Lease Obligations                             --            --            --            --            --
Operating Lease Obligations(1)                   156,000        56,000       100,000            --            --
Purchase Obligations(2)                        1,568,000     1,540,000        28,000
Other Long-Term Liabilities Reflected on
 the Registrant's Balance Sheet Under GAAP            --            --            --            --            --
                                              ----------    ----------    ----------    ----------    ----------
    Totals                                    $1,724,000    $1,596,000    $  128,000    $       --    $       --
                                              ----------    ----------    ----------    ----------    ----------

     (1) We enter into operating leases in the normal course of business primarily for our office space and equipment.

     (2) We include in purchase obligations contractual agreements to purchase goods and services that are legally enforceable and that specify all significant terms, including fixed or minimum quantities, fixed, minimum for variable price provisions and the approximate timing of the transaction. We have included our obligations under the production sharing contracts for the Yunnan Province and Shanxi Province projects for which the amounts were specified in the contracts. We have committed to Phase II for each of these projects and have included contractual expenses through Phase II, both of which are required to be completed by December 31, 2005. We did not include the drilling and completion costs required under the production sharing contract as those amounts are not specified in the contract, but are performance requirements. However, we included minimum purchase commitments to our vendors under contracts to provide services for drilling and completion of wells of approximately $278,000. We will be required to pay our vendors these amounts whether the wells are completed or not. These costs are also included in our estimate of the drilling and completion costs as described under Capital Resources and Requirements above.

    Our contractual obligations under non-cancelable agreements at June 30, 2005, increased due to (1) approximately $278,000 of minimum purchase commitments with vendors under contracts to provide services as we drill our horizontal wells in the Shanxi Province; (2) increase in the amount to be reimbursed to CUCBM for government-imposed fees for CBM exploration rights in the Shanxi Province (increased from approximately $56,000 to approximately $240,000); and (3) a contract to purchase control of well and related insurance for approximately $160,000.

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

Certain costs of exploratory wells are capitalized pending determination that proved reserves have been found. We continue to capitalize exploratory well costs after the completion of the well when the well has found a sufficient quantity of reserves to justify completion as a producing well, and we are making sufficient progress assessing the reserves and the economic and operating viability of the project. All costs related to unsuccessful exploratory wells are expensed when such wells are determined to be non-productive. We assess our capitalized exploratory wells pending evaluation each quarter to determine whether costs should remain capitalized or should be charged to earnings. Other exploration costs, including geological and geophysical costs, are expensed as incurred. We recognize gains or losses on the sale of properties on a field basis.

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

         The successful efforts method of accounting can have a significant impact on the operational results reported when we enter a new exploratory area in hopes of finding oil and gas reserves. Seismic costs can be substantial which will result in additional exploration expenses when incurred. The initial exploratory wells may be unsuccessful and the associated costs will then be expensed as dry hole costs and any associated leasehold costs may be impaired. Coalbed methane wells require a period of time to dewater the wells prior to testing and determining whether proved reserves can be attributed to the well. As of June 30, 2005, we had unevaluated exploratory drilling costs of $2.4 million incurred in China.

         Impairment of unproved leasehold costs. Unproved leasehold costs are capitalized and are reviewed periodically for impairment. Costs related to impaired prospects drilling are charged to expense. The estimated fair value of unproved leasehold costs includes the present value of probable reserves discounted at rates commensurate with the risks involved in each classification of reserve. Our assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impacts the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future, as it may not be economic to develop some of these unproved properties. As of June 30, 2005, we had total unproved leasehold costs of approximately $.4 million consisting of undeveloped leasehold costs incurred in China.

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

NEW ACCOUNTING PRONOUNCEMENTS

STOCK BASED COMPENSATION

         In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123(R) supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows". Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) will require all share-based payments to employees, including grants of stock options to employees and members of the board of directors, to be recognized in our consolidated statements of operations based on their fair values. Pro forma disclosure is no longer an alternative.

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

         In April 2005, the SEC announced the adoption of a new rule that amends the compliance date for SFAS 123(R) so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS 123(R) beginning with the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. We have elected to adopt the provisions of SFAS 123(R) on January 1, 2006 using the modified prospective method.

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

ACCOUNTING FOR SUSPENDED WELL COSTS

         In April 2005, the Financial Accounting Standards Board Staff issued FASB Staff Position FAS 19-1, Accounting for Suspended Well Costs, which amends SFAS 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. Under the provisions of FSP 19-1, exploratory well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well, and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. If either condition is not met, or if an enterprise obtains information that raises substantial doubt about the economic or operational viability of the project, the exploratory well would be assumed to be impaired, and its costs, net of any salvage value, would be charged to expense. The FSP provides a list of indicators that an enterprise is making sufficient progress and provides for new disclosures concerning the capitalized exploratory well costs that are pending the determination of proved reserves. The Staff Position will be applied prospectively to existing and newly capitalized exploratory well costs in the first reporting period after April 4, 2005. We have implemented the Staff Position in the second quarter of 2005.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In addition to the U.S. Dollar, we conduct our business in Chinese Yuan and therefore are subject to foreign currency exchange rate risk on cash flows related to expenses and investing transactions. We do not expect to generate significant revenue from activities in China prior to late 2006. In recent years, the Chinese government has fixed the exchange rate between U.S. Dollars and Chinese Yuan, and, consequently, we have experienced no fluctuations in the value of goods and services we purchase in China because of currency exchange.

         In July 2005, the Chinese government began to permit the Chinese Yuan to float against the U.S. Dollar. All of our costs to operate our Chinese offices are paid in Chinese Yuan. Our exploration costs in China may be incurred under contracts denominated in Chinese Yuan or U.S. Dollars. The majority of our exploration costs incurred for activities currently underway in the Shanxi Province are denominated in Chinese Yuan. To date, we have not engaged in hedging activities to hedge our foreign currency exposure. In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On April 29, 2005, May 31, 2005 and June 30, 2005, we issued 5,000 shares of our common stock, a total of 15,000 shares during the second quarter, to a consultant in consideration for investor relations and consulting services. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act upon the exemption provided in Section 4(2) of the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The registrant held its annual meeting of stockholders in Houston, Texas on May 27, 2005. Each of the individuals nominated for election was elected and each of the proposals before the meeting was approved. The following sets forth the items that were submitted to a vote of the stockholders and the results thereof:

         a) election of six directors, each for a term of one year. The vote tabulation for each nominee was as follows:

                  NOMINEE                               FOR         WITHHELD
                  --------------------              ----------      --------
                  John C. Mihm                      40,698,602        18,208
                  Michael R. McElwrath              40,698,602        18,208
                  Donald A. Juckett                 40,698,602        18,208
                  Randall D. Keys                   40,698,602        18,208
                  Tim Whyte                         40,698,602        18,208
                  Thomas Williams                   40,698,602        18,208

         b) a proposal to adopt the Restructuring Plan authorizing the Company, upon satisfaction of certain conditions, to transfer to Far East Energy (Bermuda), Ltd., a newly formed wholly-owned subsidiary organized under the laws of Bermuda, all, or substantially all, of the Company's assets relating to its operations in The People's Republic of China, with 40,667,967 votes cast in favor, 41,426 votes cast against and 7,417 votes abstained and no broker non-votes.

         c) a proposal to approve the 2005 Stock Incentive Plan, with 29,282,285 votes cast in favor, 11,201,405 votes cast against, 233,120 votes abstained and no broker non-votes.

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

                           Far East Energy Corporation

                           /s/ Michael R. McElwrath
                           ------------------------
                           Michael R. McElwrath
                           Chief Executive Officer and President
                           (Principal Executive Officer)


                           /s/ Bruce N. Huff
                           -----------------
                           Bruce N. Huff
                           Chief Financial Officer
                           (Principal Financial and Accounting Officer)

Date:  August 5, 2005

                                INDEX TO EXHIBITS


Exhibit
 Number                                        Description
 ------                                        -----------
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

10.6*      Amended and Restated Nonqualified Stock Option Agreement, dated
           December 23, 2004, by and between the Company and Michael R.
           McElwrath (filed as Exhibit 10.4 to the Company's Current Report on
           Form 8-K filed on December 28, 2004, and incorporated herein by reference).

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

Exhibit
 Number                                        Description
 ------                                        -----------
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

10.24      Farmout Agreement -- Qinnan PSC, dated June 17, 2003, by and between
           Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.2 to the Company's Amendment No. 1 to its Quarterly
           Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.25 Assignment Agreement -- Qinnan PSC, dated June 17, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company
           (filed as Exhibit 10.4 to the Company's Amendment No. 1 to its
           Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.26      First Amendment to Farmout Agreement -- Qinnan PSC, dated December
           15, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.26 to the Company's Annual
           Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.27      Second Amendment to Farmout Agreement -- Qinnan PSC, dated December
           17, 2004, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.01 to the Company's Current
           Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.28 Farmout Agreement -- Shouyang PSC, dated June 17, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company
           (filed as Exhibit 10.3 to the Company's Amendment No. 1 to its
           Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.29 Assignment Agreement -- Shouyang PSC, dated June 17, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company
           (filed as Exhibit 10.5 to the Company's Amendment No. 1 to its
           Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

Exhibit
 Number                                        Description
 ------                                        -----------
10.30      First Amendment to Farmout Agreement -- Shouyang PSC, dated December
           15, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.30 to the Company's Annual
           Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.31      Second Amendment to Farmout Agreement -- Shouyang PSC, dated December
           17, 2004, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.02 to the Company's Current
           Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

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

10.35      Registration Rights Agreement, dated December 21, 2004, by and among
           Sofaer Capital Global Fund, Sofaer Capital Asian Fund, Restructuring
           Investors Limited, Persistency and the Company (filed as Exhibit
           10.35 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

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

10.40 Agreement and Plan of Restructuring, dated May 11, 2005, by and between Far East Energy Corporation and Far East Energy (Bermuda),
           Ltd. (filed as Exhibit 10.1 to the Company's Current Report on Form
           8-K filed on June 2, 2005, and incorporated herein by reference).

10.41      Far East Energy Corporation 2005 Stock Incentive Plan (filed as
           Exhibit 10.2 to the Company's Current Report on Form 8-K filed on
           June 2, 2005, and incorporated herein by reference).

10.42      Form of Non-Qualified Stock Option Agreement for Far East Energy
           Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the
           Company's Current Report on Form 8-K filed on June 2, 2005, and incorporated herein by reference).

10.43      Form of Incentive Stock Option Agreement for Far East Energy
           Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.4 to the
           Company's Current Report on Form 8-K filed on June 2, 2005, and incorporated herein by reference).

10.44 Amendment to the Amended and Restated Escrow Agreement under the farmout agreements between the Company and ConocoPhillips China Inc.
           for the Qinnan block and the Shouyang block in the Shanxi Province
           (filed as Exhibit 10.1 to the Company's Current Report on Form 8K filed on June 28, 2005 and incorporated herein by reference).

31.1       Certification of Chief Executive Officer of the Company under Section
           302 of the Sarbanes-Oxley Act of 2002.

31.2       Certification of Chief Financial Officer of the Company under Section
           302 of the Sarbanes-Oxley Act of 2002.

32.1       Certification of Chief Executive Officer of the Company Pursuant to
           18 U.S.C.Section 1350.

32.2       Certification of Chief Financial Officer of the Company Pursuant to
           18 U.S.C.Section 1350.

*    Management contract or compensatory plan arrangement.