Form 10-Q
period 2005-09-30
FAR EAST ENERGY CORP
filed 2005-11-07
CIK 1124024

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

Yes [X] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, par value $.001 per share. Shares outstanding on November 1, 2005: 96,847,222

================================================================================

                           FAR EAST ENERGY CORPORATION
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                  PART I

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheet                                3
          Condensed Consolidated Statement of Operations                      4
          Condensed Consolidated Statement of Cash Flows                      5
          Condensed Consolidated Statement of Comprehensive Income and
          Changes in Accumulated Other Comprehensive Income                   6
          Notes to the Condensed Consolidated Financial Statements            7
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              15
Item 3.   Quantitative and Qualitative Disclosures About Market Risk         23
Item 4.   Controls and Procedures                                            23

                                 PART II

Item 1.   Legal Proceedings                                                  23
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        23
Item 3.   Defaults Upon Senior Securities                                    23
Item 4.   Submission of Matters to a Vote of Security Holders                23
Item 5.   Other Information                                                  23
Item 6.   Exhibits                                                           23
          Signatures                                                         24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           FAR EAST ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                       September 30,   December 31,
                                                                            2005           2004
                                                                       -------------   ------------
                                                                        (unaudited)
                               ASSETS
Current assets
   Cash and cash equivalents                                           $ 13,124,000    $ 11,418,000
   Stock subscriptions receivable                                                --         250,000
   Prepaids and other current assets                                         70,000          98,000
                                                                       ------------    ------------
      Total current assets                                               13,194,000      11,766,000
                                                                       ------------    ------------
Restricted cash                                                           1,250,000       1,000,000
Property and equipment, net                                               7,203,000       2,647,000
                                                                       ------------    ------------
         Total assets                                                  $ 21,647,000    $ 15,413,000
                                                                       ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                                                    $  2,503,000    $    940,000
Commitments and contingencies
Stockholders' equity
   Preferred stock, $.001 par value, 500,000,000 shares
      authorized, none outstanding                                               --              --
   Common stock, $0.001 par value, 500,000,000 shares authorized,
      89,586,021 and 76,542,410 issued and outstanding, respectively         90,000          77,000
   Additional paid in capital                                            39,969,000      29,716,000
   Additional paid in capital-outstanding stock options                   2,437,000       2,061,000
   Deficit accumulated during the development stage                     (23,384,000)    (17,377,000)
   Accumulated other comprehensive loss                                      32,000          (4,000)
                                                                       ------------    ------------
      Total stockholders' equity                                         19,144,000      14,473,000
                                                                       ------------    ------------
         Total liabilities and stockholders' equity                    $ 21,647,000    $ 15,413,000
                                                                       ============    ============

     See accompanying notes to condensed consolidated financial statements.

                           FAR EAST ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                              Cumulative         Nine Months Ended             Three Months Ended
                                                During             September 30,                 September 30,
                                              Development   ---------------------------   ---------------------------
                                                 Stage          2005           2004           2005           2004
                                             ------------   ------------   ------------   ------------   ------------
Revenues                                     $         --   $         --   $         --   $         --   $         --
                                             ------------   ------------   ------------   ------------   ------------
Expenses:
   Geologic and engineering services            1,221,000         27,000        493,000          1,000        253,000
   Exploration costs                            2,341,000      1,791,000             --         79,000             --
   Impairment loss                              3,778,000             --             --             --             --
   Other consulting and professional                                                                --
      services                                  2,219,000        900,000        659,000        315,000        444,000
   Compensation                                 3,851,000        986,000        815,000        313,000        376,000
   Stock compensation                           1,804,000        291,000        447,000         97,000         14,000
   Travel                                       1,842,000        325,000        355,000         95,000        164,000
   Legal and accounting                         3,116,000      1,126,000        986,000        205,000        509,000
   Loss on investment in joint venture             22,000             --             --             --             --
   Amortization of contract rights                 81,000             --         23,000             --             --
   General and administrative                   3,108,000        702,000        706,000        208,000        259,000
                                             ------------   ------------   ------------   ------------   ------------
      Total expenses                           23,383,000      6,148,000      4,484,000      1,313,000      2,019,000
                                             ------------   ------------   ------------   ------------   ------------
   Other Expenses (Income):
      Interest expense                            180,000          3,000             --             --             --
      Interest income                            (172,000)      (136,000)       (11,000)       (52,000)        (6,000)
      Gain on sale of assets                       (8,000)        (8,000)            --             --             --
      Foreign currency exchange loss                1,000             --             --             --             --
                                             ------------   ------------   ------------   ------------   ------------
         Total other expense (income)               1,000       (141,000)       (11,000)       (52,000)        (6,000)
                                             ------------   ------------   ------------   ------------   ------------
   Loss before income taxes                   (23,384,000)    (6,007,000)    (4,473,000)    (1,261,000)    (2,013,000)
   Income taxes                                        --             --             --             --             --
                                             ------------   ------------   ------------   ------------   ------------
   Net loss                                   (23,384,000)    (6,007,000)    (4,473,000)    (1,261,000)    (2,013,000)
   Accumulated deficit-beginning of period                   (17,377,000)    (9,373,000)   (22,123,000)   (11,833,000)
                                             ------------   ------------   ------------   ------------   ------------
   Accumulated deficit-end of period         $(23,384,000)  $(23,384,000)  $(13,846,000)  $(23,384,000)  $(13,846,000)
                                             ============   ============   ============   ============   ============
   Earnings per share:
      Basic and diluted                                     $      (0.08)  $      (0.08)  $      (0.02)  $      (0.03)
                                                            ============   ============   ============   ============
   Weighted average shares
      outstanding:
      Basic and diluted                                       77,851,165     59,150,681     78,780,617     61,103,728
                                                            ============   ============   ============   ============

   See the accompanying notes to condensed consolidated financial statements.

                           FAR EAST ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                  Cumulative
                                                                    During
                                                                  Development
                                                                     Stage          2005          2004
                                                                 ------------   -----------   -----------
Cash flows from operating activities
   Net loss                                                      $(23,384,000)  $(6,007,000)  $(4,473,000)
   Adjustments to reconcile net loss to cash used in
      operating activities:
      Depreciation and amortization                                   174,000        42,000        41,000
      Stock issued to pay expense                                     109,000        51,000        42,000
      Stock compensation                                            2,437,000       376,000       777,000
      Loss on investment in joint venture                              22,000            --            --
      Unsuccessful exploratory wells                                2,258,000     1,708,000            --
      Impairment expense                                            3,778,000            --            --
      Gain on sale of assets                                           (8,000)       (8,000)           --
      Interest expense--beneficial conversion feature                 168,000            --            --
      Decrease (increase) in prepaids and other current assets        (70,000)       28,000      (132,000)
      Increase (decrease) in accounts payable                       2,659,000     1,739,000      (385,000)
      Decrease in other liabilities                                        --            --      (105,000)
                                                                 ------------   -----------   -----------
         Net cash used in operating activities                    (11,857,000)   (2,071,000)   (4,235,000)
                                                                 ------------   -----------   -----------

Cash flows used in investing activities
   Loss on investment in joint venture                                (22,000)           --            --
   Additions to unproved oil and gas properties                   (10,567,000)   (7,213,000)     (948,000)
   Additions to other property                                       (346,000)     (193,000)       (7,000)
   Sale of oil and gas property                                     1,108,000     1,108,000            --
   Increase in restricted cash                                     (1,250,000)     (250,000)   (1,000,000)
                                                                 ------------   -----------   -----------
      Net cash used in investing activities                       (11,077,000)   (6,548,000)   (1,955,000)
                                                                 ------------   -----------   -----------

Cash flows from financing activities
   Net proceeds from the issuance of notes payable                    300,000            --            --
   Net proceeds from the sale of common stock                      32,618,000    10,039,000     3,283,000
   Net proceeds from the exercise of warrants                       2,858,000            --     2,725,000
   Decrease in subscripton receivable                                 250,000       250,000            --
                                                                 ------------   -----------   -----------
      Net cash provided by financing activities                    36,026,000    10,289,000     6,008,000
                                                                 ------------   -----------   -----------

Effect of exchange rate changes on cash                                32,000        36,000            --
                                                                 ------------   -----------   -----------
Increase (decrease) in cash and cash equivalents                   13,124,000     1,706,000      (182,000)
Cash and cash equivalents--beginning of period                             --    11,418,000     2,326,000
                                                                 ------------   -----------   -----------
Cash and cash equivalents--end of period                         $ 13,124,000   $13,124,000   $ 2,144,000
                                                                 ============   ===========   ===========

   See the accompanying notes to condensed consolidated financial statements.

                           FAR EAST ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
              AND CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
              INCEPTION (FEBRUARY 2000) THROUGH SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                           Nine Months
                                              Ended        Year Ended     Year Ended     Year Ended     Year Ended    Inception to
                                          September 30,   December 31,   December 31,   December 31,   December 31,   December 31,
                                               2005           2004           2003           2002           2001           2000
                                          -------------   ------------   ------------   ------------   ------------   ------------
Comprehensive Income

Net loss                                   $(6,007,000)   $(8,004,000)   $(7,217,000)   $(2,130,000)     $(15,000)      $(11,000)
Foreign currency translation adjustment         36,000         (2,000)                       (2,000)
                                           -----------    -----------    -----------    -----------      --------       --------
Comprehensive loss                         $(5,971,000)   $(8,006,000)   $(7,217,000)   $(2,132,000)     $(15,000)      $(11,000)
                                           ===========    ===========    ===========    ===========      ========       ========

Accumulated Other Comprehensive Income

Balance at inception                                                                                                    $     --
Balance at beginning of year               $    (4,000)   $    (2,000)   $    (2,000)   $        --      $     --
Foreign currency translation adjustment         36,000         (2,000)            --         (2,000)           --             --
                                           -----------    -----------    -----------    -----------      --------       --------
Ending balance                             $    32,000    $    (4,000)   $    (2,000)   $    (2,000)     $     --       $     --
                                           ===========    ===========    ===========    ===========      ========       ========

   See the accompanying notes to condensed consolidated financial statements.

                           FAR EAST ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     We were incorporated in the State of Nevada on February 4, 2000, and on January 10, 2002 we changed our name to Far East Energy Corporation. We are an independent energy company engaged in the acquisition, exploration and development of coalbed methane properties in the People's Republic of China
(PRC). We are a development stage company, and our activities have been limited to organizational activities, including developing a strategic operating plan, capital funding, hiring personnel, entering into contracts, acquiring rights to explore for, develop, produce and sell oil and gas or coalbed methane (CBM), and drilling, testing and completion of exploratory wells.

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

     In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

Restricted Cash

     In May 2005 we deposited cash in escrow as security of $500,000 for amounts due NQL Energy Services US, Inc. (NQL) under the Equipment Lease Agreement dated May 10, 2005. The escrow funds may be withdrawn to pay amounts due to NQL; however the balance may not be reduced below $250,000. As of September 30, 2005, the escrow balance was $250,000. We also have restricted cash deposited in escrow to guarantee our performance under the farmout agreements with ConocoPhillips. As of September 30, 2005, the escrow balance was $1,000,000. We have classified the restricted cash as a non-current asset as it is designated for expenditure on our exploration efforts.

Stock-based Compensation

     We account for our stock-based compensation to employees and directors under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees,(APB 25) and related interpretations, and we have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) as amended by Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123 (SFAS No.148). Had compensation cost for these agreements been determined consistent with the provisions of SFAS No. 123, our stock-based compensation expense, net loss and loss per share would have been adjusted to the following pro forma amounts:

                                                       Nine Months Ended           Three Months Ended
                                                         September 30,               September 30,
                                                   -------------------------   -------------------------
                                                       2005          2004          2005          2004
                                                   -----------   -----------   -----------   -----------
Net loss as reported                               $(6,007,000)  $(4,473,000)  $(1,261,000)  $(2,013,000)
Add:
   Stock-based employee compensation costs
      included in net loss                             291,000       447,000        97,000        14,000
Deduct:
   Stock-based employee compensation expense
      determined under fair value method for all
      awards, net of related tax effects            (1,056,000)   (1,846,000)     (332,000)      (74,000)
                                                   -----------   -----------   -----------   -----------
Pro forma net loss                                 $(6,772,000)  $(5,872,000)  $(1,496,000)  $(2,073,000)
                                                   ===========   ===========   ===========   ===========

Basic and diluted loss per share:
   As reported                                     $     (0.08)  $     (0.08)  $     (0.02)  $     (0.03)
                                                   ===========   ===========   ===========   ===========
   Pro forma                                       $     (0.09)  $     (0.10)  $     (0.02)  $     (0.03)
                                                   ===========   ===========   ===========   ===========

     We estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield at 0%; expected volatility of approximately 50%; risk-free interest rate of 0.9% to 3.9% and expected lives of five to ten years for the options.

Noncash transactions

     During the nine months ended September 30, 2005, 45,000 shares of common stock were issued as payment of consulting fees, valued at approximately $51,000. Additionally, we issued warrants valued at approximately $176,000 to an investor claiming antidilution protection provisions under an earlier private placement. We recorded a liability for the estimated claim at December 31, 2004, and settled it with warrants on January 10, 2005. During the nine months ended September 30, 2004, 27,000 shares of common stock were issued as payment of consulting fees, valued at approximately $42,000 and a note payable for $100,000 was converted into shares of common stock.

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

Accounting Changes and Error Corrections

     In June 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Share-Accounting Changes and Error Corrections, (SFAS 154), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, (APB 20),and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. In contrast, APB 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of its effective date. We have elected to adopt the provisions of SFAS 144 on January 1, 2006. We do not expect adoption to have a material effect on our results of operations or financial position.

2. LIQUIDITY

     We are a development stage company, and having acquired an undeveloped natural resource, we have not established a sources of revenues and do not expect to generate meaningful revenues until at least 2006. However, based on funds currently available to us, escrowed funds that we expect will become available to us during 2005, and funds received subsequent to September 30, 2005 for the exercise of warrants and purchase of our common stock, management believes that we have adequate cash resources to fund our operations and exploration and development operations in China through the fourth quarter of 2006. However, we will need to raise additional funds in the first quarter of 2007 to continue to operate and explore and develop our projects in China during 2007 and thereafter. We may choose to raise additional funds during 2006 to accelerate our drilling plans in China.

3.  DISPOSITION OF MONTANA PROPERTIES

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

     Our consolidated balance sheet as of September 30, 2005 includes the sale of our Montana properties. The following selected unaudited pro forma financial information presents our consolidated operating results for the nine months ended September 30, 2005 and the year ended December 2004 as if we sold the Montana properties on January 1, 2004:

                                       Nine Months Ended       Year Ended
                                         September 30,     December 31, 2004
                                       -----------------   -----------------
Revenues                                  $        --         $        --
Loss before income taxes                   (6,012,000)         (7,494,000)
Basic and diluted net loss per share      $     (0.08)        $     (0.12)

     The unaudited pro forma financial information presented above is not necessarily indicative of the results of operations we might have realized had the transaction been completed at the beginning of the earliest period presented, nor do they necessarily indicate our consolidated operating results for any future period.

4. PROPERTY AND EQUIPMENT

Property and equipment includes the following:

                                            September 30,   December 31,
                                                 2005           2004
                                            -------------   ------------
Unproved leasehold costs                     $  375,000      $1,375,000
Unevaluated wells costs                       6,656,000       1,251,000
Furniture and equipment                         340,000         147,000
                                             ----------      ----------
                                              7,371,000       2,773,000
Accumulated depreciation and amortization      (168,000)       (126,000)
                                             ----------      ----------
                                             $7,203,000      $2,647,000
                                             ==========      ==========

     Unevaluated well costs include our exploratory well costs pending determination of whether proved reserves have been discovered. The capitalized exploratory well costs pending determination of proved reserves was $6,656,000 at September 30, 2005 and $1,251,000 at December 31, 2004. The costs at September 30, 2005 relate to wells for which drilling is in process, and the costs at December 31, 2004 relate to wells which have been completed for less than one year but which have not been attributed proved reserves. We have no wells or capital costs associated with (1) wells in areas requiring a major capital expenditure before production can begin, where additional drilling efforts are not underway or firmly planned for the near future, and (2) wells in areas not requiring a major capital expenditure before production could begin, where more than one year has elapsed since the completion of drilling.

     As of April 1, 2005, we adopted FASB Staff Position FAS 19-1 "Accounting for Suspended Well Costs" (FSP 19-1). The adoption of FSP 19-1 had no effect on our capitalized costs.

     During the first nine months of 2004, we completed drilling two wells in the Yunnan Province and capitalized them pending whether proved reserves were attributed. During the first nine months of 2005, we expensed approximately $1,708,000 of unevaluated well costs to exploration costs related to these wells and two additional slim hole wells drilled in the Yunnan Province as proved reserves were not located, and the wells did not qualify for continued capitalization under FAS No. 19 and FSP 19-1.

     Depreciation expense for the nine months ended September 30, 2005 and 2004 was approximately $42,000 and $41,000, respectively. Depreciation expense for the three months ended September 30, 2005 and 2004 was approximately $19,000 and $6,000, respectively.

5. COMMITMENTS AND CONTINGENCIES

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

Production Sharing Contract for Yunnan Province

     We serve as operator under the production sharing contract to develop the Enhong and Laochang areas in the Yunnan Province. The term of the production sharing contract with CUCBM consists of a two-phase exploration period, a development period and a production period. We are currently in Phase II of the exploration period, which requires that we begin drilling one horizontal well with a minimum of two laterals by December 31, 2005. On October 20, 2005 we entered into a modification agreement with CUCBM that extends the time to complete phase two of the exploration period to June 30, 2007, subject to approval by the PRC's Ministry of Commerce. As a result of this modification, we plan to drill two slim hole vertical wells in November and December 2005 to provide data we can utilize to locate the targeted coal seam, enhance geologic control, and improve our knowledge of the local structure, thereby enabling us to better target our horizontal drilling. We plan to begin drilling the first horizontal well in March 2006. During the exploration period, we hold a 100% participating interest in the properties, and we must bear all exploration costs for discovering and evaluating CBM-bearing areas. Prior to the beginning of the development period of any CBM field in the Enhong-Laochang project, CUCBM may elect to participate in the development of that CBM field at a level of between zero and 40%. If any CBM field is discovered, the development costs for that CBM field will also be borne by CUCBM and us in proportion to the respective participating interests.

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

Shanxi Province Agreements

     We serve as operator under the production sharing contracts to develop the Shouyang Block and Qinnan Block in the Shanxi Province. The term of the production sharing contract with CUCBM consists of a three-phase exploration period, a development period and a production period. We committed to begin Phase II, which requires that we drill two horizontal wells in the Shouyang block by December 31, 2005. We have agreed to use our best commercial efforts to drill each of the horizontal wells 4,000 meters in coal seam with a minimum requirement under our farmout agreements of 2,000 meters drilled in coal seam per well. On November 1, 2005, we completed our first horizontal well, and we are preparing for a production test on the well as soon as the equipment has been installed to proceed. We will begin drilling our second horizontal well shortly. If we elect to commit to Phase III we will be required to drill one horizontal well, under which we will attempt to drill 4,000 meters in coal seam. We are required to complete Phase III by July 1, 2007. Our total work commitment in Phases II and III, if we elect to commit to Phase III, will consist of a total of 12,000 meters of horizontal drilling in coal seam for the three wells completed during the exploration period.

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

     In addition to the wells we must drill, we are required to make other expenditures over the term of the production sharing contracts, including, (1) CUCBM assistance fees totaling $100,000 each per year during the exploration period and $240,000 per year during the development and production periods; (2) training fees for Chinese personnel working on the projects for $120,000 per year during the exploration period and $240,000 per year during the development and production periods; (3) signature fees totaling $300,000 which will be due within 30 days after first approval of the overall development plan following the exploration period; (4) reimbursement of CUCBM for government-imposed fees for CBM exploration rights ($240,000 for the twelve months ending February 2006 and in proportion to our participating interest in the development and production periods); and (5) salary and benefits paid to CUCBM professionals, which are currently $13,500 per month. The allocation of salary and benefits for CUCBM professionals during the development and production periods shall be determined by CUCBM and us through consultation.

     We placed $1 million into escrow in May 2004 to guarantee performance of the evaluation and work program to test existing wells under our agreement with Phillips. In the event that we have not completed the drilling of the first horizontal well in Phase II by November 30, 2005, we will be required to increase the escrow account to $2.6 million. Notwithstanding the requirement to increase the amount of the escrow account to $2.6 million on November 30, 2005, subject to certain events described above, we shall have the right, each time subject to the prior written consent of Phillips, to drawdown amounts from this escrow account required to fund operations in Phase II after November 30, 2005. Each drawdown shall not exceed $250,000. Required funding for these activities is expected to come from existing capital.

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

Contingency Related to Horizontal Well

     On October 19, 2005, certain drilling tools were lost in one of the lateral well bores drilled for our first horizontal well in the Shanxi Province. We have been unable to retrieve the tools and, under our contracts with the suppliers of the tools, we may be required to pay the vendors supplying the tools for the loss of the tools. We are insured for a portion of the cost of these tools, and management has estimated our loss, net of insurance proceeds, to be a maximum of $180,000. The lost tools have not impeded our drilling operations, and we continue to drill additional laterals on this horizontal well.

6. STOCKHOLDERS' EQUITY

                                             Common Stock
                                         --------------------    Additional     Number of     Number of
                                          Number of     Par        Paid in       Warrants      Options
                                           Shares      Value       Capital     Outstanding   Outstanding
                                         ----------   -------   ------------   -----------   -----------
Balance, January 1, 2005                 76,542,410   $77,000   $29,716,000    16,825,689    10,218,000
Shares issued                            12,111,111    12,000    10,027,000       150,000
Shares issued to compensate
   consultant                                45,000        --        51,000            --            --
Shares issued to fulfill anti-dilution
   provisions of previous issuances         887,500     1,000        (1,000)      750,000            --
Issuance of warrants                             --        --       176,000       375,000            --
Warrants surrendered                             --        --            --      (932,500)           --
Issuance of options                              --        --            --            --       140,000
Forfeiture of options                            --        --            --            --      (932,000)
                                         ----------   -------   -----------    ----------    ----------
Balance, September 30, 2005              89,586,021   $90,000   $39,969,000    17,168,189     9,426,000
                                         ==========   =======   ===========    ==========    ==========

Issuances of Common Stock

     On September 20, 2005, we accepted subscription agreements for the purchase of 12,111,111 shares of our common stock in a private placement for total gross proceeds of $10.9 million. We paid commissions of $763,000 and granted placement agent warrants to purchase 150,000 shares of our common stock at $0.90 per share. The warrants have a three year term. The proceeds of the private placement will be used to finance a portion of our operations in China, including planned horizontal drilling for coalbed methane, and for general corporate purposes. The securities were offered and sold to investors in a private placement transaction made in reliance upon exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. In connection with this private placement, we entered into a registration rights agreement, which provides that we will prepare and file a registration statement with the SEC within 60 days and use reasonable efforts to list or include our common stock on the American Stock Exchange within 180 days.

     We issued 5,000 shares of our common stock each month under a contract for investor relations and consulting services for a total of 45,000 shares for the first nine months of 2005. We value the services at the price of the stock on the date the shares are awarded. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in
Section 4(2) of the Securities Act.

Resale Restrictions

     On September 30, 2005, we had 89,586,021 shares of common stock outstanding, of which 51,145,132 or 57.1% were subject to resale restrictions.

Warrants and Options Outstanding

     The exercise price for warrants and options outstanding at September 30, 2005 is as follows:

                                          Number of Common Shares Represented by
                                          --------------------------------------
Price Range                                        Warrants     Options
-----------                                       ----------   ---------
Exercise price $0.65 to $1.00                      5,931,184   5,156,000
Exercise price $1.01 to $1.50                        724,942          --
Exercise price $1.51 to $2.00                             --   4,110,000
Exercise price $2.01 and higher                   10,512,063     160,000
                                                  ----------   ---------
Total outstanding at September 30, 2005           17,168,189   9,426,000
                                                  ==========   =========

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

7. SUBSEQUENT EVENTS

Private Placement of Common Stock

On October 6, 2005, we accepted subscription agreements for the purchase of 2,782,181 shares of common stock offered in a private placement for total gross proceeds of $2,503,963. We intend to use the proceeds of the private placement to finance a portion of our operations in China, including planned horizontal drilling for coalbed methane, and for working capital purposes. The securities were offered and sold to investors in a private placement transaction made in reliance upon exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. In connection with the private placement, we may, as a fee, pay up to 8% of the gross proceeds from the sale of the common stock and issue a warrant to purchase up to 8% of the shares sold in the private placement at an exercise price of $0.90 per share with a term of two years.

Exercise of Warrants

As of October 17, 2005, we have issued 4,474,020 shares of common stock and received gross proceeds of $4,474,020 upon the exercise of warrants. The exercise price of the warrants was $1.00 per share of common stock. We intend to use the proceeds of the warrant exercise to finance a portion of our operations in China, including planned horizontal drilling for coalbed methane, and for working capital purposes. The warrants were offered and sold to investors in a private placement transaction made in reliance upon exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2004 and the consolidated financial statements and related notes in this report.

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

     Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Actual results could differ materially from those projected in such forward-looking statements. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include: our lack of operating history; limited and potentially inadequate management of our cash resources; risk and uncertainties associated with exploration, development and production of coalbed methane; expropriation and other risks associated with foreign operations; matters affecting the energy industry generally; lack of availability of oil and gas field goods and services; environmental risks; drilling and production risks; changes in laws or regulations affecting our operations, as well as other risks described in our annual report on Form 10-K and subsequent filings with the SEC.

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

     Today, our operations concentrate on CBM exploration and development, primarily in approximately 1,057,000 acres in the Shanxi Province in Northern China. We are also engaged in the exploration of approximately 265,000 acres in the Yunnan Province in Southern China. On November 1, 2005, we completed our first horizontal well and are preparing for a production test on the well as soon as the equipment has been installed to proceed. We will begin drilling our second horizontal well shortly. We incurred exploration and development costs of approximately $1,300,000 in the Yunnan Province and approximately $6,200,000 in the Shanxi Province during the nine months ended September 30, 2005. Although we believe the results of our exploration activities in the Yunnan and Shanxi Provinces have been favorable, we will need to complete several more wells to achieve commercial viability in these provinces, which will require significant capital expenditures. No gas pipeline, liquefied natural gas plant, or other off-take candidate currently exists to transport CBM from our properties in the Yunnan Province, and it is not likely that any such facilities will be built until favorable results are obtained from several more wells. Potential customers are located in proximity to our Shanxi Province projects; however, no off-take contracts can be negotiated until we have CBM production. Pipelines must also be built on our Shanxi Province projects if we desire to connect to larger existing pipelines in the area of our projects to transport large quantities of CBM that may be produced from those projects. Actual production may vary materially from preliminary test results.

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

     We have not recognized any revenues from our operations and do not anticipate recognizing significant revenues prior to late 2006. We incurred a net loss of approximately $6.0 million for the nine months ended September 30, 2005, and we expect to incur losses and negative cash flows for the foreseeable future. As we are a development stage company concentrating on exploration and development of CBM, our expenditures primarily consist of geological and engineering services, exploration costs and travel expenses between our headquarters and China. Our expenses also consist of consulting and professional services (including fund raising expenses), compensation, legal and accounting and general and administrative expenses which we incurred in order to address necessary organizational activities.

     Based on funds currently available to us, escrowed funds that we expect will become available to us during 2005, and funds received subsequent to September 30, 2005 for the exercise of warrants and purchase of our common stock, management believes that we have adequate cash resources to fund our operations and exploration and development operations in China through the end of 2006. During 2005, we estimate total capital expenditures in China will be approximately $11.6 million and our total operating expenditures will be $6.2 million. We will also require resources to fund significant capital expenditures for exploration and development activities and to fund operating expenses in future periods. As we do not have a source of revenue, we will require additional financing in order to continue our exploration and development in China and sustain our operating losses. We intend to finance our operations by various methods, which might include issuing equity securities, the continued exercise of warrants issued to investors in conjunction with the previously completed private offerings, and entering into farmout agreements and other arrangements with strategic partners, among other alternatives. If we fail to raise the necessary funds to complete our exploration activities, and we cannot obtain extensions to the requirements under our production sharing contracts, we would not be able to successfully complete our exploration activities, and we may lose rights under our production sharing contracts.

     In May 2005, our stockholders approved the adoption of a restructuring plan (Restructuring Plan), authorizing us (upon satisfaction of certain conditions) to transfer to Far East Energy (Bermuda), Ltd., a newly formed wholly-owned subsidiary organized under the laws of Bermuda (FEEB), all or substantially all of our assets relating to our operations in the PRC. After the consummation of the Restructuring Plan, we are not expected to own a significant amount of assets other than the outstanding capital stock of our subsidiaries, including FEEB, and cash and cash equivalents. The implementation of the Restructuring Plan will have no effect on the presentation of our consolidated financial statements. The implementation of the Restructuring Plan is subject to a number of conditions, including the receipt of all material consents and approvals of governmental authorities and other third parties. We currently anticipate that, assuming our satisfaction of the conditions to the Restructuring Plan, the restructuring can be accomplished during the first quarter of 2006. There can be no assurances that the conditions to the Restructuring Plan will be satisfied and that the board of directors will determine to transfer the assets pursuant to the Restructuring Plan. The board of directors may, in its discretion, terminate the Restructuring Plan at any time prior to its consummation.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2004 and with the financial statements and notes thereto included in this report. Comparisons made between reporting periods herein are for the nine and three months ended September 30, 2005 as compared to the nine and three months ended September 30, 2004.

                                                     Nine Months Ended                   Three Months Ended
                                                       September 30,                       September 30,
                                             ---------------------------------   ---------------------------------
                                                                       Percent                             Percent
                                                2005         2004       change      2005         2004       change
                                             ----------   ----------   -------   ----------   ----------   -------
Geologic and engineering services            $   27,000   $  493,000     -95%    $    1,000   $  253,000    -100%
Exploration costs                             1,791,000           --     N/A         79,000           --     N/A
Other consulting and professional services      900,000      659,000      37%       315,000      444,000     -29%
Compensation                                    986,000      815,000      21%       313,000      376,000     -17%
Stock compensation                              291,000      447,000     -35%        97,000       14,000     593%
Travel                                          325,000      355,000      -8%        95,000      164,000     -42%
Legal and accounting                          1,126,000      986,000      14%       205,000      509,000     -60%
Amortization                                         --       23,000    -100%            --           --      --
General and administrative                      702,000      706,000      -1%       208,000      259,000     -20%
                                             ----------   ----------             ----------   ----------
   Total                                     $6,148,000   $4,484,000      37%    $1,313,000   $2,019,000     -35%
                                             ==========   ==========             ==========   ==========

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

     Geologic and engineering services decreased due to the sale of our Montana properties and resulting reduction in leasehold rental expenses.

     Exploration costs for the nine month period ended September 30, 2005 consist of the capitalized drilling costs for the second and third wells in the Enhong-Laochang block, which were expensed, and expenses for two slim hole wells in the Yunnan Province. The second well in the Enhong-Laochang block in the Yunnan Province was completed in February 2004 and the third well was completed in April 2004. Costs related to the wells were recorded as unevaluated well costs in property and equipment pending determination of whether proved reserves would be attributed to the wells. Statement of Financial Accounting Standards No. 19, (SFAS 19) requires that the costs of wells which do not locate proved reserves be expensed. The second and third wells have not located reserves and approximately $1.5 million was expensed in the first nine months of 2005. Additionally, we expensed approximately $300,000 related to two slim hole wells drilled in the Yunnan Province as there were no plans to further test these wells. During the fourth quarter of 2004, we completed fracturing the second well drilled by ConocoPhillips in the Shanxi Province. The capitalized costs related to that well are approximately $600,000 as of September 30, 2005. Management is currently determining the plan for this well, and, if there are no firm plans for the development of this well, the costs will be expensed in the fourth quarter of 2004.

     We incurred no impairment expense during the nine months ended September 30, 2005. The carrying value of our Montana properties was reduced to the estimated proceeds from the sale of the properties estimated at December 31, 2004. This property was sold in February 2005.

     The increase in our other consulting and professional services in the first nine months of 2005 compared to the first nine months of 2004 is primarily attributed to expenses incurred in connection with our investor relations activities. The increase, to a lesser extent, is also the result of consulting expense related to our China operations. These increases are offset by the reduction in financial consulting expense related to stock options awarded to financial consultants in the previous year.

     Compensation increased primarily due to the increase in permanent employees, including hiring permanent employees in finance and administration. Additionally, approximately 5% was due to salary increases, which became effective on January 1, 2005.

     We record stock compensation under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25), which requires that we recognize compensation expense for the amount by which the market price exceeds the grant price on the grant date. Stock compensation expense decreased from 2004 to 2005 primarily because no options were granted at a price below the market price on the date of grant during the first nine months of 2005.

     Legal and accounting expenses have increased in the first nine months of 2005 compared to the first nine months of 2004 as a result of planning the restructuring contemplated by the Restructuring Plan described above, preparation of our proxy statement for our 2005 Annual Meeting of Stockholders, our registration statement filed with the SEC in May 2005 and declared effective in July 2005 and to a lesser degree our registration statement filed in July 2004 and declared effective in February 2005.

     Interest income increased as a result of the increased cash balances bearing interest.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

     Geologic and engineering services decreased due to the sale of our Montana properties and resulting reduction in leasehold rental expenses.

     Exploration costs for the quarter ended September 30, 2005 consist of exploration fees that are assessed on CUCBM by the government of the People's Republic of China and are passed onto us.

     The decrease in our other consulting and professional services in the third quarter of 2005 compared to the third quarter of 2004 is primarily attributed to the expensing of stock options awarded to financial consultants in the third quarter of 2004 with no similar awards in 2005.

     Compensation increased primarily due to the increase in permanent employees, including hiring permanent employees in finance and administration. Additionally, approximately 5% was due to salary increases, which became effective on January 1, 2005.

     We record stock compensation under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25), which requires that we recognize compensation expense for the amount by which the market price exceeds the grant price on the grant date. The increase is due to revisions made to option agreements in the fourth quarter of 2004 and increased number of options outstanding.

     Legal and accounting expenses have decreased in the third quarter of 2005 compared to the third quarter of 2004 primarily due to the legal fees related to our registration statement filed in July 2004 and effective in February 2005.

     General and administrative expense decreased in the third quarter of 2005 compared to the third quarter of 2004 due primarily to a decrease in expense related to stock options awarded to our advisory committee in 2004.

     Interest income increased as a result of the higher interest-bearing cash balances during the third quarter of 2005 compared to the same period in 2004.

CAPITAL RESOURCES AND LIQUIDITY

     We have no source of revenue or cash flow from operations, and our primary source of cash flow has been cash proceeds from the sale of our Montana properties and private placement of our common stock and warrants to purchase our common stock. Based on funds currently available to us, escrowed funds that we expect will become available to us during 2005, and funds received subsequent to September 30, 2005 for the exercise of warrants and purchase of our common stock, we believe that we have adequate cash resources to fund our operations and exploration and development operations in China through the fourth quarter of 2006. However, to continue to operate and explore and develop our projects in China, we will need to raise additional funds during the first quarter of 2007. We may choose to raise funds in 2006 to accelerate our drilling plans in China.

CASH FLOW

     As of September 30, 2005, our cash and cash equivalents were $13,124,000, excluding the $1,250,000 of restricted cash held in escrow pursuant to our Shanxi Province farmout and vendor agreements. Cash and cash equivalents excluding $1,000,000 of restricted cash was $11,418,000 as of December 31, 2004.

     Cash used in operating activities for the nine months ended September 30, 2005 was $2,071,000 as compared to cash used in operating activities for the same period of 2004 of $4,235,000. This decrease is primarily due to an increase in accounts payable as payments from our Houston office were delayed as a result of Hurricane Rita at the end of September 2005. Additionally, interest income increased for the reasons discussed above, resulting in increased cash flow.

     Cash used in investing activities increased to $6,548,000 for the nine months ended September 30, 2005 as compared to $1,955,000 for the same period in 2004. This increase is primarily attributable to approximately $7.2 million of cash used for additions to our unproved oil and gas properties offset by the receipt of $1.1 million for the sale of our Montana oil and gas properties, compared to $955,000 used for the nine months ended September 30, 2004. The increase in cash used for additions to our unproved oil and gas properties was a result of the fracturing of a well and drilling of two slim hole wells in the Yunnan Province, commencement of drilling our first horizontal well and testing of a well in the Shanxi Province in China. Additionally, the increase in restricted cash for the nine months ended September 30, 2005 was $0.3 million compared to a $1.0 million increase in the nine months ended September 30, 2004.

     Cash provided by financing transactions was $10,289,000 for the nine months ended September 30, 2005 as compared to $6,008,000 for the same period in 2004. The cash provided in 2005 is a result of a private placement of our common stock in September 2005 and the collection of the subscriptions that were receivable at December 31, 2004. The cash provided during the same period in 2004 resulted primarily from the sale of common stock and the exercise of warrants.

CAPITAL RESOURCES AND REQUIREMENTS

     The Shanxi production sharing and farmout agreements required that we post a $1.0 million bank guarantee or surety bond by May 14, 2004 to guarantee performance of the evaluation and work program to test existing wells. On May 14, 2004, we placed $1.0 million into escrow to satisfy this bond. The $1.0 million escrow account will continue to be held until December 31, 2005. In the event that we have not completed drilling of the first horizontal well in Phase II by November 30, 2005, we will be required to increase the escrow account to $2.6 million. We believe that we can satisfy this requirement, if necessary with our current cash resources. Notwithstanding the requirement to increase the amount of the escrow account to $2.6 million on November 30, 2005, subject to the prior written consent of Phillips, we will be able to drawdown amounts from this escrow account required to fund operations in Phase II after November 30, 2005. Each drawdown may not exceed $250,000. We anticipate that we will be able to draw down the total amount of the escrow during 2005.

     We placed $500,000 into escrow in May 2005 as security for amounts due NQL Energy Services US, Inc. (NQL) according to the terms of the Equipment Lease Agreement dated May 10, 2005. The escrow funds may be withdrawn to pay amounts due to NQL; however the balance of the escrow fund may not be reduced below $250,000. As of September 30, 2005, the escrow balance was $250,000.

     Our board of directors has the authority, without further action by the stockholders, to issue up to 500.0 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500.0 million shares of common stock authorized under our charter documents, of which 89.6 million shares was issued and outstanding as of September 30, 2005. The issuance of preferred stock could have the effect of restricting dividends on the common stock or delaying or preventing our change in control without further action by the stockholders. While we have no present plans to issue any shares of preferred stock, we may need to do so in the future in connection with capital raising transactions. In addition, we may issue additional shares of common stock in connection with fundraising activities. The issuance of additional common stock would also have a dilutive impact on our stockholders' ownership interest in our company.

     Subsequent to September 30, 2005, we accepted subscription agreements for the purchase of 2,782,181 shares of common stock offered in a private placement for total gross proceeds of $2,503,963. In connection with the private placement, we may, as a fee, pay up to 8% of the gross proceeds from the sale of the common stock and issue a warrant to purchase up to 8% of the shares sold in the private placement at an exercise price of $0.90 per share with a term of two years. Additionally, as of October 17, 2005, we have issued 4,474,020 shares of common stock and received gross proceeds of $4,474,020 upon the exercise of warrants. The exercise price of the warrants was $1.00 per share of common stock.

     The exploration and development of coalbed methane gas reserves requires substantial capital expenditures. In order to reduce our investment in a particular project, we may form joint ventures and seek joint venture partners to share the costs. We incurred $7.1 million of costs related to the exploration and development of our China properties during the nine months ended September 30, 2005. We anticipate that cash expenditures for the remaining three months of 2005 and first nine months of 2006 would include:

     - YUNNAN PROVINCE PHASE II. Our obligations during Phase II of exploration will require us to drill at least one horizontal well with a minimum of two laterals. As a result of a modification to the production sharing agreement, our required date to complete the horizontal well was extended to June 30, 2007 from December 31, 2005. The modification is subject to approval by the PRC's Ministry of Commerce, and management believes we will receive the approval. We will drill two slim hole vertical wells in the fourth quarter of 2005 for a cost of approximately $300,000 to provide data we will utilize to locate the targeted coal seam, enhance geologic control, and improve our knowledge of the local structure, thereby enabling us to better target our horizontal drilling. We will begin drilling the first horizontal well in March 2006, which is expected to cost $2.3 million. We expect to incur capital expenditures associated with these Phase II obligations of approximately $2.6 million.

     - SHANXI PROVINCE PHASE II. Our Phase II obligations require us to drill these two horizontal wells in the Shouyang block by December 31, 2005. We have completed the first of two horizontal wells and will begin production testing once the equipment is installed. We will begin drilling the second of the horizontal wells shortly. We expect to incur capital expenditures associated with these Phase II obligations of approximately $9.7 million, of which we have incurred $5.5 million through September 30, 2005, which includes $1.5 million of cost related to the vertical component of the wells.

     - CONSULTING EXPENDITURES FOR PHASE II FOR SHANXI AND YUNNAN PROVINCES. We have engaged consultants to assist with the two horizontal wells to be drilled in the Shanxi Province and one well in the Yunnan Province. We estimate that we will incur approximately $800,000 of these consulting costs related to the drilling of these three wells of which we have incurred $600,000 through September 30, 2005.

If our operating requirements differ materially from those currently planned, we may require more financing than currently anticipated.

     We will also require resources to fund significant capital expenditures for exploration and development activities and to fund operating expenses in future periods. We do not anticipate recognizing significant revenues prior to late 2006. CBM projects traditionally require multiple wells to properly dewater the coal and generate predictable volumes of gas. It is not yet possible to predict volumes so decisions about marketing the CBM cannot yet be made. To generate revenue in China prior to the point at which production reaches pipeline quantities, we may elect to install compressors and produce compressed natural gas, which could be sold to local communities. This alternative would cost approximately $220,000 for each compressor. Installation of the compressor could be completed in approximately 90 days. We could also elect to construct LNG facilities on our properties. We estimate that a 100-ton per day LNG facility, which would liquefy approximately five million cubic feet of gas per day, would cost approximately $10 to $15 million to construct. We estimate that a 1,000-ton per day facility capable of liquefying 50 million cubic feet of gas per day would cost approximately $75 million. However, we believe it is possible that an LNG concern attracted by our CBM production or prospects, may decide to construct such facilities near our properties at their own cost. We may construct pipelines to move CBM from our fields to either municipalities or other pipelines. We estimate the cost to construct pipelines in the Yunnan Province and Shanxi Province will total approximately $102 million. If CUCBM elects a 30% working interest in Shanxi and 40% working interest in Yunnan our net cost would approximate $62 million. We are delaying any decisions regarding the construction of LNG facilities or pipelines until such time as significant CBM volumes are achieved. We believe this delay may allow us to avoid construction costs to the extent other strategic partners have constructed, are constructing or are planning to construct, such facilities.

     We do not currently have the funds to complete our proposed business operation in China. To develop our projects in China over the long term, we need to obtain project funding to satisfy significant expenditures for exploration and development of those projects, if they are successful. We intend to obtain the funds for our planned exploration and development activities by various methods, which might include the issuance of equity securities, continued exercise of warrants issued to investors in conjunction with the recently completed private offerings, obtaining farmout partners and the potential sale of property interests among other alternatives. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all. If our operating requirements vary materially from those currently planned, we may require more financing than currently anticipated. Borrowing money may involve pledging some or all or our assets. Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing stockholders. If we fail to raise the necessary funds to complete our exploration activities and we cannot obtain extensions to the requirements under our production sharing contracts, we would not be able to successfully complete our exploration activities and we may lose rights under our production sharing contracts.

CONTRACTUAL OBLIGATIONS

     The following table updates our contractual obligations presented in our annual report on Form 10-K for the year ended December 31, 2004, including the increase in the fees:

                                                                  Payments Due by Period
                                               -----------------------------------------------------------
                                                             Less than                           More Than
                                                  Total      One Year    1-3 Years   3-5 Years    5 Years
                                               ----------   ----------   ---------   ---------   ---------
Long-Term Debt Obligations                     $       --   $       --    $     --      $--         $--
Capital Lease Obligations                              --           --          --       --          --
Operating Lease Obligations(1)                    152,000       52,000     100,000       --          --
Purchase Obligations(2)                         1,448,480    1,420,480      28,000
Other Long-Term Liabilities Reflected on the
   Registrant's Balance Sheet Under GAAP               --           --          --       --          --
                                               ----------   ----------    --------      ---         ---
   Totals                                      $1,600,480   $1,472,480    $128,000      $--         $--
                                               ==========   ==========    ========      ===         ===

(1) We enter into operating leases in the normal course of business primarily for our office space and equipment.

(2) We include in purchase obligations contractual agreements to purchase goods and services that are legally enforceable and that specify all significant terms, including fixed or minimum quantities, fixed, minimum for variable price provisions and the approximate timing of the transaction. We have included our obligations under the production sharing contracts for the Yunnan Province and Shanxi Province projects for which the amounts were specified in the contracts. We have committed to Phase II for each of these projects and have included contractual expenses through Phase II, the Yunnan project is required to be completed by June 30, 2007 and the Shanxi project by July 1, 2007. We did not include the drilling and completion costs required under the production sharing contract as those amounts are not specified in the contract, but are performance requirements. However, we included minimum purchase commitments to our vendors under contracts to provide services for drilling and completion of wells of approximately $158,000. We will be required to pay our vendors these amounts whether the wells are completed or not. These costs are also included in our estimate of the drilling and completion costs as described under Capital Resources and Requirements above.

     Our contractual obligations under non-cancelable agreements at September 30, 2005, increased due to (1) approximately $158,000 of minimum purchase commitments with vendors under contracts to provide services as we drill our horizontal wells in the Shanxi Province; (2) increase in the amount to be reimbursed to CUCBM for government-imposed fees for CBM exploration rights in the Shanxi Province (increased from approximately $56,000 to approximately $240,000); and (3) a contract to purchase control of well and related insurance for approximately $160,000.

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

     The successful efforts method of accounting can have a significant impact on the operational results reported when we enter a new exploratory area in hopes of finding oil and gas reserves. Seismic costs can be substantial which will result in additional exploration expenses when incurred. The initial exploratory wells may be unsuccessful and the associated costs will then be expensed as dry hole costs and any associated leasehold costs may be impaired. Coalbed methane wells require a period of time to dewater the wells prior to testing and determining whether proved reserves can be attributed to the well. As of September 30, 2005, we had unevaluated exploratory drilling costs of $6.6 million incurred in China.

     Impairment of unproved leasehold costs. Unproved leasehold costs are capitalized and are reviewed periodically for impairment. Costs related to impaired prospects drilling are charged to expense. The estimated fair value of unproved leasehold costs includes the present value of probable reserves discounted at rates commensurate with the risks involved in each classification of reserve. Our assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impacts the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future, as it may not be economic to develop some of these unproved properties. As of September 30, 2005, we had total unproved leasehold costs of approximately $.4 million consisting of undeveloped leasehold costs incurred in China.

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

ACCOUNTING CHANGES AND ERRORS

     In June 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Share-Accounting Changes and Error Corrections, (SFAS 154), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, (APB 20),and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. In contrast, APB 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of its effective date. We have elected to adopt the provisions of SFAS 144 on January 1, 2006. We do not expect adoption to have a material effect on our results of operations or financial position.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On July 29, 2005, August 31, 2005 and September 22, 2005, we issued 5,000 shares of our common stock, a total of 15,000 shares during the third quarter, to a consultant in consideration for investor relations and consulting services. On October 17, 2005, we also issued 71,250 shares of our common stock and received gross proceeds of $71,250 upon the exercise of warrants. The exercise price of the warrants was $1.00 per share of common stock. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act upon the exemption provided in Section 4(2) of the Securities Act.

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

                                        Far East Energy Corporation


                                        /s/ Michael R. McElwrath
                                        ----------------------------------------
                                        Michael R. McElwrath
                                        Chief Executive Officer and President
                                        (Principal Executive Officer)


                                        /s/ Bruce N. Huff
                                        ----------------------------------------
                                        Bruce N. Huff
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

Date: November 7, 2005

                                INDEX TO EXHIBITS

Exhibit
 Number                                 Description
-------                                 -----------
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

Exhibit
 Number                                 Description
-------                                 -----------
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

Exhibit
 Number                                 Description
-------                                 -----------
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

10.41*    Far East Energy Corporation 2005 Stock Incentive Plan (filed as
          Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June
          2, 2005, and incorporated herein by reference).

10.42*    Form of Non-Qualified Stock Option Agreement for Far East Energy
          Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the
          Company's Current Report on Form 8-K filed on June 2, 2005, and incorporated herein by reference).

10.43*    Form of Incentive Stock Option Agreement for Far East Energy
          Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.4 to the
          Company's Current Report on Form 8-K filed on June 2, 2005, and incorporated herein by reference).

10.44 Amendment to the Amended and Restated Escrow Agreement under the farmout agreements between the Company and ConocoPhillips China Inc.
          for the Qinnan block and the Shouyang block in the Shanxi Province
          (filed as Exhibit 10.1 to the Company's Current Report on Form 8K filed on June 28, 2005 and incorporated herein by reference).

Exhibit
 Number                                 Description
-------                                 -----------
10.45     Second Amendment to the Amended and Restated Escrow Agreement among the Company, ConocoPhillips China Inc. and JPMorgan Trust Company,
          N.A., dated August 30, 2005 (filed as Exhibit 10.1 to the Company's
          Current Report on Form 8-K filed on August 30, 2005, and incorporated herein by reference).

10.46     Third Amendment to the Amended and Restated Escrow Agreement among the
          Company, ConocoPhillips China Inc. and JPMorgan Trust Company, N.A., dated September 28, 2005 (filed as Exhibit 10.1 to the Company's
          Current Report on Form 8-K filed on September 29, 2005, and incorporated herein by reference).

10.47     Registration Rights Agreement, dated September 20, 2005, by and among
          Morgan Keegan & Company, Inc. and the Company (filed as Exhibit 10.47 to the Company's Registration Statement on Form S-2 (File No.
          333-129309) filed on October 28, 2005, and incorporated herein by reference).

10.48     Registration Rights Agreement, dated October 6, 2005, by and among
          Sofaer Capital Global Fund, Sofaer Capital Asian Fund, Restructuring
          Investors Limited, Persistency, Passlake Limited and the Company
          (filed as Exhibit 10.48 to the Company's Registration Statement on
          Form S-2 (File No. 333-129309) filed on October 28, 2005, and incorporated herein by reference).

10.49 Modification Agreement for Product Sharing Contract for Exploitation of Coalbed Methane Resources In Enhong and Laochang, Yunnan Province, the People's Republic of China, dated October 20, 2005, between China
          United Coalbed Methane Corporation Ltd. and the Company (filed as
          Exhibit 10.1 to the Company's Current Report on Form 8-K filed on
          October 26, 2005, and incorporated herein by reference).

10.50 Fourth Amendment to the Amended and Restated Escrow Agreement among the Company, ConocoPhillips China Inc. and JPMorgan Trust Company,
          N.A., dated October 27, 2005 (filed as Exhibit 10.1 to the Company's
          Current Report on Form 8-K filed on October 31, 2005, and incorporated herein by reference).

10.51*    Employment Agreement, dated October 29, 2005, by and between the
          Company and Jeffrey R. Brown (filed as Exhibit 10.1 to the Company's
          Current Report on Form 8-K filed on November 3, 2005, and incorporated herein by reference).

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

*    Management contract or compensatory plan arrangement.