Form 10-K
period 2005-12-31
FAR EAST ENERGY CORP
filed 2006-03-14
CIK 1124024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☑        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting Common Stock, par value $0.001 per share, held by non-affiliates of the registrant was approximately $54,948,000 as of June 30, 2005 (based on $1.00 per share, the last price of the Common Stock as reported on the OTC Bulletin Board on such date). For purposes of the foregoing calculation only, all directors, executive officers and 5% beneficial owners have been deemed affiliates.

The number of shares of Common Stock, par value $0.001 per share, outstanding as of March 1, 2006 was 97,515,204.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2006 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

FAR EAST ENERGY CORPORATION

PART I

ITEM 1.	BUSINESS

Overview

We were incorporated in Nevada on February 4, 2000. In January 2002, we renamed our company Far East Energy Corporation and changed our focus to exploring, developing, producing and selling coalbed methane gas, or CBM. Today, our operations concentrate on CBM exploration and development in the Shanxi Province in northern China and in the Yunnan Province in southern China. Our goal is to become a recognized leader in coalbed methane gas property acquisition, exploration, development and production. Our principal offices are located at 400 North Sam Houston Parkway East, Suite 205, Houston, Texas 77060. We also maintain offices in Beijing, Taiyuan City and Kunming, China.

We are a development stage company and to date our activities have been principally limited to organizational activities, including developing a strategic operating plan, capital funding, hiring personnel, entering into contracts, acquiring rights to explore, develop, produce and sell oil and gas or CBM and, beginning in 2003, the drilling, testing and completion of exploratory wells. We have entered into three production sharing contracts that enable us to explore for, develop, produce and sell CBM on over 1.3 million acres located in the Yunnan and Shanxi Provinces of the People’s Republic of China, or the PRC, which we believe makes us the third largest holder of coalbed methane acreage in China. To date, we have performed the following:

•	Drilled three exploratory wells on acreage in the Yunnan Province.

•	Drilled four slim hole vertical wells on acreage in the Yunnan Province, two which were completed in 2005 and two completed in February 2006.

•	Drilled two exploratory horizontal wells on acreage in the Shanxi Province, which are currently in production testing. Drilling on the first of these wells was completed in November 2005, and the second exploratory horizontal well completed drilling in February 2006.

•	Successfully completed hydraulic fracture simulation tests on a well previously drilled by our partner, Phillips China Inc., a subsidiary of ConocoPhillips, Inc., or Phillips, on acreage in the Shanxi Province and on a well drilled by us on acreage in the Yunnan Province.

We have not recognized any revenues from our operations and do not anticipate recognizing significant revenues prior to late 2006.

During February 2005, our wholly-owned subsidiary, Newark Valley Oil & Gas, Inc., entered into a purchase and sale agreement with Zier & Associates, Ltd. for the sale of our oil and gas leasehold interests and other property interests in Montana, consisting of approximately 149,000 net acres. As a condition to the sale of our Montana properties, we acquired certain overriding royalty interests in adjoining acreage for $100,000, which were also sold under the terms of the purchase and sale agreement. The transaction closed on February 2, 2005. At the closing, we received gross proceeds of $1,135,000 from the sale of our Montana properties (including the overriding royalty interests described above). We considered our Montana properties to be non-core assets of our company. We sold these assets in order to focus our efforts on the exploration and development of our coalbed methane holdings located in China. As a result, all of our long-lived assets are presently located in the PRC.

On March 15, 2005, our board of directors, upon the recommendation of management, approved the adoption of a restructuring plan authorizing us (upon satisfaction of certain conditions) to transfer to Far East Energy (Bermuda), Ltd., our wholly-owned subsidiary organized under the laws of Bermuda, or FEEB, all or substantially all of our assets relating to our operations in the PRC. On May 27, 2005, our stockholders approved the restructuring plan. After consummation of the restructuring plan, we are not expected to own a significant amount of assets other than the outstanding capital stock of our subsidiaries, including FEEB, and cash and cash equivalents. The implementation of the restructuring plan will have no effect on the presentation of our consolidated financial statements. We will continue to report our financial operations and condition on a consolidated basis. The implementation of the restructuring plan is subject to a number of conditions, including the receipt of all material consents and approvals of governmental authorities and other third parties. We currently anticipate that, assuming our satisfaction of the conditions to the restructuring plan, the restructuring can be accomplished during the second quarter of 2006. There can be no assurances that the conditions to the restructuring plan will be satisfied and that the board of directors will determine to transfer the assets pursuant to the restructuring plan. The board of directors may, in its discretion, terminate the restructuring plan at any time prior to its consummation.

Our Website

Our website can be found at www.fareastenergy.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished with the U.S. Securities and Exchange Commission, or SEC, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, can be accessed free of charge by linking directly from our website under the “Investor Relations—SEC Filings” caption to the SEC’s Edgar Database. These filings will be available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on the website is not part of this report.

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

Thickness

The thickness of the coal seam is crucial to coalbed methane production. A coal seam with traditionally unacceptably low permeability could be produced with sufficient thickness. In this case, the gas would flow out slowly, but because the coal seam is thick, more of the gas would be produced since there is a thick area from which to collect the CBM.

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

The next lesser coal rank is bituminous coal that contains less CBM per ton but usually has a good cleat structure allowing for better permeability. The coalbeds found in our Enhong–Laochang project, which are located in the Yunnan Province, have bituminous and semi-anthracite coal.

Dewatering

Water must be removed from the coal seams to decrease reservoir pressure and release the gas to produce methane from coalbeds. After the detachment of gas molecules from the coal surface, or desorption, occurs, the gas diffuses through the coalbed’s cleats and fractures toward the well bore. Substantial dewatering of the coalbed is required initially. Water production declines as methane gas production increases. Dewatering of a well may range in length from a few weeks to several months depending on the attributes of the coal seam. Produced water disposal presents major economic and environmental challenges for operators. These costs alone can determine the feasibility of coalbed methane projects.

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

Our business strategy is to explore, develop and produce the coalbed methane currently untapped in China. China is currently the world’s second largest user of petroleum and one of the largest importers of oil and gas in the world. China’s energy needs are also increasing rapidly, fueled in part by a recent economic upswing in the country. Demand in China is projected to outpace the rest of the world over the next decade. As a result of China’s increasing energy needs, the Chinese government has, in recent years, focused its attention on the development of energy sources, including CBM. As reported in the China Daily, China has mandated that natural gas replace coal as a major source of electricity by the 2008 Summer Olympics being held in Beijing. As part of its plan to increase coalbed methane production, the State Council of the PRC, the chief administrative body of the PRC, created the China United Coalbed Methane Co. Ltd., or CUCBM. The State Council has granted CUCBM the exclusive right to contract with foreign corporations for the exploration, development and production of coalbed methane in China. In addition, the Chinese government has provided incentives to stimulate the development of CBM, including exempting CBM development from import duties and import-related duties (Encouraged and Restricted B of the Guidance Catalog of Industries for Foreign Investments,

specific measures executed in accordance with No. 1602 Document issued by the State Administration of Customs in 1997) and reducing value-added tax, or VAT, for CBM projects with foreign companies at 5% compared to 13% to 17% VAT for conventional gas companies (“The Notice of the Interim Regulations Concerning the Value-Added Tax, Consumption Tax and Sales Tax Applied to Foreign Investment Enterprise and Foreign Enterprise” (February 22, 1994, Item 3). Management believes these incentives will be available to us.

Horizontal Drilling

Horizontal drilling technology has yielded successful results in coalbed methane applications in the United States. We plan to leverage this technology in our coalbed methane production in China. We have drilled our first exploratory horizontal well in the Shanxi Province, which was completed in November 2005 and is in the process of production testing. Our second exploratory well in the Shanxi Province was completed in February 2006, and we have begun production testing. A horizontal well allows a well bore to be in contact with hundreds of feet of coal because the drill bit, when it hits the coal seam, is redirected from a downward angle to a horizontal plane and follows the coalbed for hundreds of feet in various directions. This access should change the dynamics of the CBM recovery. In a normal CBM well, we would have to drill an 8-inch hole contacting and hollowing out a coal seam 10 feet thick. With horizontal drilling, we can go directly along the coal seam for hundreds of feet or more in many directions, increasing the coalface exposure. This greater exposure of the coalface to flow associated with horizontal drilling allows more CBM production on a daily basis than can be achieved with conventional vertical stimulation techniques. Although horizontal wells are more costly than traditional wells, they offer more potential in reduced surface facilities and increased production rate.

Our Holdings in the People’s Republic of China

We are parties to production-sharing contracts and farmout agreements covering over 1.3 million acres in two Provinces in China—the Shanxi Province in the northern region of China and the Yunnan Province in the southern region of China.

Shanxi Province, China

In June 2003, we entered into two farmout agreements and assignment agreements with Phillips pursuant to which we acquired a 40% net undivided interest from Phillips in two production sharing contracts between Phillips and CUCBM for the Shanxi Province, or the Shanxi Agreements. The Shanxi Agreements cover a total of 1,057,650 acres. The project areas covered by the Shanxi Agreements are located in the Shouyang Block (northern block near Taiyuan City encompassing 485,000 acres) and the Qinnan Block (southern block near Jincheng and Quinshui encompassing 572,000 acres). The assignment agreements and related amendments to the farmout agreements substituted us for Phillips as the principal party and operator for the projects under the production sharing contracts. These agreements were approved by CUCBM on March 15, 2004 and ratified by the PRC’s Ministry of Commerce on March 22, 2004.

The term of each of the Shanxi Agreements consists of an exploration period, a development period and a production period. The exploration period is divided into three phases called Phase I, Phase II and Phase III. We have completed our Phase I obligations under the Shanxi Agreements and have elected to enter into Phase II of the exploration period. Following completion of Phase III of the exploration period, we may elect to continue the production sharing contracts and conduct development and production operations on any CBM discoveries. The development period as to any CBM field in the Shanxi Province project will begin after the approval of an overall development plan, or ODP, submitted by us with respect to that field by the State Council of the PRC and confirmed by CUCBM. The production period as to any CBM field in the Shanxi Province project will begin after the date of commencement of commercial production of that CBM field. Our agreement with CUCBM expires on April 1, 2034.

Currently, we have a 40% participating interest, Phillips has a 30% participating interest and CUCBM has a 30% participating interest in each of the Shouyang Block and the Qinnan Block of the Shanxi Province. If we

successfully complete Phase II, Phillips will have the option to elect to retain a net undivided 30% participating interest or an overriding royalty interest up to 3.5% of the total participating interest. Additionally, prior to the beginning of the development period of any CBM field in the Shanxi project, CUCBM may elect to participate in the development of that CBM field at a level of between zero and 30%. Therefore, depending upon whether Phillips and CUCBM elect to participate in the project, our interest will range from 40% (assuming full participation by Phillips and CUCBM) to 96.5% (assuming both CUCBM and Phillips choose not to participate).

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

Phase I

We have completed our Phase I obligations. Phase I obligated us, at our expense, to perform a hydraulic fracture of one of three exploration wells previously drilled by Phillips by January 31, 2005. In September 2004, the hydraulic fracture and testing was completed on the QN-002 well drilled previously by Phillips on its acreage in the Qinnan Block located in the Shanxi Province of China. The test was performed on the #3 coal seam at a depth of 550 meters (1,880 feet), with an objective of gaining information on the permeability of the #3 coal seam and completing our requirements for Phase I under the Shanxi Agreements.

Phase II

We have elected to enter into Phase II, which requires us to drill two horizontal wells in the Shouyang Block by March 31, 2006. We agreed to use our best commercial efforts to drill each of the horizontal wells to 4,000 meters of horizontal drilling in coal seam with a minimum requirement under the farmout agreement of 2,000 meters drilled in coal seam per well. We completed one horizontal well in November 2005, and the second well in February 2006. These activities are described below:

•	FCC-HZ01—total depth 540 meters (1,770 feet) and 2,500 meters (8,200 feet) in coal seam. In November 2005, we completed drilling the first of the two horizontal wells in the Shouyang Block. We have begun production testing on the well, and it is producing approximately 600 barrels of water per day. The water level is dropping, but the gas indicated is not yet sufficient to project the production of the well.

•	FCC-HZ02—total depth 640 meters (2,100 feet) and 2,700 meters (8,850 feet) in coal seam. In December 2005, we spudded the second horizontal well in the Shouyang Block. We completed drilling the FCC-HZ02 well in February 2006, and we are performing a production test to dewater this well.

We are planning on spudding the third well in the Shouyang Block in the second quarter of 2006. Upon completion of the second horizontal well, we may elect to commit to Phase III.

Phase III

If we elect to commit to Phase III in the Shanxi Province, we will be required to drill one horizontal well, as to which we have committed to drill 4,000 meters in coal seam. Phase III terminates on July 1, 2007. Our total work commitment in Phases II and III, if we elect to commit to Phase III, will consist of a total of 12,000 meters of horizontal drilling in coal seam for the three wells combined. If we do not reach 12,000 meters of horizontal drilling in the coal seam, we will be required to drill additional wells to achieve the 12,000 meters or to seek an amendment to the agreements.

We have agreed to make the following payments in connection with the production sharing contracts with CUCBM:

•	During the exploration period, we must reimburse CUCBM for government-imposed fees for CBM exploration rights. During 2005, we reimbursed CUCBM $80,000 for these fees, and we have estimated that these fees will be approximately $270,000 for 2006. The CBM exploration rights will be allocated to CUCBM and us in proportion to our participating interest in the development and production periods;

•	We have agreed to pay signature fees totaling $300,000, which will be due within 30 days after first approval of the ODP following the exploration period;

•	We must pay assistance fees to CUCBM totaling $100,000 per year during the exploration period and $240,000 per year during the development and production periods;

•	We have agreed to pay training fees for Chinese personnel working on the projects of $120,000 per year during the exploration period, and $300,000 per year during the development and production periods; and

•	During the exploration period, we have agreed to pay salary and benefits for CUCBM professionals, which are expected to be $11,200 per month through December 2006. The allocation of salary and benefits for CUCBM professionals during the development and production period shall be determined by CUCBM and us through consultation.

The Shanxi Agreements required that we post a $1.0 million bank guarantee or surety bond by May 14, 2004 to guarantee performance of the evaluation and work program to test existing wells. On May 14, 2004, we placed $1.0 million into escrow to satisfy this bond. During March 2006, ConocoPhillips released $1.0 million from the escrow account.

Yunnan Province, China

On January 25, 2002, we entered into one production sharing contract with CUCBM to develop two areas in the Yunnan Province: (1) the Enhong area, which covers approximately 145,198 acres and (2) the Laochang area, which covers approximately 119,772 acres. We act as operator under the production sharing contract. The term of the production sharing contract with CUCBM consists of an exploration period, a development period and a production period. The exploration period is divided into two phases called Phase I and Phase II. Following completion of Phase II of the exploration period, we may elect to continue the production sharing contract and conduct development and production operations on any CBM discoveries. The development period as to any CBM field in the Enhong-Laochang project will begin after the approval of a development plan submitted by us with respect to that field by the State Council of the PRC and confirmed by CUCBM. The production period as to any CBM field in the Enhong-Laochang project will begin after the date of commencement of commercial production of that CBM field. Our agreement with CUCBM expires on January 1, 2033.

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

We believe the three wells we have drilled under our Phase I requirement have yielded favorable gas content results. Below is a description of the initial testing results we have obtained from these three wells drilled in the Enhong-Laochang project:

•	FCY-LC01—total depth 825 meters (2,722 feet). A total of 15 mineable coal seams were penetrated during the drilling of the well, with a total thickness of 29.4 meters (97 feet), which we consider to be excellent. The coring of the coal samples showed a recovery rate of 94.8%. In addition, the drilling revealed four targeted major coal seams with a total thickness of 16.3 meters (54 feet), all within an interval of about 110 meters (363 feet), which we believe are favorable for production of CBM. Testing of 18 desorption samples from the well resulted in gas content averaging 18 to 20 cubic meters per ton of coal or about 650 to 700 cubic feet per ton of coal.

•	FCY-EH02—total depth 420 meters (1,344 feet). The well penetrated 15 coal seams with a thickness of 16.7 meters (53 feet). The total thickness of the coal seams targeted for potential production was 6.6 meters with a recovery rate of 70%. The gas content, based on desorption results is averaging 8.5 cubic meters per ton of coal, or about 300 cubic feet per ton of coal.

•	FCY-EH01—total depth 435 meters (1,436 feet). The well penetrated 42 coal seams with a thickness of 42.8 meters (141 feet). The total thickness of the four coal seams targeted for potential production was 17.2 meters (57 feet). The gas content, based on desorption results, is approximately 8 to 10 cubic meters per ton of coal, or approximately 280 to 350 cubic feet per ton of coal. We fractured the FCY-EH01 well with two coal seams (#9 and #16 coal seams), and conducted dewatering and production testing for six months. The maximum production rate on this well during the production test was 20 million cubic feet, or MCF, per day.

During Phase I, we also conducted geological data gathering, shot 2D seismic for 10 kilometers in the Enhong area, drilled one slim hole vertical well in the Enhong area and one slim hole vertical well in the Laochang area with desorption and standard CBM lab analysis.

Phase II

On February 23, 2005, we elected to enter into Phase II, which will require us to drill at least one additional horizontal well with a minimum of two laterals by June 30, 2007. We began drilling the first of two slim hole vertical wells in December 2005. The second well was spudded in January 2006, and drilling was completed on these wells in February 2006. We plan to use these wells to locate the targeted coal seam, enhance geologic control, and improve our knowledge of the local structure, with the objective of enabling us to better target our horizontal drilling. We plan to begin drilling the first horizontal well in the Laochang area in October 2006. Following completion of Phase II of the exploration period, we may elect to conduct development and production operations on any CBM discoveries.

Although we believe we have realized strong results from the first three wells drilled and completed, we cannot provide any assurances that we will achieve commercial viability for the projects in the Yunnan Province. The three wells alone cannot produce sufficient CBM to achieve commercial viability. We must complete several more wells in close proximity to the wells we have already drilled in order to make it feasible to begin production from any of our current Enhong-Laochang project wells. Furthermore, because there is no gas pipeline, liquefied natural gas, or LNG, plant or other off take candidate in near proximity to these wells, our ability to sell CBM produced on these projects to communities outside the general area will be contingent upon a pipeline or LNG plant being built near the Enhong-Laochang project. Actual production may vary materially from preliminary test results. Actual production from the wells may be at recovery rates and gas quality materially worse than our first indications.

Pursuant to the terms of our production sharing contract with CUCBM, we have paid CUCBM signature fees totaling $350,000. We have also agreed to make the following payments in connection with the production sharing contract:

•	During the exploration period, we must reimburse CUCBM for government-imposed fees for CBM exploration rights. During 2005, we reimbursed CUCBM $24,000 for these fees, and we have estimated that these fees will be approximately $70,000 for 2006. The CBM exploration rights will be allocated to CUCBM and us in proportion to our participating interest in the development and production periods;

•	We must pay assistance fees to CUCBM totaling $45,000 per year during the exploration period and $80,000 per year during the development and production periods;

•	We have agreed to pay training fees for Chinese personnel working on the projects of $45,000 per year during the exploration period, and $80,000 per year during the development and production periods; and

•	During the exploration period, we have agreed to pay salary and benefits for CUCBM professionals, which are currently approximately $15,800 per month through December 2006. The allocation of salary and benefits for CUCBM professionals during the development and production period shall be determined by CUCBM and us through consultation.

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

Pipelines

Shanxi Province. Currently, two pipelines traverse China in proximity to our Shanxi Province projects; however, we would need to construct two short connecting pipelines, which we estimate will cost approximately $9 million. If CUCBM elects a 30% working interest in our Shanxi Province project, our net costs would be approximately $6.3 million. Should we elect to construct the connecting pipelines, there is no assurance that any of the existing pipelines we might connect to in the future will have sufficient capacity available to meet our requirements.

Yunnan Province. There are no pipelines in the vicinity of our Yunnan Province projects, and we estimate the cost to construct a pipeline and compression facilities from our project to the nearest large city, Kunming, would cost approximately $93 million. If CUCBM elects a 40% working interest in our Yunnan Province project our costs would be approximately $55.8 million.

Compressed Natural Gas

If we have initial commercial production of CBM from our Shanxi or Yunnan Province projects, then prior to the point at which production reaches pipeline quantities, we could begin to market the CBM produced to local markets as compressed natural gas, or CNG. CNG is an alternative to the construction of a pipeline or LNG facility, which we may determine to pursue in order to earn revenues from any early production of CBM. Production of CNG would require the installation of a CNG facility. We estimate that this alternative would cost approximately $650,000 for a compressor facility which would be capable of processing approximately 2,000 Mcf per day.

LNG Facility

To generate revenue in China prior to the point at which production reaches pipeline quantities, we may elect to construct LNG facilities on our properties. However, we believe a LNG company, attracted by our prospects, may decide to construct such facilities near our properties at their own cost. This would allow CBM to be produced and sold in the period before we achieve production in sufficient quantities to justify constructing short connecting pipelines to the Shanjing II and West-East pipelines in the Shanxi Province, or before a pipeline or other offtake facility is operational in the Yunnan Province. We estimate that a 100-ton per day LNG facility, which would liquefy approximately five MMcfpd of gas per day, would cost $10 to $15 million to construct and take about two years for construction. We estimate that a 1,000-ton per day facility capable of liquefying 50 MMcfpd would cost approximately $75 million with construction time close to two years.

We do not currently have the funds to build these facilities. We will be required to raise additional funds through financings or other means or to find a strategic partner to complete these facilities. It is not likely that any such facilities will be built until favorable results are obtained from several wells. We are delaying any decision regarding the construction of LNG facilities or pipelines until such time as significant CBM production volumes are achieved. We believe this delay may allow us to avoid construction costs to the extent other strategic partners attracted by our prospects, have constructed, are constructing or are planning to construct, such facilities.

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

Executive Officers

The following table sets forth information concerning our executive officers:

Executive Officers	Age	Title/Position
Michael R. McElwrath	54	President and Chief Executive Officer

Bruce N. Huff	55	Chief Financial and Chief Accounting Officer, Secretary and Treasurer

Jeffrey R. Brown	59	President of Far East Energy (Bermuda), Ltd.

Garry R. Ward	47	Senior Vice President, Engineering

Alex Yang	61	Senior Vice President, Exploration and Production

Michael R. McElwrath has served as our President and Chief Executive Officer since October 2003. He became a Director in October 2003, and served as Chairman of the Board from October 2003 until January 2005. Mr. McElwrath also served as Secretary and Treasurer from October 2003 until March 2005. He was employed as Vice President of Hudson Highland (formerly known as TMP Worldwide) from 1999 until joining us in October 2003. He also served as Acting Assistant Secretary of Energy in the first Bush Administration, as Director of the National Institute for Petroleum and Energy Research, Director of British Petroleum’s outsourced exploration and production lab for the Americas and as Deputy Assistant Secretary for Policy for the U.S. Department of Interior in the last year of the Reagan Administration. Mr. McElwrath holds a J.D. from the University of Texas School of Law, as well as a B.A. from the Plan II Honors Program at the University of Texas. He is also a member of the Society of Petroleum Engineers, the Independent Petroleum Association of America, and the Texas Independent Producers and Royalty Owners Association.

Bruce N. Huff was appointed Chief Financial Officer and Chief Accounting Officer in May 2004, and has served as our Secretary and Treasurer since March 2005. Prior to joining the company, Mr. Huff spent 13 years at Harken Energy Corporation beginning as Senior Vice President and Chief Financial Officer and eventually becoming the President and Chief Operating Officer in 1998. He is a graduate of Abilene Christian University and a Certified Public Accountant.

Jeffrey R. Brown has served as President of Far East Energy (Bermuda), Ltd., our wholly-owned subsidiary, since October 2005. Mr. Brown has over 30 years of experience in the energy business, including over 10 years of experience in international operations in China. Prior to joining our company, Mr. Brown served as Project Engineer for Alpha Petroleum Services between December 2004 and October 2005. Mr. Brown also was employed by Kerr-McGee Oil and Gas Corporation for over 16 years serving in various capacities in its international operations. Mr. Brown holds M.S. and B.S. degrees in aerospace engineering from Texas A&M University. Mr. Brown is also a Registered Professional Engineer in the State of Texas.

Garry R. Ward was appointed as our Senior Vice President, Engineering in February 2004. Mr. Ward has 23 years work experience in the energy business evaluating oil and gas properties throughout the United States. Prior to joining our company, Mr. Ward served as Reservoir Engineer for Plains E&P between June 2003 and February 2004. Mr. Ward also served as the Reservoir Manager for 3TEC Energy from November 1999 to June 2003. Mr. Ward holds a M.S. degree in petroleum engineering from the University of Houston and a B.S. degree in petroleum engineering from the University of Missouri-Rolla. Additionally, Mr. Ward is a Registered Professional Engineer in the State of Texas.

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

Our Employees

As of March 1, 2006, we had a total of 28 employees, all of whom were employed by us on a full-time basis.

Item 1A.	RISK FACTORS

Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21B of the Exchange Act. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions described in this report.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Actual results could differ materially from those projected in such forward-looking statements. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include: our lack of operating history; limited and potentially inadequate management of our cash resources; risk and uncertainties associated with exploration; development and production of coalbed methane; expropriation and other risks associated with foreign operations; matters affecting the energy industry generally; lack of availability of oil and gas field goods and services; environmental risks; drilling and production risks; changes in laws or regulations affecting our operations, as well as other risks described in this report and subsequent filings with the Securities and Exchange Commission.

When you consider these forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this report. Our forward-looking statements speak only as of the date made. All subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.

Additional risks include among others, the following:

Risks Relating to Our Business

We must obtain additional financing in order to continue our operations.

We do not anticipate recognizing significant revenues prior to late 2006, so we expect to experience operating losses and negative cash flow for the foreseeable future. Based on funds currently available to us, escrowed funds that we expect will become available to us during 2006, and funds received from the exercise of warrants subsequent to December 31, 2005, management believes that we have adequate cash resources to fund our operations and minimum committed exploration and development activities in China through the end of 2006. However, as we do not have a source of revenue, we will require additional financing in the first quarter of 2007 for our operations and thereafter in order to continue our exploration and development in China and sustain our operating losses. We may choose to raise additional funds in 2006 to accelerate our drilling plans in China. To develop our projects over the long term, we need to obtain funding to satisfy very significant expenditures for exploration and development of those projects. Furthermore, no facilities exist to transport or process CBM near our Yunnan Province projects, and pipelines must be built on our Shanxi Province projects to connect to larger pipelines to transport our CBM. Significant expenditures would be required to build out these facilities to the extent a strategic partner does not do so. We intend to finance our operations by various methods, which might include issuing equity securities, the continued exercise of warrants issued to investors in conjunction with the previously completed private offerings, and entering into farmout agreements and other arrangement with strategic partners, among other alternatives. Therefore, we intend to continue to seek to raise equity or debt financing. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all. If our operating requirements differ materially from those currently planned, we may require more financing than currently anticipated. Borrowing money may involve pledging some or all of our assets. Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing stockholders. If we fail to raise the necessary funds to complete our exploration activities under our production sharing contracts and we cannot obtain extensions to the requirements under our production sharing contracts, we would not be able to successfully complete our exploration activities and we may lose rights under our production sharing contracts.

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

We intend to implement a restructuring plan which would create a holding company structure. If this restructuring plan is implemented, our holding company structure will affect our source of funds.

On May 27, 2005, our stockholders approved the adoption of a restructuring plan authorizing us (upon satisfaction of certain conditions) to transfer to FEEB, all or substantially all of our assets relating to our operations in China. If this restructuring plan is implemented, we will become principally a holding company, with our operations in China being conducted by FEEB. After consummation of the restructuring plan, we will have no direct operations and are not expected to own a significant amount of assets other than the outstanding capital stock of our subsidiaries, including FEEB, and cash and cash equivalents. As we do not currently have a source of revenue, we will continue to rely on additional financing in order to continue our exploration and development in China and sustain our operating losses. However, because we will conduct our operations through our subsidiaries, if and when the commercial production of CBM commences, we will depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations and to pay dividends, if any, with respect to our common stock. All of our subsidiaries will be separate and independent legal entities and will have no obligation whatsoever to pay any dividends, distributions or other payments to us.

We have a history of losses, and expect to incur losses in the foreseeable future. If we do not achieve profitability, our financial condition and the price of our common stock will suffer.

To date, we have no revenues from the sale of coalbed methane gas. We incurred net losses applicable to common stockholders for the years ended December 31, 2005, 2004 and 2003. We expect to experience operating losses and negative cash flow for the foreseeable future. We must obtain additional financing and generate significant revenues to fund anticipated drilling, exploration and operation costs and to achieve and maintain profitability. We cannot assure you we will ever generate sufficient revenues to achieve profitability, which will negatively impact the price of our common stock. If we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability in the future.

The development of coalbed methane properties involves substantial risks and we cannot assure you that our exploration and drilling efforts will be successful.

The business of exploring for and, to a lesser extent, developing and operating coalbed properties involves a high degree of business and financial risk that even a combination of experience, knowledge and careful evaluation may not be able to overcome. The selection of prospects for coalbed methane gas drilling, the drilling, ownership and operation of CBM wells and the ownership of interests in CBM properties are highly speculative. We cannot predict whether any prospect will produce CBM or whether, even if producing, such prospect will produce commercial quantities of CBM.

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

We face significant challenges, expenses and difficulties as a development stage company seeking to explore, develop and produce coalbed methane gas. The development of our projects in China will require that we obtain funding to satisfy very significant expenditures for exploration and development of these projects, if they are successful. We expect to incur approximately $9.3 million for our minimum committed exploration and development expenditures in 2006. We will also require resources to fund significant capital expenditures for exploration and development activities in future periods. We do not currently have sufficient funds to complete our exploration and development activities in future periods. Our success will depend on our ability to obtain additional financing to fund our capital expenditures. If we cannot obtain adequate capital, and we cannot obtain extensions to the requirements under our production sharing contracts, we would not be able to successfully complete our exploration and development activities, and we may lose rights under our production sharing contracts. This would materially and adversely affect our business, financial condition and results of operations.

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

Currently, two pipelines traverse China in proximity to our Shanxi Province projects; however, we would need to construct two short connecting pipelines, which we estimate will cost approximately $9 million. If CUCBM elects a 30% working interest in our Shanxi Province project, our net costs would be approximately $6.3 million. Should we elect to construct the connecting pipelines, there is no assurance that any of the existing pipelines we might connect to in the future will have sufficient capacity available to meet our requirements. CBM sales from the Shanxi Province can also be achieved through development of an LNG plant. No LNG plant exists near our properties in the Shanxi Province. We estimate that a 100-ton per day LNG plant will cost approximately $10 to $15 million to develop and take about two years for construction. We estimate that a 1,000-ton per day LNG plant would cost approximately $75 million with construction time close to two years. We believe that we would need to develop as many as ten wells to attract a transportation company to build either a pipeline or a LNG plant near our wells in the Shanxi Province. To generate revenue in China prior to the point at which production reaches pipeline quantities, we may elect to install a CNG facility. We estimate this alternative would cost approximately $650,000 for a compressor facility which would be capable of processing approximately 2,000 Mcf per day.

No gas pipeline, LNG plant, or other offtake candidate currently exists to transport CBM from our properties in Yunnan Province, and it is not likely that any such facilities will be built until favorable results are obtained from several more wells. There are no pipelines in the vicinity of our Yunnan Province projects, and we estimate the cost to construct a pipeline from our project to the nearest large city, Kunming, would cost approximately $93 million. If CUCBM elects a 40% working interest in our Yunnan Province project our costs would be approximately $55.8 million. We could also produce the CBM through development of an LNG plant or the production of compressed natural gas as described above.

We do not have funds to build any of these facilities. Our success will depend on our ability to raise additional funds through financings or other means or to find a strategic partner to complete these facilities.

We must complete multiple CBM wells on our Yunnan Province and Shanxi Province projects before we can commence production.

We have drilled three CBM wells on our Yunnan Province project. We have also performed a hydraulic fracture and test on one of these three wells and drilled two slim hole vertical wells, which completed our Phase I obligations under our Yunnan Province production sharing contract with CUCBM. We have also performed a hydraulic fracture of one of three exploration wells previously drilled by ConocoPhillips, which completed our Phase I obligations under the Shanxi Province production sharing contracts. Additionally, we completed and are testing one horizontal well in November 2005 and have completed drilling a second horizontal well in the Shanxi Province in February 2006 which we are testing. The wells we have drilled to date are not currently producing coalbed methane gas as they are undergoing dewatering and production testing, and any early gas indicated is not yet sufficient to be able to project the production volume of the wells. However, if these wells reach production status, these wells alone cannot produce enough coalbed methane gas to achieve commercial viability. For each project, we must complete as many as ten wells in close proximity to one another in order to begin production from any of the wells. We cannot make any assurances that we will have the resources to drill enough additional wells in the Yunnan and Shanxi Provinces to commence production in the areas. As a result, even though we may have producing properties in the region, we may not be in a position to derive any revenues from such wells. Actual production may vary materially from preliminary test results. Actual production from the wells may be at recovery rates and gas quality materially different than our first indications.

All of our operations are located in China.

China is a developing country, has only recently begun participating in global trade with its accession to the World Trade Organization, and has only a limited history of trade practices as a nation. We are subject to the laws, rules, regulations, and political authority of the government of China. We may encounter material problems while doing business in China, such as interactions with the Chinese government and uncertain foreign legal precedent pertaining to developing coalbed methane gas in China. Risks inherent in international operations also include the following:

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

Additionally, CUCBM may be subject to rules and regulations of China or the jurisdiction of other governmental agencies in China that may adversely affect CUCBM’s ability to perform under, or our rights and obligations in, our production sharing contracts with CUCBM. In the event of a dispute, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States. We may also be hindered or prevented from enforcing our rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity.

We may have difficulty managing growth in our business.

Because of our small size and the relatively large scale of operations required for our business to yield revenue, growth in accordance with our business plan, if achieved, will place a significant strain on our financial, technical, operational and management resources. As we expand our activities and increase the number of projects we are evaluating or in which we participate, there will be additional substantial demands on these resources. Further, we may be required to respond to any expansion of our activities in a relatively short period of time in order to meet the demands created by the expansion of these activities, the growth of our business and our drilling objectives. The failure to timely upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of experienced managers, geoscientists and engineers, could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan. If we are unable to implement these actions in a timely manner, our results and the growth of our business may be adversely affected.

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

In recent years, the Chinese government had fixed the exchange rate between U.S. dollars and Chinese Yuan, and consequently, we had experienced no fluctuations in the value of goods and services we purchase in China because of currency exchange. However, in July 2005, the Chinese government began to permit the Chinese Yuan to float against the U.S. dollar. All of our costs to operate our Chinese offices are paid in Chinese Yuan. Our exploration costs in China may be incurred under contracts denominated in Chinese Yuan or U.S. dollars. If the value of the U.S. dollar falls in relation to the Chinese Yuan, the cost to us of funding our Chinese operations would rise because more dollars would be required to fund the same expenditures in Yuan. Conversely, if the value of the U.S. dollar rises in relation to the Chinese Yuan, the change in exchange rates would decrease our dollar cost to fund operations in China.

To date, we have not engaged in hedging activities to hedge our foreign currency exposure. In the future we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk. However, we may not be successful in reducing foreign currency exchange risks, and as a result, we may from time to time experience losses resulting from fluctuations in the value of the Chinese Yuan.

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

Our business strategy will concentrate in exploration and development of coalbed methane gas in China. There is an inherent risk in not having a diverse base of properties in exploration and development, because we will not have alternate sources of revenue if we are not successful with our current exploration and development activities. As we will invest substantially all of our assets in this market, we may be more affected by any single adverse economic, political or regulatory event than a more diversified entity. Our failure in the exploration and development of CBM property rights in China would have a material adverse affect on our business.

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

We may not be able to develop a proven reserve base.

Our future success will depend upon our ability to find and develop CBM reserves. Any CBM reserves that we develop will decline as CBM production occurs. To develop reserves and production, we must implement our exploration, development and production programs and identify and produce previously overlooked or by-passed zones and shut-in wells. Our current strategy is to develop a reserve base, production and cash flow through the development of CBM fields in our Shanxi Province and Yunnan Province projects. We can give no assurance that our planned exploration and development activities will result in any reserves or that we will have any success in discovering and producing reserves at economical exploration and development costs.

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

Our exploration and proposed production activities are subject to certain laws and regulations relating to environmental quality and pollution control. Our operations in China are governed by production sharing contracts between CUCBM and us and the Shanxi farmout agreements. We are subject to the laws, decrees, regulations and standards on environmental protection and safety promulgated by the Chinese government. Various government laws and regulations concerning the discharge of incidental materials into the environment, the generation, storage, transportation and disposal of waste or otherwise relating to the protection of public health, natural resources, wildlife and the environment, affect our current exploration efforts and future development, processing and production operations and the costs related to them. This consists of obtaining environmental permits to conduct seismic acquisition, drilling or construction activities. Such regulations also typically include requirements to develop emergency response plans, waste management plans, environmental plans and spill contingency plans.

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

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute our exploration and exploitation plans on a timely basis and within our budget.

Shortages or the high costs of drilling rigs, equipment, supplies or personnel could delay or adversely affect our exploration and exploitation operations, which could have a material adverse effect on our business, financial condition or results of operations. If the unavailability or high cost of rigs, equipment, supplies or personnel were particularly severe in China, we could be materially and adversely affected.

Risks Relating to our Securities

The SEC is currently investigating whether anyone has manipulated the price of our stock, profited from selling stock at artificially high prices and failed to file the appropriate SEC ownership forms.

In December 2003, we learned that we are the subject of an investigation by the SEC. We understand that the SEC may be investigating whether anyone has issued false or misleading statements in connection with purchases and sales of our common stock, whether anyone has profited from selling stock at artificially high prices due to the manipulative statements, and whether any individual or group has failed to file ownership reports with the SEC as required for 10% or more beneficial owners under Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or failed to file ownership reports with the SEC as required for 5% or more beneficial owners under Section 13 of the Exchange Act. Management does not know of any acquisitions in excess of 5% of its outstanding shares, except for those described in previous filings with the SEC under Section 13 and Section 16 of the Exchange Act. We have supplied information to the SEC in response to their information requests, including, but not limited to, information on record ownership, stock transfers, sales of our securities and board of director and committee meetings, and we intend to continue to cooperate with their investigation. We do not know what the outcome of their investigation may be.

The Exchange Act and SEC rules require that a person or group of persons who acquire beneficial ownership of more than 5% of a class of equity securities that are registered under the Exchange Act must report their holdings in a Schedule 13D within 10 days after they become 5% stockholders, and must thereafter report changes in their beneficial ownership of their securities. In addition, Section 16(a) of the Exchange Act generally requires that beneficial owners of more than 10% of a class of stock that is registered under the Exchange Act report changes in their holdings within 48 hours of an acquisition or disposition of securities.

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

We have registered for resale a substantial amount of our outstanding shares and shares underlying warrants and options on registration statements and shares of our common stock that cannot currently be traded without restriction may become eligible for trading in the future. We cannot predict the effect future sales of our common stock will have on the market price of our common stock.

On March 1, 2006, we had 97,515,204 shares of common stock outstanding, of which 49,918,813 or 51.2%, were “restricted stock” subject to resale restrictions. We have filed two registration statements, and have 41,275,976 shares of our common stock, consisting of outstanding shares and shares underlying warrants and options, that are registered for resale on registration statements which will not be subject to the resale restrictions during the effectiveness of the applicable registration statement. Further, our shares of restricted stock will be available for trading in the future, so long as all the requirements of Rule 144, promulgated under the Securities Act of 1933, are met.

We cannot predict the effect, if any, that future sales of our common stock will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of common stock, such as the outstanding securities registered pursuant to the registration statements or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

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

Trading in our common stock is limited and sporadic, and a significant market for our common stock may not develop.

Our common stock is currently eligible for trading only on the OTCBB. While there currently exists a limited and sporadic public trading market for our common stock, the price paid for our common stock and the amount of common stock traded are volatile. Furthermore, although we intend to apply to list our common stock on the American Stock Exchange, or AMEX, there can be no guarantee that our common stock will meet the AMEX listing and qualification requirements and that such application will be accepted by AMEX. We cannot assure or guarantee you that the trading market for our common stock will improve or develop further, and as a result, the liquidity of our common stock may be reduced and you may not recover any of your investment.

We may issue our capital stock without the consent of stockholders. The issuance of any additional equity securities would further dilute our stockholders.

Our board of directors has the authority, without further action by the stockholders, to issue up to 500.0 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500.0 million shares of common stock authorized under our charter documents, of which 97.1 million shares are issued and outstanding as of December 31, 2005. The issuance of preferred stock could have the effect of restricting dividends on the common stock or delaying or preventing our change in control without further action by the stockholders. While we have no present plans to issue any shares of preferred stock, we may need to do so in the future in connection with capital raising transactions. In addition, we may issue additional shares of common stock in connection with capital raising activities. The issuance of additional common stock would also have a dilutive impact on our stockholders’ ownership interest in our company.

Investor profits, if any, may be limited for the near future.

We have never paid a cash dividend on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. Accordingly, investors in our common stock may not derive any profits from their investment in us for the foreseeable future, other than through any price appreciation of our common stock that may occur. Further, any appreciation in the price of our common stock may be limited or nonexistent as long as we continue to have operating losses.

Because our common stock may be subject to the “penny stock” regulations, its liquidity may be reduced.

Generally, penny stocks are equity securities with a price less than $5.00 which are not quoted on a national exchange or which are not covered by other exemptions. Our common stock is subject to the penny stock regulations because it is quoted on the OTCBB. The penny stock rules require a broker/dealer to deliver, prior to a transaction in a penny stock, a standardized risk disclosure document prescribed by the SEC and to provide the potential purchaser of penny stock with the following information:

•	Information about penny stocks;

•	The nature and level of risk in the penny stock market;

•	The bid and offer quotations for the stock; and

•	Other burdensome and detailed information.

Those delivery and disclosure requirements tend to reduce the level of interest of broker/dealers in dealing with penny stocks, which could have the effect of reducing the level of trading activity in the secondary market for our common stock during the time that our common stock is subject to the penny stock regulations. If the price of our common stock remains below $5.00 and we are not subject to any other exemptions, the penny stock regulations could reduce the liquidity of our common stock and make it more difficult for investors to sell our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Undeveloped Lease Acreage

As of December 31, 2005, we had rights under production sharing contracts covering the following undeveloped lease acreage.

	Gross Acres	Net Acres
		Maximum	Minimum
China:
Enhong and Laochang Areas, Yunnan Province (1)	265,000	265,000	159,000
Qinnan and Shouyang Blocks, Shanxi Province (1)	1,058,000	1,058,000	423,200

(1)	For further discussion of our interests in these properties, see the discussion of our production sharing contracts and farmout agreements under “Our Holdings in the People’s Republic of China” contained in Item 1, Business.

Other Properties

Our principal office is located at 400 N. Sam Houston Parkway East, Suite 205, Houston, Texas 77060. The principal office consists of approximately 4,343 square feet at December 31, 2005. The monthly rental is $5,790 per month through May 31, 2007. We also maintain offices in Beijing, Taiyuan City, and Kunming, China.

ITEM 3.	LEGAL PROCEEDINGS

We have no knowledge of any pending or threatened material litigation, settlement of litigation, or other material claim involving us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is not listed for trading on a registered exchange. Shares of our common stock are traded over the counter and quoted on the OTC Bulletin Board under the symbol “FEEC”. The OTC Bulletin Board provides information to professional market makers who match sellers with buyers. The high and low bid quotations of our common stock presented below includes intra-day trading prices. These quotations represent inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

	High	Low
2005
First Quarter	$1.34	$0.90
Second Quarter	$1.19	$0.86
Third Quarter	$2.00	$0.90
Fourth Quarter	$2.25	$1.08
2004
First Quarter	$3.29	$1.95
Second Quarter	$2.75	$1.45
Third Quarter	$1.84	$1.06
Fourth Quarter	$1.50	$1.06

On March 1, 2006, we had 97,515,204 shares of common stock outstanding. There were approximately 187 stockholders of record as of March 1, 2006.

We currently intend to retain all future earnings to fund the development and growth of our business. We have not paid dividends on our common stock and do not anticipate paying cash dividends in the immediate future. We did not repurchase any of our equity securities in 2005 and have not adopted a stock repurchase program.

Recent Sales of Unregistered Securities

The following is a description of the unregistered securities we granted or issued during the period of this report and subsequent to December 31, 2005 through the date of this report:

•	On October 31, 2005, November 30, 2005 and December 30, 2005 we issued 5,000 shares of our common stock to a consultant in consideration for certain investor relations services, a total of 15,000 shares for the quarter. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act.

•	On November 8, 2005 we issued 50,000 shares of our common stock and received gross proceeds of $75,000 upon the exercise of warrants. The exercise price was $1.50 per share of common stock. We intend to use the proceeds of the exercise of the warrants to finance a portion of our operations in China and for working capital purposes. The warrants were offered and sold to investors in a private placement transaction made in reliance upon exemption from the registration requirements of Section 5 of the Act, pursuant to Rule 506 of Regulation D promulgated thereunder.

•	On January 31, 2006 and February 28, 2006 we issued 5,000 shares of our common stock, a total of 10,000 shares, to a consultant in consideration for certain investor relations services for the first two months of 2006. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act.

•	In February 2006 we issued 345,386 shares of our common stock and received gross proceeds of $345,386 upon the exercise of warrants. The exercise price was $1.00 per share of common stock. We intend to use the proceeds of the exercise of the warrants to finance a portion of our operations in China and for working capital purposes. The warrants were offered and sold to investors in a private placement transaction made in reliance upon exemption from the registration requirements of Section 5 of the Act, pursuant to Rule 506 of Regulation D promulgated thereunder.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and supplementary information included in Item 8, Financial Statements and Supplementary Data.

	As of and for the Years Ended December 31,
	2005	2004	2003	2002	2001
Operating Results Data
Revenues	$—	$—	$—	$—	$—

Operating expenses:
Geologic and engineering	69,000	575,000	239,000	380,000	—
Exploration costs	2,418,000	550,000	—	—	—
Impairment loss	—	450,000	3,328,000	—	—
Other consulting and professional services	1,181,000	788,000	424,000	296,000	—
Compensation	1,478,000	1,440,000	839,000	596,000	—
Stock compensation	387,000	583,000	930,000	—	—
Travel	461,000	608,000	334,000	575,000	—
Legal and accounting	1,426,000	1,508,000	411,000	66,000	3,000
Loss on investment in joint venture	—	—	22,000	—	—
Amortization of contract rights	—	23,000	58,000	—	—
General and administrative	1,142,000	1,487,000	468,000	231,000	12,000

Total operating expenses	8,562,000	8,012,000	7,053,000	2,144,000	15,000

Other Expense (Income):
Interest income	(293,000)	(17,000)	(6,000)	(13,000)	—
Interest expense	—	9,000	168,000	—	—
Gain on sale of assets	(8,000)	—	—	—	—
Foreign currency exchange loss (gain)	31,000	—	2,000	(1,000)	—

Total other expense (income)	(270,000)	(8,000)	164,000	(14,000)	—

Loss before income taxes	(8,292,000)	(8,004,000)	(7,217,000)	(2,130,000)	(15,000)
Income taxes	—	—	—	—	—

Net loss	(8,292,000)	(8,004,000)	(7,217,000)	(2,130,000)	(15,000)
Accumulated deficit—beginning of period	(17,377,000)	(9,373,000)	(2,156,000)	(26,000)	(11,000)

Accumulated deficit—end of period	$(25,669,000)	$(17,377,000)	$(9,373,000)	$(2,156,000)	$(26,000)

Earnings per share—basic and diluted	$(0.10)	$(0.13)	$(0.14)	$(0.05)	$—

Cash flow used in operating activities	$(4,229,000)	$(5,711,000)	$(2,178,000)	$(1,871,000)	$(16,000)
Cash flow used in investing activities	(10,078,000)	(2,411,000)	(1,920,000)	(198,000)	—
Cash flow provided by financing activities	17,424,000	17,216,000	5,416,000	3,052,000	—

Financial Position Data
Total assets	$27,011,000	$15,413,000	$4,614,000	$1,450,000	$28,000
Total liabilities	2,830,000	940,000	870,000	503,000	1,000
Stockholders’ equity	24,181,000	14,473,000	3,744,000	947,000	27,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes and all of the other information contained elsewhere in this report.

Overview

We are a development stage company, and our objective is to become a recognized leader in coalbed methane gas property acquisition, exploration, development and production. The drilling, testing and completion of exploratory wells has been our primary activity during 2005, having commenced in late 2003. Our activities prior to 2003 have been principally limited to organizational activities, including developing a strategic operating plan, capital funding, hiring personnel, entering into contracts, acquiring rights to explore, develop, produce and sell oil and gas or coalbed methane.

Our operations concentrate on CBM exploration and development in the Shanxi Province in northern China and in the Yunnan Province in southern China. During 2005, we spudded two horizontal wells in the Shouyang Block in the Shanxi Province. We completed drilling the first of the two horizontal wells in November 2005 and commenced production testing on the well. In February 2006, we announced that we had an indication of coalbed methane gas from this well; however, the early gas is not yet sufficient to be able to project the production volume of the well. The second horizontal well in the Shouyang Block in the Shanxi Province was spudded in December 2005 and drilling was completed in February 2006. We have begun production testing on the second Shanxi Province well. We commenced drilling two slim hole wells in the Yunnan Province in December 2005 and completed drilling in February 2006. We will utilize these slim hole vertical wells to locate the targeted coal seam, enhance geologic control and improve our knowledge of the local structure, with the objective of enabling us to better target our horizontal drilling. We incurred exploration and development costs of approximately $9.5 million in the Shanxi Province and approximately $1.6 million in the Yunnan Province during the year ended December 31, 2005. Although we believe the results of our exploration activities in the Yunnan and Shanxi Provinces have been favorable, we will need to complete several more wells to achieve commercial viability in these provinces, which will require significant capital expenditures. No liquefied natural gas plant, or other offtake candidate currently exists near our Shanxi Province projects, and pipelines must also be built on those projects to connect to larger pipelines to transport any CBM that may be produced from those projects. No gas pipeline, liquefied natural gas plant, or other off-take candidate currently exists to transport CBM from our properties in the Yunnan Province, and it is not likely that any such facilities will be built until favorable results are obtained from several more wells. Actual production may vary materially from preliminary test results. Actual sustainable production from the wells may be at recovery rates and gas quality materially worse than our first indications.

During February 2005, our wholly-owned subsidiary, Newark Valley Oil & Gas, Inc., entered into a purchase and sale agreement with Zier & Associates, Ltd. for the sale of our oil and gas leasehold interests and other property interests in Montana, consisting of approximately 149,000 net acres. As a condition to the sale of our Montana properties, we acquired certain overriding royalty interests in adjoining acreage for $100,000, which were also sold under the terms of the purchase and sale agreement. The transaction closed on February 2, 2005. At the closing, we received gross proceeds of $1,135,000 from the sale of our Montana properties (including the overriding royalty interests described above). We considered our Montana properties to be non-core assets of our company. We sold these assets in order to focus our efforts on the exploration and development of our coalbed methane holdings located in China.

On March 15, 2005, our board of directors, upon the recommendation of management, approved the adoption of a restructuring plan authorizing us (upon satisfaction of certain conditions) to transfer to FEEB, our wholly-owned subsidiary organized under the laws of Bermuda, all or substantially all of our assets relating to our operations in the PRC. On May 27, 2005, our stockholders approved the restructuring plan. After consummation of the restructuring plan, we are not expected to own a significant amount of assets other than the outstanding capital stock of our subsidiaries, including FEEB, and cash and cash equivalents. The implementation of the restructuring plan will have no effect on the presentation of our consolidated financial statements. We will continue to report our financial operations and condition on a consolidated basis. The implementation of the restructuring plan is subject to a number of conditions, including the receipt of all material consents and approvals of governmental authorities and other third parties. We currently anticipate that, assuming our satisfaction of the conditions to the restructuring plan, the restructuring can be accomplished during the second quarter of 2006. There can be no assurances that the conditions to the restructuring plan will be satisfied and that the board of directors will determine to transfer the assets pursuant to the restructuring plan. The board of directors may, in its discretion, terminate the restructuring plan at any time prior to its consummation.

We have not recognized any revenues from our operations and do not anticipate recognizing significant revenues prior to late 2006. We incurred a net loss of approximately $8.3 million for the year ended December 31, 2005, and we expect to incur losses and negative cash flows for the foreseeable future. As we are a development stage company concentrating on exploration and development of CBM, our expenditures primarily consist of geological and engineering services, exploration costs and travel expenses between our headquarters and China. Our expenses also consist of consulting and professional services (including capital raising expenses), compensation, legal and accounting and general and administrative expenses which we incurred in order to address necessary organizational activities.

During the year ended December 31, 2005, we raised net proceeds of approximately $12.5 million from the sale of our common stock and $4.5 million from the exercise of warrants sold in previously completed private equity offerings. Management believes that we can fund our operations and planned exploration and development activities in China with our existing cash resources through the fourth quarter of 2006. During 2006, we estimate total capital expenditures in China will be approximately $9.3 million and our total operating expenditures will be $6.6 million. We will also require resources to fund significant capital expenditures for exploration and development activities and to fund operating expenses in future periods. As we do not have a source of revenue, we will require additional financing in order to continue our exploration and development in China and sustain our operating losses. We intend to finance our operations by various methods, which might include issuing equity securities, the continued exercise of warrants issued to investors in conjunction with the previously completed private offerings, and entering into farmout agreements and other arrangement with strategic partners, among other alternatives. If we fail to raise the necessary funds to complete our exploration activities, and we cannot obtain extensions to the requirements under our production sharing contracts, we would not be able to successfully complete our exploration activities, and we may lose rights under our production sharing contracts.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	For the Year Ended December 31,
	2005	2004	Increase (Decrease)	Percent Change
Geologic and engineering services	$69,000	$575,000	$(506,000)	-88%
Exploration costs	2,418,000	550,000	1,868,000	340%
Impairment loss	—	450,000	(450,000)	-100%
Other consulting and professional services	1,181,000	788,000	393,000	50%
Compensation	1,478,000	1,440,000	38,000	3%
Stock compensation	387,000	583,000	(196,000)	-34%
Travel	461,000	608,000	(147,000)	-24%
Legal and accounting	1,426,000	1,508,000	(82,000)	-5%
Amortization	—	23,000	(23,000)	-100%
General and administrative	1,142,000	1,487,000	(345,000)	-23%

Total	$8,562,000	$8,012,000	$550,000	7%

Geologic and engineering services decreased due to the sale of our Montana properties in February 2005. The decrease is offset by surveying and geological costs in the Shanxi and Yunnan Provinces as a result of increased exploration activity, which we expect to continue to increase in subsequent periods as additional exploration activity occurs.

Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Entities, or SFAS 19, and FASB Staff Position 19-1, Accounting for Suspended Well Costs require that wells be expensed unless a sufficient quantity of reserves has been located to justify the wells completion, and the enterprise is making sufficient progress assessing the reserves. For further discussion of our accounting policies, see “Critical Accounting Policies—Accounting for Oil and Gas Properties” below. The increase in exploration costs in 2005 is primarily attributable to the expensing of drilling and fracture costs that were capitalized in 2004. These costs are comprised of the expenses from the drilling of the second and third Yunnan Province wells, FCY-EH01 and FCY-EH02, which were completed in the second and first quarter of 2004, respectively. These costs also include the costs to fracture the FCC-QN002 well in the Shanxi Province, which was completed in the fourth quarter of 2004. During 2004, costs related to the wells were recorded as unevaluated well costs in property and equipment pending determination of whether proved reserves would be attributed to the well within one year; however, during 2005 proved reserves were not attributed to the wells and there is no firm plan to develop these wells further. The cost related to these three wells is approximately $2,027,000. Additionally, in 2005, we expensed approximately $308,000 related to two slim hole wells completed in the Yunnan Province in the first quarter of 2005, as there are no plans to further develop these wells. During December 2005, we commenced drilling two additional slim hole wells in the Yunnan Province which we intend to utilize to locate the targeted coal seam, enhance geologic control and improve our knowledge of the local structure with the objective of enabling us to better target our horizontal drilling. We anticipate that we will not develop these slim hole wells further. Accordingly, we expect that we will expense the costs related to these wells in the first quarter of 2006. We estimate the expense will be approximately $300,000 related to these wells.

We incurred no impairment loss in 2005 as compared to an impairment loss of $450,000 recorded in 2004 on our Montana properties prior to the sale of our Montana properties. On February 2, 2005, our wholly-owned subsidiary, Newark Valley Oil & Gas, Inc., sold our Montana properties.

The increase in our other consulting and professional fees in 2005 compared to 2004 is primarily attributed to an increase in CUCBM salaries incurred in 2005 compared to 2004 under our production sharing contracts for the Shanxi Province project. The increase, to a lesser extent, is the result of contractual increases during 2005 in fees paid to a consultant for investor relations and assistance in capital raising initiatives.

Compensation expense increased primarily due to an increase in the number of permanent employees, including hiring permanent employees in finance and field operations and the additional expense of placing an expatriot country manager and finance manager in our China office. Additionally, the increase is partly attributed to training fees to train Chinese personnel in 2005 under the terms of our production sharing contracts for the Shanxi Province. These increases are offset partially by the capitalization of personnel costs related to drilling wells in 2005.

We record stock compensation under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, or APB 25, which requires that we recognize compensation expense for the amount by which the market price exceeds the grant price on the grant date. Compensation expense decreased from 2004 to 2005 primarily as a result of no options being granted below the market price on the date of grant during 2005.

Travel expense decreased in 2005 compared to the prior year due primarily to the reduction in travel for capital raising activities as the number of private placements and requirement for international travel was reduced.

Legal and accounting expenses have decreased during 2005 compared to 2004 primarily as a result of the completion of our registration statement filed with the SEC in July 2004 and declared effective in February 2005 and the accompanying response to the SEC review of our previously filed annual and quarterly reports. The decrease is partially offset by the increased legal fees due to the planned corporate restructuring and completion of additional contracts as our exploration activities have increased.

General and administrative costs decreased as 2004 expenses included a settlement with a former director, settlement of an asserted claim for warrants to purchase shares of our common stock, increased expenses in China due to increased activity on our China projects and the granting of options to our technical advisors. The decrease in the 2004 costs was offset in part by an increase in directors and officers insurance and well control insurance, which we acquired in conjunction with our increased drilling activity.

Interest income increased in 2005 compared to 2004 primarily as a result of increased cash balances available for investment.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	For the Year Ended December 31,
	2004	2003	Increase (Decrease)	Percent Change
Geologic and engineering services	$575,000	$239,000	$336,000	141%
Exploration costs	550,000	—	550,000	—
Impairment loss	450,000	3,328,000	(2,878,000)	-86%
Other consulting and professional services	788,000	424,000	364,000	86%
Compensation	1,440,000	839,000	601,000	72%
Stock compensation	583,000	930,000	(347,000)	-37%
Travel	608,000	334,000	274,000	82%
Legal and accounting	1,508,000	411,000	1,097,000	267%
Loss on investment in joint venture	—	22,000	(22,000)	-100%
Amortization	23,000	58,000	(35,000)	-60%
General and administrative	1,487,000	468,000	1,019,000	218%

Total	$8,012,000	$7,053,000	$959,000	14%

Geologic and engineering services increased due to a full year of leasehold costs on our Montana properties in 2004 compared to 2003, surveying of sites for two wells completed in 2004 in the Yunnan Province and geological costs in the Shanxi Province.

Exploration costs consist of the expense to drill the first Yunnan Province well, FCY-LC01, which was completed in November 2003. During 2003, costs related to the well were recorded as unevaluated well costs in property and equipment pending determination of whether proved reserves would be attributed to the well within one year; however, proved reserves have not been attributed to the well as it is still in the dewatering and testing phase. We anticipate incurring additional costs on the first well, which we will also expense. We completed two additional wells in the Enhong-Laochang project in the Yunnan Province in February 2004 and April 2004. The costs capitalized related to these two wells at December 31, 2004 were approximately $380,000 and $400,000, which we expensed in the first and second quarters of 2005.

We incurred an impairment loss of $450,000 during the year ended December 31, 2004 as compared to $3,328,000 in 2003. In February 2005, our wholly owned subsidiary, Newark Valley Oil & Gas, Inc., sold our Montana properties to Zier & Associates, Ltd. for gross proceeds of $1,135,000. As a condition of that sale, we purchased overriding royalty interests on adjacent properties for $100,000, which were also sold under the terms of the purchase and sale agreement. The net proceeds, which we believe to be a measure of the value of properties, were compared to the carrying value, and an impairment of $450,000 was recorded. We recorded a gain on sale of approximately $8,000 in the second quarter of 2005.

The increase in our other consulting and professional fees in 2004 compared to 2003 is primarily attributed to expenses incurred in connection with our capital raising activities and higher expenses related to investor relations. The increase, to a lesser extent, is the result of CUCBM salaries incurred in 2004 under the terms of our production sharing contracts for the Shanxi Province project, which we did not incur in 2003, and financial printing costs related to the restatement of our previously filed annual and quarterly reports and our registration statement filed with the SEC in July 2004 and declared effective in February 2005.

Compensation expense increased primarily due to an increase in the number of permanent employees, including hiring permanent employees in engineering, finance and field operations, and bonus compensation earned in 2004. Additionally, the increase is partly attributed to training fees to train Chinese personnel employed by CUCBM in 2004 under the terms of our production sharing contracts for the Shanxi Province, which we did not incur in 2003.

Stock compensation expense decreased from 2003 to 2004 primarily as a result of our board of directors approving the vesting of our former chief executive officer’s unvested options in the third quarter of 2003. This resulted in all of the compensation expense related to these options being recorded in 2003. Additionally, fewer options with an exercise price below the market price were granted in 2004.

Travel expense increased in 2004 compared to the prior year due primarily to additional travel to China as a result of our increased operations and additional travel for our capital raising efforts.

Legal and accounting expenses have increased during 2004 compared to 2003 as a result of our registration statement filed with the SEC in July 2004 and declared effective in February 2005, our response to the SEC’s investigation regarding the ownership of our stock, our response to SEC reviews of our previously filed annual and quarterly reports, Sarbanes Oxley Section 404 reporting, legal assistance with our private placements of equity and legal assistance in China with regulations as we have expanded our operations.

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

Capital Resources and Liquidity

We have no source of revenue or cash flow from operations, and our primary source of cash flow has been cash proceeds from private placements of our common stock and warrants to purchase our common stock, exercise of warrants to purchase our common stock and, in 2005, the sale of our Montana properties. Our principal requirements for cash are exploration and development of our CBM properties in China. Based on funds currently available to us, escrowed funds that we expect will become available to us during 2006, and funds received subsequent to December 31, 2005 for the exercise of warrants, we believe that we have adequate cash resources to fund our operations and exploration and development operations in China through the fourth quarter of 2006. However, to continue to operate and explore and develop our projects in China, we will need to raise additional funds during the first quarter of 2007. We may choose to raise funds in 2006 to accelerate our drilling plans in China.

Cash flow

As of December 31, 2005, our cash and cash equivalents was $14,631,000, excluding the $1,250,000 of restricted cash held in escrow pursuant to our Shanxi Province farmout agreements and vendor agreement for the horizontal wells which we are drilling in the Shanxi Province. Cash and cash equivalents was $11,418,000 at December 31, 2004.

Cash used in operating activities for the year ended December 31, 2005 was $4,229,000 as compared to $5,711,000 for 2004 and $2,178,000 for 2003. We generated no revenue in each of those years. In 2005 the reduction in cash used in operating activities is due to the reduction in certain cash operating expenses, including legal and accounting, travel and general and administrative costs, an increase in interest income and improved vendor relationships, enabling us to extend payment terms. The increase in cash used in operating activities in 2004 was due to increased cash operating expenses, including compensation, geologic and engineering services, legal and accounting and general and administrative due to the factors described above.

Cash used in investing activities for the year ended December 31, 2005 was $10,078,000 as compared to $2,411,000 for 2004 and $1,920,000 for 2003. Expenditures related to drilling and testing one horizontal well and continuing to drill an additional horizontal well in the Shanxi Province during 2005, two slim hole vertical wells in Yunnan and consulting expenditures for the Shanxi Province and Yunnan Province projects totaled $10,606,000. Additionally, in 2005, in conjunction with the sale of our Montana properties, we purchased $100,000 of overriding royalty interests, which we included in the sale of our Montana properties for gross proceeds of approximately $1,135,000. During 2005, we deposited an additional $250,000 in escrow with a vendor in conjunction with the drilling of the Shanxi horizontal wells. In 2004, we deposited $1,000,000 in an escrow account under our Shanxi farmout agreements and approximately $1,404,000 was spent in China with the completion of three wells in the Yunnan Province and fracturing performed on one well in the Shanxi Province.

Cash provided by financing activities increased to $17,424,000 for the year ended December 31, 2005 as compared to $17,216,000 for 2004 and $5,416,000 for 2003. The increase in cash provided by financing activities reflects proceeds from the private placement of our common stock and warrants to purchase our common stock as well as the exercise of warrants from previously completed equity offerings. Net proceeds from the sale of our common stock and warrants were approximately $12.5 million in 2005, $14.4 million in 2004 compared to $5.1 million in 2003. Additionally, during the year ended December 31, 2005, we have received approximately $4,549,000 upon the exercise of warrants to purchase 4,524,020 shares of our common stock and $156,000 upon the exercise of options to purchase 240,000 shares of our common stock. In 2004, we received approximately $2,827,000 upon the exercise of warrants to purchase 2,827,286 shares of our common stock, and, for 2003, we received approximately $33,000 upon the exercise of warrants to purchase 32,692 shares of our common stock.

Capital Resources and Requirements

During February 2005, our wholly-owned subsidiary, Newark Valley Oil & Gas, Inc. entered into a purchase and sale agreement with Zier & Associates, Ltd. for the sale of our oil and gas leasehold interests and other property interests in Montana. As a condition of the sale, we acquired certain overriding royalty interests in adjoining acreage for $100,000, which were also sold under the terms of the purchase and sale agreement. At the closing, we received gross proceeds of $1,135,000 from the sale of our Montana properties.

The Shanxi Agreements required that we post a $1.0 million bank guarantee or surety bond by May 14, 2004 to guarantee performance of the evaluation and work program to test existing wells. On May 14, 2004, we placed $1.0 million into escrow to satisfy this bond. During March 2006, ConocoPhillips released $1.0 million from the escrow account.

Our board of directors has the authority, without further action by the stockholders, to issue up to 500.0 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500.0 million shares of common stock authorized under our charter documents, of which 97.1 million shares was issued and outstanding as of December 31, 2005. The issuance of preferred stock could have the effect of restricting dividends on the common stock or delaying or preventing our change in control without further action by the stockholders. While we have no present plans to issue any shares of preferred stock, we may need to do so in the future in connection with capital raising transactions. In addition, we may issue additional shares of common stock in connection with capital raising activities. The issuance of additional common stock would also have a dilutive impact on our stockholders’ ownership interest in our company.

The exploration and development of coalbed methane gas reserves requires substantial capital expenditures. In order to reduce our investment in a particular project, we may form joint ventures and seek joint venture partners to share the costs. We incurred approximately $11.1 million of costs related to exploration and development during the year ended December 31, 2005. We anticipate that cash expenditures for planned 2006 exploration and development activities would include:

•	Shanxi Province Phase II. Our Phase II obligations require us to drill two horizontal wells in the Shouyang Block by March 31, 2006. We completed drilling the first of two horizontal wells in November 2005, and we are currently production testing. We spudded the second well in December 2005 and completed drilling in February 2006. We have also begun production testing the second well. We expect to incur capital expenditures associated with these Phase II obligations of approximately $9.7 million, of which we have incurred $8.2 million through December 31, 2005. We plan on spudding the third horizontal well in the second quarter of 2006, and estimate the cost to be $2.6 million.

•	Yunnan Province Phase II. Our obligations during Phase II of exploration will require us to drill at least one horizontal well with a minimum of two laterals by July 1, 2007. We began drilling two slim hole vertical wells in the fourth quarter of 2005 for a total cost of approximately $300,000 to provide data we will utilize to locate the targeted coal seam, enhance geologic control, and improve our knowledge of the local structure, with the objective of enabling us to better target our horizontal drilling. We plan to begin drilling the first horizontal well in October 2006, which is expected to cost approximately $2.5 million. We expect to incur capital expenditures associated with these Phase II obligations of approximately $2.8 million.

•	Consulting Expenditures for Phase II for Shanxi and Yunnan Provinces. We have engaged consultants to assist with the two horizontal wells to be drilled in the Shanxi Province and one well in the Yunnan Province. We estimate that we have incurred consulting costs related to the drilling of these three wells of approximately $800,000 through December 31, 2005.

If our operating requirements differ materially from those currently planned, we may require more financing than currently anticipated.

We will also require resources to fund significant capital expenditures for exploration and development activities and to fund operating expenses in future periods. We do not anticipate recognizing significant revenues prior to late 2006. CBM projects traditionally require multiple wells to properly dewater the coal and generate predictable volumes of gas. It is not yet possible to predict volumes so decisions about marketing the CBM cannot yet be made. To generate revenue in China prior to the point at which production reaches pipeline quantities, we may elect to install compressors and produce compressed natural gas, or CNG, which could be sold to local communities. We estimate that this alternative would cost approximately $650,000 for a compressor facility which is capable of processing 2,000 Mcf per day. We could also elect to construct LNG facilities on our properties. We estimate that a 100-ton per day LNG facility, which would liquefy approximately five million cubic feet of gas per day, would cost approximately $10 to $15 million to construct and take two years to construct. We estimate that a 1,000-ton per day facility capable of liquefying 50 million cubic feet of gas per day would cost approximately $75 million and take two years to construct. However, we believe it is possible that an

LNG concern attracted by our CBM prospects, may decide to construct such facilities near our properties at their own cost. We may construct pipelines to move CBM from our fields to either municipalities or other pipelines. We estimate the cost to construct a pipeline in the Yunnan Province and Shanxi Province will total approximately $102 million. If CUCBM elects a 30% working interest in Shanxi and 40% working interest in Yunnan our net cost would approximately $62 million. We are delaying any decisions regarding the construction of LNG facilities or pipelines until such time as significant CBM volumes are achieved. We believe this delay may allow us to avoid construction costs to the extent other strategic partners have constructed, are constructing or are planning to construct, such facilities.

We do not currently have the funds to complete our current and proposed business operation in China. To develop our projects in China over the long term, we need to obtain project funding to satisfy significant expenditures for exploration and development of those projects, if they are successful. We intend to obtain the funds for our planned exploration and development activities by various methods, which might include the issuance of equity securities, continued exercise of warrants issued to investors in conjunction with the recently completed private offerings, obtaining farm-out partners and the potential sale of property interests among other alternatives. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all. If our operating requirements vary materially from those currently planned, we may require more financing than currently anticipated. Borrowing money may involve pledging some or all or our assets. Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing stockholders. If we fail to raise the necessary funds to complete our exploration activities and we cannot obtain extensions to the requirements under our production sharing contracts, we would not be able to successfully complete our exploration activities and we may lose rights under our production sharing contracts.

Contractual Obligations Table

Obligations under non-cancelable agreements at December 31, 2005 were as follows:

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations (1)	247,000	218,000	29,000	—	—
Purchase Obligations (2)	856,000	666,000	190,000	—	—
Other Long-Term Liabilities Reflected on the
Registrant’s Balance Sheet Under GAAP	—	—	—	—	—

Totals	$1,103,000	$884,000	$219,000	$—	$—

(1)	We enter into operating leases in the normal course of business primarily for our office space and equipment.
(2)	We include in purchase obligations contractual agreements to purchase goods or services that are legally enforceable and that specify all significant terms, including fixed or minimum quantities, fixed, minimum or variable price provisions and the approximate timing of the transaction. We have included our obligations under the production sharing contracts for the Yunnan Province project and Shanxi Province project for which the amounts were specified in the contracts. We have elected to enter into Phase II for each of these projects and have included contractual expenses through Phase II. Phase II for Shanxi is required to be completed by March 31, 2006, and Phase II for Yunnan is required to be completed by June 30, 2007. We did not include the drilling and completion costs required under the production sharing contract as those amounts are not specified in the contract, but are performance requirements. We have disclosed our estimate of the costs to perform those required actions as described under Capital Resources and Requirements above.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2005, we were not involved in any unconsolidated SPE transactions.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We consider an accounting estimate to be critical if (1) it requires assumptions to be made that were uncertain at the time the estimate was made; and (2) changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

Management has discussed the development and selection of its critical accounting policies with our Audit Committee, and the Audit Committee has reviewed the disclosures presented below relating to them.

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

The successful efforts method of accounting can have a significant impact on the operational results reported when we enter a new exploratory area in hopes of finding oil and gas reserves. Seismic costs can be substantial which will result in additional exploration expenses when incurred. The initial exploratory wells may be unsuccessful and the associated costs will then be expensed as dry hole costs and any associated leasehold costs may be impaired. Coalbed methane wells require a period of time to dewater the wells prior to testing and determining whether proved reserves can be attributed to the well. If this period exceeds one year and precedes approval of our overall development plan by the appropriate Chinese government authority, and we anticipate that it will for our initial wells in the Yunnan and Shanxi Provinces, we will be required to charge the costs of these wells to exploration expense.

Impairment of unproved oil and gas properties. Unproved leasehold costs and exploratory drilling in progress are capitalized and are reviewed periodically for impairment. Costs related to impaired prospects or unsuccessful exploratory drilling are charged to expense. The estimated fair value of unproved leasehold costs includes the present value of probable reserves discounted at rates commensurate with the risks involved in each classification of reserve. Our assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impacts the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future, as it may not be economic to develop some of these unproved properties. As of December 31, 2005, we had total unproved oil and gas property costs of approximately $9.8 million consisting of undeveloped leasehold costs of $0.3 million in China and unevaluated exploratory drilling costs of $9.5 million incurred in China.

Estimates of future dismantlement, restoration, and abandonment costs. The accounting for future development and abandonment costs changed on January 1, 2003, with the adoption of Statement of Financial Accounting Standards, or SFAS No. 143. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The accrual is based on estimates of these costs for each of our properties based upon the type of production structure, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based on numerous factors, including changing technology, the political and regulatory environment and estimates as to the proper discount rate to use and timing of abandonment.

We have drilled five wells in the Yunnan Province and, at December 31, 2005, have completed one horizontal exploratory well and were in the process of completing another horizontal exploratory well in the Shanxi Province. Phillips drilled three wells in the Shanxi Province, which we acquired through our farmout agreements with Phillips. We will be required to plug and abandon those wells and restore the well site upon completion of their production. Sufficient testing on the wells has not been completed to determine the lives of these wells and therefore we have insufficient information to determine the timing of the obligations related to plugging, abandoning and restoring the site and cannot determine the present value of the obligation. Due to the small number of wells, we do not believe the obligation is material, and we will recognize the liability when a reasonable estimate of fair value can be made. Therefore, there is no provision in the accompanying consolidated financial statements.

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

We apply SFAS No. 52, Foreign Currency Translation, which requires that the translation of the applicable foreign currency into U.S. dollars be performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in the consolidated statements of stockholders’ equity and comprehensive income.

Stock Based Compensation. We apply Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. or APB 25, and related interpretations in accounting for our stock option grants to employees and members of our board of directors. Compensation cost for stock options granted has been recognized for certain options granted at an exercise price below market value. Other options granted had an exercise price equal to or greater than the market value of the underlying common stock on the day of grant. We apply Statement of Financial Accounting Standards No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation, for our technical advisors and consultants who are granted options. Compensation cost for stock options granted to technical advisors and consultants has been recognized as the fair value of the options granted on the grant date.

New Accounting Pronouncements

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123. SFAS 123(R) supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) will require all share-based payments to employees, including grants of stock options to employees and members of the board of directors, to be recognized in our consolidated statements of operations based on their fair values. Pro forma disclosure is no longer an alternative.

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

In April 2005, the SEC announced the adoption of a new rule that amends the compliance date for SFAS 123(R) so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS 123(R) beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. We have elected to adopt the provisions of SFAS(R) on January 1, 2006 using the modified prospective method.

As permitted by SFAS 123, we currently account for share-based payments to employees and members of the board of directors using the intrinsic value method prescribed by APB 25 and related interpretations. As such, we recognize compensation expense to the extent that the exercise price of the options is below the market price on the date of grant for employee and director stock options. Accordingly, we anticipate that the adoption of SFAS 123(R)’s fair value method will have a significant impact on our future results of operations. If we had adopted SFAS 123(R) in prior periods, the impact would have approximated the impact of SFAS 123 as described in the pro forma net income and earnings per share disclosures in Note 1 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data”. We have recorded options granted to our technical advisors and consultants at fair value on the date of grant, and there will be no effect on our results of operations for those options. We estimate that the adoption of SFAS 123(R), based on the outstanding unvested stock options at December 31, 2005, will result in future compensation charges to stock compensation expense and general and administrative expense of approximately $1.4 million during 2006.

Accounting Changes and Error Corrections

In June 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, or SFAS 154, which replaced Accounting Principles Board Opinion No. 20, Accounting Changes, or APB 20, and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In contrast, APB 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of its effective date. We have elected to adopt the provisions of SFAS 154 on January 1, 2006. We do not expect adoption to have a material effect on our results of operations or financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. dollar, we conduct our business in Chinese Yuan and therefore are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. We do not expect to generate significant revenue from activities in China prior to late 2006. In recent years, the Chinese government has fixed the exchange rate between U.S. dollars and Chinese Yuan, and, consequently, we have experienced no fluctuations in the value of goods and services we purchase in China because of currency exchange.

In July 2005, the Chinese government began to permit the Chinese Yuan to float against the U.S. dollar. All of our costs to operate our Chinese offices are paid in Chinese Yuan. Our exploration costs in China may be incurred under contracts denominated in Chinese Yuan or U.S. dollars. To date we have not engaged in hedging activities to hedge our foreign currency exposure. In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm, Payne Falkner Smith & Jones, P.C., that audited our consolidated financial statements included in this report, has issued an audit report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, which is included on page 38 of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Far East Energy Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Far East Energy Corporation and Subsidiaries (a development stage Company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005 and for the period from the date of incorporation on February 4, 2000 to December 31, 2005. Our audits also included the financial statement schedule listed in Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Far East Energy Corporation and Subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 and for the period from the date of incorporation on February 4, 2000 to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Far East Energy Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 10, 2006, expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

February 10, 2006

/s/ Payne Falkner Smith & Jones, P.C.
Payne Falkner Smith & Jones, P.C.

Dallas, Texas

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Far East Energy Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Far East Energy Corporation (FEEC) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FEEC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of FEEC’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that FEEC maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, FEEC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Far East Energy Corporation, as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows of FEEC for each of the years in the three-year period ended December 31, 2005 and for the period from the date of incorporation on February 4, 2000 to December 31, 2005, and our report dated February 10, 2006 expressed an unqualified opinion.

February 10, 2006

/s/ Payne Falkner Smith & Jones P.C.
Payne Falkner Smith & Jones, P.C.

Dallas, Texas

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

Consolidated Balance Sheet

	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$14,631,000	$11,418,000
Stock subscriptions receivable	—	250,000
Inventory	82,000	—
Prepaids and other current assets	961,000	98,000

Total current assets	15,674,000	11,766,000

Restricted cash	1,250,000	1,000,000
Property and equipment, net	10,087,000	2,647,000

Total assets	$27,011,000	$15,413,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,830,000	$940,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value, 500,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 97,147,222 and 76,542,410 issued and outstanding, respectively	97,000	77,000
Additional paid in capital	47,119,000	29,716,000
Additional paid in capital-outstanding stock options	2,542,000	2,061,000
Deficit accumulated during the development stage	(25,669,000)	(17,377,000)
Accumulated other comprehensive income (loss)	92,000	(4,000)

Total stockholders’ equity	24,181,000	14,473,000

Total liabilities and stockholders’ equity	$27,011,000	$15,413,000

See accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

Consolidated Statement of Operations

	Inception (February 4, 2000) through December 31, 2005 (Restated)
		Year ended December 31,
		2005	2004	2003 (Restated)
Revenues	$—	$—	$—	$—

Expenses:
Geologic and engineering services	1,263,000	69,000	575,000	239,000
Exploration costs	2,968,000	2,418,000	550,000	—
Impairment loss	3,778,000	—	450,000	3,328,000
Other consulting and professional services	2,500,000	1,181,000	788,000	424,000
Compensation	4,343,000	1,478,000	1,440,000	839,000
Stock compensation	1,900,000	387,000	583,000	930,000
Travel	1,978,000	461,000	608,000	334,000
Legal and accounting	3,416,000	1,426,000	1,508,000	411,000
Loss on investment in joint venture	22,000	—	—	22,000
Amortization of contract rights	81,000	—	23,000	58,000
General and administrative	3,548,000	1,142,000	1,487,000	468,000

Total expenses	25,797,000	8,562,000	8,012,000	7,053,000

Other Expenses (Income):
Interest expense	177,000	—	9,000	168,000
Interest income	(329,000)	(293,000)	(17,000)	(6,000)
Gain on sale of assets	(8,000)	(8,000)	—	—
Foreign currency exchange loss	32,000	31,000	—	2,000

Total other expense (income)	(128,000)	(270,000)	(8,000)	164,000

Loss before income taxes	(25,669,000)	(8,292,000)	(8,004,000)	(7,217,000)
Income taxes	—	—	—	—

Net loss	(25,669,000)	(8,292,000)	(8,004,000)	(7,217,000)
Accumulated deficit-beginning of period	—	(17,377,000)	(9,373,000)	(2,156,000)

Accumulated deficit-end of period	$(25,669,000)	$(25,669,000)	$(17,377,000)	$(9,373,000)

Earnings per share:
Basic and diluted		$(0.10)	$(0.13)	$(0.14)

Weighted average shares outstanding:
Basic and diluted		82,464,902	60,113,342	50,614,000

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

For the Years Ended December 31, 2005, 2004, 2003, 2002 and 2001 and

from Inception (February 4, 2000) Through December 31, 2000

		Common Stock		Additional Paid-In Capital	Additional Paid-In Capital Outstanding Stock Options	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Loss	Loss	Total Stockholders’ Equity
	Date of Transaction	Number of Shares	Par Value
Shares issued	4/00-8/00	2,250,000	$2,000	$51,000	$—	$—	$—	$—	$53,000
Net loss						(11,000)		(11,000)	(11,000)

Balance at December 31, 2000		2,250,000	2,000	51,000	—	(11,000)	—		42,000
Net loss						(15,000)		(15,000)	(15,000)

Balance at December 31, 2001		2,250,000	2,000	51,000	—	(26,000)	—		27,000
18 for 1 stock split	1/1/2002	38,250,000	38,000	(38,000)					—
Shares issued	1/24-4/1/02	5,250,500	5,000	3,047,000					3,052,000
Stock issued in Newark Valley Oil & Gas, Inc. acquisition	12/30/02	1,600,000	2,000	3,598,000					3,600,000
Stock issued subject to acquisition completion		(1,600,000)	(2,000)	(3,598,000)					(3,600,000)
Comprehensive loss:
Net loss						(2,130,000)		(2,130,000)	(2,130,000)
Other comprehensive loss, net of income taxes							—	—	—
Foreign currency translation adjustment							(2,000)	(2,000)	(2,000)

Total comprehensive loss								$(2,132,000)

Balance at December 31, 2002		45,750,500	$45,000	$3,060,000	$—	$(2,156,000)	$(2,000)		$947,000

continued on next page

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

For the Years Ended December 31, 2005, 2004, 2003, 2002 and 2001 and

from Inception (February 4, 2000) Through December 31, 2000

(continued from the previous page)

	Date of Transaction	Common Stock		Additional Paid-In Capital	Additional Paid-In Capital Outstanding Stock Options	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Loss	Loss	Total Stockholders’ Equity
		Number of Shares	Par Value
Balance at December 31, 2002		45,750,500	$45,000	$3,060,000	$—	$(2,156,000)	$(2,000)	$—	$947,000
Shares issued	2/12/2003	60,000	1,000	134,000					135,000
	4/30-10/7/03	8,628,269	9,000	4,939,000					4,948,000
Warrants exercised	11/26,12/4,
	12/29/03	32,692		33,000					33,000
Stock options outstanding	10/1-12/31/03				930,000				930,000
Issuance of debt with beneficial conversion feature	6/12/03 and 7/23/03			168,000					168,000
Conversion of notes payable	10/6/03	307,692		200,000					200,000
Stock issued upon completion of Newark Valley Oil & Gas, Inc. acquisition	8/21/03	1,600,000	2,000	3,598,000					3,600,000
Comprehensive loss:
Net loss						(7,217,000)		(7,217,000)	(7,217,000)
Other comprehensive loss, net of income taxes
Foreign currency translation adjustment

Total comprehensive loss								$(7,217,000)

Balance at December 31, 2003		56,379,153	$57,000	$12,132,000	$930,000	$(9,373,000)	$(2,000)		$3,744,000

continued on next page

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

For the Years Ended December 31, 2005, 2004, 2003, 2002 and 2001 and

from Inception (February 4, 2000) Through December 31, 2000

(continued from the previous page)

		Common Stock		Additional Paid-In Capital	Additional Paid-In Capital Outstanding Stock Options	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Loss	Total Stockholders’ Equity
	Date of Transaction	Number of Shares	Par Value
Balance at December 31, 2003		56,379,153	$57,000	$12,132,000	$930,000	$(9,373,000)	$(2,000)	$—	$3,744,000
Warrants exercised	1/15, 3/5, 3/23- 4/28, 5/21, 8/6, and 12/10/04	2,827,286	3,000	2,824,000					2,827,000
Warrants redeemed unexercised	3/23-4/28			(2,000)					(2,000)
Conversion of notes payable	2/20/04	153,846		100,000					100,000
Shares issued to compensate consultant	2/29-12/31/04	37,000		58,000					58,000
Shares issued	3/30-5/19/04	1,280,000	1,000	2,226,000					2,227,000
Shares issued	5/31/04	550,000	1,000	1,055,000					1,056,000
Stock options outstanding	1/1-12/31/04				1,131,000				1,131,000
Shares issued	12/7/04	250,000		250,000					250,000
Shares issued	12/21-12/23/04	12,812,500	13,000	9,417,000					9,430,000
Shares issued	12/31/04	2,252,625	2,000	1,656,000					1,658,000
Comprehensive loss:
Net loss						(8,004,000)		(8,004,000)	(8,004,000)
Other comprehensive loss, net of income taxes							—	—	—
Foreign currency translation adjustment							(2,000)	(2,000)	(2,000)

Total comprehensive loss								$(8,006,000)

Balance at December 31, 2004		76,542,410	$77,000	$29,716,000	$2,061,000	$(17,377,000)	$(4,000)		$14,473,000

continued on next page

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

For the Years Ended December 31, 2005, 2004, 2003, 2002 and 2001 and

from Inception (February 4, 2000) Through December 31, 2000

(continued from the previous page)

	Date of Transaction				Additional Paid-In Capital Outstanding Stock Options	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Loss	Total Stockholders’ Equity
		Common Stock		Additional Paid-In Capital
		Number of Shares	Par Value
Balance at December 31, 2004		76,542,410	$77,000	$29,716,000	$2,061,000	$(17,377,000)	$(4,000)	$—	$14,473,000
Stock options outstanding	1/1-12/31/05				481,000				481,000
Shares issued to compensate consultant	1/31-12/31/05	60,000		73,000					73,000
Issuance of warrants	1/10/05			176,000					176,000
Shares issued to fulfill antidilution provisions of previous issuances	1/13/05	887,500	1,000	(1,000)					—
Shares issued	9/20/05	12,111,111	12,000	10,070,000					10,082,000
Shares issued	10/7-10/12/05	2,782,181	3,000	2,384,000					2,387,000
Exercise of warrants	10/5-10/17/05	4,474,020	4,000	4,470,000					4,474,000
Exercise of options	11/8/05	240,000		156,000					156,000
Exercise of warrants	11/8/05	50,000		75,000					75,000
Comprehensive loss:
Net loss						(8,292,000)		(8,292,000)	(8,292,000)
Other comprehensive loss, net of income taxes							—	—	—
Foreign currency translation adjustment							96,000	96,000	96,000

Total comprehensive loss								$(8,196,000)

Balance at December 31, 2005		97,147,222	$97,000	$47,119,000	$2,542,000	$(25,669,000)	$92,000		$24,181,000

(1)	Additional paid in capital and deficit accumulated during the development stage were restated in 2003 and 2002.

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

Consolidated Statement of Cash Flows

	Cumulative During Development Stage (Restated)
		For the Year Ended December 31,
		2005	2004	2003 (Restated)
Cash flows from operating activities
Net loss	$(25,669,000)	$(8,292,000)	$(8,004,000)	$(7,217,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	193,000	61,000	48,000	77,000
Stock issued to pay expense	131,000	73,000	58,000	—
Stock compensation	2,542,000	481,000	1,131,000	930,000
Loss on investment in joint venture	22,000	—	—	22,000
Unsuccessful exploratory well	2,885,000	2,335,000	550,000	—
Impairment expense	3,778,000	—	450,000	3,328,000
Gain on sale of assets	(8,000)	(8,000)	—	—
Interest expense—beneficial conversion feature	168,000	—	—	168,000
Increase in inventory	(82,000)	(82,000)	—	—
Increase in prepaids and other current assets	(961,000)	(863,000)	(94,000)	(3,000)
Increase in accounts payable	2,986,000	2,066,000	256,000	411,000
Increase (decrease) in other liabilities	—	—	(106,000)	106,000

Net cash used in operating activities	(14,015,000)	(4,229,000)	(5,711,000)	(2,178,000)

Cash flows used in investing activities
Loss on investment in joint venture	(22,000)	—	—	—
Additions to unproved oil and gas properties	(14,060,000)	(10,706,000)	(1,404,000)	(1,882,000)
Additions to other property	(383,000)	(230,000)	(7,000)	(38,000)
Sale of oil and gas property	1,108,000	1,108,000	—	—
Increase in restricted cash	(1,250,000)	(250,000)	(1,000,000)	—

Net cash used in investing activities	(14,607,000)	(10,078,000)	(2,411,000)	(1,920,000)

Cash flows from financing activities
Net proceeds from the issuance of notes payable	300,000	—	—	300,000
Net proceeds from the sale of common stock	35,048,000	12,469,000	14,391,000	5,083,000
Net proceeds from the exercise of options	156,000	156,000	—	—
Net proceeds from the exercise of warrants	7,407,000	4,549,000	2,825,000	33,000
Decrease in subscription receivable	250,000	250,000	—	—

Net cash provided by financing activities	43,161,000	17,424,000	17,216,000	5,416,000

Effect of exchange rate changes on cash	92,000	96,000	(2,000)	—

Increase in cash and cash equivalents	14,631,000	3,213,000	9,092,000	1,318,000
Cash and cash equivalents—beginning of period	—	11,418,000	2,326,000	1,008,000

Cash and cash equivalents—end of period	$14,631,000	$14,631,000	$11,418,000	$2,326,000

See the accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(A Development Stage Company)

December 31, 2005

1.	Summary of Significant Accounting Policies

Business

We were incorporated in the state of Nevada on February 4, 2000, and on January 10, 2002, we changed our name to Far East Energy Corporation. We are an independent energy company engaged in the acquisition, exploration and development of coalbed methane gas properties in the People’s Republic of China, or PRC. We are a development stage company, and our activities have been limited to organizational activities, including developing a strategic operating plan, capital funding, hiring personnel, entering into contracts acquiring rights to explore for, develop, produce and sell oil and gas or coalbed methane, or CBM, and drilling, testing and completion of exploratory wells.

Principles of Consolidation

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Our wholly-owned subsidiaries include: Far East Energy (Bermuda), Ltd., a Bermuda company, Newark Valley Oil & Gas, Inc., organized under the laws of the state of Nevada, Yunnan Huayi Eco-Tech Consulting Co. Ltd., a Chinese company and Far East (BVI), Inc., organized under the laws of the British Virgin Islands.

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

Restricted Cash

We have restricted cash deposited in escrow to guarantee our performance under the farmout agreements with ConocoPhillips, $1,000,000, and under an equipment lease agreement with a vendor, $250,000 at December 31, 2005. We have classified the restricted cash as a non-current asset as it is designated for expenditure on our exploration efforts.

Inventory

Inventory consists primarily of goods used in our operations and are stated at the lower of average cost or market value.

Property and Equipment

We use the successful efforts method of accounting for our oil and gas properties. Under this method, oil and gas lease acquisition costs and intangible drilling costs associated with exploration efforts that result in the discovery of proved reserves and costs associated with development drilling, whether or not successful, are capitalized when incurred. Certain costs of exploratory wells are capitalized pending determination that proved reserves have been found. If the determination is dependent upon the results of planned additional wells and required capital expenditures to produce the reserves found, the drilling costs will be capitalized as long as sufficient reserves have been found to justify completion of the exploratory well and additional wells are underway or firmly planned to complete the evaluation of the well. All costs related to unsuccessful exploratory wells are expensed when such wells are determined to be non-productive or at the one year anniversary of completion of the well if proved reserves have not been attributed and if capital expenditures as described in the preceding sentence are not required. We assess our capitalized exploratory wells pending evaluation each quarter to determine whether costs should remain capitalized or should be charged to earnings. Other exploration costs, including geological and geophysical costs, are expensed as incurred. We recognize gain or losses on the sale of properties on a field basis.

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

Costs of proved leaseholds are depleted on the unit-of-production method based on proved reserves on a field basis. The depreciation of capitalized production equipment and drilling costs is based on the unit-of- production method using proved developed reserves on a field basis.

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

Intangible Assets

On September 2, 2004, the Financial Accounting Standards Board Staff issued FASB Staff Position No. 142-2, which addressed the classification and disclosure for drilling and mineral rights of oil- and gas-producing entities that are within the scope of Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Entities, or SFAS 19. FASB Staff Position 142-2 states that the scope exception in paragraph 8(b) of Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142, includes the balance sheet classification and disclosures for drilling and mineral rights of oil- and gas-producing entities that are within the scope of SFAS 19. The drilling and mineral rights are not intangible assets under SFAS 142. As a result, we reclassified our intangible assets to property and equipment on the balance sheets and discontinued amortizing the balance. Subsequently, we will periodically review individual mineral rights to determine whether an impairment has occurred, and whether loss should be recognized.

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

Net Loss Per Share

We apply Statement of Financial Accounting Standard No. 128, Earnings Per Share, or SFAS 128, for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings.

Stock-based Compensation

We account for our stock-based compensation to employees and directors under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, and we have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,or SFAS No. 148.

Had compensation cost for these plans been determined consistent with the provisions of SFAS No. 123, our stock-based compensation expense, net loss and loss per share would have been adjusted to the following pro forma amounts:

	Year Ended December 31,
	2005	2004	2003
Net loss as reported	$(8,292,000)	$(8,004,000)	$(7,217,000)
Add:
Stock-based employee compensation costs included in net loss	387,000	583,000	930,000
Deduct:
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,462,000)	(3,014,000)	(3,722,000)

Pro forma net loss	$(9,367,000)	$(10,435,000)	$(10,009,000)

Basic and diluted loss per share:
As reported	$(0.10)	$(0.13)	$(0.14)

Pro forma	$(0.11)	$(0.17)	$(0.20)

We estimated the fair value of each stock award in 2005, 2004 and 2003 at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield at 0%; expected volatility of approximately 50%; risk-free interest rate of 0.9% to 4.5% and expected lives of five to ten years for the options.

We account for options granted to contractors and our technical advisors under SFAS No. 123, recording compensation expense at the fair value of the options.

Foreign Currency Translation

Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, or SFAS 52. The functional currency for our foreign operations is the applicable foreign currency, the Chinese Yuan. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in the consolidated statements of stockholders’ equity and comprehensive income.

There was no aggregate foreign currency translation gain or loss in 2003. Foreign currency translation resulted in an aggregate gain in 2005 of $96,000 and an aggregate loss of $2,000 in 2004 and in 2002.

Fair Values of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004.

	As of December 31, 2005		As of December 31, 2004
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$14,631,000	$14,631,000	$11,418,000	$11,418,000
Stock subscription receivable	—	—	250,000	250,000
Restricted cash	1,250,000	1,250,000	1,000,000	1,000,000

The following methods and assumptions were used to estimate the fair value of the financial instruments summarized in the table above. The carrying values of accounts receivable, other assets, accounts payable and accrued expenses included in the accompanying consolidated balance sheets approximated fair market value at December 31, 2005 and 2004.

Cash and cash equivalents

The carrying amounts approximate fair value due to the short-term maturity of the instruments.

Stock subscription receivable

The carrying amounts of stock subscription receivable approximated their fair value due to the short-term maturity of the instruments.

Restricted cash

The carrying amount of restricted cash is approximately fair value due to the short-term maturity of the instruments.

Credit Concentration

We had deposited with one financial institution approximately $6.5 million and with another $7.6 million in cash at December 31, 2005, which exceeded the limit of the Federal Deposit Insurance Corporation. The funds were deposited in U.S. government agency supported funds. We did not require collateral from the financial institutions on these deposits.

Comprehensive Income

Comprehensive income is included in the consolidated statement of changes in stockholders’ equity and reported for all periods. Comprehensive income includes both net income and other comprehensive income, which includes the foreign currency translation adjustments.

Advertising

We incurred no advertising costs in 2005, 2004 or 2003.

Recent Accounting Pronouncements

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, SFAS 123(R) supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) will require all share-based payments to employees, including grants of stock options to employees and members of the board of directors, to be recognized in our consolidated statements of operations based on their fair values. Pro forma disclosure is no longer an alternative.

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

In April 2005, the SEC announced the adoption of a new rule that amends the compliance date for SFAS 123(R) so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS 123(R) beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. We have elected to adopt the provisions of SFAS 123(R) on January 1, 2006 using the modified prospective method.

As permitted by SFAS 123, we currently account for share-based payments to employees and members of the board of directors using the intrinsic value method prescribed by APB 25 and related interpretations. As such, we recognize compensation expense to the extent that the exercise price of the options is below the market price on the date of grant for employee and director stock options. Accordingly, we anticipate that the adoption of SFAS 123(R)’s fair value method will have a significant impact on our future results of operations. If we had adopted SFAS 123(R) in prior periods, the impact would have approximated the impact of SFAS 123 as described in the pro forma net income and earnings per share disclosures above. We have recorded options granted to our technical advisors and consultants at fair value on the date of grant, and there will be no effect on our results of operations for those options. We estimate that the adoption of SFAS 123(R), based on the outstanding unvested stock options at December 31, 2005, will result in future compensation charges to stock compensation and general and administrative expenses of approximately $1.4 million during 2006.

Accounting Changes and Error Corrections

In June 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, or SFAS 154, which replaced Accounting Principles Board Opinion No. 20, Accounting Changes, or APB 20, and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In contrast, APB 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of its effective date. We have elected to adopt the provisions of SFAS 154 on January 1, 2006. We do not expect adoption to have a material effect on our results of operations or financial position.

2.	Liquidity

We are a development stage company, and having acquired an undeveloped natural resource, we have not established a source of revenue and do not expect to generate meaningful revenues until late 2006. However, based on funds currently available to us, escrowed funds that we expect will become available to us during 2006, and funds received from the exercise of warrants subsequent to December 31, 2005, management believes that we have adequate cash resources to fund our operations and minimum contractual exploration and development operations in China through the fourth quarter of 2006. However, we will need to raise additional funds in the first quarter of 2007 to continue to operate and explore and develop our projects in China during 2007 and thereafter. We may choose to raise additional funds during 2006 to accelerate our drilling plans in China.

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

The aggregate impact of all 2003 restatement items resulted in an increase in net loss of approximately $3,496,000 to a restated loss available to common stockholders of $7,217,000 compared to a previously reported amount of $3,721,000. The effects of the restatement items described above on our net income available to common stockholders and earnings per share are as follows:

	Net Loss	Earnings per Share
As previously reported	$(3,721,000)	$(0.07)
Impact of adjustments for:
Impairment loss	(3,328,000)	(0.07)
Interest expense	(168,000)	—

As restated	$(7,217,000)	$(0.14)

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

We use the indirect method to present cash flows from operating activities. Other supplemental cash flow information for the years ended December 31, 2005, 2004 and 2003 is presented as follows:

	For the Year Ended December 31,
	2005	2004	2003
Cash transactions:
Cash paid for interest	$—	$9,000	$5,000
Cash paid for income taxes	—	—	—
Non-cash transactions:
Issuance of common stock with subscriptions receivable	—	250,000	—
Commission payable on common stock issuance	—	20,000	—
Issuance of common stock to pay consulting expenses	73,000	58,000	—
Net acquisition of mineral leases	—	—	272,000
Issuance of common stock in acquisition	—	—	3,600,000
Increase in outstanding stock options	481,000	1,131,000	930,000
Conversion of notes payable to common stock	—	100,000	200,000
Settlement of payable with warrants to purchase our common stock	176,000	—	—

5.	Disposition of Montana Properties

On February 2, 2005, Newark Valley Oil & Gas, Inc. entered into a purchase and sale agreement with Zier & Associates, Ltd. for the sale of our oil and gas leasehold interests and other property interests in Montana.

As a condition to the sale of our Montana properties, we acquired certain overriding royalty interests in adjoining acreage for $100,000, which were also sold to Zier & Associates, Ltd. under the terms of the purchase agreement. The transaction closed on February 2, 2005. At the closing, we received gross proceeds of $1,135,000 from the sale of the Montana properties (including the overriding royalty interests) described above. We recorded an impairment loss of $450,000 in the fourth quarter of 2004 as a result of comparing the net proceeds, which we believe to be a measure of the value of properties, to the carrying value. We were responsible for the payment of expenses and related accounts payable attributable to the Montana properties to the extent they related to the time prior to February 2, 2005. No additional accounts payable were identified and no additional claims have been made. We recorded a gain of $8,000 on the sale of the Montana properties in the second quarter of 2005.

Our consolidated balance sheet as of December 31, 2005 includes the sale of the Montana properties. The following selected unaudited pro forma financial information presents our consolidated operating results for the year ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004
Revenues	$—	$—
Loss before income taxes	(8,287,000)	(7,494,000)
Basic and diluted net loss per share	$(0.10)	$(0.12)

6.	Property and Equipment

Property and equipment includes the following:

	December 31,
	2005	2004
Unproved leasehold costs	$375,000	$1,375,000
Unevaluated wells costs	9,522,000	1,251,000
Furniture and equipment	377,000	147,000

	10,274,000	2,773,000
Accumulated depreciation and amortization	(187,000)	(126,000)

	$10,087,000	$2,647,000

Unproved leasehold costs include the mineral rights acquired on January 25, 2002, when we entered into a Production Sharing Contract with the China United Coal Bed Methane Corporation, or CUCBM. Pursuant to the Production Sharing Contract, we received the authority from CUCBM to jointly explore, develop, produce and sell coalbed methane gas in and from a total area of 1,072 unevaluated square kilometers in the Enhong and Laochang areas of Yunnan Province, PRC. On December 30, 2002, the PRC’s Ministry of Commerce, or MOFCOM, ratified this Production Sharing Contract. Under the contract we paid $150,000 to CUCBM upon ratification, and we paid an annual payment of $100,000 on the anniversary date for two subsequent years. We have included these amounts in unproved leasehold costs. We have the right to earn a minimum of a 60% participating interest in the joint venture, with CUCBM retaining the remaining 40% participating interest. In the event CUCBM elects to participate at a level less than 40%, their interest will be reduced proportionately, increasing our participating interest.

Unevaluated well costs include our exploratory well costs pending determination of whether proved reserves have been discovered. The capitalized exploratory well costs pending determination of proved reserves was $9,522,000 on December 31, 2005 and $1,251,000 at December 31, 2004. These costs relate to wells for which drilling has been completed for less that one year, but which have not been attributed proved reserves. As of December 31, 2005 we were drilling one horizontal well and two slim hole vertical wells and dewatering and production testing an additional well to enable us to evaluate the well. We have no wells or capital costs associated with (1) wells in areas requiring a major capital expenditure before production could begin, where additional drilling efforts are not underway or firmly planned for the near future, and (2) wells in areas not requiring a major capital expenditure before production could begin, where more than one year has elapsed since the completion of drilling.

As of April 1, 2005, we adopted FASB Staff Position FAS 19-1 Accounting for Suspended Well Costs, or FSP19-1. FSP 19-1 addresses whether there are circumstances under the successful efforts method of accounting for oil and gas producing activities that would permit the continued capitalization of exploratory well costs beyond one year, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are under way or firmly planned for the near future. The adoption of FSP 19-1 had no effect on our capitalized costs.

The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed and the number of wells for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling:

	2005	2004
Capitalized exploratory well costs that have been capitalized for a period of one year or less	$9,522,000	$1,251,000
Capitalized exploratory well costs that have been capitalized for a period greater than one year	—	—

Balance at December 31	$9,522,000	$1,251,000

Number of wells that have exploratory well costs that have been capitalized for a period greater than one year	—	—

The following table reflects the net changes in capitalized exploratory well costs during 2005 and 2004:

	2005	2004
Beginning balance at January 1	$1,251,000	$497,000
Additions to capitalized exploratory well costs pending the determination of proved reserves	10,606,000	1,304,000
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	—	—
Capitalized exploratory well costs charged to expense	(2,335,000)	(550,000)

Ending balance at December 31	$9,522,000	$1,251,000

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was approximately $61,000, $48,000 and $19,000. We amortized the mineral rights acquired under the Yunnan PSC during 2003 and the first quarter of 2004 as described under “Intangible Assets” in note 1.

7.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Net operating loss	$5,386,000	$3,603,000
Unproven oil and gas property	1,111,000	284,000
Accrued expense	60,000	60,000
Stock-based compensation	646,000	514,000

Total deferred tax assets	7,203,000	4,461,000

Deferred tax liabilities:
Premises and equipment	3,000	1,000

Net deferred tax asset	7,200,000	4,460,000
Less valuation allowance	(7,200,000)	(4,460,000)

	$—	$—

At December 31, 2005 and 2004, we had net operating loss carryforwards for federal income tax purposes of approximately $15,842,000 and $10,596,000, respectively, which will expire beginning in 2016. At December 31, 2005 and 2004, management believed that the above indicated valuation allowance was necessary in order to comply with the provisions of Statement of Financial Accounting Standard No. 109, as discussed in Note 1.

Income taxes for financial reporting purposes differed from the amounts computed by applying the statutory federal income tax rates due to the recording of the valuation allowance. The net change in the valuation allowance for the years ended December 31, 2005, 2004 and 2003 was an increase of $2,740,000, $1,310,000 and $2,389,000, respectively.

8.	Commitments and Contingencies

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

Production Sharing Contract for Yunnan Province project

On January 25, 2002, we entered into a production sharing contract with CUCBM to develop two areas in the Yunnan Province, the Enhong and Laochang areas. We act as operator under the production sharing contract. The term of the production sharing contract with CUCBM consists of an exploration period, a development period and a production period. The exploration period is divided into two phases called Phase I and Phase II. We completed our Phase I obligations, which required us to drill and complete three wells on the project, perform a hydraulic fracture and test of one of these three wells and drill two slim hole vertical wells. On February 23, 2005, we elected to enter into Phase II. Under Phase II, we will be required to drill one horizontal well with a minimum of two laterals by June 30, 2007 to satisfy the original requirement of eight pilot development wells on the Enhong and Laochang areas. Testing of two slim hole vertical wells is currently in progress, which we can utilize to locate the targeted coal seam, enhance geologic control and improve our knowledge of the local structure with the objective of enabling us to better target our horizontal drilling.

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

Following completion of Phase II of the exploration period, we may elect to continue the production sharing contract and conduct development and production operations on any CBM discoveries. The development period as to any CBM field in the Enhong-Laochang project will begin after the approval of an overall development plan submitted by us with respect to that field by the State Council of the PRC and confirmed by CUCBM. The production period as to any CBM field in the Enhong-Laochang project will begin after the date of commencement of commercial production of that CBM field. Our agreement with CUCBM expires on January 1, 2033.

In addition to the wells we must drill, we are required to make other expenditures over the term of the production sharing contract, including, (1) CUCBM assistance fees and training fees for Chinese personnel costs $45,000 each per year during the exploration phase and $80,000 each per year during the development and production phase; (2) reimbursement of CUCBM for government-imposed fees for CBM exploration rights ($24,000 for the year ended December 31, 2005 and estimated to be $70,000 for the 2006 year, and in proportion to our participating interest in the development and production periods); and (3) salary and benefits paid to CUCBM professionals, which are currently $15,800 per month. The allocation of salary and benefits for CUCBM professionals during the development and production period shall be determined by CUCBM and us through consultation.

Shanxi Province Agreements

On June 2003, we entered into two farmout agreements and assignment agreements with PhillipsChina Inc., a subsidiary of ConocoPhillips, Inc., or Phillips, pursuant to which we acquired a 40% net undivided interest from Phillips in two production sharing contracts between Phillips and CUCBM for the Shanxi Province, or the Shanxi Agreements. The project areas covered by the Shanxi Agreements are located in the Shouyang Block (near Taiyuan City) and the Qinnan Block (near Jincheng and Qinshui). As currently structured, we have a 40% participating interest, Phillips has retained a 30% participating interest and CUCBM has a 30% participating interest in the projects. The assignment agreement and appropriate amendments to the PSCs substituting us for Phillips as the principal party and operator was approved by CUCBM on March 15, 2004, and ratified by the PRC Ministry of Commerce on March 22, 2004.

The term of the Shanxi Agreements consists of an exploration period, a development period and a production period. The exploration period is divided into three phases called Phase I, Phase II and Phase III. We have completed our Phase I obligations. These obligations required us to perform a hydraulic fracture of one of three exploration wells previously drilled by Phillips. We have elected to enter into Phase II wherein we will be required to drill two horizontal wells in the Shouyang Block by March 31, 2006. We agreed to use our best commercial efforts to drill each of the horizontal wells to 4,000 meters in coal seam with a minimum requirement under our farmout agreements of 2,000 meters drilled in coal seam per well. We completed drilling the first of two horizontal wells to approximately 2,500 meters drilled in the coal seam in November 2005. The second well was completed in February 2006 to approximately 2,700 meters in the coal seam. If we elect to commit to Phase III we will be required to drill one horizontal well, as to which we have committed to drill 4,000 meters in coal seam. We are required to complete Phase III by July 1, 2007. Our total work commitment in Phases II and III, if we elect to commit to Phase III, will consist of a total of 12,000 meters of horizontal drilling in the coal seam for all wells completed during the exploration period. If we do not reach 12,000 meters of horizontal drilling in the coal seam with the wells drilled or planned, we will be required to drill additional wells to achieve the 12,000 meters.

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

In addition to the wells we must drill, we are required to make other expenditures over the term of the PSC, including: (1) CUCBM assistance fees totaling $100,000 per year during the exploration period and $240,000 per year during the development and production periods; (2) training fees for Chinese personnel working on the projects for $120,000 per year during the exploration phase and $300,000 per year during the development and production periods. During 2005, we did not make the required expenditure of $120,000 and we have carried forward a commitment of $68,000 into 2006. (3) signature fees totaling $300,000 which will be due within 30 days after first approval of the overall development plan following the exploration period; (4) reimbursement of CUCBM for government-imposed fees for CBM exploration rights ($80,000 for the year ended December 31, 2005 and estimated to be $270,000 for the 2006 year and in proportion to our participating interest in the development and production periods); and (5) salary and benefits paid to CUCBM professionals, which are expected to be $11,200 per month through December 2006. The allocation of salary and benefits for CUCBM professionals during the development and production period shall be determined by CUCBM and us through consultation.

Our agreement with Phillips required that we post a $1,000,000 bank guarantee or surety bond by May 14, 2004 to guarantee performance of the evaluation and work program to test existing wells. On May 14, 2004, we placed $1 million into escrow to satisfy this bond, and $1,000,000 from the escrow account was released to us in March 2006.

Employment Agreements

On October 13, 2003, we entered into an employment agreement with Michael R. McElwrath, Chief Executive Officer, which was approved by the Board of Directors. Mr. McElwrath is entitled to participate in all benefit plans that we offer. In addition, Mr. McElwrath received 1,200,000 stock options that vest over four years, 240,000 which vested upon the effective date of this employment agreement. The stock options have an exercise price of $0.65.

On May 1, 2004 we entered into an employment agreement with Bruce N. Huff, Chief Financial Officer, which was approved by the Board of Directors. Mr. Huff is entitled to participate in all benefit plans that we offer. In addition, Mr. Huff received 500,000 stock options that vest over four years, 100,000 of which vested upon the effective date of this employment agreement. The stock options have an exercise price of $2.00 per share.

On December 23, 2004, we amended and restated the employment agreements with Mr. McElwrath and Mr. Huff. Under the employment agreements, as amended and restated, the chief executive officer and chief financial officer presently receive an annual base salary of $300,000 in the case of Mr. McElwrath and $185,000 in the case of Mr. Huff. Additionally, the employment agreements provide for performance bonuses of (i) not less than $20,000 payable on or before the 13th of April and October of each year in the case of Mr. McElwrath and (ii) between 15% to 25% of his base salary in the case of Mr. Huff.

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

Operating Leases

Rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $120,000, $73,000 and $26,000. The future minimum lease payments under our operating lease commitments as of December 31, 2005 are as follows:

2006	$218,000
2007	29,000
2008	—
2009	—
2010	—
Thereafter	—

Total minimum lease payments	$247,000

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

Securities and Exchange Commission

In December 2003, we learned that we are the subject of an investigation by the SEC. We understand that the SEC may be investigating whether anyone has issued false or misleading statements in connection with purchases and sales of our common stock, whether anyone has profited from selling stock at artificially high prices due to the manipulative statements, and whether any individual or group has failed to file ownership reports with the SEC as required for 10% or more beneficial owners under Section 16 of the Securities Exchange Act of 1934, or the Exchange Act or failed to file ownership reports with the SEC as required for 5% or more beneficial owners under Section 13 of the Exchange Act. Management does not know of any acquisitions in excess of 5% of its outstanding shares, except for those described in previous filings with the SEC under Section 13 and Section 16 of the Exchange Act. We have supplied information to the SEC in response to their information requests, including, but not limited to, information on record ownership, stock transfers, sales of our securities and board of director and committee meetings, and we intend to continue to cooperate with their investigation. We do not know what the outcome of their investigation may be.

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

9.	Employee Savings Plan

We established a defined contribution plan covering all of our U.S. employees in 2004. Employees participating in the plan may select from several investment options. We match the participant’s contribution ranging from one percent to a maximum of three percent of the participant’s salary. The amounts contributed by the participants and us vest immediately. We expensed $8,000 and $4,000 under this plan for the year ended December 31, 2005 and 2004.

10.	Related Party Transactions

On December 21, 2004, we sold 12,812,500 shares of common stock and warrants representing the right to purchase 7,943,750 shares of common stock for net proceeds of $9,430,000 to certain investors outside the United States. In connection with the private placement, we agreed (i) to nominate a representative of the investors to our Board of Directors for election by the stockholders, (ii) to provide exclusive rights for a period of 18 months after closing to purchase debt or equity securities offered by us, (iii) to use our commercially reasonable efforts to list or include our common stock on a recognized exchange by June 30, 2005, (iv) to provide the right to purchase a pro rata share of securities sold by us in a capital raising transaction for 18 months after closing, and (v) to consult with the representative and consider in good faith, any proposal from any person relating to any joint venture, partnership or other arrangement providing for the manufacture, production or construction of drilling rigs for the drilling of CBM in the People’s Republic of China until December 21, 2006. Pursuant to the agreement, Tim Whyte was appointed as a director of the Company on January 10, 2005 and was appointed as representative of the investors. In October 2005, the investors purchased an additional 2,782,181 common shares at $0.90 per common share pursuant to the agreement.

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

11.	Stockholders’ Equity

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

Private Placement Offerings and Issuances of Common Stock

The table below summarizes our private placements during the years ended December 31, 2005, 2004 and 2003:

Date	Gross Proceeds	Net Proceeds	Common Shares	Common Shares Purchasable With Warrants Issued (9)
February 2003 private placement (1)	$150,000	$135,000	60,000	—
April through October 2003 private placement (2)	5,607,000	4,948,000	8,628,269	8,628,269
March through May 2004 private placement	2,560,000	2,227,000	1,280,000	1,383,000
April through June 2004 private placement (3)	1,100,000	1,056,000	1,375,000	687,500
December 7, 2004 private placement (4)	250,000	250,000	312,500	62,500
December 21, 2004 private placement (5)	10,250,000	9,430,000	12,812,500	7,943,750
December 31, 2004 private placement (6)	1,802,000	1,658,000	2,252,625	965,465
September 20, 2005 private placement (7)	10,900,000	10,082,000	12,111,111	150,000
October 2005 private placement (8)	2,504,000	2,387,000	2,782,181	—

	$35,123,000	$32,173,000	41,614,186	19,820,484

(1)	These shares were sold to an accredited investor for $2.50 per share. Net proceeds were $135,000 after a 10% commission paid to a broker who had an existing relationship with the investor.
(2)	Beginning April 30, 2003 and concluding on October 7, 2003, we sold 8,628,269 shares of common stock and warrants to purchase 8,628,269 shares of common stock in a private placement at $0.65 per unit, which included one common share and a warrant to purchase a common share, to approximately 96 accredited investors, of whom 12 reside in the United States or are U.S. citizens.
(3)	This private placement contains price protection rights, and, in January 2005, 825,000 shares of our common stock were issued in addition to the 550,000 shares sold in April through June 2004. Additionally, in January 2005, warrants to purchase 687,500 shares of our common stock at $2.50 were issued and warrants to purchase 550,000 shares of our common stock at $2.50 per share were surrendered by the investors under this private placement.
(4)	No commissions were paid on this private placement. The purchaser is an accredited investor. In December 2004, 250,000 shares of common stock were issued. This private placement contains price protection, and in January 2005, we issued 62,500 shares of our common stock and warrants to purchase 62,500 shares of our common stock at $1.50 per share.
(5)	In connection with the sale, commissions of $820,000 were paid and placement agent warrants to purchase 1,537,500 shares of our common stock at $2.50 per share were issued.
(6)	On December 31, 2004, we sold 2,252,625 shares of common stock and warrants to purchase 727,088 shares of common stock in a private placement for gross proceeds of $1.8 million. We paid the placement agent $144,000 and sold to them for a total of $100, warrants to purchase 238,377 shares of our common stock.
(7)	On September 20, 2005, we sold 12,111,111 common shares in a private placement for gross proceeds of $10.9 million. In connection with this sale, commissions of $763,000 were paid and placement agent warrants to purchase 150,000 shares of our common stock at $0.90 per share were issued. The warrants have a three year term.
(8)	In connection with the private placement, we may, as a fee, pay up to 8% of the gross proceeds from the sale of the common stock and issue a warrant to purchase up to 8% of the shares sold in the private placement at an exercise price of $0.90 per share with a tem of two years. We have estimated the commission payable as of December 31, 2005 for this private placement.
(9)	Details of the warrants are described below under the caption “Warrants”.

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

In February 2004, we entered into an investor relations and consulting contract. Under this contract the consultant will receive $7,500 in cash and 5,000 shares of our common stock up to a value of $10,000. If the stock exceeds $10,000 in value, the number of common shares issued will be reduced to $10,000 divided by the fair market value on the last day of the particular month. We value the services at the price of the stock on the day of the month they are awarded.

Net Loss Per Share

As discussed in note 1, net loss per share is calculated in accordance with SFAS No. 128. Our basic and diluted earnings per share and weighted average shares outstanding were the same in each year presented because we had net losses. There were (1) 9,786,000 options, 10,218,000 options and 5,990,000 options for the years ended December 31, 2005, 2004 and 2003; (2) 11,862,601 warrants, 16,825,689 warrants and 8,903,269 warrants for the years ended December 31, 2005, 2004 and 2003; and (3) convertible notes for the year ended December 31, 2003 excluded from the determination of the weighted average common shares outstanding as they would be antidilutive.

Resale Restrictions

On March 1, 2006, we had 97,515,204 shares of common stock outstanding, of which 49,918,813, or 51.2%, were subject to resale restrictions.

Preferred Stock

Our Board of Directors has the authority, without further action by the stockholders, to issue up to 500,000,000 shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. The issuance of preferred stock could have the effect of restricting dividends on the common stock, diluting the voting power of the common stock, impairing the liquidation rights of the common stock or delaying or preventing our change in control without further action by the stockholders. We have no present plans to issue any shares of preferred stock.

Warrants

The following table summarizes warrants transactions for the years ended December 31, 2005 and 2004.

	2005	2004
Outstanding at beginning of year (1)	16,825,689	8,903,269
Issued:
March—May 2004 private placement—investor warrants (2)	—	1,280,000
March—May 2004 private placement—placement agent warrants (2)	—	103,000
April through June 2004 private placement (3)	—	550,000
Warrants surrendered under price protection requirements for April through June 2004 private placement (3)	(550,000)	—
Warrants granted under price protection requirements for April through June 2004 private placement (3)	687,500	—
December 21, 2004 private placement—investor warrants (4)	—	6,406,250
December 21, 2004 private placement—private placement warrants (4)	—	1,537,500
December 31, 2004 private placement—investor warrants (5)	—	727,088
December 31, 2004 private placement—placement agent warrants (5)	—	238,377
December 7, 2004 private placement (6)	62,500	—
Warrant granted to accredited investor under claimed anti-dilution rights under previously complete private placement (7)	375,000	—
September 20, 2005 private placement-placement agent warrants (8)	150,000	—
Conversion of debt (9)		153,846
Exercised (10)	(4,524,020)	(2,827,286)
Redeemed (10)	—	(246,355)
Forfeited	(1,164,068)	—

	11,862,601	16,825,689

(1)	The warrants outstanding a January 1, 2004 have an exercise price of $1.00 and a term of two years.
(2)	The investor and placement agent warrants have an exercise price of $2.50 per share. The warrants may be exercised immediately after issuance until the earlier of (i) two years from the date of the warrant agreement, or (ii) the date upon which the warrants are redeemed by us (which may occur at $0.01 per share in the event we provide at least forty days prior written notice, the average closing price of our common stock for the fifteen days prior to such written notice exceeds $3.50, and we limit our redemption to 25% of the warrant holder’s total purchasable shares per month).
(3)	The warrants have an exercise price of $2.50 per share and a term of two years. In January 2005, under price protection requirements related to this private placement, warrants to purchase 687,500 shares of our common stock at $2.50 for a three-year term were issued and warrants to purchase 550,000 shares of our common stock at $2.50 per share were surrendered by the investors under this private placement.
(4)	The investor warrants have an exercise price of $2.50 per share with a three-year term. Placement agent warrants to purchase 1,537,500 shares of our common stock at $2.50 per share were issued.
(5)	The investors in this private placement were given a choice of two warrants. Warrants to purchase 460,938 shares of common stock at $2.50 per share with a three year term and warrants to purchase 266,150 shares of common stock for $1.50 with a two year term were issued under this private placement. We sold to the placement agent, for a total of $100, warrants to purchase 180,210 shares of our common stock exercisable at $0.80 per share and warrants to purchase 21,292 shares of common stock exercisable at $1.50 per share and warrants to purchase 36,875 shares of common stock exercisable at $2.50 per share. The placement agent warrants have a five year term.
(6)	The investors in the December 7, 2004 private placement received price protection rights, and in January 2005, we issued warrants to purchase 62,500 shares of our common stock at $1.50 per share.
(7)

On January 10, 2005, we issued a warrant to an accredited investor to purchase 375,000 shares of common stock at an exercise price of $1.25 per share in settlement of claimed anti-dilution rights granted in a previously completed private placement. The warrant expires on December 16, 2007.
(8)	We issued a placement agent warrant to purchase 150,000 shares of our common stock for $0.90 per share. The warrant has a three year term.
(9)	On October 6, 2003, lenders exercised their option to convert $200,000 of their total notes payable of $300,000 to our common stock. The lender received shares of our common stock and a warrant to purchase 307,693 shares of common stock exercisable at $1.00 per share. On February 20, 2004 the lender exercised the conversion feature with regard to the remaining $100,000 of the outstanding loan balance. The lender received shares of common stock and a warrant to purchase 153,846 common shares exercisable at $1.00 per share.
(10)	On October 17, 2005, warrants representing 5,638,088 common shares exercisable at $1.00 per share were expiring. Warrants representing 4,474,020 shares of common stock were exercised and warrants representing 1,164,068 shares of common stock expired. Additionally, during December 2005 warrants to purchase 50,000 share of common stock at $1.50 per share were exercised. During the first half of 2004, we initiated redemption of 25% of the warrants issued in the offering that closed October 7, 2003 pursuant to the warrant agreement. Warrant holders had to exercise these warrants by April 10, 2004, or these warrants would have been redeemed. During the first half of 2004, certain stockholders exercised 2,716,036 warrants at an exercise price of $1.00 for 2,716,036 shares of common stock. We also redeemed warrants covering 246,355 shares of our common stock during the first half of 2004 at $0.01 per share. In August 2004, warrants to purchase 11,250 shares of our common stock at $1.00 per share were exercised. In December 2004, we issued 100,000 shares of common stock upon the exercise of warrants at $1.00 per share.

At December 31, 2005 and 2004, 11,862,601 shares and 16,825,689 shares of our common stock were reserved for the exercise of warrants.

Stock Options

In May 2005, our stockholders approved the Far East Energy Corporation 2005 Stock Incentive Plan, or the Plan, which permits the granting of incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, consultants and members of the board of directors. The Plan provides that the maximum number of shares of our common stock with respect to which the awards may be granted is 3,500,000 shares, subject to adjustment in accordance with the provisions of the Plan. As of December 31, 2005, we have granted 660,000 options under the plan. Prior to approval of the plan, we granted stock options to employees, directors, technical advisors and consultants under individual option agreements.

The following table summarizes stock option transactions for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of year	10,218,000	$1.27	5,990,000	$0.65	3,990,000	$0.65
Granted	740,000	2.00	4,590,000	2.02	2,600,000	0.65
Exercised	(240,000)	0.65	—	—	—	—
Forfeited	(932,000)	1.39	(362,000)	0.65	(600,000)	0.65

Outstanding at end of year	9,786,000	$1.35	10,218,000	$1.27	5,990,000	$0.65

Options exercisable at end of year	6,457,000	$1.19	5,026,500	$1.02	3,076,000	$0.65

We estimated the fair value of each stock award in 2005, 2004 and 2003 at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield at 0%; expected volatility of approximately 50%; risk-free interest rate of 0.9% to 4.9% and expected lives of five to ten years for the options.

The Black-Scholes weighted average fair value of options granted during 2005, 2004 and 2003 was $0.53, $0.78 and $1.59 per share.

A summary of options outstanding as of December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.65 to $1.00	4,916,000	4.2 years	$0.66	4,040,000	$0.66
$1.01 to $2.00	4,710,000	4.7 years	$2.00	2,257,000	$2.00
$2.01 to $4.40	160,000	3.4 years	$3.23	160,000	$3.23

	9,786,000			6,457,000

13.	Supplemental Quarterly Financial Information (Unaudited)

	Quarter Ended (Unaudited)
	March 31	June 30	September 30	December 31	Year
2005
Revenues	$—	$—	$—	$—	$—
Total expenses	2,277,000	2,558,000	1,313,000	2,414,000	8,562,000
Net loss	(2,248,000)	(2,498,000)	(1,261,000)	(2,285,000)	(8,292,000)

Basic and diluted earnings per share	$(0.03)	$(0.03)	$(0.02)	$(0.02)	$(0.10)

Weighted average shares outstanding basic and diluted	77,306,716	77,449,965	78,780,617	96,154,954	82,464,902

2004
Revenues	$—	$—	$—	$—	$—
Total expenses	1,269,000	1,196,000	2,019,000	3,528,000	8,012,000
Net loss	(1,268,000)	(1,192,000)	(2,013,000)	(3,531,000)	(8,004,000)

Basic and diluted earnings per share	$(0.02)	$(0.02)	$(0.03)	$(0.06)	$(0.13)

Weighted average shares outstanding basic and diluted	56,307,401	60,019,451	61,103,728	62,326,992	60,113,342

SCHEDULE II

FAR EAST ENERGY CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2005, 2004 and 2003

		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at End of Period
2005 deferred tax valuation allowance	$4,460,000	$2,740,000	—	—	$7,200,000
2004 deferred tax valuation allowance	3,150,000	1,310,000	—	—	4,460,000
2003 deferred tax valuation allowance	761,000	2,389,000	—	—	3,150,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting as of December 31, 2005 is included on page 36. Additionally, our independent registered public accounting firm, Payne Falkner Smith & Jones, P.C., that audited our consolidated financial statements included in this report, has issued an audit report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, which is included on page 38 of this report.

Changes in Internal Controls

In connection with the evaluation described above, our management, including our chief executive officer and chief financial officer, identified no change in our internal control over financial reporting that occurred during our quarter ended December 31, 2005, and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information regarding our executive officers has been presented under “Executive Officers” included in Item 1. “Business,” above.

Reference is made to the sections entitled “Election of Directors” and “Consideration of Director Nominees” of our Proxy Statement for our 2006 Annual Meeting of Stockholders, which sections are incorporated herein by reference.

Reference is made to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our 2006 Annual Meeting of Stockholders, which section is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics, which applies to all employees, including our chief executive officer and our chief financial officer and principal accounting officer. The full text of our Code of Business Conduct and Ethics is published on our website, at www.fareastenergy.com, under the “Investor-Relations” caption. We intend to disclose future amendments to, or waivers from, certain provisions of this Code on our website within four business days following the date of such amendment or waiver. Information contained on the website is not part of this report.

ITEM 11.	EXECUTIVE COMPENSATION

Reference is made to the section entitled “Executive Compensation” of our Proxy Statement for our 2006 Annual Meeting of Stockholders, which section is incorporated herein by reference. The portion of the incorporated material from the Compensation Committee Report, references to the independence of directors, and the Stock Performance Graph are not deemed to be “soliciting material” or “filed” with the SEC, are not subject to the liabilities of Section 18 of the Exchange Act and shall not be deemed incorporated by reference into any of the filings previously made or made in the future by our company under the Exchange Act or the Securities Act of 1933, as amended (except to the extent our company specifically incorporates any such information into a document that is filed).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the section entitled “Security Ownership” of our Proxy Statement for its 2006 Annual Meeting of Stockholders, which section is incorporated herein by reference.

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled “Equity Compensation Plan Information” of our Proxy Statement for our 2006 Annual Meeting of Stockholders, which section is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the section entitled “Certain Transactions” of our Proxy Statement for our 2006 Annual Meeting of Stockholders, which section is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the section entitled “Independent Registered Public Accounting Firm Fee Information” of our Proxy Statement for our 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements.

Our consolidated financial statements are included in Part II, Item 8 of this report:

2.	Financial statement schedules and supplementary information required to be submitted.

Schedule II—Valuation and qualifying accounts	66
Schedules other than that listed above are omitted because they are not applicable.

3.	Exhibits

A list of the exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index beginning on page 70 of this report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2006.

FAR EAST ENERGY CORPORATION

By:	/s/ MICHAEL R. MCELWRATH
Michael R. McElwrath
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ MICHAEL R. MCELWRATH	Date: March 14, 2006
Michael R. McElwrath
Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ BRUCE N. HUFF	Date: March 14, 2006
Bruce N. Huff
Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ JOHN C. MIHM	Date: March 14, 2006
John C. Mihm
Chairman of the Board

By:	/s/ DONALD A. JUCKETT	Date: March 14, 2006
Donald A. Juckett
Director

By:	/s/ RANDALL D. KEYS	Date: March 14, 2006
Randall D. Keys
Director

By:	/s/ TIM WHYTE	Date: March 14, 2006
Tim Whyte
Director

By:	/s/ THOMAS E. WILLIAMS	Date: March 14, 2006
Thomas E. Williams
Director

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 17, 2005, and incorporated herein by reference).

4.1	Articles of Incorporation of the Company, as amended (included as Exhibit 3.1).

4.2	Amended and Restated Bylaws of the Company (included as Exhibit 3.2).

4.3	Specimen stock certificate (filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.1*	Amended and Restated Employment Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.2*	Amended and Restated Employment Agreement, dated December 23, 2004, by and between the Company and Bruce N. Huff (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.3*	Employment Agreement, dated February 1, 2004, by and between the Company and Garry R. Ward (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.4*	Employment Agreement, dated November 1, 2003, by and between the Company and Zhendong ‘Alex’ Yang (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.5*	Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.6*	Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.7*	Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Bruce N. Huff (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.8*	Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.9*	Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Bruce N. Huff (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.10*	Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Garry Ward (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

Exhibit Number	Description
10.11*	Stock Option Agreement, dated May 18, 2004, by and between the Company and Donald Juckett (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.12*	Stock Option Agreement, dated June 18, 2004, by and between the Company and Randall D. Keys (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.13*	Stock Option Agreement, dated May 24, 2004, by and between the Company and John C. Mihm (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.14*	Stock Option Agreement, dated February 24, 2004, by and between the Company and Thomas Williams (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.15*	Stock Option Agreement, dated February 1, 2004, by and between the Company and Garry Ward (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.16*	Stock Option Agreement, dated December 1, 2003, by and between the Company and Zhendong ‘Alex’ Yang (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.17	Production Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People’s Republic of China, dated January 25, 2002, by and between China United Coalbed Methane Corp. Ltd. and the Company (filed as Exhibit 2(i) to the Company’s Current Report on Form 8-K filed on February 11, 2002, and incorporated herein by reference).

10.18	Modification Agreement for Product Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People’s Republic of China, dated October 20, 2005, between China United Coalbed Methane Corporation Ltd. and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2005, and incorporated herein by reference).

10.19	Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Qinnan Area in Shanxi Province, Qinshui Basin, the People’s Republic of China, dated April 16, 2002, by and between China United Coalbed Methane Corporation Ltd. and Phillips China Inc. (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.20	Application for the Extension of Phase Two of the Exploration Period under the Qinnan PSC, dated December 2, 2005, by and between the Company and China United Coalbed Methane Corporation Ltd.

10.21	Approval Certificate from the Ministry of Foreign Trade and Economic Cooperation dated December 30, 2002 (filed as Exhibit 2(i) to the Company’s Current Report on Form 8-K filed on January 13, 2003, and incorporated herein by reference).

10.22	Memorandum of Understanding, dated March 18, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.1 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

Exhibit Number	Description
10.23	Farmout Agreement—Qinnan PSC, dated June 17, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.2 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.24	First Amendment to Farmout Agreement—Qinnan PSC, dated December 15, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.25	Second Amendment to Farmout Agreement—Qinnan PSC, dated December 17, 2004, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.26	Third Amendment to Farmout Agreement—Qinnan PSC, dated December 19, 2005, by and between ConocoPhillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005, and incorporated herein by reference).

10.27	Assignment Agreement—Qinnan PSC, dated June 17, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.4 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.28	Farmout Agreement—Shouyang PSC, dated June 17, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.3 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.29	First Amendment to Farmout Agreement—Shouyang PSC, dated December 15, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.30	Second Amendment to Farmout Agreement—Shouyang PSC, dated December 17, 2004, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.31	Third Amendment to Farmout Agreement—Shouyang PSC, dated December 19, 2005, by and between ConocoPhillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2005, and incorporated herein by reference).

10.32	Assignment Agreement—Shouyang PSC, dated June 17, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.5 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.33	Amended and Restated Escrow Agreement, dated January 19, 2005, by and among the Company, Phillips China, Inc. and J.P. Morgan Trust Company, N.A. (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on January 21, 2005, and incorporated herein by reference).

Exhibit Number	Description
10.34	Amendment to the Amended and Restated Escrow Agreement under the farmout agreements between the Company and ConocoPhillips China Inc. for the Qinnan block and the Shouyang block in the Shanxi Province (filed as Exhibit 10.1 to the Company’s Current Report on Form 8K filed on June 28, 2005, and incorporated herein by reference).

10.35	Second Amendment to the Amended and Restated Escrow Agreement among the Company, ConocoPhillips China Inc. and JPMorgan Trust Company, N.A., dated August 30, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2005, and incorporated herein by reference).

10.36	Third Amendment to the Amended and Restated Escrow Agreement among the Company, ConocoPhillips China Inc. and JPMorgan Trust Company, N.A., dated September 28, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2005, and incorporated herein by reference).

10.37	Fourth Amendment to the Amended and Restated Escrow Agreement among the Company, ConocoPhillips China Inc. and JP Morgan Trust Company, N.A., dated October 27, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2005, and incorporated herein by reference).

10.38	Fifth Amendment to the Amended and Restated Escrow Agreement among the Company, ConocoPhillips China Inc. and JP Morgan Trust Company, N.A., dated December 20, 2005 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 21, 2005, and incorporated herein by reference).

10.39	Settlement Agreement, dated December 31, 2004, by and between Jawaharlal Gondi, The Arthi Trust and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2005, and incorporated herein by reference).

10.40	Stock Subscription Agreement, dated December 21, 2004, by and between Sofaer Capital Global Fund, Sofaer Capital Asian Fund, Restructuring Investors Limited, Persistency, and Passlake Limited, Tim Whyte and the Company (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.41	Registration Rights Agreement, dated December 21, 2004, by and among Sofaer Capital Global Fund, Sofaer Capital Asian Fund, Restructuring Investors Limited, Persistency and the Company (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.42	Registration Rights Agreement, dated December 31, 2004, by and among Bathgate Capital Partners LLC and the Company (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.43	Registration Rights Agreement, dated December 1, 2004, by and among RAB Europe Fund Ltd., RAB Special Situations, L.P., Roytor & Co., James Palmer and the Company (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.44	Purchase and Sale Agreement, dated February 2, 2005, by and between Newark Valley Oil & Gas, Inc., a wholly-owned subsidiary of the Company, and Zier & Associates, Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2005, and incorporated herein by reference).

Exhibit Number	Description
10.45	Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Shouyang Area in Shanxi Province, Qinshui Basin, the People’s Republic of China, dated April 16, 2002, by and between China United Coalbed Methane Corporation Ltd. and Phillips China Inc. (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.46	Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated December 2, 2005, by and between the Company and China United Coalbed Methane Corporation Ltd.

10.47	Agreement and Plan of Restructuring, dated May 11, 2005, by and between Far East Energy Corporation and Far East Energy (Bermuda), Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2005, and incorporated herein by reference).

10.48*	Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2005, and incorporated herein by reference).

10.49*	Form of Non-Qualified Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 2, 2005, and incorporated herein by reference).

10.50*	Form of Incentive Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 2, 2005, and incorporated by reference).

10.51	Registration Rights Agreement, dated September 20, 2005, by and among Morgan Keegan & Company, Inc. and the Company (filed as Exhibit 10.47 to the Company’s Registration Statement on Form S-2 (File No. 333-129309) filed on October 28, 2005, and incorporated herein by reference).

10.52	Registration Rights Agreement, dated October 6, 2005, by and among Sofaer Capital Global Fund, Sofaer Capital Asian Fund, Restructuring Investors Limited, Persistency, Passlake Limited and the Company (filed as Exhibit 10.48 to the Company’s Registration Statement on Form S-2 (File No. 333-129309) filed on October 28, 2005, and incorporated herein by reference).

10.53*	Employment Agreement dated October 29, 2005, by and between the Company and Jeffrey R. Brown (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2005, and incorporated herein by reference).

21	Subsidiaries of Registrant.

23	Consent of Payne Falkner Smith & Jones, P.C.

31.1	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350.

32.2	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350.

*	Management contract or compensatory plan arrangement.