Form 10-K/A
period 2005-12-31
FAR EAST ENERGY CORP
filed 2006-04-21
CIK 1124024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Far East Energy Corporation’s (the “Company”) annual report on Form 10-K for the fiscal year ended December 31, 2005, originally filed on March 14, 2006 (the “Original Filing”). The Company is filing this Amendment to include the information required by Part III and not included in the Original Filing as the Company will not file its definitive proxy statement within 120 days of the end of the Company’s fiscal year ended December 31, 2005. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Far East Energy Corporation and its subsidiaries.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

Certain information regarding our executive officers has been presented under “Executive Officers” included in “Item 1. Business” of our Form 10-K filed with the Securities and Exchange Commission on March 14, 2006.

Board of Directors

The Board of Directors currently consists of six directors, all of whom were elected at the 2005 Annual Meeting of Stockholders. The following table lists the name, age and positions with the Company held by each director.

Name	Age	Position
John C. Mihm	63	Chairman of the Board
Michael R. McElwrath	54	President, Chief Executive Officer and Director
Donald A. Juckett	61	Director
Randall D. Keys	46	Director
Tim Whyte	31	Director
Thomas E. Williams	53	Director

John C. Mihm has served as Chairman of the Board since January 2005. Mr. Mihm joined the Board of Directors in May 2004. Mr. Mihm serves on and is the chairman of the Board’s Compensation Committee, and he also serves on the Board’s Audit Committee. Mr. Mihm is the owner and President of JCM Consulting, PLLC, which provides services in the engineering, construction, and project management field. From 1964 until his retirement in February 2003, Mr. Mihm worked for Phillips Petroleum Company, now known as ConocoPhillips, Inc., in various positions, finally serving as Senior Vice President of Technology and Project Development. Mr. Mihm is a registered professional engineer. Mr. Mihm earned a B.S. degree in chemical engineering from Texas Tech University.

Michael R. McElwrath has served as our President and Chief Executive Officer since October 2003. He became a Director in October 2003 and served as Chairman of the Board from October 2003 until January 2005. Mr. McElwrath also served as Secretary and Treasurer from October 2003 until March 2005. He was employed as Vice President of Hudson Highland (formerly known as TMP Worldwide) from 1999 until joining the Company in October 2003. He also served as Acting Assistant Secretary of Energy in the first Bush Administration, as Director of the National Institute for Petroleum and Energy Research, as Director of British Petroleum’s outsourced exploration and production lab for the Americas and as Deputy Assistant Secretary for policy for the U.S. Department of Interior in the last year of the Reagan Administration. Mr. McElwrath holds a J.D. from the University of Texas School of Law, as well as a B.A. from the Plan II Honors Program at the University of Texas. He is also a member of the Society of Petroleum Engineers, the Independent Petroleum Association of America, and the Texas Independent Producers and Royalty Owners Association.

Donald A. Juckett has served as a Director since May 2004. Dr. Juckett also serves on and is chairman of the Board’s Nominating and Corporate Governance Committee. Since November 2005, Dr. Juckett has held the position of Director of the Washington, D.C. office of the American Association of Petroleum Geologists. Prior to that Dr. Juckett was self-employed as an industry information consultant. He served at the U.S. Department of Energy from 1988 until his retirement in 2003. At his retirement, Dr. Juckett was Director of the Office of Natural Gas and Petroleum Import and Export Activities for Fossil Energy. During his tenure with the Department of Energy, he also served as Director for Natural Gas and Petroleum Technology and Acting Deputy Assistant Secretary for Natural Gas and Petroleum Technology. Dr. Juckett earned a B.S. degree in chemistry from the State University of New York-Oswego and a Ph.D. in chemistry from the State University of New York-Albany.

Randall D. Keys has served as a Director since June 2004. Mr. Keys serves on and is the chairman of the Board’s Audit Committee and has been designated as the Audit Committee Financial Expert. He also serves on the

Board’s Nominating and Corporate Governance Committee. Mr. Keys is employed as the Chief Financial Officer for BPZ Energy Inc., an independent oil and gas producer. Prior to May 2005, Mr. Keys was self-employed as a financial consultant and as an independent chief financial officer. From 2002 through 2004, he served as a financial consultant and Chief Financial Officer of Transmeridian Exploration, Inc., a public oil and gas company. From 1998 to 2001, he served as Chief Financial Officer of Core Laboratories N.V., a NYSE-listed global oilfield service company, and one of its predecessors. Mr. Keys earned a B.B.A. in accounting from the University of Texas and is a Certified Public Accountant.

Tim Whyte was appointed as a Director of the Company in January 2005. Mr. Whyte is currently an investment manager with Sofaer Capital, Inc. based in London where he has served since 2003. From December 2001 through October 2002, Mr. Whyte was a partner with Viva IP, an intellectual property consulting company. From October 1999 through November 2001, Mr. Whyte served as a Trading Manager with Enron Europe. Mr. Whyte has a B.S. degree in economics from the London School of Economics. Mr. Whyte serves as a Director pursuant to the terms of a stock subscription agreement among the Company and certain investors. For further discussion of the terms of this stock subscription agreement, see “Item 13. Certain Relationships and Related Transactions—Agreement with Certain Stockholders” contained herein.

Thomas E. Williams was appointed as a Director in February 2004. Mr. Williams also serves on the Board’s Audit Committee and Compensation Committee. Mr. Williams has over 24 years of experience in the energy business. Since February 2001, Mr. Williams served as Vice President of Maurer Technology, a drilling technology subsidiary of Noble Corporation, and effective March 2006, Mr. Williams was appointed Vice President of Research and Development for Noble Technology Services Division. From January 1999 to February 2001, he was Vice President of Maurer Engineering, focusing on business development for this technology services entity until Noble Corporation acquired Maurer Engineering. Mr. Williams has also held senior executive positions at the U.S. Department of Energy and Interior under the first Bush Administration. He has a B.S. degree in business from Campbellsville College.

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, or the Exchange Act, and assists the Board of Directors and management of the Company in ensuring that the Company consistently acts with integrity and accuracy in financial reporting. The Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee’s responsibilities include:

•	selecting and reviewing the Company’s independent registered public accounting firm and their services;

•	reviewing and discussing with appropriate members of the Company’s management, the audited financial statements, related accounting and auditing principles, practices and disclosures;

•	reviewing and discussing the Company’s quarterly financial statements prior to the filing of those quarterly financial statements;

•	establishing procedures for the receipt of, and response to, any complaints received regarding accounting, internal accounting controls, or auditing matters, including anonymous submissions by employees;

•	reviewing the accounting principles and auditing practices and procedures to be used for the Company’s financial statements and reviewing the results of those audits; and

•	monitoring the adequacy of the Company’s operating and internal controls as reported by management and the independent registered public accounting firm.

Randall D. Keys is the chairman of the Audit Committee, and the other members of the Audit Committee are John C. Mihm and Thomas E. Williams. The Board of Directors has determined that each member of the Audit Committee is independent within the meaning of the American Stock Exchange, or AMEX, listing standards and satisfies the AMEX listing standards financial literacy requirements. The Board of Directors has determined that Randall D. Keys is an Audit Committee Financial Expert as that term is defined under Item 401(h) of Regulation S-K.

References to the independence of Directors serving on the Audit Committee contained herein are not deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission, are not subject to the liabilities of Section 18 of the Exchange Act, and shall not be deemed incorporated by reference into any of the filings previously made or made in the future by the Company under the Exchange Act or the Securities Act of 1933, as amended (except to the extent the Company specifically incorporates any such information into a document that is filed).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and Directors, and persons who own more than ten percent of the Company’s common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and greater than ten-percent stockholders are required by the Securities and Exchange Commission’s regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that all filing requirements applicable to its officers, Directors and greater than ten-percent stockholders for the year ended December 31, 2005 were complied with.

Code of Ethics

We have adopted a code of ethics entitled “Code of Business Conduct,” which applies to all employees, including our chief executive officer and our chief financial officer and principal accounting officer. The full text of our Code of Business Conduct is published on our website, at www.fareastenergy.com, under the “Investor-Relations” caption. We intend to disclose future amendments to, or waivers from, certain provisions of this code on our website within four business days following the date of such amendment or waiver. Information contained on the website is not part of this report.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth a summary of compensation paid to the Company’s Chief Executive Officer and the other persons serving as executive officers (the “Named Executive Officers”) for the years ended December 31, 2005, 2004 and 2003, respectively.

		Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Securities Underlying Options/SARs(1) (#)	All Other Compensation(2) ($)
Michael R. McElwrath President and Chief Executive Officer	2005 2004 2003	$236,250 225,000 40,312	$60,000 40,000 56,250	$	— — —	— 200,000 1,200,000	$23,003 11,078 1,500

Bruce N. Huff Chief Financial Officer, Secretary and Treasurer	2005 2004 2003	168,000 106,667 —	35,000 57,000 —		— — —	— 900,000 —	9,704 4,844 —

Garry R. Ward Senior Vice President, Engineering	2005 2004 2003	147,000 128,333 —	17,500 17,500 —		— — —	— 600,000 —	17,516 11,079 —

Alex Yang Senior Vice President, Exploration	2005 2004 2003	132,300 126,000 101,750	20,000 12,600 —		— — —	— — 800,000	2,991 8,948 —

(1)	Amounts represent options to acquire shares of common stock.
(2)	This column includes the following items of compensation in the fiscal years indicated:
a.	Company’s payment of medical insurance premiums: Michael R. McElwrath, $20,040 (2005), $9,472 (2004), $1,500 (2003); Bruce N. Huff, $7,704 (2005), $3,844 (2004); Garry R. Ward, $17,516 (2005), $11,079 (2004); and Alex Yang, $1,542 (2005), $8,160 (2004).
b.	Company’s contributions to the named individuals under its Simple IRA plan in the following amounts: Michael R. McElwrath, $2,963 (2005), $1,606 (2004); Bruce N. Huff, $2,000 (2005), $1,000 (2004); Garry R. Ward $0 (2005); $0 (2004); and Alex Yang $1,449 (2005), $788 (2004).

Fiscal Year-End Option Values

The following table sets forth the number of unexercised options segregated by those that were exercisable and those that were unexercisable at December 31, 2005 and the value of in-the-money options segregated by those that were exercisable and those that were unexercisable at December 31, 2005 for the Named Executive Officers. The Named Executive Officers did not exercise any options during the last fiscal year.

Aggregated Option/SAR Exercises in Last

Fiscal Year and Fiscal Year-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (#)(1)		Value of Unexercised In-the-Money Options/SARs at Fiscal Year End ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael R. McElwrath	—	—	880,000	620,000	$568,000	$355,000
Bruce N. Huff	—	—	360,000	540,000	—	—
Garry R. Ward	—	—	280,000	320,000	—	—
Alex Yang	—	—	480,000	320,000	340,800	227,200

(1)	Information relates to options to acquire shares of common stock.

Employment Agreements

For a discussion of the employment agreements with our executive officers, see “Item 13. Certain Relationships and Related Transactions—Agreements with Executive Officers of the Company” contained herein.

Directors’ Compensation and Stock Option Grants

The Company does not pay cash compensation to non-employee Directors for their service on the Board of Directors. Employee Directors do not receive any compensation for their service on the Board of Directors. From time to time, non-employee Directors have received grants of options to purchase the Company’s common stock in consideration of their service on the Board of Directors. In 2004, John C. Mihm, Donald A. Juckett, Randall D. Keys and Thomas E. Williams each received an option grant to purchase 400,000 shares of the Company’s common stock, which were granted upon their election as Directors. The options vest over three years, have a five-year term and have an exercise price of $2.00 per share.

Additionally, the Company reimburses its Directors for reasonable expenses incurred to attend the meetings of the Board of Directors or the Board committees.

Compensation Committee Interlocks and Insider Participation

John C. Mihm and Thomas E. Williams serve on the Compensation Committee of the Board of Directors. The Company’s independent Directors are, and the Company expects they will continue to be, the only members of the Compensation Committee. None of the Company’s Directors or executive officers has a relationship with us or any other company that the Securities and Exchange Commission defines as a compensation committee interlock or insider participation that should be disclosed to stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table sets forth, as of April 17, 2006, certain information with respect to the beneficial ownership of the Company’s common stock by (a) each stockholder beneficially owning more than 5% of the Company’s outstanding common stock; (b) each Director of the Company who is a stockholder of the Company; (c) each of the Named Executive Officers who is a stockholder of the Company; and (d) all executive officers and Directors of the Company as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Outstanding Common Stock
Citco Trustees (Cayman) Limited on behalf of the Sofaer Capital Asian Hedge Fund(1)	22,300,931	(5)(11)	21.4%
Citco Trustees (Cayman) Limited on behalf of the Sofaer Capital Global Hedge Fund(1)	22,300,931	(5)(11)	21.4%
Passlake Limited(2)	22,000,931	(5)(11)	21.2%
Persistency(3)	22,000,931	(5)(11)	21.2%
Restructuring Investors Limited(4)	22,150,931	(5)(11)	21.3%
Heartland Advisors, Inc.(6)	5,000,000	(7)	5.1%
Directors:
John C. Mihm	301,500	(8)	*
Donald A. Juckett	4,750,000	(9)	4.9%
Randall D. Keys	280,550	(10)	*
Tim Whyte	—	(11)
Thomas E. Williams	305,000	(12)	*
Director and Named Executive Officer:
Michael R. McElwrath	1,000,100	(13)	1.0%
Other Named Executive Officers:
Bruce N. Huff	520,000	(14)	*
Garry R. Ward	390,000	(15)	*
Alex Yang	640,000	(16)	*
All Directors and Executive Officers as a Group (10 persons)	8,307,150	(17)	8.2%

*	Less than 1%.
(1)	The address for Citco Trustees (Cayman) Limited on behalf of the Sofaer Capital Asian Hedge Fund and Citco Trustees (Cayman) Limited on behalf of the Sofaer Capital Global Hedge Fund is c/o Caledonian Bank & Trust Limited, as Trustee, Caledonian House, 69 Dr. Roy’s Drive, P.O. Box 1043, George Town, Grand Cayman. The address of Sofaer Capital, Inc. is Craigmuir Chambers, Road Town, Tortola, British Virgin Islands.
(2)	The address of Passlake Limited is P.O. Box 309, South Church Street, George Town, Grand Cayman, Cayman Islands.
(3)	The address of Persistency is Ugland House, P.O. Box 309, George Town, Grand Cayman, British West Indies.
(4)	The address of Restructuring Investors Limited is P.O. Box 173, Kingston Chambers, Road Town, Tortola, British Virgin Islands.
(5)	Based on Schedule 13D/A filed by the named beneficial owners on October 13, 2005. Includes 6,406,250 shares of common stock issuable pursuant to warrants that are currently exercisable. Citco Trustees (Cayman) Limited on behalf of the Sofaer Capital Global Hedge Fund, Citco Trustees (Cayman) Limited on behalf of the Sofaer Capital Asian Hedge Fund, Passlake Limited, Restructuring Investors Limited, and Persistency have shared voting power with respect to 22,000,931 shares of common stock. Also, the number of shares beneficially owned by Citco Trustees (Cayman) Limited on behalf of the Sofaer Capital Global Hedge Fund and Citco Trustees ( Cayman) Limited on behalf of the Sofaer Capital Asian Hedge Fund, includes 300,000 shares of common stock issuable pursuant to warrants that are currently exercisable that are held by an affiliate, Sofaer Capital, Inc. Citco Trustees (Cayman) Limited on behalf of the Sofaer Capital Global Hedge Fund, Citco Trustees (Cayman) Limited on behalf of the Sofaer Capital Asian Hedge Fund and Sofaer Capital, Inc. have shared investment power with respect to 8,885,729 shares of common stock. Citco Trustees (Cayman) Limited on behalf of the Sofaer Capital Global Hedge Fund and Citco Trustees (Cayman) Limited on behalf of the Sofaer Capital Global Hedge Fund were formerly known as Sofaer Capital Global Hedge Fund and Sofaer Capital Asian Hedge Fund, respectively.

Passlake Limited has sole investment power with respect to 536,608 shares of common stock. The number of shares beneficially owned by Restructuring Investors Limited includes 150,000 shares of common stock that Restructuring Investors Limited may purchase pursuant to warrants that are currently exercisable. Restructuring Investors Limited has sole investment power with respect to 4,442,865 shares of common stock. Persistency has sole investment power with respect to 8,585,729 shares of common stock.

(6)	The address for Heartland Advisors, Inc. is 789 North Water Street, Milwaukee, Wisconsin 53202.
(7)	To our knowledge, Heartland Group Inc. holds these shares solely on behalf of the Heartland Value Fund. Heartland Advisors, Inc., the investment manager of Heartland Group Inc., has sole investment and voting power over the shares.
(8)	Includes 300,000 shares which John C. Mihm may purchase pursuant to options which are exercisable within 60 days of April 17, 2006.
(9)	Includes 300,000 shares which Donald A. Juckett may purchase pursuant to options which are exercisable within 60 days of April 17, 2006. Pursuant to a settlement agreement with the Company, Mr. Jawarharlal Gondi executed a proxy giving Donald A. Juckett voting power with respect to 4,450,000 shares of common stock held by Mr. Gondi and by The Arthi Trust. Jawaharlal Gondi still holds sole investment power with respect to the 4,450,000 shares. For further discussion of the terms of the settlement agreement and proxy, see “Item 13. Certain Relationships and Related Transactions—Agreement with Former Director.”
(10)	Includes 200,000 shares which Randall D. Keys may purchase pursuant to options which are exercisable within 60 days of April 17, 2006.
(11)	Tim Whyte is the representative of the investor group comprised of Citco Trustees (Cayman) Limited on behalf of the Sofaer Capital Asian Hedge Fund, Citco Trustees (Cayman) Limited on behalf of the Sofaer Capital Global Hedge Fund, Sofaer Capital, Inc., Restructuring Investors Limited, Passlake Limited and Persistency. However, Mr. Whyte disclaims any beneficial ownership of the shares owned by this investor group. For further discussion, see “Item 13. Certain Relationships and Related Transactions—Agreement with Certain Stockholders.”
(12)	Includes 300,000 shares which Thomas E. Williams may purchase pursuant to options which are exercisable within 60 days of April 17, 2006.
(13)	Includes 1,000,000 shares which Michael R. McElwrath may purchase pursuant to options which are exercisable within 60 days of April 17, 2006.
(14)	Includes 520,000 shares which Bruce N. Huff may purchase pursuant to options which are exercisable within 60 days of April 17, 2006.
(15)	Includes 390,000 shares which Garry R. Ward may purchase pursuant to options which are exercisable within 60 days of April 17, 2006.
(16)	Includes 640,000 shares which Alex Yang may purchase pursuant to options which are exercisable within 60 days of April 17, 2006.
(17)	Includes 3,770,000 shares which may be purchased pursuant to options which are exercisable within 60 days of April 17, 2006 by the Directors and our executive officers, including 120,000 shares which Jeffrey R. Brown, President of Far East Energy (Bermuda), Ltd., may purchase pursuant to options which are exercisable within 60 days of April 17, 2006.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	660,000	$2.00	2,840,000
Equity compensation plans not approved by security holders *	9,126,000	$1.30	—

Total	9,786,000	$1.35	2,840,000

*	We have granted stock options to purchase an aggregate of 11,260,000 shares of common stock, which are evidenced by stock option agreements. This total excludes 1,894,000 options, which were forfeited by certain prior officers and Directors when they resigned from their positions and 240,000 options which were exercised. The options were granted to officers, Directors and consultants and have a term of between five and ten years and an exercise price of between $0.65 and $4.40 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreements with Executive Officers of the Company

Agreements with Michael R. McElwrath and Bruce N. Huff

On December 23, 2004, the Company entered into Amended and Restated Employment Agreements (the “Employment Agreements”) with Michael R. McElwrath and Bruce N. Huff (each, an “Executive”).

The Employment Agreements provide that the Executive will receive (i) an annual base salary of not less than $236,250 in the case of Mr. McElwrath and $168,000 in the case of Mr. Huff and (ii) performance bonuses of (A) not less than $20,000 payable on or before the 13th of April and October of each year in the case of Mr. McElwrath and (B) between 15% to 25% of his base salary in the case of Mr. Huff. The performance criteria for bonuses will be established by the Compensation Committee (or the Board of Directors if the Company does not have a Compensation Committee). Currently, Mr. McElwrath’s annual base salary is $300,000, and Mr. Huff’s annual base salary is $185,000.

Unless extended, the Employment Agreements for Messrs. McElwrath and Huff terminate on October 13, 2008 and May 1, 2009, respectively. The Employment Agreements provide that if an Executive is terminated by the Company for Cause (as defined in the Employment Agreements), the Company shall pay his base salary and all amounts actually earned, accrued or owing as of the date of termination and the Executive shall be entitled to exercise all options granted to him under his Employment Agreement or otherwise to the extent vested and exercisable on the date of termination.

If an Executive’s employment is terminated by the Company (other than as a result of death, Disability or Cause (as defined in his Employment Agreement)), or if the Executive terminates his employment for Good Reason (as defined in his Employment Agreement), the Executive shall be entitled to the following:

•	a lump sum payment of two times the sum of Executive’s base salary and bonus paid during the immediately preceding twelve-month period;

•	continued participation in all employee benefit plans, programs or arrangements available to the Company’s executive officers in which Executive was participating on the date of termination for a specified period of time following termination; and

•	the exercise of all options and restricted stock awards granted to him to the extent vested and exercisable at the date of termination of Executive’s employment, provided, that if the date of termination of Executive’s employment is on or before April 13, 2006 in the case of Mr. McElwrath and May 1, 2006 in the case of Mr. Huff, then all options and restricted stock granted to him and exercisable within the first anniversary of the date of termination in the case of Mr. McElwrath and within 30 months of the date of termination in the case of Mr. Huff, shall be immediately and fully vested as of the date of termination.

Notwithstanding the foregoing, if an Executive’s termination of employment by the Company (other than for death, Cause or Disability (as defined in the Employment Agreements) or by the Executive for Good Reason (as defined in the Employment Agreements) occurs within 24 months following a Change of Control (as defined in the Employment Agreements), then the Executive shall be entitled to a lump sum payment of three times the sum of Executive’s base salary and bonus during the immediately preceding twelve-month period and all options and restricted stock granted to Executive will immediately vest and become exercisable as of the date of termination. The Employment Agreements also entitle each Executive to certain gross up payments for excise taxes in the event of a Change of Control.

Agreement with Jeffrey R. Brown

On October 29, 2005, the Company entered into an employment agreement with Jeffrey R. Brown whereby Mr. Brown will serve as President of Far East Energy (Bermuda), Ltd. Mr. Brown will receive an annual base salary of $150,000, an annual bonus in an amount equal to $50,000 during his service with the Company in the People’s Republic of China, a discretionary performance bonus to be determined by the Compensation Committee of the Board of Directors of the Company, a housing allowance of up to $96,000 per year, a moving allowance and reimbursement for certain travel between China and the United States. Pursuant to the employment agreement, Mr. Brown was also granted an option to purchase 600,000 shares of the Company’s common stock at an exercise price of $2.00 per share. Generally, Mr. Brown will also receive a tax equalization payment to the extent the amount Mr. Brown actually pays for income taxes exceeds the United States income tax and social security tax he would have paid as a citizen of the United States. If Mr. Brown’s employment is terminated without cause, he will receive a severance payment of 50% of his annual base salary during his service with the Company.

Agreement with Garry R. Ward

On February 1, 2004, the Company entered into an employment agreement with Garry R. Ward whereby Mr. Ward will serve as the Senior Vice President of Engineering of the Company for a term of five years unless sooner terminated. Mr. Ward will receive an annual base salary of $140,000, subject to periodic adjustment at the Company’s discretion. Currently, Mr. Ward’s annual base salary is $155,820. Subject to management’s discretion, Mr. Ward will also be eligible to receive annual bonuses in an amount equal to 20 to 25% of his annual base salary at the time of payment. Pursuant to the terms of the employment agreement, Mr. Ward was also granted an option to purchase 400,000 shares of the Company’s common stock at an exercise price of $2.00 per share. Additionally, if after February 1, 2005, Mr. Ward is terminated by the Company for any reason other than Cause or is terminated after a Change in Control (as such terms are defined in the employment agreement), the Company will pay him a single lump-sum severance payment of $50,000, and Mr. Ward will retain all of his rights in, and ownership of, all stock options vested as of the date of termination or that would vest within 30 days following the date of termination.

Agreement with Zhendong “Alex” Yang

On November 1, 2003, the Company entered into an employment agreement with Zhendong “Alex” Yang. The term of the Employment Agreement is five years unless sooner terminated. Mr. Yang will receive an annual base salary of $126,000, subject to periodic adjustment at the Company’s discretion. Currently, Mr. Yang’s annual base salary is $149,000. Pursuant to the terms of the employment agreement, Mr. Yang was also granted an option to purchase 800,000 shares of the Company’s common stock at an exercise price of $0.65 per share.

Agreement with Former Director

On December 31, 2004, the Company, Jawaharlal Gondi and The Arthi Trust entered into a Settlement Agreement (the “Settlement Agreement”) pursuant to which Mr. Gondi resigned as a director of the Company. Pursuant to the terms of the Settlement Agreement, the Company paid Mr. Gondi a total gross amount of $165,000, minus all applicable withholding, and reimbursed Mr. Gondi certain out-of-pocket expenses. The Settlement Agreement also provides that Mr. Gondi and The Arthi Trust, for a period of two years after the date of the Settlement Agreement, without the prior written consent of the Company, will refrain from certain activities related to seeking control of the Company. Pursuant to the Settlement Agreement, Mr. Gondi and The Arthi Trust also agreed to execute and deliver to the Company one or more proxies naming certain members of the Board of Directors of the Company who are not officers of the Company, as agents and proxies, with full power of substitution and re-substitution, to vote all shares of common stock or other voting securities of the Company held by Mr. Gondi. The proxy expires on December 31, 2006.

Agreement with Certain Stockholders

On December 21, 2004, the Company entered into a Stock Subscription Agreement (the “Subscription Agreement”) with certain investors located outside the United States (the “Purchasers”) and Tim Whyte as representative (the “Representative”). Under the Subscription Agreement, the Purchasers subscribed for 6,406,250 units of the Company (the “Units”). The gross proceeds the Company received from the sale of the Units at the closing were $10,250,000. Each Unit is comprised of two shares of the Company’s common stock and one warrant to purchase one share of common stock (“Warrant”). In connection with the Subscription Agreement, the Company also granted the Purchasers registration rights in connection with the shares of common stock underlying the Units and the Warrants.

Pursuant to the Subscription Agreement, the Company, the Purchasers and the Representative agreed, among other things, to the following:

•	Subject to the approval of the Company’s Nomination and Corporate Governance Committee, on or before January 20, 2005, the Company agreed to appoint Tim Whyte to the Company’s Board of Directors to serve until the next meeting of the Company’s stockholders called for the purpose of electing directors of the Company. The Company has also agreed to nominate the Representative or such other person designated by the Representative (the “Purchaser Designee”) to the Company’s Board of Directors for election by the stockholders of the Company at each meeting of the Company’s stockholders called for the purpose of electing directors of the Company, provided that at the time of such appointment and nomination (a) the Purchasers, in the aggregate, beneficially own at least 10% of the outstanding shares of common stock, and (b) the Purchaser Designee is satisfactory to the Company’s Nominating and Corporate Governance Committee. Mr. Whyte was appointed as a Director in January 2005. Mr. Whyte also serves as an investment manager of Sofaer Capital, Inc., one of the Purchasers.

•	For a period of 18 months from the date of the Subscription Agreement, if the Company determines to pursue an offering of debt or equity securities (“Offered Securities”) in a capital raising transaction (a “Proposed Offering”), the Company is required to notify the Representative of the Proposed Offering and the Representative shall have the exclusive right, for a period of 45 days from receipt of notice of the Proposed Offering, to consummate the purchase of all or a part of the Offered Securities by one or more of the Purchasers or syndicate of investors arranged by the Representative. The Company’s Board of Directors shall review and consider in good faith the proposal by the Representative and make a determination as to whether to approve such proposal, which determination shall consider whether the terms of, and all fees that may be incurred by the Company in connection with, the issuance and sale of the securities are customary for a transaction of this nature. If the Representative fails to submit, fails to close or the Company’s Board of Directors fails to approve the proposal by the Representative on or before the expiration of the 45 day period, then the Company may offer and sell the securities to one or more third parties upon similar terms specified in the Company’s notice of the Proposed Offering without any obligation to submit another notice to the Representative. The Company’s obligations are subject to certain exceptions and limitations relating to specified private placements and other matters described in the Subscription Agreement.

•	For a period of 18 months from the date of the Subscription Agreement, the Company granted each Purchaser the right to purchase a pro rata share of securities sold by the Company in a capital raising transaction. This right will not arise in connection with (a) securities issued pursuant to the acquisition of another business entity or business segment of any such entity by the Company by merger, consolidation, conversion, purchase of substantially all the assets or other reorganization, (b) securities issued upon conversion of convertible notes or securities, upon exercise of warrants, options or other rights to acquire securities or as dividends, stock splits or distributions and (c) securities issued pursuant to specified private placements. On October 6, 2005, the Purchasers exercised this right in connection with a private placement of the Company’s common stock that closed in September 2005. The Company accepted subscription agreements from the Purchasers for an additional 2,782,181 shares of common stock for total gross proceeds of $2,503,963.

•	The Company agreed to consult with the Representative and consider in good faith, any proposal from any person with whom the Representative has a relationship and who is qualified and experienced in the construction of oil and gas drilling rigs in The People’s Republic of China, relating to any joint venture, partnership, or other arrangement or undertaking providing for the manufacture, production or construction of drilling rigs for the drilling of coalbed methane gas with respect to the Company’s holdings and rights in The People’s Republic of China. These obligations are subject to (a) the receipt by the Company and each other person party to such agreement, arrangement or undertaking receiving all permits, concessions and licenses required or necessary to participate in the construction of such rigs, (b) the approval of such agreement, arrangement or undertaking and the contractor by all partners and venturers of the Company in the exploration and production of coalbed methane gas with respect to China, including, without limitation, ConocoPhillips and China United Coalbed Methane Company and (c) the approval of such agreement, arrangement or undertaking by the Company’s Board of Directors. The Company and its subsidiaries also agreed not to enter into any venture relating to the manufacture, production or construction of any drilling rigs for the use of third parties for the drilling of coalbed methane gas in China. The Purchasers and its subsidiaries agreed not to enter into a commercial joint venture relating to the construction of any drilling rigs for the use of third parties for the drilling of coalbed methane gas in China. The Company is not, however, prohibited or restricted from negotiating, discussing or entering into a lease, rental or service arrangement or similar undertaking with any third party relating to provision and operation of any rig for the drilling of coalbed methane gas with respect to China. All rights and obligations described in this paragraph shall expire upon the second anniversary of the date of the Subscription Agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm Fee Information

Audit Fees

The aggregate fees billed by Payne Falkner Smith & Jones P.C. for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2005 and 2004 and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those years were $179,224 and $139,332, respectively.

Audit-Related Fees

Payne Falkner Smith & Jones P.C. did not render any audit-related professional services for the years ended December 31, 2005 and 2004.

Tax Fees

The aggregate fees billed by Payne Falkner Smith & Jones P.C. for professional services rendered for tax compliance, tax advice, or tax planning for the years ended December 31, 2005 and 2004 were $7,000 and $7,600, respectively. The fees were for the preparation of the 2005 and 2004 corporate tax returns.

All Other Fees

Payne Falkner Smith & Jones P.C. did not bill any other fees for professional products or services rendered to the Company, other than those described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” for the years ended December 31, 2005 and 2004.

The Audit Committee pre-approved all of the audit and non-audit fees described above for the years ended December 31, 2005 and 2004.

Pre-Approval Policies and Procedures

In accordance with the Audit Committee Charter, the Audit Committee has established policies and procedures by which it approves in advance any audit and permissible non-audit services to be provided by the Company’s independent registered public accounting firm. Under these procedures, prior to the engagement of the independent registered public accounting firm for pre-approved services, requests or applications for the independent registered public accounting firm to provide services must be submitted to the Company’s chief financial officer or his designee and the Audit Committee and must include a detailed description of the services to be rendered. The chief financial officer or his designee and the independent registered public accounting firm must ensure that the independent registered public accounting firm is not engaged to perform the proposed services unless those services are within the list of services that have received the Audit Committee’s pre-approval and must cause the Audit Committee to be informed in a timely manner of all services rendered by the independent registered public accounting firm and the related fees.

Requests or applications for the independent registered public accounting firm to provide services that require case-by-case approval will be submitted to the Audit Committee (or any Audit Committee members who have been delegated pre-approval authority) by the chief financial officer or his designee. Each request or application must include:

•	a recommendation by the chief financial officer (or designee) as to whether the Audit Committee should approve the request or application; and

•	a joint statement of the chief financial officer (or designee) and the independent registered public accounting firm as to whether, in their view, the request or application is consistent with the Securities and Exchange Commission’s and the Public Company Accounting Oversight Board’s requirements for independence.

The Audit Committee will not permit the independent registered public accounting firm to provide services in connection with a transaction initially recommended by them, the purpose of which may be tax avoidance and the tax treatment of which may not be supported in the Internal Revenue Code and related regulations. The Audit Committee also will not permit the independent registered public accounting firm to provide any services to the extent that the Securities and Exchange Commission has prohibited the provision of those services by the independent registered public accounting firm, which generally include:

•	bookkeeping or other services related to accounting records or financial statements;

•	financial information systems design and implementation;

•	appraisal or valuation services, fairness opinions or contribution-in-kind reports;

•	actuarial services;

•	internal audit outsourcing services;

•	management functions;

•	human resources;

•	broker-dealer, investment adviser or investment banking services;

•	legal services; and

•	expert services unrelated to the audit.

The Audit Committee delegated authority to the chairman of the Audit Committee, to:

•	pre-approve any services proposed to be provided by the independent registered public accounting firm and not already pre-approved or prohibited by the Audit Committee’s Pre-Approval Policy;

•	increase any authorized fee limit for pre-approved services (but not by more than 20% of the initial amount that was pre-approved) before the Company or its subsidiaries engage the independent registered public accounting firm to perform services for any amount in excess of the fee limit; and

•	investigate further the scope, necessity or advisability of any services as to which pre-approval is sought.

The Chairman is required to report any pre-approval or fee increase decisions to the Audit Committee at the next Audit Committee meeting. The Audit Committee does not delegate to management any of the Audit Committee’s authority or responsibilities concerning the independent registered public accounting firm’s services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1. and 2. No financial statements or schedules are filed with this report on form 10-K/A.

3.	Exhibits

A list of the exhibits filed or furnished with this report on Form 10-K/A is provided in the Exhibit Index beginning on page 15 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 21, 2006.

FAR EAST ENERGY CORPORATION

By:	/s/ Michael R. McElwrath
Michael R. McElwrath
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael R. McElwrath	Date: April 21, 2006
Michael R. McElwrath Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/s/ Bruce N. Huff	Date: April 21, 2006
Bruce N. Huff Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ John C. Mihm	Date: April 21, 2006
John C. Mihm, Chairman of the Board

By:	/s/ Donald Juckett	Date: April 21, 2006
Donald Juckett Director

By:	/s/ Randall D. Keys	Date: April 21, 2006
Randall D. Keys Director

By:		Date:
Tim Whyte Director

By:	/s/ Thomas E. Williams	Date: April 21, 2006
Thomas E. Williams Director

INDEX OF EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350.

32.2	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350.