Form 10-Q
period 2006-03-31
FAR EAST ENERGY CORP
filed 2006-05-10
CIK 1124024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share. Shares outstanding on May 1, 2006: 97,524,463

FAR EAST ENERGY CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

Condensed Consolidated Balance Sheet

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$10,292,000	$14,631,000
Inventory	82,000	82,000
Prepaids and other current assets	829,000	961,000

Total current assets	11,203,000	15,674,000

Restricted cash	250,000	1,250,000
Property and equipment, net	15,071,000	10,087,000

Total assets	$26,524,000	$27,011,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$3,467,000	$2,830,000
Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value, 500,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 97,519,609 and 97,147,222 issued and outstanding, respectively	98,000	97,000
Additional paid in capital	47,496,000	47,119,000
Additional paid in capital-outstanding stock options	3,158,000	2,542,000
Deficit accumulated during the development stage	(27,841,000)	(25,669,000)
Accumulated other comprehensive income	146,000	92,000

Total stockholders’ equity	23,057,000	24,181,000

Total liabilities and stockholders’ equity	$26,524,000	$27,011,000

See accompanying notes to condensed consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

Condensed Consolidated Statement of Operations

For the Three Months Ended March 31, 2006 and 2005

(unaudited)

	Cumulative During Development Stage	2006	2005
Revenues	$—	$—	$—

Expenses:
Geologic and engineering services	1,327,000	64,000	6,000
Exploration costs	3,302,000	334,000	704,000
Impairment loss	3,778,000	—	—
Other consulting and professional services	2,753,000	253,000	283,000
Compensation	7,173,000	930,000	432,000
Travel	2,092,000	114,000	104,000
Legal and accounting	3,621,000	205,000	537,000
Loss on investment in joint venture	22,000	—	—
Amortization of contract rights	81,000	—	—
General and administrative	3,931,000	383,000	211,000

Total expenses	28,080,000	2,283,000	2,277,000

Other Expenses (Income):
Interest expense	177,000	—	1,000
Interest income	(452,000)	(123,000)	(30,000)
Gain on sale of assets	(8,000)	—	—
Foreign currency exchange loss	44,000	12,000	—

Total other income	(239,000)	(111,000)	(29,000)

Loss before income taxes	(27,841,000)	(2,172,000)	(2,248,000)
Income taxes	—	—	—

Net loss	(27,841,000)	(2,172,000)	(2,248,000)
Accumulated deficit-beginning of period		(25,669,000)	(17,377,000)

Accumulated deficit-end of period	$(27,841,000)	$(27,841,000)	$(19,625,000)

Earnings per share:
Basic and diluted		$(0.02)	$(0.03)

Weighted average shares outstanding:
Basic and diluted		97,347,274	77,306,716

See the accompanying notes to condensed consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

Condensed Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2006 and 2005

(unaudited)

	Cumulative During Development Stage	2006	2005
Cash flows from operating activities
Net loss	$(27,841,000)	$(2,172,000)	$(2,248,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	214,000	21,000	6,000
Stock issued to pay expense	160,000	29,000	17,000
Stock compensation	3,158,000	616,000	152,000
Loss on investment in joint venture	22,000	—	—
Unsuccessful exploratory wells	3,219,000	334,000	676,000
Impairment expense	3,778,000	—	—
Gain on sale of assets	(8,000)	—	—
Interest expense—beneficial conversion feature	168,000	—	—
Increase in inventory	(82,000)	—	—
(Increase) decrease in prepaids and other current assets	(829,000)	132,000	19,000
Increase in accounts payable	3,623,000	637,000	644,000

Net cash used in operating activities	(14,418,000)	(403,000)	(734,000)

Cash flows used in investing activities
Loss on investment in joint venture	(22,000)	—	—
Additions to unproved oil and gas properties	(19,393,000)	(5,333,000)	(1,483,000)
Additions to other property	(389,000)	(6,000)	(47,000)
Sale of oil and gas property	1,108,000	—	1,100,000
(Increase) decrease in restricted cash	(250,000)	1,000,000	—

Net cash used in investing activities	(18,946,000)	(4,339,000)	(430,000)

Cash flows from financing activities
Net proceeds from the issuance of notes payable	300,000	—	—
Net proceeds from the sale of common stock	35,048,000	—	—
Net proceeds from the exercise of options	505,000	349,000	—
Net proceeds from the exercise of warrants	7,407,000	—	—
Decrease in subscriptions receivable	250,000	—	250,000

Net cash provided by financing activities	43,510,000	349,000	250,000

Effect of exchange rate changes on cash	146,000	54,000	—

Increase (decrease) in cash and cash equivalents	10,292,000	(4,339,000)	(914,000)
Cash and cash equivalents—beginning of period	—	14,631,000	11,418,000

Cash and cash equivalents—end of period	$10,292,000	$10,292,000	$10,504,000

See the accompanying notes to condensed consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

Condensed Consolidated Statement of Comprehensive Income

and Changes in Accumulated Other Comprehensive Income

Inception (February 2000) Through March 31, 2006

(unaudited)

	Three Months Ended March 31, 2006	Year Ended December 31,					Inception to December 31, 2000
		2005	2004	2003	2002	2001
Comprehensive Income

Net loss	$(2,172,000)	$(8,292,000)	$(8,004,000)	$(7,217,000)	$(2,130,000)	$(15,000)	$(11,000)
Foreign currency translation adjustment	54,000	96,000	(2,000)	—	(2,000)	—	—

Comprehensive loss	$(2,118,000)	$(8,196,000)	$(8,006,000)	$(7,217,000)	$(2,132,000)	$(15,000)	$(11,000)

Accumulated Other Comprehensive Income
Balance at inception							$—
Balance at beginning of year	$92,000	$(4,000)	$(2,000)	$(2,000)	$—	$—
Foreign currency translation adjustment	54,000	96,000	(2,000)	—	(2,000)	—	—

Ending balance	$146,000	$92,000	$(4,000)	$(2,000)	$(2,000)	$—	$—

See the accompanying notes to condensed consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Business

We were incorporated in the State of Nevada on February 4, 2000, and on January 10, 2002 we changed our name to Far East Energy Corporation. We are an independent energy company engaged in the acquisition, exploration and development of coalbed methane properties in the People’s Republic of China (PRC). We are a development stage company, and our activities have been limited to organizational activities, including developing a strategic operating plan, capital funding, hiring personnel, entering into contracts acquiring rights to explore for, develop, produce and sell oil and gas or coalbed methane (CBM), and drilling, testing and completion of exploratory wells.

Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The accompanying financial statements should be read in conjunction with our annual financial statements and notes thereto included in our 2005 Form 10-K.

In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net loss or stockholders’ equity.

Restricted Cash

We have $250,000 of restricted cash deposited in escrow to guarantee our performance under an equipment lease agreement with a vendor at March 31, 2006. We have classified the restricted cash as a non-current asset as it is designated for expenditure on our exploration efforts.

Non-cash transactions

During the three months ended March 31, 2006 and 2005, 14,405 shares and 15,000 shares, respectively, of common stock were issued as payment of consulting fees, valued at approximately $29,000 and $17,000, respectively. Additionally, during the first three months of 2005, we issued warrants valued at approximately $176,000 to an investor claiming antidilution protection provisions under an earlier private placement.

2. Share-based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)), which is a revision of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (SFAS 123), SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees, (APB 25), and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Under SFAS 123(R), the cost of employee services received in exchange for stock options granted is measured based on the grant date fair value. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. We estimated the fair value using the Black Scholes model, an option pricing model. Excess tax benefits, as defined in SFAS 123(R), are recognized as an addition to paid in capital.

We adopted SFAS 123(R) under the modified prospective method. Under this method, we began recognizing expense on January 1, 2006 on any unvested awards granted prior to the adoption date which we expect to vest over the remaining vesting period of the awards. New awards granted after the adoption date are expensed over the vesting period of the award. As stock based compensation expense is recognized based on awards ultimately expected to vest, we have reduced the expense for estimated forfeitures based on historical forfeiture rates. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.

Far East Energy Corporation 2005 Stock Incentive Plan and individual option grant agreements were affected by SFAS 123(R). Prior to January 1, 2006, we accounted for stock options awarded to our employees and members of our board of directors under APB 25 and had adopted the disclosure only provisions of SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. Under APB 25, we recognized compensation cost for stock options granted at an exercise price below the market price on the date of grant. Prior to adopting SFAS 123(R), we applied SFAS 123 as amended by SFAS 148 for our technical advisors and consultants who were granted options. Compensation cost for stock options granted to technical advisors and consultants has been recognized as the fair value of the options granted on the grant date.

Stock based compensation was $616,000 for the quarter ended March 31, 2006. The following table summarizes stock based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 and under APB 25 for employees and directors and SFAS 123 for technical advisors and consultants for the three months ended March 31, 2005, which was allocated as follows:

	Three Months Ended March 31,
	2006	2005
Compensation	$535,000	$97,000
Other consulting and professional services	1,000	29,000
General and administrative	80,000	26,000

Stock based compensation expense	616,000	152,000
Tax benefit	—	—

Stock based compensation expense, net of tax	$616,000	$152,000

We had net operating loss carryforwards for federal income tax purposes and, under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes; we have a valuation allowance equal to the total amount of the tax benefit.

The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2006 compared with the pro forma effect on net loss and loss per share for the three months ended March 31, 2005 if we had applied the fair value recognition provisions of SFAS 123 to the Company’s stock options:

	Three Months Ended March 31,
	Actual 2006	Pro Forma 2005
Net loss as reported	$(2,172,000)	$(2,248,000)
Add:
Stock-based employee compensation costs included in net loss	616,000	97,000
Deduct:
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(616,000)	(401,000)

Pro forma net loss	$(2,172,000)	$(2,552,000)

Basic and diluted loss per share:
As reported	$(0.02)	$(0.03)

Pro forma	$(0.02)	$(0.03)

We calculated the estimated volatility for the three months ended March 31, 2006 by averaging the historical daily price intervals for our common stock for the portion of the expected life that our shares were publicly traded and the historical daily price intervals of similar peer companies for the remaining period. The estimated volatility for the three months ended March 31, 2005 was estimated by using historical daily and weekly price intervals for similar peer companies. The risk-free interest rate is based on observed U.S. Treasury rates appropriate for the expected lives of the options. The expected life during the three months ended March 31, 2006 was determined based on the method provided in Staff Accounting Bulletin 107, as we do not have an adequate exercise history to determine the average life for the options with the characteristics of those granted in 2006. The expected life during the three months ended March 31, 2005 was estimated on the exercise history with the options of similar characteristics.

Compensation expense for the grant determined under SFAS 123(R) for the three months ended March 31, 2006 was calculated using the Black Scholes option pricing model with the following assumptions:

	Three Months Ended March 31
	Actual 2006	Pro Forma 2005
Dividend yield	0%	0%
Expected volatility	83%	50%
Risk-free interest rate	4.52%	3.42%
Expected life of options (in years)	6	4.3
Weighted average fair value per share at grant date	$1.21	$0.24

The following table summarizes stock option transactions during the first quarter 2006:

	For the Three Months Ended March 31, 2006
	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2006	9,786,000	$1.35
Granted	1,023,000	2.00
Forfeited	(80,000)	2.00

Outstanding, March 31, 2006	10,729,000	$1.40

Options exercisable at March 31, 2006	7,077,600	$1.22

Weighted-average grant date fair value of options granted during the period		$1.21

The weighted average remaining contractual term for the exercisable options was 4.2 years at March 31, 2006. The intrinsic value for the outstanding options was $2,498,000 and for the exercisable options was $1,995,000 at March 31, 2006.

A summary of options outstanding as of March 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.65 to $1.00	4,916,000	4.0 years	$0.66	4,276,000	$0.66
$1.01 to $2.00	5,653,000	6.2 years	$2.00	2,641,600	$2.00
$2.01 to $4.40	160,000	2.0 years	$3.23	160,000	$3.23

	10,729,000			7,077,600

As of March 31, 2006, there was $2,676,000 of total unrecognized compensation costs related to the unvested options. That cost is expected to be recognized over a weighted average period of 1.6 years.

3. Liquidity

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

4. Property and Equipment

Property and equipment includes the following:

	March 31, 2006	December 31, 2005
Unproved leasehold costs	$375,000	$375,000
Unevaluated wells costs	14,521,000	9,522,000
Furniture and equipment	383,000	377,000

	15,279,000	10,274,000
Accumulated depreciation and amortization	(208,000)	(187,000)

	$15,071,000	$10,087,000

Unevaluated well costs include our exploratory well costs pending determination of whether proved reserves have been discovered. The capitalized exploratory well costs pending determination of proved reserves were $14,521,000 at March 31, 2006. The costs at March 31, 2006 relate to wells which have been completed for less than one year but which have not been attributed proved reserves.

During the three months ended March 31, 2006, we completed drilling two slim hole vertical wells in the Yunnan Province, which we intend to utilize to locate the targeted coal seam, enhance geologic control and improve our knowledge of the local structure with the objective of enabling us to better target our horizontal drilling. We have determined that we will not develop these slim hole vertical wells further. Accordingly, we charged approximately $310,000 to exploration expense related to these wells in the first quarter of 2006 as they did not qualify for continued capitalization.

Depreciation expense for the three months ended March 31, 2006 and 2005 was approximately $21,000 and $6,000, respectively.

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

Shanxi Province Agreements

We serve as operator under the production sharing contracts to develop the Shouyang Block and Qinnan Block in the Shanxi Province. The term of the production sharing contract with CUCBM consists of a three-phase exploration period, a development period and a production period. The exploration period is divided into three phases called Phase I, Phase II and Phase III. We have completed our Phase I obligations under the Shanxi Agreements and have completed drilling the two horizontal wells in the Shouyang Block under our Phase II obligations. We completed one horizontal well in November 2005, a second well in February 2006 and began drilling operations for a third well in April 2006. These activities are described below:

• FCC-HZ01—total depth 540 meters (1,770 feet) and 2,500 meters (8,200 feet) in coal seam. In November 2005, we completed drilling the first of the two horizontal wells in the Shouyang Block. We are dewatering the well to allow for potential gas production. The gas indicated is not yet sufficient to project the production of the well.

• FCC-HZ02—total depth 640 meters (2,100 feet) and 2,700 meters (8,850 feet) in coal seam. In December 2005, we spudded the second horizontal well in the Shouyang Block. We completed drilling the FCC-HZ02 well in February 2006, and we are dewatering the well to allow for potential gas production.

• FCC-HZ03—We began drilling operations for our third horizontal well in the Shouyang Block in April 2006 with a target in the No. 15 coal seam located in close proximity to the FCC-HZ01 well. Although this well was begun during Phase II of the exploration phase, this well will be applied to our requirements for Phase III, if we elect to enter Phase III.

Upon the completion of the second horizontal well, we may elect to commit to Phase III. If we elect to commit to Phase III in the Shanxi Province, we will be required to drill one horizontal well, as to which we have committed to attempt to drill 4,000 meters in coal seam. Phase III terminates on July 1, 2007. Our total work commitment in Phases II and III, if we elect to commit to Phase III, will consist of a total of 12,000 meters of horizontal drilling in coal seam for the three wells combined. If we do not reach 12,000 meters of horizontal drilling in the coal seam, we will be required to drill additional wells to achieve the 12,000 meters or to seek an amendment to the agreements.

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

In addition to the wells we must drill, we are required to make other expenditures over the term of the production sharing contracts, including, (1) CUCBM assistance fees totaling $100,000 each per year during the exploration period and $240,000 per year during the development and production periods; (2) training fees for Chinese personnel working on the projects for $120,000 per year during the exploration period and $300,000 per year during the development and production periods. During 2005, we did not make the required expenditure of $120,000, and we have carried forward a commitment of $68,000 in 2006; (3) signature fees totaling $300,000 which will be due within 30 days after first approval of the overall development plan following the exploration period; (4) reimbursement of CUCBM for government-imposed fees for CBM exploration rights (estimated to be $270,000 for the twelve months ending December 2006 and in proportion to our participating interest in the development and production periods); and (5) salary and benefits paid to CUCBM professionals, which are expected to be $11,200 per month through December 2006. The allocation of salary and benefits for CUCBM professionals during the development and production periods shall be determined by CUCBM and us through consultation.

Production Sharing Contract for Yunnan Province

We serve as operator under the production sharing contract to develop the Enhong and Laochang areas in Yunnan Province. The term of the production sharing contract with CUCBM consists of a two-phase exploration period, a development period and a production period. We completed our Phase I obligations, which required us to drill and complete three wells on the project, perform a hydraulic fracture and test of one of these three wells and drill two slim hole vertical wells. We are currently in Phase II of the exploration period, which requires that we drill one horizontal well with a minimum of two laterals by July 1, 2007 to satisfy the original requirement of eight pilot development wells on the Enhong and Laochang areas. Testing of two slim hole vertical wells is completed, and we plan to utilize the results of those tests to locate the targeted coal seam, enhance geologic control and improve our knowledge of the local structure with the objective of enabling us to better target our horizontal drilling.

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

In addition to the wells we must drill, we are required to make other expenditures over the term of the production sharing contract, including, (1) CUCBM assistance fees and training fees for Chinese personnel costs $45,000 each per year during the exploration phase and $80,000 each per year during the development and production phase; (2) reimbursement of CUCBM for government-imposed fees for CBM exploration rights (estimated to be $70,000 for the 2006 year, and in proportion to our participating interest in the development and production periods); and (3) salary and benefits paid to CUCBM professionals, which are currently $15,800 per month. The allocation of salary and benefits for CUCBM professionals during the development and production period shall be determined by CUCBM and us through consultation.

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

6. Stockholders’ Equity

	Common Stock		Additional Paid in Capital	Number of Warrants Outstanding	Number of Options Outstanding
	Number of Shares	Par Value
Balance, January 1, 2006	97,147,222	$97,000	$47,119,000	11,862,601	9,786,000
Shares issued to compensate consultant	14,405	—	29,000	—	—
Exercise of warrants	357,982	1,000	348,000	(365,886)	—
Forfeiture	—	—	—	—	(80,000)
Issuance of options	—	—	—	—	1,023,000

Balance, March 31, 2006	97,519,609	$98,000	$47,496,000	11,496,715	10,729,000

Issuances of Common Stock

We issued 5,000 shares of our common stock in January 2006 and February 2006 and 4,405 shares of our common stock in March 2006 under a contract for investor relations and consulting services for a total of 14,405 shares for the first quarter of 2006. We value the services at the price of the stock on the last trading day of the month they were awarded. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act.

Resale Restrictions

On March 31, 2006, we had 97,519,609 shares of common stock outstanding, of which 48,356,914 or 49.6% were subject to resale restrictions.

Stock Incentive Plan

The Far East Energy Corporation 2005 Stock Incentive Plan, or the Plan, permits the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, consultants and members of the board of directors. The plan provides that the maximum number of shares of our common stock with respect to which awards may be granted is 3,500,000 shares, subject to adjustment in accordance with the provisions of the Plan.

Warrants Outstanding

The exercise price for warrants outstanding at March 31, 2006 is as follows:

Exercise Price Range	Number of Common Shares Represented by Warrants
$0.65 - $1.00	309,710
$1.01 - $1.50	674,942
$1.51 - $2.00	—
$2.01 and higher	10,512,063

11,496,715

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2005 and the financial statements and related notes in this report.

Forward-looking Information

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21B of the Exchange Act. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions described in this report.

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

When you consider these forward-looking statements, you should keep in mind these factors, the risk factors set forth in our annual report on Form10-K for the year ended December 31, 2005 under “Item 1A. Risk Factors” and in other filings with the Securities and Exchange Commission and the other cautionary statements in this report. Our forward-looking statements speak only as of the date made. All subsequent oral and written forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.

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

Our operations concentrate on CBM exploration and development in the Shanxi Province in Northern China and in the Yunnan Province in Southern China. During the first quarter of 2006, we continued to perform production testing on the two horizontal wells drilled in the Shanxi Province, spudded the third horizontal well in the Shanxi Province and completed two slim hole vertical wells in the Yunnan Province. We incurred exploration and development costs of approximately $5.2 million in the Shanxi Province and approximately $0.3 million in the Yunnan Province during the quarter ended March 31, 2006. We are currently dewatering our first two horizontal wells in the Shanxi Province to allow for potential gas production. Additionally, in April 2006, we began drilling operations for our third horizontal well (FCC HZ03) in the Shouyang Block of our Shanxi Province project in close proximity to our first horizontal well in the Shouyang Block (FCC HZ01). Although we believe the results of our exploration activities in the Yunnan and Shanxi Provinces have been favorable, we will need to complete several more wells to achieve commercial viability in these provinces, which will require significant capital expenditures. No gas pipeline, liquefied natural gas plant, or other off-take candidate currently exists to transport CBM from our properties in the Yunnan Province, and it is not likely that any such facilities will be built until favorable results are obtained from several more wells. No liquefied natural gas plant, or other offtake candidate currently exists near our Shanxi Province projects, and pipelines must also be built on those projects to connect to larger existing pipelines in the area of our projects to transport any CBM that may be produced from those projects. Actual production may vary materially from preliminary test results. Actual sustainable production from the wells may be at recovery rates and gas quality materially worse than our first indications.

On March 15, 2005, our board of directors, upon the recommendation of management, approved the adoption of a restructuring plan authorizing us (upon satisfaction of certain conditions) to transfer to Far East Energy (Bermuda), Ltd., (FEEB), our wholly-owned subsidiary organized under the laws of Bermuda, all or substantially all of our assets relating to our operations in the PRC, and on May 27, 2005, our stockholders approved the restructuring plan. After consummation of the restructuring plan, we are not expected to own a significant amount of assets other than the outstanding capital stock of our subsidiaries, including FEEB, and cash and cash equivalents. The implementation of the restructuring plan will have no effect on the presentation of our consolidated financial statements. We will continue to report our financial operations and condition on a consolidated basis. The implementation of the restructuring plan is subject to a number of conditions, including the receipt of all material consents and approvals of governmental authorities and other third parties. We currently anticipate that, assuming our satisfaction of the conditions to the restructuring plan, the restructuring can be accomplished during the second quarter of 2006. There can be no assurances that the conditions to the restructuring plan will be satisfied and that the board of directors will determine to transfer the assets pursuant to the restructuring plan. The board of directors may, in its discretion, terminate the restructuring plan at any time prior to its consummation.

We have not recognized any revenues from our operations and do not anticipate recognizing significant revenues prior to late 2006. We incurred a net loss of approximately $2.2 million for the quarter ended March 31, 2006, and we expect to incur losses and negative cash flows for the foreseeable future. As we are a development stage company concentrating on exploration and development of CBM, our expenditures primarily consist of geological and engineering services, exploration costs and travel expenses between our headquarters and China. Our expenses also consist of consulting and professional services (including fund raising expenses), compensation, legal and accounting and general and administrative expenses which we incurred in order to address necessary organizational activities.

Based on funds currently available to us and escrowed funds that we expect will become available to us during 2006, management believes that we can fund our operations and minimum contractual exploration and development activities in China through 2006. During 2006, we estimate total capital expenditures in China will be approximately $10.1 million and our total operating expenditures will be $6.4 million. We will also require resources to fund significant capital expenditures for exploration and development activities and to fund operating expenses in future periods. As we do not have a source of revenue, we will require additional financing in order to continue our exploration and development in China and sustain our operating losses. We intend to finance our operations by various methods, which might include issuing equity securities, the continued exercise of warrants issued to investors in conjunction with the previously completed private offerings, and entering into farmout agreements and other arrangements with strategic partners, among other alternatives. If we fail to raise the necessary funds to complete our exploration activities, and we cannot obtain extensions to the requirements under our production sharing contracts, we would not be able to successfully complete our exploration activities, and we may lose rights under our production sharing contracts.

Results of Operations

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2005 and with the financial statements and notes thereto included in this report. Comparisons made between reporting periods herein are for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

	Three Months Ended March 31,		Percent change
	2006	2005
Geologic and engineering services	$64,000	$6,000	967%
Exploration costs	334,000	704,000	-53%
Other consulting and professional services	253,000	283,000	-11%
Compensation	930,000	432,000	115%
Travel	114,000	104,000	10%
Legal and accounting	205,000	537,000	-62%
General and administrative	383,000	211,000	82%

Total	$2,283,000	$2,277,000	0%

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Geologic and engineering services increased as a result of increased activity in our China operations.

Exploration costs for the three month period ended March 31, 2006 consist of the expense to drill the two slim hole vertical wells in the Yunnan Province, which we intend to utilize to locate the targeted coal seam, enhance geologic control and improve our knowledge of the local structure with the objective of enabling us to better target our horizontal drilling. We have determined that we will not develop these slim hole vertical wells further. Accordingly, we charged approximately $310,000 to exploration expense related to these wells in the first three months of 2006. During the quarter ended March 31, 2005, we expensed the drilling costs related to two slim hole wells and one vertical well in the Yunnan Province, approximately $704,000.

Compensation increased primarily due to the adoption of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)), which requires that we measure the compensation expense for options awarded at the grant date and recognize the expense over the period that the compensation is earned. Prior to our adoption of SFAS 123(R), we accounted for our options awarded to employees and members of our board of directors under APB 25, Accounting for Stock Issued to Employees, and recognized expense to the extent that the exercise price of the option was less than the market price on the date of grant. To a lesser extent, the compensation increase was due to an increase in permanent employees, including the additional expense of hiring an expatriate manager for our China office. Additionally, approximately 10% was due to salary increases, which became effective on January 1, 2006.

Legal and accounting expenses have decreased in the first quarter of 2006 compared to the first quarter of 2005 as a result of reduction in the legal fees related to our corporate restructuring, which was approved by our board of directors and stockholders in 2005 and is expected to be completed in the second quarter of 2006. These reductions have been partially offset by the increase in the first quarter of 2006 in legal fees related to contracts for our drilling activity in China.

General and administrative expense increased primarily due to the adoption of SFAS 123(R) to record options granted to our board of directors. To a less extent, the increase is due to an increase in office rent expense in the Houston and Beijing offices, the addition of our Taiyuan City office, increased depreciation for office equipment and increased communications charges between our Houston and Beijing offices due to the increased operations activity.

Interest income increased as a result of the increased cash balances bearing interest

Capital Resources and Liquidity

We have no source of revenue or cash flow from operations and our primary sources of cash flow has been cash proceeds from private placements of our common stock and warrants in the third and fourth quarters of 2005 and the return of the $1,000,000 held in escrow related to the Shanxi Province farm out agreements. Our principal requirements for cash are exploration and development of our CBM properties in China. Based on funds currently available to us and escrowed funds that we expect will become available to us during 2006, we believe that we have adequate cash resources to fund our operations and minimum contractual exploration and development activities in China through 2006. However, to continue to operate and explore and develop our projects in China, we will need to raise additional funds before the first quarter of 2007. We may choose to raise funds in 2006 to accelerate our drilling plans in China.

Cash flow

As of March 31, 2006, our cash and cash equivalents were $10,292,000, excluding the $250,000 of restricted cash held in escrow pursuant a vendor agreement. Cash and cash equivalents excluding the $1,250,000 of restricted cash was $14,631,000 as of December 31, 2005.

Cash used in operating activities for the three months ended March 31, 2006 was $403,000 as compared to cash used in operating activities for the same period of 2005 of $734,000. This reduction is primarily due to the overall reduction in our expenses during the three months ended March 31, 2006.

Cash used in investing activities increased to $4,339,000 for the three months ended March 31, 2006 as compared to $430,000 for the same period in 2005. This increase is primarily attributable to the approximately $5.3 million of cash used for additions to our unproved oil and gas properties during the first three months of 2006 compared to $1,483,000 used for the three months ended March 31, 2005. The increase in cash used for unproved oil and gas properties is partially offset in the first quarter of 2006 by the receipt of $1.0 million of cash from the termination of the escrow agreement for the Shanxi Province project. The increase in cash used for additions to our unproved oil and gas properties was a result of the completion of drilling the second horizontal well in the Shanxi Province, the dewatering to allow for potential gas production from the two horizontal wells in the Shanxi Province and costs to drill two slim hole vertical wells in the Yunnan province.

Cash provided by financing transactions was $349,000 for the three months ended March 31, 2006 as compared to $250,000 for the same period in 2005. During the first three months of 2006, warrants sold in previous offerings were exercised. In 2005, we collected $250,000 of stock subscriptions receivable related to a stock placement in December 2004.

Capital Resources and Requirements

We have $250,000 deposited in an escrow account with a vendor related to the Shanxi Province wells. We expect to receive the escrowed amount in the second quarter of 2006.

Our board of directors has the authority, without further action by the stockholders, to issue up to 500.0 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500.0 million shares of common stock authorized under our charter documents, of which 97.5 million shares was issued and outstanding as of March 31, 2006. The issuance of preferred stock could have the effect of restricting dividends on the common stock or delaying or preventing our change in control without further action by the stockholders. While we have no present plans to issue any shares of preferred stock, we may need to do so in the future in connection with capital raising transactions. In addition, we may issue additional shares of common stock in connection with fundraising activities. The issuance of additional common stock would also have a dilutive impact on our stockholders’ ownership interest in our company.

The exploration and development of coal bed methane gas reserves requires substantial capital expenditures. In order to reduce our investment in a particular project, we may form joint ventures and seek joint venture partners to share the costs. We incurred $5.5 million of costs related to the exploration and development during the quarter ended March 31, 2006. We anticipate that cash expenditures for planned 2006 exploration and development activities would include:

•	Shanxi Province Phase II. We completed drilling the first of two horizontal wells in November 2005, and we are currently production testing. We completed drilling the second horizontal well in February 2006, and we are production testing this well. We began drilling operations for the third horizontal well in April 2006. We expect to incur capital expenditures associated with these Phase II obligations of approximately $15.4 million, of which we have incurred $12.9 million through March 31, 2006.

•	Yunnan Province Phase II. We elected to continue to Phase II, and our obligations will require us to drill at least one additional horizontal well with a minimum of two laterals. Our Phase II obligations are required to be completed by July 1, 2007. We completed drilling two slim hole vertical wells in the quarter ended March 31, 2006 for a total cost of approximately $310,000 to provide data we plan to utilize to locate the targeted coal seam, enhance geologic control, and improve our knowledge of the local structure, with the objective of enabling us to better target our horizontal drilling. We plan to drill the first horizontal well to satisfy the commitment in Phase II by July 1, 2007. We plan to begin drilling operations in the fourth quarter of 2006, and we expect to incur capital costs associated with these Phase II obligations of approximately $2.5 million.

•	Consulting Expenditures for Phase II for Shanxi and Yunnan Provinces. We have engaged consultants to assist with the horizontal wells to be drilled in the Shanxi Province and in the Yunnan Province. We have incurred consulting costs related to the drilling of these wells of approximately $1.3 million through March 31, 2006.

If our operating requirements differ materially from those currently planned, we may require more financing than currently anticipated.

We will also require resources to fund significant capital expenditures for exploration and development activities and to fund operating expenses in future periods. We do not anticipate recognizing significant revenues prior to late 2006. CBM projects traditionally require multiple wells to properly dewater the coal and generate predictable volumes of gas. It is not yet possible to predict volumes so decisions about marketing the CBM cannot yet be made. To generate revenue in China prior to the point at which production reaches pipeline quantities, we may elect to install compressors and produce compressed natural gas (CNG), which could be sold to local communities. We estimate that this alternative would cost approximately $650,000 for each compressor facility which is capable of processing 2,000 Mcf per day. We could also elect to construct LNG facilities on our properties. We estimate that a 100-ton per day LNG facility, which would liquefy approximately five million cubic feet of gas per day, would cost approximately $10 to $15 million to construct. We estimate that a 1,000-ton per day facility capable of liquefying 50 million cubic feet of gas per day would cost approximately $75 million with construction time close to two years. However, we believe it is possible that an LNG concern attracted by our CBM prospects, may decide to construct such facilities near our properties at their own cost. We may construct pipelines to move CBM from our fields to either municipalities or other pipelines. We estimate the cost to construct a pipeline in the Yunnan Province and Shanxi Province will total approximately $102 million. If CUCBM elects a 30% working interest in Shanxi and 40% working interest in Yunnan our net cost would be approximately $62 million. We are delaying any decisions regarding the construction of LNG facilities or pipelines until such time as significant CBM volumes are achieved. We believe this delay may allow us to avoid construction costs to the extent other strategic partners have constructed, are constructing or are planning to construct, such facilities.

We do not currently have the funds to complete our current and proposed business operation in China. To develop our projects in China over the long term, we need to obtain project funding to satisfy significant expenditures for exploration and development of those projects, if they are successful. We intend to obtain the funds for our planned exploration and development activities by various methods, which might include the issuance of equity securities, continued exercise of warrants issued to investors in conjunction with the recently completed private offerings, obtaining farmout partners and the potential sale of property interests among other alternatives. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all. If our operating requirements vary materially from those currently planned, we may require more financing than currently anticipated. Borrowing money may involve pledging some or all or our assets. Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing stockholders. If we fail to raise the necessary fund to complete our exploration activities and we cannot obtain extensions to the requirements under our production sharing contracts, we would not be able to successfully complete our exploration activities and we may lose rights under our production sharing contracts.

Contractual Obligations

Our contractual obligations under non-cancelable agreements at March 31, 2006, increased approximately $500,000 due to the contractual obligations with a vendor on the third Shanxi horizontal well which was spudded on April 1, 2006. The following table updates our contractual obligations presented in our annual report on Form 10-K for the year ended December 31, 2005:

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations(1)	247,000	218,000	29,000	—	—
Purchase Obligations(2)	1,295,000	1,105,000	190,000	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	—	—	—	—	—

Totals	$1,542,000	$1,323,000	$219,000	$—	$—

(1)	We enter into operating leases in the normal course of business primarily for our office space and equipment.
(2)	We include in purchase obligations contractual agreements to purchase goods and services that are legally enforceable and that specify all significant terms, including fixed or minimum quantities, fixed, minimum or variable price provisions and the approximate timing of the transaction. We have included our obligations under the production sharing contracts for the Yunnan Province and Shanxi Province projects for which the amounts were specified in the contracts. We have elected to enter Phase II for each of these projects and have included contractual expenses through Phase II. Phase II for Shanxi is required to be completed by June 30, 2006, and Phase II for Yunnan is required to be completed by July1, 2007. We did not include the drilling and completion costs required under the production sharing contract as those amounts are not specified in the contract, but are performance requirements. However, we included minimum purchase commitments to our vendors under contracts to provide services for drilling and completion of wells of approximately $532,100. We will be required to pay our vendors these amounts whether the wells are completed or not. These costs are also included in our estimate of the drilling and completion costs as described under Capital Resources and Requirements above.

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

Impairment of unproved leasehold costs. Unproved leasehold costs are capitalized and are reviewed periodically for impairment. Costs related to impaired prospects drilling are charged to expense. The estimated fair value of unproved leasehold costs includes the present value of probable reserves discounted at rates commensurate with the risks involved in each classification of reserve. Our assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impacts the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future, as it may not be economic to develop some of these unproved properties. As of March 31, 2006, we had total unproved oil and gas property costs of approximately $14.8 million consisting of undeveloped leasehold costs of approximately $0.3 million in China and unevaluated exploratory drilling costs of $14.5million incurred in China.

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

We have drilled seven wells in the Yunnan Province, and two horizontal exploratory wells in the Shanxi Province. Phillips drilled three wells in the Shanxi Province, which we acquired through our farmout agreements with Phillips. We will be required to plug and abandon those wells and restore the well site upon completion of their production. We have not evaluated all the prospective coal seams in these wells and sufficient testing on the wells has not been completed to determine the lives of these wells. Therefore we have insufficient information to determine the timing of the obligations related to plugging, abandoning and restoring the site and cannot determine the present value of the obligation. Due to the small number of wells, we do not believe the obligation is material, and we will recognize the liability when a reasonable estimate of fair value can be made. Therefore, there is no provision in the accompanying consolidated financial statements.

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

Stock Based Compensation. On January 2, 1006, we adopted SFAS 123 to account for stock options granted to our employees and members of our board of directors. We determine the fair value of the options awarded using the Black Scholes option pricing model. We determine the expected lives based upon historical exercise rates, or if the options awarded have characteristics that are dissimilar to our historical information, we utilize the expected life calculation provided for under Staff Accounting Bulletin 107 for “plain vanilla” options as defined in the Staff Accounting Bulletin. We estimate volatility using the historical daily price intervals for our common stock, unless the expected life exceeds our available historical information. We then use an average of our historical volatility and volatility estimated for similar peer companies for the remaining period. We estimate forfeiture rates using appropriate historical information and analyze our forfeiture rates quarterly to determine if any revisions are necessary. Our graded vesting options are accounted for under the straight-line attribution method.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. dollar, we conduct business in Chinese Yuan and therefore are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. We do not expect to generate significant revenue from activities in China prior to late 2006. In recent years, the Chinese government has fixed the exchange rate between U.S. dollars and Chinese Yuan, and, consequently, we have experienced no fluctuations in the value of goods and services we purchase in China because of currency exchange.

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

In connection with the evaluation described above, we identified no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” is our annual report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition, or future results. The risks described in our annual report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and /or operating results. There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2006, we issued 4,405 shares of our common stock to a consultant in consideration for investor relations and consulting services. We value the services at the price of the stock on the last trading day of the month the common shares were awarded. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act upon the exemption provided in Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On April 28, 2006, the Company announced that its 2006 Annual Meeting of Stockholders (the Annual Meeting) had been rescheduled to be held on September 26, 2006. In conjunction with the new meeting date, the Board of Directors established August 7, 2006, as the record date for determining stockholders of record entitled to notice of, and to vote at, the Annual Meeting. In order for stockholder proposals which are submitted pursuant to Rule 14a-8 of the Exchange Act to be considered by the Company for inclusion in the Company’s proxy materials for the 2006 Annual Meeting of Stockholders, they must be received by the Secretary of the Company at the Company’s executive offices no later than the close of business on June 5, 2006.

In accordance with the provisions of the Company’s Amended and Restated Bylaws, in the event a stockholder intends to present a proposal at the Annual Meeting, the stockholder must give the Secretary of the Company written notice, at the Company’s principal executive offices, of the intent to present such proposal no earlier than the close of business on the 120th day prior to the Annual Meeting, or May 29, 2006, and not later than the close of business on the the 90th day prior to the Annual Meeting, or June 28, 2006.

ITEM 6. EXHIBITS

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 22 of this Form 10-Q, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Far East Energy Corporation

/s/ Michael R. McElwrath
Michael R. McElwrath
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Bruce N. Huff
Bruce N. Huff
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 10, 2006

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 17, 2005, and incorporated herein by reference).

4.1	Articles of Incorporation of the Company, as amended (included as Exhibit 3.1).

4.2	Amended and Restated Bylaws of the Company (included as Exhibit 3.2).

4.3	Specimen stock certificate (filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.1*	Amended and Restated Employment Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.2*	Amended and Restated Employment Agreement, dated December 23, 2004, by and between the Company and Bruce N. Huff (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.3*	Employment Agreement, dated February 1, 2004, by and between the Company and Garry R. Ward (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.4*	Employment Agreement, dated November 1, 2003, by and between the Company and Zhendong “Alex” Yang (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.5*	Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.6*	Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Michael R. MeElwrath (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.7*	Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Bruce N. Huff (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.8*	Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.9*	Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Bruce N. Huff (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.10*	Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Garry Ward (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.11*	Stock Option Agreement, dated May 18, 2004 by and between the Company and Donald Juckett (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.12*	Stock Option Agreement, dated June 18, 2004 by and between the Company and Randall D. Keys (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

Exhibit Number	Description
10.13*	Stock Option Agreement, dated May 24, 2004 by and between the Company and John C. Mihm. (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.14*	Stock Option Agreement, dated February 24, 2004 by and between the Company and Thomas Williams (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.15*	Stock Option Agreement, dated February 1, 2004 by and between the Company and Garry Ward (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.16*	Stock Option Agreement, dated December 1, 2003 by and between the Company and Zhendong “Alex” Yang (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.17	Production Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People’s Republic of China, dated January 25, 2002, by and between China United Coalbed Methane Corp. Ltd. and the Company (filed as Exhibit 2(i) to the Company’s Current Report on Form 8-K filed on February 11, 2002, and incorporated herein by reference).

10.18	Modification Agreement for Product Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People’s Republic of China, dated October 20, 2005, between China United Coalbed Methane Corporation Ltd. and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2005, and incorporated herein by reference).

10.19	Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Quinnan Area in Shanxi Province, Qinshui Basin, the People’s Republic of China, dated April 16, 2002, by and between China United Coalbed Methane Corporation Ltd. and Phillips China Inc. (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.20	Application for the Extension of Phase Two of the Exploration Period under the Qinnan PSC, dated December 2, 2005, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed March 14, 2006, and incorporated herein by reference).

10.21	Application for the Extension of Phase Two of the Exploration Period under the Qinnan PSC, dated March 16, 2006, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference).

10.22	Approval Certificate from the Ministry of Foreign Trade and Economic Cooperation dated December 30, 2002 (filed as Exhibit 2(i) to the Company’s Current Report on Form 8-K filed on January 13, 2003, and incorporated herein by reference).

10.23	Memorandum of Understanding, dated March 18, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.1 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.24	Farmout Agreement—Qinnan PSC, dated June 17, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.2 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.25	First Amendment to Farmout Agreement—Qinnan PSC, dated December 15, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.26	Second Amendment to Farmout Agreement—Qinnan PSC, dated December 17, 2004, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.27	Third Amendment to Farmout Agreement—Qinnan PSC, dated December 19, 2005, by and between ConocoPhillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005, and incorporated herein by reference).

10.28	Assignment Agreement—Qinnan PSC, dated June 17, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.4 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

Exhibit Number	Description
10.29	Farmout Agreement—Shouyang PSC, dated June 17, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.3 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.30	First Amendment to Farmout Agreement—Shouyang PSC, dated December 15, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.31	Second Amendment to Farmout Agreement—Shouyang PSC, dated December 17, 2004, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.32	Third Amendment to Farmout Agreement—Shouyang PSC, dated December 19, 2005, by and between ConocoPhillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2005, and incorporated herein by reference).

10.33	Assignment Agreement—Shouyang PSC, dated June 17, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.5 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.34	Settlement Agreement, dated December 31, 2004, by and between Jawaharlal Gondi, The Arthi Trust and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2005, and incorporated herein by reference).

10.35	Stock Subscription Agreement, dated December 21, 2004, by and between Sofaer Capital Global Fund, Sofaer Capital Asian Fund, Restructuring Investors Limited, Persistency, and Passlake Limited, Tim Whyte and the Company (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.36	Registration Rights Agreement, dated December 21, 2004, by and among Sofaer Capital Global Fund, Sofaer Capital Asian Fund, Restructuring Investors Limited, Persistency and the Company (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.37	Registration Rights Agreement, dated December 31, 2004, by and among Bathgate Capital Partners LLC and the Company (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.38	Registration Rights Agreement, dated December 1, 2004, by and among RAB Europe Fund Ltd., RAB Special Situations, L.P., Royter & Co., James Palmer and the Company (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.39	Purchase and Sale Agreement, dated February 2, 2005, by and between Newark Valley Oil & Gas, Inc., a wholly-owned subsidiary of the Company, and Zier & Associates, Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2005, and incorporated herein by reference).

10.40	Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Shouyang Area in Shanxi Province, Qinshui Basin, the People’s Republic of China, dated April 16, 2002, by and between China United Coalbed Methane Corporation Ltd. and Phillips China Inc. (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.41	Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated December 2, 2005, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.46 to Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on March 14, 2006, and incorporated herein by a reference).

10.42	Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated March 16, 2006, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference).

10.43	Agreement and Plan of Restructuring, dated May 11, 2005, by and between Far East Energy Corporation and Far East Energy (Bermuda), Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2005, and incorporated herein by reference).

10.44*	Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2005, and incorporated herein by reference).

Exhibit Number	Description
10.45*	Form of Non-Qualified Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 2, 2005, and incorporated herein by reference).

10.46*	Form of Incentive Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 2, 2005, and incorporated by reference).

10.47	Registration Rights Agreement, dated September 20, 2005, by and among Morgan Keegan & Company, Inc. and the Company (filed as Exhibit 10.47 to the Company’s Registration Statement on Form S-2 (File No. 333-129309) filed on October 28, 2005, and incorporated herein by reference).

10.48	Registration Rights Agreement, dated October 6, 2005, by and among Sofaer Capital Global Fund, Sofaer Capital Asian Fund, Restructuring Investors Limited, Persistency, Passlake Limited and the Company (filed as Exhibit 10.48 to the Company’s Registration Statement on Form S-2 (File No.333-129309) filed on October 28, 2005, and incorporated herein by reference).

10.49*	Employment Agreement dated October 29, 2005, by and between the Company and Jeffrey R. Brown (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2005, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350.

32.2	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350.

*	Management contract or compensatory plan arrangement.