Form 10-Q
period 2006-06-30
FAR EAST ENERGY CORP
filed 2006-08-08
CIK 1124024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Common Stock, par value $.001 per share. Shares outstanding on July 31, 2006: 104,620,053

FAR EAST ENERGY CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

Condensed Consolidated Balance Sheet

	June 30, 2006 (unaudited)	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$5,018,000	$14,631,000
Inventory	—	82,000
Other current assets	174,000	961,000

Total current assets	5,192,000	15,674,000

Restricted cash	64,000	1,250,000
Property and equipment, net	19,098,000	10,087,000

Total assets	$24,354,000	$27,011,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$2,320,000	$2,830,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 500,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 97,712,831 and 97,147,222 issued and outstanding, respectively	98,000	97,000
Additional paid in capital	47,993,000	47,119,000
Additional paid in capital-outstanding stock options	3,540,000	2,542,000
Deficit accumulated during the development stage	(29,807,000)	(25,669,000)
Accumulated other comprehensive income	210,000	92,000

Total stockholders’ equity	22,034,000	24,181,000

Total liabilities and stockholders’ equity	$24,354,000	$27,011,000

See accompanying notes to condensed consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

Condensed Consolidated Statement of Operations

For the Six Months and Three Months Ended June 30, 2006 and 2005

(unaudited)

	Cumulative During Development Stage	Six Months Ended June 30,		Three Months Ended June 30,
		2006	2005	2006	2005
Revenues	$—	$—	$—	$—	$—

Expenses:
Geologic and engineering services	1,405,000	142,000	26,000	78,000	20,000
Exploration costs	3,481,000	513,000	1,712,000	179,000	1,008,000
Impairment loss	3,778,000	—	—	—	—
Other consulting and professional services	3,039,000	539,000	585,000	286,000	302,000
Compensation	8,048,000	1,805,000	867,000	875,000	435,000
Travel	2,217,000	239,000	230,000	125,000	126,000
Legal and accounting	3,830,000	414,000	921,000	209,000	384,000
General and administrative	4,204,000	656,000	494,000	273,000	283,000
Other expense	103,000	—	—	—	—

Total expenses	30,105,000	4,308,000	4,835,000	2,025,000	2,558,000

Other Expenses (Income):
Interest expense	177,000	—	3,000	—	2,000
Interest income	(516,000)	(187,000)	(84,000)	(64,000)	(54,000)
Gain on sale of assets	(8,000)	—	(8,000)	—	(8,000)
Foreign currency exchange loss	49,000	17,000	—	5,000	—

Total other income	(298,000)	(170,000)	(89,000)	(59,000)	(60,000)

Loss before income taxes	(29,807,000)	(4,138,000)	(4,746,000)	(1,966,000)	(2,498,000)
Income taxes	—	—	—	—	—

Net loss	(29,807,000)	(4,138,000)	(4,746,000)	(1,966,000)	(2,498,000)
Accumulated deficit-beginning of period		(25,669,000)	(17,377,000)	(27,841,000)	(19,625,000)

Accumulated deficit-end of period	$(29,807,000)	$(29,807,000)	$(22,123,000)	$(29,807,000)	$(22,123,000)

Earnings per share:
Basic and diluted		$(0.04)	$(0.06)	$(0.02)	$(0.03)

Weighted average shares outstanding:
Basic and diluted		97,475,707	77,378,736	97,602,730	77,449,965

See the accompanying notes to condensed consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

Condensed Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2006 and 2005

(unaudited)

	Cumulative During Development Stage	2006	2005
Cash flows from operating activities
Net loss	$(29,807,000)	$(4,138,000)	$(4,746,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	235,000	42,000	23,000
Stock issued to pay expense	188,000	57,000	32,000
Stock compensation	3,540,000	998,000	272,000
Loss on investment in joint venture	22,000	—	—
Unsuccessful exploratory wells	3,368,000	483,000	1,657,000
Impairment expense	3,778,000	—	—
Gain on sale of assets	(8,000)	—	(8,000)
Interest expense—beneficial conversion feature	168,000	—	—
Decrease in inventory	—	82,000	—
(Increase) decrease in prepaids and other current assets	(174,000)	787,000	(106,000)
(Decrease) increase in accounts payable	2,510,000	(476,000)	607,000
Other, net	29,000	29,000	—

Net cash used in operating activities	(16,151,000)	(2,136,000)	(2,269,000)

Cash flows used in investing activities
Loss on investment in joint venture	(22,000)	—	—
Additions to unproved oil and gas properties	(23,613,000)	(9,553,000)	(2,895,000)
Additions to other property	(395,000)	(12,000)	(158,000)
Sale of oil and gas property	1,108,000	—	1,108,000
(Increase) decrease in restricted cash	(64,000)	1,186,000	(441,000)

Net cash used in investing activities	(22,986,000)	(8,379,000)	(2,386,000)

Cash flows from financing activities
Net proceeds from the issuance of notes payable	300,000	—	—
Net proceeds from the sale of common stock	35,048,000	—	—
Net proceeds from the exercise of options	156,000	—	—
Net proceeds from the exercise of warrants	8,191,000	784,000	—
Decrease in subscriptions receivable	250,000	—	250,000

Net cash provided by financing activities	43,945,000	784,000	250,000

Effect of exchange rate changes on cash	210,000	118,000	—

Increase (decrease) in cash and cash equivalents	5,018,000	(9,613,000)	(4,405,000)
Cash and cash equivalents—beginning of period	—	14,631,000	11,418,000

Cash and cash equivalents—end of period	$5,018,000	$5,018,000	$7,013,000

See the accompanying notes to condensed consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

Condensed Consolidated Statement of Comprehensive Income

and Changes in Accumulated Other Comprehensive Income

Inception (February 2000) Through June 30, 2006

(unaudited)

	Six Months Ended June 30, 2006	Year Ended December 31,					Inception to December 31, 2000
		2005	2004	2003	2002	2001
Comprehensive Income

Net loss	$(4,138,000)	$(8,292,000)	$(8,004,000)	$(7,217,000)	$(2,130,000)	$(15,000)	$(11,000)
Foreign currency translation adjustment	118,000	96,000	(2,000)	—	(2,000)	—	—

Comprehensive loss	$(4,020,000)	$(8,196,000)	$(8,006,000)	$(7,217,000)	$(2,132,000)	$(15,000)	$(11,000)

Accumulated Other Comprehensive Income
Balance at inception							$—
Balance at beginning of year	$92,000	$(4,000)	$(2,000)	$(2,000)	$—	$—
Foreign currency translation adjustment	118,000	96,000	(2,000)	—	(2,000)	—	—

Ending balance	$210,000	$92,000	$(4,000)	$(2,000)	$(2,000)	$—	$—

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The accompanying financial statements should be read in conjunction with our annual financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2005.

In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net loss or stockholders’ equity.

Restricted Cash

We had $64,000 of restricted cash deposited in escrow to guarantee our performance under an equipment lease agreement with a vendor at June 30, 2006. We have classified the restricted cash as a non-current asset as it is designated for expenditure on our exploration efforts.

Non-cash transactions

During the six months ended June 30, 2006, 29,259 shares of common stock were issued as payment of consulting fees, valued at approximately $57,000. Additionally, we issued warrants valued at approximately $34,000 to placement agents in settlement of commissions earned on a private placement completed in September 2005. We recorded a liability at the time of the private placement and settled the liability by issuing warrants to the placement agent during the second quarter of 2006.

During the six months ended June 30, 2005, 30,000 shares of common stock were issued as payment of consulting fees, valued at approximately $32,000. Additionally, we issued warrants valued at approximately $176,000 to an investor claiming anti-dilution protection provisions under an earlier private placement.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes- An interpretation of FASB Statement No. 109, (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The company must determine whether it is “more likely than not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the “more likely than not” recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly excludes income tax positions related to FASB Statement No. 5, Accounting for Contingencies. We will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on the financial statements.

2. Share-based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)), which is a revision of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (SFAS 123). SFAS 123(R) supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Under SFAS 123(R), the cost of employee services received in exchange for stock options granted is measured based on the grant date fair value. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. We estimated the fair value using the Black Scholes model, an option pricing model. Excess tax benefits, as defined in SFAS 123(R), are recognized as an addition to paid in capital.

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

Far East Energy Corporation’s 2005 Stock Incentive Plan and individual option grant agreements were affected by SFAS 123(R). Prior to January 1, 2006, we accounted for stock options awarded to our employees and members of our board of directors under APB 25, Accounting for Stock Issued to Employees, and had adopted the disclosure only provisions of SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. Under APB 25, we recognized compensation cost for stock options granted at an exercise price below market value on the date of grant. Prior to adopting SFAS 123(R), we applied SFAS 123 as amended by SFAS 148 for our technical advisors and consultants who were granted options. Compensation cost for stock options granted to technical advisors and consultants has been recognized as the fair value of the options granted on the grant date.

Stock based compensation was $998,000 for the six months ended June 30, 2006. The following table summarizes stock based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 and for the three and six months ended June 30, 2005, under APB 25 for employees and directors and SFAS 123 for technical advisors and consultants, which was allocated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Compensation	$837,000	$194,000	$302,000	$97,000
Other consulting and professional services	3,000	30,000	2,000	1,000
General and administrative	158,000	48,000	78,000	22,000

Stock based compensation expense	998,000	272,000	382,000	120,000
Tax benefit	—	—	—	—

Stock based compensation expense, net of tax	$998,000	$272,000	$382,000	$120,000

We had net operating loss carryforwards for federal income tax purposes and, under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes; we have a valuation allowance equal to the total amount of the tax benefit.

The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2006 compared with the pro forma effect on net loss and loss per share for the three and six months ended June 30, 2005 if we had applied the fair value recognition provisions of SFAS 123 to the Company’s stock options:

	Six Months Ended June 30,		Three Months Ended June 30,
	Actual 2006	Pro Forma 2005	Actual 2006	Pro Forma 2005
Net loss as reported	$(4,138,000)	$(4,746,000)	$(1,966,000)	$(2,498,000)
Add:
Stock-based employee compensation costs included in net loss	837,000	194,000	302,000	97,000
Deduct:
Stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(837,000)	(723,000)	(302,000)	(322,000)

Pro forma net loss	$(4,138,000)	$(5,275,000)	$(1,966,000)	$(2,723,000)

Basic and diluted loss per share:
As reported	$(0.04)	$(0.06)	$(0.02)	$(0.03)

Pro forma	$(0.04)	$(0.07)	$(0.02)	$(0.04)

We calculated the estimated volatility for the six months ended June 30, 2006 by averaging the historical daily price intervals for our common stock for the portion of the expected life that our shares were publicly traded and the historical daily price intervals of similar peer companies for the remaining period. The estimated volatility for the three months ended June 30, 2005 was estimated by using historical daily and weekly price intervals for similar peer companies. The risk-free interest rate is based on observed U.S. Treasury rates appropriate for the expected lives of the options. The expected life during the six months ended June 30, 2006 was determined based on the method provided in Staff Accounting Bulletin 107, as we do not have an adequate exercise history to determine the average life for the options with the characteristics of those granted in 2006. The expected life during the six months ended June 30, 2005 was estimated on the exercise history with the options of similar characteristics.

Compensation expense for the grant determined under SFAS 123(R) for the six months ended June 30, 2006 was calculated using the Black Scholes option pricing model with the following assumptions:

	Six Months Ended June 30
	Actual 2006	Pro Forma 2005
Dividend yield	0%	0%
Expected volatility	83%	50%
Risk-free interest rate	4.52%	3.42%
Expected life of options (in years)	6	4.3
Weighted average fair value per share at grant date	$1.21	$0.24

The following table summarizes stock option transactions during the six months ending June 30, 2006:

	For the Six Months Ended June 30, 2006
	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2006	9,786,000	$1.35
Granted	1,023,000	2.00
Forfeited	(80,000)	2.00

Outstanding, June 30, 2006	10,729,000	$1.40

Options exercisable at June 30, 2006	7,477,600	$1.26

Weighted-average grant date fair value of options granted during the period		$1.21

The weighted average remaining contractual term for the exercisable options was 3.9 years at June 30, 2006. The intrinsic value for the outstanding options was $2,498,000 and for the exercisable options was $2,089,500 at June 30, 2006. There were no options granted, forfeited or exercised during the quarter ended June 30, 2006.

A summary of options outstanding as of June 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.65 to $1.00	4,916,000	3.8 years	$0.66	4,276,000	$0.66
$1.01 to $2.00	5,653,000	6.0 years	$2.00	3,041,600	$2.00
$2.01 to $4.40	160,000	1.8 years	$3.23	160,000	$3.23

	10,729,000			7,477,600

3. Liquidity

We are a development stage company, and having acquired an undeveloped natural resource, we have not established a source of revenue and do not expect to generate significant revenues prior to the second quarter of 2007. However, based on funds currently available to us, management believes that we have adequate cash resources to fund our operations and minimum contractual exploration and development operations in China through the fourth quarter of 2006. However, we expect we will need to raise additional funds in the first quarter of 2007 to continue to operate and explore and develop our projects in China during 2007 and thereafter. We may choose to raise additional funds during 2006 to accelerate our drilling plans in China.

4. Property and Equipment

Property and equipment includes the following:

	June 30, 2006	December 31, 2005
Unproved leasehold costs	$375,000	$375,000
Unevaluated wells costs	18,590,000	9,522,000
Furniture and equipment	358,000	377,000

	19,323,000	10,274,000
Accumulated depreciation and amortization	(225,000)	(187,000)

	$19,098,000	$10,087,000

Unevaluated well costs include our exploratory well costs pending determination of whether proved reserves have been discovered. The capitalized exploratory well costs pending determination of proved reserves were $18,590,000 at June 30, 2006. The costs at June 30, 2006 relate to wells which have been completed for less than one year but which have not been attributed proved reserves.

During the six months ended June 30, 2006, we completed drilling two slim hole vertical wells in the Yunnan Province, which we intend to utilize to locate the targeted coal seam, enhance geologic control and improve our knowledge of the local structure with the objective of enabling us to better target our horizontal drilling. We have determined that we will not develop these slim hole vertical wells further. Accordingly, we charged approximately $394,000 to exploration expense related to these wells in the first half of 2006 as they did not qualify for continued capitalization.

Depreciation expense for the six months ended June 30, 2006 and 2005 was approximately $42,000 and $23,000, respectively. Depreciation expense for the three months ended June 30, 2006 and 2005 was approximately $21,000 and $17,000, respectively.

5. Commitments and Contingencies

We are periodically named in legal actions arising from normal business activities. We evaluate the merits of these actions and, if we determine that an unfavorable outcome is probable and can be estimated, we will establish the necessary accruals. We do not anticipate any material losses as a result of commitments and contingent liabilities. We are currently not involved in any material legal proceedings.

Shanxi Province Agreements

We serve as operator under the production sharing contracts to develop the Shouyang Block and Qinnan Block in the Shanxi Province. The term of the production sharing contract with CUCBM consists of a three-phase exploration period, a development period and a production period. The exploration period is divided into three phases called Phase I, Phase II and Phase III. We have completed our Phase I and II obligations under the Shanxi Agreements. We completed one horizontal well in November 2005, a second well in February 2006 and the third horizontal well in May 2006 in the Shouyang Block. These activities are described below:

• FCC-HZ01—total depth 540 meters (1,770 feet) and 2,500 meters (8,200 feet) in coal seam. In November 2005, we completed drilling the first of the two horizontal wells in the Shouyang Block. While, subject to periodic maintenance, we have achieved continuous gas flow in our first horizontal well in the Shouyang Block (FCC HZ01). At this early stage, the volume being produced is still small and the data obtained is not yet sufficient to be able to project peak gas production.

• FCC-HZ02—total depth 640 meters (2,100 feet) and 2,700 meters (8,850 feet) in coal seam. In December 2005, we spudded the second horizontal well in the Shouyang Block. We completed drilling the FCC-HZ02 well in February 2006, and we are dewatering the well to allow for potential gas production.

• FCC-HZ03—total depth 561meters (1,840 feet) and 330 meters (1,075 feet) in coal seam. In April 2006, we spudded the third horizontal well in the Shouyang Block. We completed drilling the FCC-HZ03 well in May 2006, and we are dewatering the well to allow for potential gas production.

We have elected to commit to Phase III in the Shanxi Province. Our total work commitment in Phases II and III consists of a total of 12,000 meters of horizontal drilling in coal seam. The wells which we have drilled to date total approximately 6,000 meters. Therefore, we will be required to drill additional wells to achieve the 12,000 meters or to seek an amendment to the agreements. Phase III terminates on July 1, 2007.

We must bear all exploration costs for discovering and evaluating CBM-bearing areas during Phase II. At the end of Phase II, ConocoPhillips China Inc. (Phillips) had the option to elect to retain a net undivided 30% participating interest or an overriding royalty interest up to 3.5% of the total participating interest. In July 2006, we received notice that Phillips elected to retain an overriding royalty interest up to 3.5% of the total participating interest. Additionally, prior to the beginning of the development period of any CBM field in the Shanxi project, CUCBM may elect to participate in the development of that CBM field at a level of between zero and 30%. Therefore, depending upon whether CUCBM elects to participate in the project, our working interest will range from 70% (assuming full participation by CUCBM) to 100% (assuming CUCBM chooses not to participate), and our revenue interest will range from 66.5% (assuming full participation by CUCBM) to 96.5% (assuming CUCBM chooses not to participate).

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

In addition to the wells we must drill, we are required to make other expenditures over the term of the production sharing contracts, including (1) CUCBM assistance fees totaling $100,000 each per year during the exploration period and $240,000 per year during the development and production periods, (2) training fees for Chinese personnel working on the projects of $188,000 for 2006 (including $68,000 carried forward from 2005), $120,000 for each year after 2006 during the exploration period and $300,000 per year during the development and production periods, (3) signature fees totaling $300,000 which will be due within 30 days after first approval of the overall development plan following the exploration period, (4) reimbursement of CUCBM for government-imposed fees for CBM exploration rights (estimated to be $270,000 for the twelve months ending December 2006 and in proportion to our participating interest in the development and production periods), and (5) salary and benefits paid to CUCBM professionals, which are expected to be $11,200 per month through December 2006. The allocation of salary and benefits for CUCBM professionals during the development and production periods shall be determined by CUCBM and us through consultation.

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

In addition to the wells we must drill, we are required to make other expenditures over the term of the production sharing contract, including (1) CUCBM assistance fees and training fees for Chinese personnel costs $45,000 each per year during the exploration phase and $80,000 each per year during the development and production phase, (2) reimbursement of CUCBM for government-imposed fees for CBM exploration rights (estimated to be $70,000 for 2006, and based on our participating interest in the development and production periods), and (3) salary and benefits paid to CUCBM professionals, which are currently $15,800 per month. The allocation of salary and benefits for CUCBM professionals during the development and production period shall be determined by CUCBM and us through consultation.

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

6. Stockholders’ Equity

	Common Stock		Additional Paid in Capital	Number of Warrants Outstanding	Number of Options Outstanding
	Number of Shares	Par Value
Balance, January 1, 2006	97,147,222	$97,000	$47,119,000	11,862,601	9,786,000
Issuances	29,259	—	91,000	92,197	1,023,000
Exercise of warrants	536,350	1,000	783,000	(547,799)	—
Forfeiture	—	—	—	(1,130,000)	(80,000)

Balance, June 30, 2006	97,712,831	$98,000	$47,993,000	10,276,999	10,729,000

Issuances of Common Stock

We issued 29,259 shares of our common stock in the first six months of 2006 under a contract for investor relations and consulting services. We value the services at the price of the stock on the day of the month they are awarded. The securities, which were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act.

Resale Restrictions

On June 30, 2006, we had 97,712,831 shares of common stock outstanding, of which 43,098,704, or 44.1%, were subject to resale restrictions.

Issuance of Warrants

In May 2006, we issued warrants to purchase 92,197 shares of our common stock at $0.90 per share to placement agents in conjunction with a private placement of our common shares in September 2005. The warrants expire on October 6, 2007. We recorded a liability at the time of the private placement and settled it by issuing warrants to the placement agents during the second quarter of 2006.

Exercise of Warrants

During the six months ended June 30, 2006, 547,799 warrants were exercised to purchase 536,350 shares of common stock. We issued 520,386 shares of common stock and received gross proceeds of $783,000 upon the exercise of warrants. The exercise price of the warrants was $1.00 per share of common stock for warrants to purchase 345,386 shares of common stock and $2.50 per share of common stock for the warrants to purchase 175,000 shares of common stock. We intend to use the proceeds of the warrant exercise to finance a portion of our operations in China and for working capital purposes. The warrants were offered and sold to investors in a private placement transaction made in reliance upon exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended.

We issued 15,964 shares of common stock upon the exercise of 27,413 placement agent warrants during the six months ended June 30, 2006. No proceeds were received.

Stock Incentive Plan

The Far East Energy Corporation 2005 Stock Incentive Plan, or the Plan, permits the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, consultants and members of the board of directors. The plan provides that the maximum number of shares of our common stock with respect to which awards may be granted is 3,500,000 shares, subject to adjustment in accordance with the provisions of the Plan. As of June 30, 2006, we have approximately 1.8 million shares available under the plan.

Warrants Outstanding

The exercise price for warrants outstanding at June 30, 2006 is as follows:

	Weighted Average Remaining Life	Number of Common Shares Represented by Warrants
Exercise Price Range
$0.65 - $1.00	2.5	395,724
$1.01 - $1.50	1.5	674,212
$1.51 - $2.00	—	—
$2.01 and higher	1.3	9,207,063

		10,276,999

7. Related Party Transaction

In connection with the private placement described in note 8., Subsequent Event, we retained Sofaer Capital Inc. to perform certain advisory services. We paid Sofaer Capital Inc. 1.125% of the gross proceeds from the sale of the common stock in the private placement. Sofaer Capital Inc. has common ownership with certain investors outside the United States which beneficially own in the aggregate approximately 15.6 million of shares of our common stock and warrants to purchase approximately 6.4 million shares of our common stock. Additionally, Tim Whyte is a director of the Company and serves as a representative of the investors.

8. Subsequent Event

On June 30, 2006, we accepted subscription agreements for the purchase of 6,622,222 shares of our common stock offered in a private placement for total gross proceeds of approximately $8.9 million. In connection with the private placement, we paid 6.75% (including the 1.125% paid to Sofaer Capital Inc. described in Note 7. Related Party Transaction) of the gross proceeds from the sale of the common stock as placement agent and advisory fees. We also entered into a registration rights agreement for the benefit of the investors in the private placement, which provides, among other things, that with respect to the common stock purchased by the investors, we will prepare and file a registration statement with the SEC within 60 days. We have prepared and filed a registration statement with the SEC; however, we cannot predict when or if it will be declared effective. The registration rights agreement also provides that in the event that the registration statement is not declared effective by the SEC within a 120-day period, we will pay each investor liquidated damages in the amount of 1.0% of the aggregate purchase price paid by such investor for the common stock per month thereafter (pro rata for any portion thereof) until the earlier of the date on which the registration statement is declared effective by the SEC or June 30, 2008. Under the registration rights agreement, we also have the right to suspend for a reasonable period of time not to exceed 60 days during any 90 day period and, in the aggregate, 90 days during any 365 day period, the effectiveness of the registration statement under specified circumstances with respect to financing, acquisition, recapitalization, reorganization or certain other transactions. If this suspension of the registration statement (other than by reason of a potential merger, consolidation or other acquisition transaction) exceeds 90 days, we must pay in cash to each investor liquidated damages in the amount of 1.0% of the aggregate purchase price paid by such investor per month thereafter (pro rata for any portion thereof) until the earlier of the date on which the investor is advised that the suspension is lifted or June 30, 2008.The securities were offered and sold to investors in a private placement transaction made in reliance upon exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D promulgated thereunder.

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

When you consider these forward-looking statements, you should keep in mind these factors, the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2005 under “Item 1A. Risk Factors” and in other filings with the Securities and Exchange Commission and the other cautionary statements in this report. Our forward-looking statements speak only as of the date made. All subsequent oral and written forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.

Overview

We are a development stage company, and our objective is to become a recognized leader in coalbed methane gas property acquisition, exploration, development and production. Our activities to date have been principally limited to organizational activities, including developing a strategic operating plan, capital funding, hiring personnel, entering into contracts, acquiring rights to explore, develop, produce and sell oil and gas or coalbed methane (CBM), drilling, testing and completion of exploratory wells.

Our operations concentrate on CBM exploration and development in the Shanxi Province in northern China and in the Yunnan Province in southern China. During the second quarter of 2006, we continued to dewater the first two horizontal wells drilled in the Shanxi Province. We also completed the third horizontal well in the Shanxi Province, which is currently being dewatered. While, subject to periodic maintenance, we have achieved continuous gas production in our first horizontal well in the Shouyang Block of our Shanxi Province project, at this early stage, the volume being produced while dewatering is still small and the data obtained is not yet sufficient to be able to project the peak gas production volume or to be able to conclude whether the well will produce gas in commercial volumes. None of the other wells we have drilled to date are currently producing coalbed methane gas as they are undergoing or will undergo dewatering and production testing. We incurred exploration and development costs of approximately $9.3 million in the Shanxi Province and approximately $0.6 million in the Yunnan Province during the six months ended June 30, 2006. Although we believe the results of our exploration activities in the Yunnan and Shanxi Provinces have been favorable, we will need to complete several more wells to achieve commercial viability in these provinces, which will require significant capital expenditures. No gas pipeline, liquefied natural gas plant, or other off-take candidate currently exists to transport CBM from our properties in the Yunnan Province, and it is not likely that any such facilities will be built until favorable results are obtained from several more wells. No liquefied natural gas plant, or other offtake candidate currently exists near our Shanxi Province projects, and pipelines must also be built on those projects to connect to larger existing pipelines in the area of our projects to transport any CBM that may be produced from those projects. Actual production may vary materially from preliminary test results. Actual sustainable production from the wells may be at recovery rates and gas quality materially worse than our first indications.

On March 15, 2005, our board of directors, upon the recommendation of management, approved the adoption of a restructuring plan authorizing us (upon satisfaction of certain conditions) to transfer to Far East Energy (Bermuda), Ltd., (FEEB), our wholly-owned subsidiary organized under the laws of Bermuda, all or substantially all of our assets relating to our operations in the PRC, and on May 27, 2005, our stockholders approved the restructuring plan. After consummation of the restructuring plan, we are not expected to own a significant amount of assets other than the outstanding capital stock of our subsidiaries, including FEEB, and cash and cash equivalents. The implementation of the restructuring plan will have no effect on the presentation of our consolidated financial statements. We will continue to report our financial operations and condition on a consolidated basis. The implementation of the restructuring plan is subject to a number of conditions, including the receipt of all material consents and approvals of governmental authorities and other third parties. We currently anticipate that, assuming our satisfaction of the conditions to the restructuring plan, the restructuring can be accomplished during 2006. There can be no assurances that the conditions to the restructuring plan will be satisfied and that the board of directors will determine to transfer the assets pursuant to the restructuring plan. The board of directors may, in its discretion, terminate the restructuring plan at any time prior to its consummation.

We have not recognized any revenues from our operations and do not anticipate recognizing significant revenues prior to the second quarter of 2007. We incurred a net loss of approximately $4.1 million for the six months ended June 30, 2006, and we expect to incur losses and negative cash flows for the foreseeable future. As we are a development stage company concentrating on exploration and development of CBM, our expenditures primarily consist of geological and engineering services, exploration costs and travel expenses between our headquarters and China. Our expenses also consist of consulting and professional services (including fund raising expenses), compensation, legal and accounting and general and administrative expenses which we incurred in order to address necessary organizational activities.

Based on funds currently available to us, management believes that we have adequate cash resources to fund our operations and exploration and development operations in China through 2006. During 2006, we estimate total capital expenditures in China will be approximately $13.5 million and our total operating expenditures will be $7.8 million. We will also require resources to fund significant capital expenditures for exploration and development activities and to fund operating expenses in future periods. As we do not have a source of revenue, we will require additional financing in order to continue our exploration and development in China and sustain our operating losses. We intend to finance our operations by various methods, which might include issuing equity securities, the continued exercise of warrants issued to investors in conjunction with the previously completed private offerings, and entering into farmout agreements and other arrangements with strategic partners, among other alternatives. If we fail to raise the necessary funds to complete our exploration activities, and we cannot obtain extensions to the requirements under our production sharing contracts, we would not be able to successfully complete our exploration activities, and we may lose rights under our production sharing contracts.

Results of Operations

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005 and with the financial statements and notes thereto included in this report. Comparisons made between reporting periods herein are for the six and three months ended June 30, 2006 as compared to the six and three months ended June 30, 2005.

	Six Months Ended June 30,			Three Months Ended June 30,		Percent change
	2006	2005	Percent change	2006	2005
Geologic and engineering services	$142,000	$26,000	446%	$78,000	$20,000	290%
Exploration costs	513,000	1,712,000	-70%	179,000	1,008,000	-82%
Other consulting and professional services	539,000	585,000	-8%	286,000	302,000	-5%
Compensation	1,805,000	867,000	108%	875,000	435,000	101%
Travel	239,000	230,000	4%	125,000	126,000	-1%
Legal and accounting	414,000	921,000	-55%	209,000	384,000	-46%
General and administrative	656,000	494,000	33%	273,000	283,000	-4%

Total	$4,308,000	$4,835,000	-11%	$2,025,000	$2,558,000	-21%

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Geologic and engineering services increased as a result of increased activity in our China operations.

Exploration costs for the six month period ended June 30, 2006 consist of the expense to drill the two slim hole vertical wells in the Yunnan Province, which we intend to utilize to locate the targeted coal seam, enhance geologic control and improve our knowledge of the local structure with the objective of enabling us to better target our horizontal drilling. We have determined that we will not develop these slim hole vertical wells further. Accordingly, we charged approximately $394,000 to exploration expense related to these wells in the first six months of 2006. The remaining exploration costs include additional costs incurred during the six months ended June 2006 on wells which we previously determined we would not continue to capitalize. During the six months ended June 30, 2005, we expensed the drilling costs related to two slim hole wells and two vertical wells in the Yunnan Province, approximately $1.6 million.

The first horizontal well on the Shouyang Block in the Shanxi Province was completed in December 2005. Although the well, while subject to periodic maintenance, has achieved continuous gas production, at this early stage, the volume being produced while dewatering is still small and the data obtained is not yet sufficient to be able to project the peak gas production volume or to be able to conclude whether the well will produce gas commercially. Under FASB Staff Position FAS 19-1, “Accounting for Suspended Well Costs”, exploratory well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well, and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. FSP 19-1 provides a list of indicators that an enterprise is making sufficient progress, including existence of agreements with governments, lenders and venture partners and existence of firm plans, established timetables, or contractual commitments. We are currently in the progress of developing our overall development plan for the Shouyang Block of the Shanxi Province. We plan to present the overall development plan to CUCBM prior to the end of 2006; however, the plan is subject to the approval by CUCBM, and we can make no assurances we will have a completed plan by the one year anniversary of the completion of the first horizontal well. If we do not meet the qualifications under FSP 19-1, we will be required to assess the costs related to the well and determine whether we will need to expense those costs.

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

Legal and accounting expenses have decreased in the first six months of 2006 compared to the first six months of 2005 as a result of reduction in the legal fees. The reduction in legal fees is primarily attributed to a decrease in costs related to our corporate restructuring and filings with the SEC. Additionally, we have registered the common shares sold in recent private placements, reducing the number of issues related to restricted stock.

General and administrative expense increased primarily due to the adoption of SFAS 123(R) to record options granted to our board of directors. To a lesser extent, the increase is due to an increase in office rent expense in the Houston and Beijing offices, the addition of our Taiyuan City office, increased depreciation for office equipment and increased communications charges between our Houston and Beijing offices due to the increased operations activity.

Interest income increased as a result of the increased cash balances bearing interest.

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Geologic and engineering services increased as a result of increased activity in our China operations.

Exploration costs for the three month period ended June 30, 2006 consist of additional expenses to drill the two slim hole vertical wells in the Yunnan Province, which we intend to utilize to locate the targeted coal seam, enhance geologic control and improve our knowledge of the local structure with the objective of enabling us to better target our horizontal drilling. We have determined that we will not develop these slim hole vertical wells further. Accordingly, we charged approximately $84,000 to exploration expense related to these wells in the quarter ended June 30, 2006. The remaining exploration costs include additional costs incurred during the three months ended June 2006 on wells which we previously determined we would not continue to capitalize. During the three months ended June 30, 2005, we expensed the drilling costs related to one vertical well in the Yunnan Province, approximately $948,000.

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

Legal and accounting expenses have decreased in the three months ended June 30, 2006, compared to the three months ended June 30, 2005 as a result of reduction in the legal fees, which is primarily attributed to a decrease in costs related to our corporate restructuring and filings with the SEC.

Capital Resources and Liquidity

We have no source of revenue or cash flow from operations, and our primary source of cash flow has been cash proceeds from private placements of our common stock in the last quarter of 2005 and July 2006. Based on funds currently available to us, we believe that we have adequate cash resources to fund our operations and exploration and development operations in China through late 2006. However, to continue to operate and explore and develop our projects in China, we expect we will need to raise additional funds during the first quarter of 2007.

Cash flow

As of June 30, 2006, our cash and cash equivalents were $5,018,000 excluding the $64,000 of restricted cash held in escrow pursuant to our Shanxi Province vendor agreements. Cash and cash equivalents excluding $1,250,000 of restricted cash was $14,631,000 as of December 31, 2005.

Cash used in operating activities for the six months ended June 30, 2006 was $2,136,000 as compared to cash used in operating activities for the same period of 2005 of $2,269,000. This decrease is primarily due to reduction in cash expenses, such as legal and consulting fees, offset by increases in compensation.

Cash used in investing activities increased to $8,379,000 for the six months ended June 30, 2006 as compared to $2,386,000 for the same period in 2005. This increase is primarily attributable to approximately $9.6 million of cash used for additions to our unproved oil and gas properties offset by the receipt of approximately $1.2 million in cash from the termination of the escrow agreement for the Shanxi Province projects, compared to $2.9 million used for additions to our unproved oil and gas properties the six months ended June 30, 2005, offset by the sale of our Montana properties in the same period of 2005. The increase in cash used for additions to our unproved oil and gas properties was a result of the completion of drilling the second and third horizontal wells in the Shanxi Province, the dewatering to allow for potential gas production of the three horizontal wells in the Shanxi Province and costs to drill two slim hole vertical wells in the Yunnan Province.

Cash provided by financing transactions was $784,000 for the six months ended June 30, 2006 as compared to $250,000 for the same period in 2005. During the first six months of 2006, 547,799 warrants sold in previous offerings were exercised. In 2005, we collected $250,000 of stock subscriptions receivable related to a stock placement in December 2004.

Capital Resources and Requirements

We had $64,000 deposited in an escrow account with a vendor related to the Shanxi Province wells, which we have received in the third quarter of 2006.

Our board of directors has the authority, without further action by the stockholders, to issue up to 500.0 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500.0 million shares of common stock authorized under our charter documents, of which 97.7 million shares was issued and outstanding as of June 30, 2006. The issuance of preferred stock could have the effect of restricting dividends on the common stock or delaying or preventing our change in control without further action by the stockholders. While we have no present plans to issue any shares of preferred stock, we may need to do so in the future in connection with capital raising transactions. In addition, we may issue additional shares of common stock in connection with fundraising activities. The issuance of additional common stock would also have a dilutive impact on our stockholders’ ownership interest in our company.

The exploration and development of coal bed methane gas reserves requires substantial capital expenditures. In order to reduce our investment in a particular project, we may form joint ventures and seek joint venture partners to share the costs. We incurred $9.9 million of costs related to the exploration and development during the six months ended June 30, 2006. We anticipate that cash expenditures for planned 2006 exploration and development activities would include:

•	Shanxi Province Phase II. We completed drilling the first horizontal well in November 2005. We completed drilling the second horizontal well in February 2006, and we are dewatering this well. We completed drilling operations for the third horizontal well in May 2006, and we are dewatering this third well. We expect to incur capital expenditures associated with these Phase II obligations of approximately $17.3 million, of which we have incurred $16.8 million through June 30, 2006.

•	Yunnan Province Phase II. We elected to continue to Phase II, and our obligations will require us to drill at least one additional horizontal well with a minimum of two laterals. Our Phase II obligations are required to be completed by July 1, 2007. We completed drilling two slim hole vertical wells in the quarter ended March 31, 2006 for a total cost of approximately $394,000 to provide data we plan to utilize to locate the targeted coal seam, enhance geologic control, and improve our knowledge of the local structure, with the objective of enabling us to better target our horizontal drilling. We plan to drill the first horizontal well to satisfy the commitment in Phase II by July 1, 2007, which is expected to cost approximately $2.2 million. We plan to begin drilling operations in the fourth quarter of 2006. We expect to incur capital costs associated with these Phase II obligations of approximately $2.6 million.

•	Consulting Expenditures for Phase II for Shanxi and Yunnan Provinces. We have engaged consultants to assist with the three horizontal wells to be drilled in the Shanxi Province and one well in the Yunnan Province. We have incurred consulting costs related to the drilling of these three wells of approximately $1.3 million through June 30, 2006.

•	Shanxi Province Phase III. We elected to continue to Phase III, and our total work commitment in Phases II and III will consist of a total of 12,000 meters of horizontal drilling in coal seam. The wells which we have drilled to date total approximately 6,000 meters. Therefore, we will be required to drill additional wells to achieve the 12,000 meters or to seek an amendment to the agreements. Phase III terminates on July 1, 2007.

If our operating requirements differ materially from those currently planned, we may require more financing than currently anticipated.

We will also require resources to fund significant capital expenditures for exploration and development activities and to fund operating expenses in future periods. We do not anticipate recognizing significant revenues prior to the second quarter of 2007. CBM projects traditionally require multiple wells to properly dewater the coal and generate predictable volumes of gas. It is not yet possible to predict volumes so decisions about marketing the CBM cannot yet be made. We may transport our CBM through pipelines or by compressing or liquefying the CBM for transportation. To generate revenue in China prior to the point at which production reaches pipeline quantities, we may elect to install compressors and produce compressed natural gas (CNG), which could be sold to local communities. We estimate that this alternative would cost approximately $650,000 for each compressor facility which is capable of processing 2,000 Mcf per day. We could also elect to construct LNG facilities on our properties. We estimate that a 100-ton per day LNG facility, which would liquefy approximately five million cubic feet of gas per day, would cost approximately $10 to $15 million to construct. We estimate that a 1,000-ton per day facility capable of liquefying 50 million cubic feet of gas per day would cost approximately $75 million. However, we believe it is possible that an LNG concern attracted by our CBM prospects, may decide to construct such facilities near our properties at their own cost.

We may also construct pipelines to move CBM from our fields to either municipalities or other pipelines. Currently, two pipelines traverse China in proximity to our Shanxi Province projects; however, we would need to construct two short connecting pipelines, which we estimate will cost approximately $9 million. If CUCBM elects a 30% working interest in our Shanxi Province projects, our net costs would be approximately $6.3 million. Should we elect to construct the connecting pipelines, there is no assurance that any of the existing pipelines we might connect to in the future will have sufficient capacity available to meet our requirements. There are no pipelines in the vicinity of our Yunnan Province project, and we estimate the cost to construct a pipeline from our project to the nearest large city, Kunming, would cost approximately $93 million. If CUCBM elects a 40% working interest in our Yunnan Province project our costs would be approximately $55.8 million. We are delaying any decisions regarding the construction of LNG facilities or pipelines until such time as significant CBM volumes are achieved. We believe this delay may allow us to avoid construction costs to the extent other strategic partners have constructed, are constructing or are planning to construct, such facilities.

We do not anticipate recognizing significant revenues prior to the second quarter of 2007, so we expect to experience operating losses and negative cash flow for the foreseeable future. Based on funds currently available to us, management believes that we have adequate cash resources to fund our operating and minimum committed exploration and development activities in China through the end of 2006. However, as we do not have a source of revenue, we expect we will require additional financing in the first quarter of 2007 for our operations and thereafter in order to continue our planned exploration and development in China and sustain our operating losses. We may choose to raise additional funds in 2006 to accelerate our drilling plans in China. To develop our projects over the long term, we need to obtain funding to satisfy very significant expenditures for exploration and development of those projects. Furthermore, no facilities exist to transport or process CBM near our Yunnan Province projects, and pipelines must be built on our Shanxi Province projects that will connect to larger pipelines to transport our CBM. Significant expenditures would be required to build out these facilities to the extent a strategic partner does not do so.

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

Contractual Obligations

Our contractual obligations under non-cancelable agreements at June 30, 2006, increased approximately $300,000. The increase is due to commitments due to CUCBM as we have committed to Phase III which terminates on July 1, 2007, extending our commitments for training, assistance fees and salaries an additional year. The increase is offset by the elimination of a minimum payment to the drilling contractor on the third horizontal well in the Shouyang Block of the Shanxi Province, which was completed. The following table updates our contractual obligations presented in our annual report on Form 10-K for the year ended December 31, 2005:

	Total	Less than One Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations(1)	247,000	218,000	29,000	—	—
Purchase Obligations(2)	1,596,000	1,108,000	488,000	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	—	—	—	—	—

Totals	$1,843,000	$1,326,000	$517,000	$—	$—

(1)	We enter into operating leases in the normal course of business primarily for our office space and equipment.
(2)	We include in purchase obligations contractual agreements to purchase goods and services that are legally enforceable and that specify all significant terms, including fixed or minimum quantities, fixed, minimum or variable price provisions and the approximate timing of the transaction. We have included our obligations under the production sharing contracts for the Yunnan Province and Shanxi Province projects for which the amounts were specified in the contracts. We have elected to enter Phase III for the Shanxi Province projects and Phase II for the Yunnan Province project and have included contractual expenses through Phase III and Phase II, respectively. Phase III for Shanxi is required to be completed by July 1, 2007, and Phase II for Yunnan is required to be completed by July 1, 2007. We did not include the drilling and completion costs required under the production sharing contract as those amounts are not specified in the contract, but are performance requirements.

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

Impairment of unproved leasehold costs. Unproved leasehold costs are capitalized and are reviewed periodically for impairment. Costs related to impaired prospects drilling are charged to expense. The estimated fair value of unproved leasehold costs includes the present value of probable reserves discounted at rates commensurate with the risks involved in each classification of reserve. Our assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impacts the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future, as it may not be economic to develop some of these unproved properties. As of June 30, 2006, we had total unproved oil and gas property costs of approximately $18.9 million consisting of undeveloped leasehold costs of approximately $0.3 million in China and unevaluated exploratory drilling costs of $18.6 million incurred in China.

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

We have drilled seven wells in the Yunnan Province, and three horizontal exploratory wells in the Shanxi Province. Phillips drilled three wells in the Shanxi Province, which we acquired through our farmout agreements with Phillips. We will be required to plug and abandon those wells and restore the well site upon completion of their production. We have not evaluated all the prospective coal seams in these wells and sufficient testing on the wells has not been completed to determine the lives of these wells. Therefore we have insufficient information to determine the timing of the obligations related to plugging, abandoning and restoring the site and cannot determine the present value of the obligation. Due to the small number of wells, we do not believe the obligation is material, and we will recognize the liability when a reasonable estimate of fair value can be made. Therefore, there is no provision in the accompanying consolidated financial statements.

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

Stock Based Compensation. On January 1, 2006, we adopted SFAS 123 to account for stock options granted to our employees and members of our board of directors. We determine the fair value of the options awarded using the Black Scholes option pricing model. We determine the expected lives based upon historical exercise rates, or if the options awarded have characteristics that are dissimilar to our historical information, we utilize the expected life calculation provided for under Staff Accounting Bulletin107 for “plain vanilla” options as defined in the Staff Accounting Bulletin. We estimate volatility using the historical daily price intervals for our common stock, unless the expected life exceeds our available historical information. We then use an average of our historical volatility and volatility estimated for similar peer companies for the remaining period. We estimate forfeiture rates using appropriate historical information and analyze our forfeiture rates quarterly to determine if any revisions are necessary. Our graded vesting options are accounted for under the straight-line attribution method.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes- An interpretation of FASB Statement No. 109, (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The company must determine whether it is “more likely than not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the “more likely than not” recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly excludes income tax positions related to FASB Statement No. 5, Accounting for Contingencies. We will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in Chinese Yuan and therefore are subject to foreign currency exchange rate risk on cash flows related to expenses and investing transactions. We do not expect to generate significant revenue from activities in China prior to the second quarter of 2007. In recent years, the Chinese government has fixed the exchange rate between U.S. Dollars and Chinese Yuan, and, consequently, we have experienced no fluctuations in the value of goods and services we purchase in China because of currency exchange.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition, or future results. The risks described in our annual report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The following risk factors have been amended or identified subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2005:

Substantially all of our assets and operations are located in China.

Substantially all of our assets and operations are located in China. Accordingly, our business is subject to a significant extent, to the economic, political and legal developments in China. China is a developing country, has only recently begun participating in global trade with its accession to the World Trade Organization, and has only a limited history of trade practices as a nation. We are subject to the laws, rules, regulations, and political authority of the government of China. We may encounter material problems while doing business in China, such as interactions with the Chinese government and uncertain foreign legal precedent pertaining to developing coalbed methane gas in China. Risks inherent in international operations also include the following:

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

Additionally, CUCBM may be subject to rules and regulations of China or the jurisdiction of other governmental agencies in China that may adversely affect CUCBM’s ability to perform under, or our rights and obligations in, our production sharing contracts with CUCBM, such as the potential limitation, restriction or preclusion of our capacity or ability to explore and develop the full acreage provided for, and opportunities under, our production sharing contracts. In the event of a dispute, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States. We may also be hindered or prevented from enforcing our rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity.

Provisions of our charter documents and certain agreements with our officers may have anti-takeover effects that could discourage or prevent a change of control, which may suppress our stock price or cause it to decline.

Our articles of incorporation authorize the issuance of up to 500,000,000 shares of preferred stock. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock, as well as issue preferred stock without stockholder approval. As a result, our board of directors may adopt a stockholder rights plan without stockholder approval, which may make an unsolicited acquisition of our company more difficult or expensive. In addition, our board of directors could authorize the issuance of a series of preferred stock which would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to common stockholders, and the right to the redemption of preferred shares, together with a premium, prior to the redemption of common stock. Common stockholders have no redemption rights. In addition, we have agreements with some of our officers that have change of control provisions. The ability to issue preferred stock without stockholder approval and our arrangements with officers may discourage, delay or prevent someone from acquiring or merging with us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2006, we issued 29,259 shares of our common stock, to a consultant in consideration for investor relations and consulting services. We value the services at the price of the stock on the last trading day of the month the common shares were awarded. The securities, which were subject to appropriate transfer restrictions, were issued without registration under the Securities Act upon the exemption provided in Section 4(2) of the Securities Act.

In May 2006, we issued warrants to a placement agent for service performed related to a private placement completed in September 2005. We accrued the value of the warrants as a liability and commission cost at the time of the offering. The securities, which were subject to appropriate transfer restrictions, were issued without registration under the Securities Act upon the exemption provided in Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits. Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 26 of this Form 10-Q, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Far East Energy Corporation

/s/ Michael R. McElwrath
Michael R. McElwrath
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Bruce N. Huff
Bruce N. Huff
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 8, 2006

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 17, 2005, and incorporated herein by reference).

4.1	Articles of Incorporation of the Company, as amended (included as Exhibit 3.1).

4.2	Amended and Restated Bylaws of the Company (included as Exhibit 3.2).

4.3	Specimen stock certificate (filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on March 15, 2005, and incorporated herein by reference).

10.1*	Amended and Restated Employment Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.2*	Amended and Restated Employment Agreement, dated December 23, 2004, by and between the Company and Bruce N. Huff (filed as Exhibit 10.2 to the Company’s Current Report on form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.3*	Employment Agreement, dated February 1, 2004, by and between the Company and Garry R. Ward (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005 and incorporated herein by reference).

10.4*	Employment Agreement, dated November 1, 2003, by and between the Company and Zhendong “Alex” Yang (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.5*	Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.6*	Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.7*	Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Bruce N. Huff (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.8*	Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.9*	Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Bruce N. Huff (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.10*	Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Garry Ward (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

Exhibit Number	Description
10.11*	Stock Option Agreement, dated May 18, 2004 by and between the Company and Donald Juckett. (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.12*	Stock Option Agreement, dated June 18, 2004 by and between the Company and Randall D. Keys. (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.13*	Stock Option Agreement, dated May 24, 2004 by and between the Company and John C. Mihm. (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.14*	Stock Option Agreement, dated February 24, 2004 by and between the Company and Thomas Williams. (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.15*	Stock Option Agreement, dated February 1, 2004 by and between the Company and Garry Ward (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.16*	Stock Option Agreement, dated December 1, 2003 by and between the Company and Zhendong “Alex” Yang (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.17	Production Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People’s Republic of China, dated January 25, 2002, by and between China United Coalbed Methane Corp. Ltd. and the Company (filed as Exhibit 2(i) to the Company’s Current Report on Form 8-K filed on February 11, 2002, and incorporated herein by reference).

10.18	Modification Agreement for Product Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People’s Republic of China, dated October 20, 2005, between China United Coalbed Methane Corporation Ltd. and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2005, and incorporated herein by reference).

10.19	Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Qinnan Area in Shanxi Province, Qinshui Basin, the People’s Republic of China, dated April 16, 2002, by and between China United Coalbed Methane Corporation Ltd. and the Phillips China Inc. (filed as Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on October 26, 2005, and incorporated herein by reference).

10.20	Application for the Extension of Phase Two of the Exploration Period under the Qinnan PSC, dated December 2, 2005, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on March 14, 2006, and incorporated herein by reference).

10.21	Application for the Extension of Phase Two of the Exploration Period under the Qinnan PSC, dated March 16, 2006, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference).

10.22	Approval Certificate from the Ministry of Foreign Trade and Economic Cooperation dated December 30, 2002 (filed as Exhibit 2(i) to the Company’s Current Report on Form 8-K filed on January 13, 2003, and incorporated herein by reference).

10.23	Memorandum of Understanding, dated March 18, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.1 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.24	Farmout Agreement—Qinnan PSC, dated June 17, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.2 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

Exhibit Number	Description
10.25	First Amendment to Farmout Agreement—Qinnan PSC, dated December 15, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.26	Second Amendment to Farmout Agreement—Qinnan PSC, dated December 17, 2004, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.27	Third Amendment to Farmout Agreement—Qinnan PSC, dated December 19, 2005, by and between ConocoPhillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005, and incorporated herein by reference).

10.28	Assignment Agreement—Qinnan PSC, dated June 17, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.4 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.29	Farmout Agreement—Shouyang PSC, dated June 17, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.3 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.30	First Amendment to Farmout Agreement—Shouyang PSC, dated December 15, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.31	Second Amendment to Farmout Agreement—Shouyang PSC, dated December 17, 2004, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.32	Third Amendment to Farmout Agreement—Shouyang PSC, dated December 19, 2005, by and between ConocoPhillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2005, and incorporated herein by reference).

10.33	Assignment Agreement—Shouyang PSC, dated June 17, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.5 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.34	Settlement Agreement, dated December 31, 2004, by and between Jawaharlal Gondi, The Arthi Trust and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2005, and incorporated herein by reference).

10.35	Stock Subscription Agreement, dated December 21, 2004, by and between Sofaer Capital Global Fund, Sofaer Capital Asian Fund, Restructuring Investors Limited, Persistency, and Passlake Limited, Tim Whyte and the Company (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.36	Registration Rights Agreement, dated December 21, 2004, by and among Sofaer Capital Global Fund, Sofaer Capital Asian Fund, Restructuring Investors Limited, Persistency and the Company (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.37	Registration Rights Agreement, dated December 31, 2004, by and among Bathgate Capital Partners LLC and the Company(filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.38	Registration Rights Agreement, dated December 1, 2004, by and among RAB Europe Fund Ltd., RAB Special Situations, L.P., Royter & Co., James Palmer and the Company (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

Exhibit Number	Description
10.39	Purchase and Sale Agreement, dated February 2, 2005, by and between Newark Valley Oil & Gas, Inc., a wholly-owned subsidiary of the Company, and Zier & Associates, Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2005, and incorporated herein by reference).

10.40	Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Shouyang Area in Shanxi Province, Qinshui Basin, the People’s Republic of China, dated April 16, 2002, by and between China United Coalbed Methane Corporation Ltd. and Phillips China Inc. (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.41	Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated December 2, 2005, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.46 to Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on March 14, 2006, and incorporated herein by a reference).

10.42	Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated March 16, 2006, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference).

10.43	Agreement and Plan of Restructuring, dated May 11, 2005, by and between Far East Energy Corporation and Far East Energy (Bermuda), Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2005, and incorporated herein by reference).

10.44*	Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2005, and incorporated herein by reference).

10.45*	Form of Non-Qualified Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 2, 2005, and incorporated herein by reference).

10.46*	Form of Incentive Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 2, 2005, and incorporated herein by reference).

10.47	Registration Rights Agreement, dated September 20, 2005, by and among Morgan Keegan & Company, Inc. and the Company (filed as Exhibit 10.47 to the Company’s Registration Statement on Form S-2 (File No. 333-129309) filed on October 28, 2005, and incorporated herein by reference).

10.48	Registration Rights Agreement, dated October 6, 2005, by and among Sofaer Capital Global Fund, Sofaer Capital Asian Fund, Restructuring Investors Limited, Persistency, Passlake Limited and the Company (filed as Exhibit 10.48 to the Company’s Registration Statement on Form S-2 (File No.333-129309) filed on October 28, 2005, and incorporated herein by reference).

10.49*	Employment Agreement dated October 29, 2005, by and between the Company and Jeffrey R. Brown (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2005, and incorporated herein by reference).

Exhibit Number	Description
31.1	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350.

32.2	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350.

*	Management contract or compensatory plan arrangement.