Form 10-Q
period 2006-09-30
FAR EAST ENERGY CORP
filed 2006-11-08
CIK 1124024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Common Stock, par value $.001 per share. Shares outstanding on October 31, 2006: 123,757,342

FAR EAST ENERGY CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

Condensed Consolidated Balance Sheet

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,161,000	$14,631,000
Inventory	—	82,000
Other current assets	141,000	961,000

Total current assets	10,302,000	15,674,000

Restricted cash	—	1,250,000
Property and equipment, net	20,627,000	10,087,000

Total assets	$30,929,000	$27,011,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$2,617,000	$2,830,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 500,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 104,760,121 and 97,147,222 issued and outstanding, respectively	105,000	97,000
Additional paid in capital	56,560,000	47,119,000
Additional paid in capital-outstanding stock options	3,922,000	2,542,000
Deficit accumulated during the development stage	(32,720,000)	(25,669,000)
Accumulated other comprehensive income	445,000	92,000

Total stockholders’ equity	28,312,000	24,181,000

Total liabilities and stockholders’ equity	$30,929,000	$27,011,000

See accompanying notes to condensed consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

Condensed Consolidated Statement of Operations

For the Nine Months and Three Months Ended September 30, 2006 and 2005

(unaudited)

	Cumulative During Development Stage	Nine Months Ended September 30,		Three Months Ended September 30,
		2006	2005	2006	2005
Revenues	$—	$—	$—	$—	$—

Expenses:
Geologic and engineering services	1,562,000	299,000	27,000	157,000	1,000
Exploration costs	3,481,000	513,000	1,791,000	—	79,000
Leasehold operating expense	958,000	958,000	—	958,000	—
Impairment loss	3,778,000	—	—	—	—
Other consulting and professional services	3,440,000	940,000	900,000	401,000	315,000
Compensation	8,637,000	2,394,000	1,277,000	589,000	410,000
Travel	2,352,000	374,000	325,000	135,000	95,000
Legal and accounting	4,083,000	667,000	1,126,000	253,000	205,000
General and administrative	4,747,000	1,199,000	702,000	543,000	208,000
Other expense	103,000	—	—	—	—

Total expenses	33,141,000	7,344,000	6,148,000	3,036,000	1,313,000

Other Expenses (Income):
Interest expense	177,000	—	3,000	—	—
Interest income	(649,000)	(320,000)	(136,000)	(133,000)	(52,000)
Gain on sale of assets	(8,000)	—	(8,000)	—	—
Foreign currency exchange loss	59,000	27,000	—	10,000	—

Total other income	(421,000)	(293,000)	(141,000)	(123,000)	(52,000)

Loss before income taxes	(32,720,000)	(7,051,000)	(6,007,000)	(2,913,000)	(1,261,000)
Income taxes	—	—	—	—	—

Net loss	(32,720,000)	(7,051,000)	(6,007,000)	(2,913,000)	(1,261,000)
Accumulated deficit-beginning of period		(25,669,000)	(17,377,000)	(29,807,000)	(22,123,000)

Accumulated deficit-end of period	$(32,720,000)	$(32,720,000)	$(23,384,000)	$32,720,000)	$(23,384,000)

Earnings per share:
Basic and diluted		$(0.07)	$(0.08)	$(0.03)	$(0.02)

Weighted average shares outstanding:
Basic and diluted		99,796,247	77,851,165	104,361,658	78,780,617

See the accompanying notes to condensed consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

Condensed Consolidated Statement of Cash Flows

For the Nine Months Ended September 30, 2006 and 2005

(unaudited)

	Cumulative During Development Stage	2006	2005
Cash flows from operating activities
Net loss	$(32,720,000)	$(7,051,000)	$(6,007,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	255,000	62,000	42,000
Stock issued to pay expense	207,000	76,000	51,000
Stock compensation	3,922,000	1,380,000	376,000
Loss on investment in joint venture	22,000	—	—
Unsuccessful exploratory wells	3,368,000	483,000	1,708,000
Impairment expense	3,778,000	—	—
Gain on sale of assets	(8,000)	—	(8,000)
Interest expense—beneficial conversion feature	168,000	—	—
Decrease in inventory	—	82,000	—
(Increase) decrease in prepaids and other current assets	(141,000)	820,000	28,000
(Decrease) increase in accounts payable	2,807,000	(179,000)	1,739,000
Other, net	29,000	29,000	—

Net cash used in operating activities	(18,313,000)	(4,298,000)	(2,071,000)

Cash flows used in investing activities
Loss on investment in joint venture	(22,000)	—	—
Additions to unproved oil and gas properties	(25,162,000)	(11,102,000)	(7,213,000)
Additions to other property	(395,000)	(12,000)	(193,000)
Sale of oil and gas property	1,108,000	—	1,108,000
(Increase) decrease in restricted cash	—	1,250,000	(250,000)

Net cash used in investing activities	(24,471,000)	(9,864,000)	(6,548,000)

Cash flows from financing activities
Net proceeds from the issuance of notes payable	300,000	—	—
Net proceeds from the sale of common stock	43,356,000	8,308,000	10,039,000
Net proceeds from the exercise of options	403,000	247,000	—
Net proceeds from the exercise of warrants	8,191,000	784,000	—
Decrease in subscriptions receivable	250,000	—	250,000

Net cash provided by financing activities	52,500,000	9,339,000	10,289,000

Effect of exchange rate variances on cash	445,000	353,000	36,000
Increase (decrease) in cash and cash equivalents	10,161,000	(4,470,000)	1,706,000
Cash and cash equivalents—beginning of period	—	14,631,000	11,418,000

Cash and cash equivalents—end of period	$10,161,000	$10,161,000	$13,124,000

See the accompanying notes to condensed consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

Condensed Consolidated Statement of Comprehensive Income

and Changes in Accumulated Other Comprehensive Income

Inception (February 2000) Through September 30, 2006

(unaudited)

	Nine Months Ended September 30, 2006	Year Ended December 31,					Inception to December 31,
		2005	2004	2003	2002	2001	2000
Comprehensive Income

Net loss	$(7,051,000)	$(8,292,000)	$(8,004,000)	$(7,217,000)	$(2,130,000)	$(15,000)	$(11,000)
Foreign currency translation adjustment	353,000	96,000	(2,000)	—	(2,000)	—	—

Comprehensive loss	$(6,698,000)	$(8,196,000)	$(8,006,000)	$(7,217,000)	$(2,132,000)	$(15,000)	$(11,000)

Accumulated Other Comprehensive Income
Balance at inception							$—
Balance at beginning of year	$92,000	$(4,000)	$(2,000)	$(2,000)	$—	$—
Foreign currency translation adjustment	353,000	96,000	(2,000)	—	(2,000)	—	—

Ending balance	$445,000	$92,000	$(4,000)	$(2,000)	$(2,000)	$—	$—

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

In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net loss or stockholders’ equity.

Non-cash transactions

During the nine months ended September 30, 2006, 44,259 shares of common stock were issued as payment of consulting fees, valued at approximately $76,000. Additionally, we issued warrants valued at approximately $34,000 to placement agents in settlement of commissions earned on a private placement completed in September 2005. We recorded a liability at the time of the private placement and settled the liability by issuing warrants to the placement agent during the second quarter of 2006.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes- An interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The company must determine whether it is “more likely than not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the “more likely than not” recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly excludes income tax positions related to FASB Statement No. 5, Accounting for Contingencies. We will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our financial position, results of operations and cash flows, if any.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which establishes a formal framework for measuring fair values of assets and liabilities in financial statements that are already required by U.S. generally accepted accounting principles to be measured at fair value. SFAS 157 clarifies guidance in FASB Concepts Statement No. 7 which discusses present value techniques in measuring fair value. Additional disclosures are also required for transactions measured at fair value. No new fair value measurements are prescribed, and SFAS 157 is intended to codify the several definitions of fair value included in various accounting standards. Adoption is effective for all financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged. We are currently evaluating the effect of SFAS 157 on our financial position, results of operations and cash flows, if any.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108) regarding the process of quantifying financial statement misstatements. SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. Prior to the issuance of SAB 108, the two methods used for quantifying the effects of financial statement errors were the “roll over” and “iron curtain” methods. Under the “roll-over” method, the primary focus is the income statement, including the reversing effect of prior year misstatements. The “iron curtain” method focuses on the effect of correcting the ending balance sheet, with less importance on the reversing effects of prior year errors in the income statement. SAB 108 establishes a “dual approach” which requires the quantification of the effect of financial statement errors on each financial statement, as well as related disclosures. Public companies are required to the record the cumulative effect of initially adopting the “dual approach” method in the first year ending after November 16, 2006 by recording any necessary corrections to asset and liability balances with an offsetting adjustment to the opening balance of retained earnings. The use of this cumulative effect transition method also requires detailed disclosure of the nature and amount of each error being corrected and how and when they arose. We are currently evaluating the effect that SAB 108 may have on our financial position, results of operations and cash flows, if any.

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

Stock based compensation was $1,380,000 for the nine months and $382,000 for the three months ended September 30, 2006. The following table summarizes stock based compensation expense recognized under SFAS 123(R) for the nine and three months ended September 30, 2006 and for the nine and three months ended September 30, 2005, under APB 25 for employees and directors and SFAS 123 for technical advisors and consultants, which was allocated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Compensation	$1,140,000	$291,000	$303,000	$97,000
Other consulting and professional services	4,000	50,000	1,000	2,000
General and administrative	236,000	35,000	78,000	5,000

Stock based compensation expense	1,380,000	376,000	382,000	104,000
Tax benefit	—	—	—	—

Stock based compensation expense, net of tax	$1,380,000	$376,000	$382,000	$104,000

We had net operating loss carry forwards for federal income tax purposes and, under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes; we have a valuation allowance equal to the total amount of the deferred tax assets.

The following table illustrates the effect on net income and earnings per share for the nine and three months ended September 30, 2006 compared with the pro forma effect on net loss and loss per share for the nine and three months ended September 30, 2005 if we had applied the fair value recognition provisions of SFAS 123 to the Company’s stock options:

	Nine Months Ended September 30,		Three Months Ended September 30,
	Actual 2006	Pro Forma 2005	Actual 2006	Pro Forma 2005
Net loss as reported	$(7,051,000)	$(6,007,000)	$(2,913,000)	$(1,261,000)
Add:
Stock-based employee compensation costs included in net loss	1,140,000	291,000	303,000	97,000
Deduct:
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,140,000)	(1,056,000)	(303,000)	(332,000)

Pro forma net loss	$(7,051,000)	$(6,772,000)	$(2,913,000)	$(1,496,000)

Basic and diluted loss per share:
As reported	$(0.07)	$(0.08)	$(0.03)	$(0.02)

Pro forma	$(0.07)	$(0.09)	$(0.03)	$(0.02)

We calculated the estimated volatility for the nine and three months ended September 30, 2006 by averaging the historical daily price intervals for our common stock for the portion of the expected life that our shares were publicly traded and the historical daily price intervals of similar peer companies for the remaining period. The estimated volatility for the nine and three months ended September 30, 2005 was estimated by using historical daily and weekly price intervals for similar peer companies. The risk-free interest rate is based on observed U.S. Treasury rates appropriate for the expected lives of the options. The expected life during the nine and three months ended September 30, 2006 was determined based on the method provided in Staff Accounting Bulletin 107, as we do not have an adequate exercise history to determine the average life for the options with the characteristics of those granted in 2006. The expected life during the nine and three months ended September 30, 2005 was estimated on the exercise history with the options of similar characteristics.

Compensation expense for the grant determined under SFAS 123(R) for the nine and three months ended September 30, 2006 and 2005 was calculated using the Black Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,		Three Months Ended September 30,
	Actual 2006	Pro Forma 2005	Actual 2006	Pro Forma 2005
Dividend yield	0%	0%	0%	0%
Expected volatility	83%	50%	83%	50%
Risk-free interest rate	4.52%	3.64%	4.52%	3.94%
Expected life of options (in years)	6	3.8	6	3.1
Weighted average fair value per share at grant date	$1.21	$0.22	$1.21	$0.19

The following table summarizes stock option transactions during the nine months ending September 30, 2006:

	For the Nine Months Ended September 30, 2006
	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2006	9,786,000	$1.35
Granted	1,023,000	2.00
Exercised	(380,000)	0.65
Forfeited	(80,000)	2.00

Outstanding, September 30, 2006	10,349,000	$1.43

Options exercisable at September 30, 2006	7,137,100	$1.19

Weighted-average grant date fair value of options granted during the period		$1.21

The weighted average remaining contractual term for the exercisable options was 3.4 years at September 30, 2006. The intrinsic value for the outstanding options was $2,188,000 and for the exercisable options was $1,874,000 at September 30, 2006. There were no options granted or forfeited during the quarter ended September 30, 2006.

A summary of options outstanding as of September 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.65 to $1.00	4,536,000	3.6 years	$0.66	3,896,000	$0.66
$1.01 to $2.00	5,653,000	5.7 years	$2.00	3,081,100	$2.00
$2.01 to $4.40	160,000	1.5 years	$3.23	160,000	$3.23

	10,349,000			7,137,100

3. Liquidity

We are a development stage company, and having acquired an undeveloped natural resource, we have not established a source of revenue and do not expect to generate significant revenues prior to the second half of 2007. However, based on funds currently available to us, including funds raised subsequent to September 30, 2006, management believes that we have adequate cash resources to fund our operations and minimum contractual exploration and development operations in China through the third quarter of 2007. However, we expect we will need to raise additional funds by issuing debt or equity prior to the fourth quarter 2007 to continue to operate and explore and develop our projects in China during 2007 and thereafter.

4. Property and Equipment

Property and equipment includes the following:

	September 30, 2006	December 31, 2005
Unproved leasehold costs	$375,000	$375,000
Unevaluated wells costs	20,139,000	9,522,000
Furniture and equipment	358,000	377,000

	20,872,000	10,274,000
Accumulated depreciation and amoritzation	(245,000)	(187,000)

	$20,627,000	$10,087,000

Unevaluated well costs include our exploratory well costs pending determination of whether proved reserves have been discovered. The capitalized exploratory well costs pending determination of proved reserves were $20,139,000 at September 30, 2006. The costs at September 30, 2006 relate to wells which have been completed for less than one year but which have not been attributed proved reserves.

During the nine months ended September 30, 2006, we completed drilling two slim hole vertical wells in the Yunnan Province, which we intend to utilize to locate the targeted coal seam, enhance geologic control and improve our knowledge of the local structure with the objective of enabling us to better target our horizontal drilling. We have determined that we will not develop these slim hole vertical wells further. Accordingly, we charged approximately $394,000 to exploration expense related to these wells in the first nine months of 2006 as they did not qualify for continued capitalization.

Depreciation expense for the nine months ended September 30, 2006 and 2005 was approximately $62,000 and $42,000, respectively. Depreciation expense for the three months ended September 30, 2006 and 2005 was approximately $20,000 and $19,000, respectively.

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

Proxy Contest

On September 15, 2006, we received a stockholder’s notice of intent to present a stockholder proposal and to nominate for election a majority of the directors at our 2006 annual meeting of stockholders scheduled to be held on December 15, 2006. On October 12, 2006, upon the unanimous recommendation of the Nominating and Corporate Governance Committee, the board of directors, with the exception of Mr. Tim Whyte, unanimously voted not to nominate the stockholder’s proposed slate of candidates as it determined that it is not in the best interest of our company or our stockholders. On October 30, 2006, the stockholder filed a preliminary proxy statement with the SEC indicating its intent to go forward and nominate its slate of candidates to the board of directors at our 2006 annual meeting of stockholders. Therefore, we are facing a proxy contest. For further discussion of the proxy contest, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” contained herein. As a result of this proxy contest, we could incur significant additional costs, including legal and advisory fees that could negatively impact our financial results. We currently estimate that our expenses related to the solicitation in excess of those normally spent for an annual meeting as a result of the proxy contest (excluding salaries and wages of our employees and officers) will be approximately $875,000, of which approximately $188,000 has been spent to date. Additionally, if the stockholder proposal is successful, we cannot predict what actions will be taken by the new board of directors. The stockholder has indicated in its filings with the SEC that to the extent legally permissible, it will seek reimbursement from the company for the costs of its solicitation efforts. The stockholder also indicated in its filings with the SEC that it does not currently intend to submit approval of such reimbursement to a vote of the stockholders of the company at a subsequent meeting unless required to do so by law. Accordingly, if the stockholder’s proposal is successful, the new board of directors may require that the company reimburse the stockholder for the costs it incurred in its solicitation efforts. Based on our review of the stockholder’s preliminary proxy statement filed with the SEC on October 30, 2006, an estimate of the stockholder’s proxy solicitation costs is currently not available.

Furthermore, the employment agreements of Michael R. McElwrath and Bruce N. Huff provide for certain payments upon their termination within 24 months following a “change of control” as defined in the employment agreements. Certain of our other contractual agreements may also require certain payments upon a “change of control” as defined in such agreements. If the stockholder proposal is successful, it is possible that we may be required to make additional payments to the parties to such agreements. For further discussion, see Part II, “ Item 1A—Risk Factors—If the stockholder proposal to nominate persons for election as directors at our 2006 annual meeting of stockholders is successful, a change of control provision in certain employment agreements with our executive officers and our other contractual agreements could be triggered.”

Shanxi Province Agreements

We serve as operator under the production sharing contracts to develop the Shouyang Block and Qinnan Block in the Shanxi Province. The term of the production sharing contract with China United Coalbed Methane Corp., Ltd. (CUCBM) consists of a three-

phase exploration period, a development period and a production period. The exploration period is divided into three phases called Phase I, Phase II and Phase III. We have completed our Phase I and II obligations under the Shanxi Agreements. We have completed drilling three wells on the Shouyang Block, and we spudded our fourth horizontal well in the Shouyang Block in September 2006. Additionally, we have acquired 2D seismic data in the Qinnan Block. These activities are described below:

•	FCC-HZ01—total depth 540 meters (1,770 feet) and 2,500 meters (8,200 feet) in coal seam. In November 2005, we completed drilling the first of the two horizontal wells in the Shouyang Block. We completed a workover of the first horizontal well in the Shouyang Block (FCC HZ01) in August 2006. Although the well had achieved continuous production, we completed the workover with an expectation to increase production. While, subject to periodic maintenance, we have achieved continuous gas flow from the well. Following completion of the workover, the volumes have increased; however, the volume being produced is still small and the data obtained is not yet sufficient to be able to project peak gas production.

•	FCC-HZ02—total depth 640 meters (2,100 feet) and 2,700 meters (8,850 feet) in coal seam. In December 2005, we spudded the second horizontal well in the Shouyang Block. We completed drilling the FCC-HZ02 well in February 2006, and we are dewatering the well to allow for potential gas production. We are planning a workover on this well as we believe we can improve the dewatering process.

•	FCC-HZ03—total depth 561 meters (1,840 feet) and 330 meters (1,075 feet) in coal seam. In April 2006, we spudded the third horizontal well in the Shouyang Block. We completed drilling the FCC-HZ03 well in May 2006, and, while subject to periodic maintenance, we have achieved continuous gas flow. At this early stage, the volume being produced is still small and the data obtained is not yet sufficient to be able to project peak gas production.

•	FCC-HZ04—In September 2006, we spudded the fourth horizontal well in the Shouyang Block. We are currently drilling this well and anticipate drilling approximately 800 meters in the coal seam. During October 2006, certain tools were lost in hole during our drilling efforts, and we have been unable to retrieve the tools. We will be required to pay the vendor for the lost tools during the fourth quarter, which we estimate to be approximately $200,000. We are continuing drilling the well, and we believe this well will be completed in November.

•	Qinnan Block seismic data—We have acquired 20 to 25 kilometers of 2D seismic data to assist us in planning for future wells, including our first horizontal well on the Qinnan Block.

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

We must bear all exploration costs for discovering and evaluating CBM-bearing areas during Phase II. At the end of Phase II, ConocoPhillips China Inc. (Phillips) elected to retain an overriding royalty interest up to 3.5% of the total participating interest. Prior to the beginning of the development period of any CBM field in the Shanxi project, CUCBM may elect to participate in the development of that CBM field at a level of between zero and 30%. Therefore, depending upon whether CUCBM elects to participate in the project, our working interest will range from 70% (assuming full participation by CUCBM) to 100% (assuming CUCBM chooses not to participate), and our revenue interest will range from 66.5% (assuming full participation by CUCBM) to 96.5% (assuming CUCBM chooses not to participate).

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

Production Sharing Contract for Yunnan Province

We serve as operator under the production sharing contract to develop the Enhong and Laochang areas in Yunnan Province. The term of the production sharing contract with CUCBM consists of a two-phase exploration period, a development period and a production period. We completed our Phase I obligations, which required us to drill and complete three wells on the project, perform a hydraulic fracture and test of one of these three wells and drill two slim hole vertical wells. We are currently in Phase II of the exploration period, which requires that we drill one horizontal well with a minimum of two laterals by July 1, 2007 to satisfy the original requirement of eight pilot development wells on the Enhong and Laochang areas. Testing of two slim hole vertical wells is completed, and we plan to utilize the results of those tests to locate the targeted coal seam, enhance geologic control and improve our knowledge of the local structure with the objective of enabling us to better target our horizontal drilling. We plan to spud this well during the fourth quarter of 2006.

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

The Exchange Act and SEC rules require that a person or group of persons who acquire beneficial ownership of more than 5% of a class of equity securities that are registered under the Exchange Act must report their holdings in a Schedule 13D. The Schedule 13D must be filed with the SEC within 10 days after becoming 5% stockholders, and such stockholders must thereafter report changes in their beneficial ownership of their securities. In addition, Section 16(a) of the Exchange Act generally requires that beneficial owners of more than 10% of a class of stock that is registered under the Exchange Act report changes in their holdings within 48 hours of an acquisition or disposition of the securities.

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

6. Income Taxes

During the third quarter 2006, we implemented a restructuring plan under which we formed Far East Energy (Bermuda), Ltd. (FEEB), our wholly-owned subsidiary organized under the laws of Bermuda. We transferred to FEEB substantially all of our assets relating to operations in the PRC. Subsequent to the restructuring, we own primarily the outstanding capital stock of our subsidiaries, including FEEB, and cash and cash equivalents. FEEB is a Bermuda company, and Bermuda does not currently impose corporate income taxes.

For U.S. income tax purposes, the restructuring resulted in a reduction in both our net operating loss carry forwards and temporary differences attributable to these assets. Accordingly, our deferred tax assets and valuation allowance related to the foreign assets were reduced. At September 30, 2006, we had net operating loss carry forwards for federal income tax purposes of approximately $2,054,000, which will expire beginning in 2016. The valuation allowance at September 30, 2006 was approximately $1,655,000.

7. Stockholders’ Equity

	Common Stock		Additional Paid in Capital	Number of Warrants Outstanding	Number of Options Outstanding
	Number of Shares	Par Value
Balance, January 1, 2006	97,147,222	$97,000	$47,119,000	11,862,601	9,786,000
Issuances	6,696,549	7,000	8,411,000	92,287	1,023,000
Exercise of warrants	536,350	1,000	783,000	(547,799)	—
Exercise of options	380,000	—	247,000	—	(380,000)
Forfeitures	—	—	—	(1,208,000)	(80,000)

Balance, September 30, 2006	104,760,121	$105,000	$56,560,000	10,199,089	10,349,000

Issuances of Common Stock

We issued 44,259 shares of our common stock in the first nine months of 2006 under a contract for investor relations and consulting services. We value the services at the price of the stock on the day of the month they are awarded. The securities, which were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act.

On June 30, 2006, we accepted subscription agreements for the purchase of 6,622,222 shares of our common stock in a private placement for total gross proceeds of approximately $8.9 million, which settled in July 2006. We paid $603,000 as placement agent and advisory fees, including approximately $101,000 to Sofaer Capital, Inc. to perform certain advisory services. Sofaer Capital, Inc. has common ownership with certain investors outside the United States which we believe beneficially owned in aggregate at the time of the private placement approximately 15.6 million shares of our common stock and warrants to purchase approximately 6.9 million shares of our common stock. Sofaer Capital Natural Resources Hedge Fund, an affiliate of Sofaer Capital, Inc., purchased 600,000 shares of our common stock in the private placement. Additionally, Mr. Tim Whyte serves as a representative of the investors and currently is a director of the company. In conjunction with this offering, an investor purchased 30,068 shares of our common stock for total gross proceeds of approximately $41,000. The shares were offered pursuant to the terms of the Stock Subscription Agreement dated December 21, 2004 between us and certain investors. The proceeds of this private placement will be used to finance a portion of our operations in China and for general corporate purposes. In connection with this private placement, we entered into a registration rights agreement, which provides, among other things, that we have the right to suspend for a reasonable period of time not to exceed 60 days during any 90 day period and, in the aggregate, 90 days during any 365 day period, the effectiveness of the registration statement under specified circumstances with respect to financing, acquisition, recapitalization, reorganization or certain other transactions. If this suspension of the registration statement (other than by reason of a potential merger, consolidation or other acquisition transaction) exceeds 90 days, we must pay in cash to each investor liquidated damages in the amount of 1.0% of the aggregate purchase price paid by such investor per month thereafter (pro rata for any portion thereof) until the earlier of the date on which the investor is advised that the suspension is lifted or June 30, 2008. The securities were offered and sold to investors in a private placement transaction made in reliance upon exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended, under section 4(2) of the Securities Act of 1933, as amended.

Resale Restrictions

On September 30, 2006, we had 104,760,121 shares of common stock outstanding, of which 47,905,507, or 45.7%, were subject to resale restrictions.

Stock Incentive Plan

The Far East Energy Corporation 2005 Stock Incentive Plan (the Plan), permits the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, consultants and members of the board of directors. The Plan provides that the maximum number of shares of our common stock with respect to which awards may be granted is 3,500,000 shares, subject to adjustment in accordance with the provisions of the Plan. As of September 30, 2006, we have approximately 1,817,000 shares available under the Plan.

Warrants Outstanding

The exercise price for warrants outstanding at September 30, 2006 is as follows:

Exercise Price Range	Weighted Average Remaining Life	Number of Common Shares Represented by Warrants
$0.65 - $1.00	2.3	395,814
$1.01 - $1.50	1.2	674,212
$2.01 and higher	1.0	9,129,063

		10,199,089

7. Subsequent Event

In October 2006, we consummated offerings of 18,862,221 shares of our common stock for total gross proceeds of approximately $16.98 million. In connection with the private placement, we paid approximately $329,000 in commissions and advisory fees. We intend to use the net proceeds to continue the drilling, completion and testing of coalbed methane wells in China and for general corporate purposes. The shares were sold under our Registration Statement on Form S-3 (File No. 333-132631).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2005, the financial statements and related notes in this report and the risk factors in our annual report on Form 10-K for the year ended December 31, 2005, as updated in our quarterly reports on Form 10-Q.

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

When you consider these forward-looking statements, you should keep in mind these factors, the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2005 under “Item 1A. Risk Factors”, as updated in our quarterly reports on Form 10-Q and in other filings with the SEC and the other cautionary statements in this report. Our forward-looking statements speak only as of the date made. All subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.

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

Our operations concentrate on CBM exploration and development in the Shanxi Province in northern China and in the Yunnan Province in southern China. During the third quarter of 2006, we continued to work toward our objective to generate commercial gas production and achieve gas sales revenue as soon as possible. Through our drilling activity, we believe that our wells have high permeability and high gas content. If the wells drilled in those areas behave as wells drilled in similar basins in the U.S. and Australia, we believe our wells should result in longer dewatering periods but potentially longer production periods, as well. We believe that we can achieve our objective by executing our operation plan, which consists of increasing the density of drilling surrounding our first and third horizontal wells drilled in the Shouyang Block of the Shanxi Province by drilling patterns of appropriately spaced short-radius horizontal wells.

We have achieved continuous gas production, subject to periodic maintenance, in our first and third horizontal wells in the Shouyang Block of our Shanxi Province project. At this early stage, the volume being produced while dewatering is still small and the data obtained is not yet sufficient to be able to project the peak gas production volume or to be able to conclude whether the well will produce gas in commercial volumes. The second horizontal well is not producing coalbed methane gas as it is undergoing dewatering and production testing. We plan to perform a workover of this well in the fourth quarter to increase the rate at which we can dewater the well and progress to continuous production. We are currently drilling our fourth horizontal well in the Shouyang Block of the Shanxi Province. We incurred exploration and development costs of approximately $12.0 million in the Shanxi Province and approximately $0.6 million in the Yunnan Province during the nine months ended September 30, 2006.

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

We have not recognized any revenues from our operations and do not anticipate recognizing significant revenues prior to the second half of 2007. We incurred a net loss of approximately $7.1 million for the nine months ended September 30, 2006, and we expect to incur losses and negative cash flows for the foreseeable future. As we are a development stage company concentrating on exploration and development of CBM, our expenditures primarily consist of geological and engineering services, exploration costs and travel expenses between our headquarters and China. Our expenses also consist of consulting and professional services (including fund raising expenses), compensation, legal and accounting and general and administrative expenses which we incur in order to address necessary organizational activities.

In October 2006, we sold 18,862,221 shares of our common stock which resulted in net proceeds of approximately $16.6 million. Based on funds currently available to us, management believes that we have adequate cash resources to fund our operations and exploration and development operations in China through the third quarter 2007, including the proxy contest. During 2006, we estimate total capital expenditures in China will be approximately $21.6 million and our total operating expenditures will be $8.9 million. We will also require resources to fund significant capital expenditures for exploration and development activities and to fund operating expenses in future periods. As we do not have a source of revenue, we will require additional financing in order to continue our exploration and development in China and sustain our operating losses. We intend to finance our operations by various methods, which might include issuing equity securities, the continued exercise of warrants issued to investors in conjunction with the previously completed private offerings, and entering into farmout agreements and other arrangements with strategic partners, among other alternatives. If we fail to raise the necessary funds to complete our exploration activities, and we cannot obtain extensions to the requirements under our production sharing contracts, we would not be able to successfully complete our exploration activities, and we may lose rights under our production sharing contracts.

Recent Developments

Proxy Contest

On September 15, 2006, the board of directors received a notice of intent from a stockholder, a Cayman Islands hedge fund, Sofaer Capital Global Hedge Fund, on behalf of itself and certain other persons who have agreed to act together with the Sofaer Capital Global Hedge Fund, or the Sofaer Group, for the purpose of voting shares of our common stock to nominate certain candidates for election to the board of directors at our 2006 annual meeting of stockholders scheduled to be held on December 15, 2006. The Nominating and Corporate Governance Committee reviewed the information supplied by the Sofaer Group regarding their candidates in the context of the current composition of the board of directors, our operating requirements and the long-term interests of our stockholders. The Nominating and Corporate Governance Committee also reviewed the qualifications of the existing directors and of a new candidate proposed by management, Mr. C.P. Chiang, under the same criteria as the Sofaer Group’s slate of candidates. The Nominating and Corporate Governance Committee also requested, received and reviewed additional information from all proposed candidates. On October 12, 2006, upon the unanimous recommendation of the Nominating and Corporate Governance Committee, the board of directors, with the exception of Mr. Tim Whyte, unanimously voted not to nominate the Sofaer Group’s proposed slate of candidates, as it determined that it is not in the best interest of our company or our stockholders and instead to nominate Messrs. John C. Mihm, Michael R. McElwrath, C.P. Chiang, Donald A. Juckett, Randall D. Keys and Thomas E. Williams.

On October 30, 2006, the Sofaer Group filed a preliminary proxy statement with the SEC indicating its intent to go forward and nominate its slate of candidates to the board of directors at our 2006 annual meeting of stockholders. We are facing a proxy contest. Management has been and will continue to be required to expend substantial time and energy on the proxy contest, which may have the effect of diverting management’s primary attention and focus from our operations and fund raising initiatives. We have incurred and expect to continue to incur significant additional costs associated with the proxy contest, including legal and advisory fees that may negatively impact our financial results. We currently estimate that our expenses related to the solicitation in excess of those normally spent for an annual meeting as a result of the proxy contest (excluding salaries and wages of our employees and officers) will be approximately $875,000, of which approximately $188,000 has been spent to date. Also, the Sofaer Group has indicated in its filings with the SEC that to the extent legally permissible, it will seek reimbursement from the company for the costs of its solicitation efforts. The Sofaer Group indicated in its filings with the SEC that it does not currently intend to submit approval of such reimbursement to a vote of the stockholders of the company at a subsequent meeting unless it is required to do so by law. Accordingly, if the Sofaer Group’s proposal is successful, the new board of directors may require that the company reimburse the Sofaer Group for the costs it incurred in its solicitation efforts. Based on our review of the Sofaer Group’s preliminary proxy statement filed with the SEC on October 30, 2006, an estimate of the Sofaer Group’s proxy solicitations cost is not currently available.

Additionally, certain of our employment agreements and other contractual agreements may also require certain payments upon a “change of control” as defined in such agreements. If the Sofaer Group’s proposal is successful, it is possible that we may be required to make additional payments to the parties to such agreements. We may also experience management and employee distraction and may have difficulty attracting and retaining employees as a result of the uncertainty that often accompanies this type of event.

We are scheduled to hold our 2006 annual meeting of stockholders on December 15, 2006, and we filed a definitive proxy statement with the SEC on October 27, 2006 in connection with the meeting. The proxy statement was mailed to our stockholders on or about October 31, 2006. Our stockholders are strongly advised to read the proxy statement and the accompanying WHITE proxy card and any other relevant documents filed with the SEC as they become available because they will contain important information. Stockholders will be able to obtain the proxy statement as well as any amendments or supplements to the proxy statement and any other documents that we file with the SEC for free on the SEC’s website. Their website is located at www.sec.gov. Copies of the proxy statement and any amendments and supplements to the proxy statement will also be available for free at our website at www.fareastenergy.com or by writing to the Secretary of Far East Energy, 400 N. Sam Houston Parkway East, Suite 205, Houston, Texas 77060. You can also request copies of the proxy materials, when they become available, from our proxy solicitor, Innisfree M&A Incorporated. Their toll-free number is 1-877-456-3442.

Corporate Restructuring

On March 15, 2005, our board of directors, upon the recommendation of management, approved the adoption of a restructuring plan authorizing us (upon satisfaction of certain conditions) to transfer to FEEB, our wholly-owned subsidiary organized under the laws of Bermuda, all or substantially all of our assets relating to our operations in the PRC, and on May 27, 2005, our stockholders approved the restructuring plan. We executed the transfer of these assets in August 2006. We have become principally a holding company, with our operations in the PRC being conducted by FEEB. Therefore, we have no direct operations and do not own significant amounts of assets other than the outstanding capital stock of our subsidiaries, including FEEB, and cash and cash equivalents. The implementation of the restructuring plan has had no effect on the presentation of our consolidated financial statements. We continue to report our financial operations and condition on a consolidated basis.

Results of Operations

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005 and with the financial statements and notes thereto included in this report. Comparisons made between reporting periods herein are for the nine and three months ended September 30, 2006 as compared to the nine and three months ended September 30, 2005.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2006	2005	Percent change	2006	2005	Percent change
Geologic and engineering services	$299,000	$27,000	1007%	$157,000	$1,000	15600%
Exploration costs	513,000	1,791,000	-71%	—	79,000	-100%
Lease operating expense	958,000	—	—	958,000	—	—
Other consulting and professional services	940,000	900,000	4%	401,000	315,000	27%
Compensation	2,394,000	1,277,000	87%	589,000	410,000	44%
Travel	374,000	325,000	15%	135,000	95,000	42%
Legal and accounting	667,000	1,126,000	-41%	253,000	205,000	23%
General and administrative	1,199,000	702,000	71%	543,000	208,000	161%

Total	$7,344,000	$6,148,000	19%	$3,036,000	$1,313,000	131%

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Geologic and engineering services increased as a result of increased activity in our China operations, including the 2D seismic data gathered in Qinnan Block in the Shanxi Province.

Exploration costs for the nine month period ended September 30, 2006 consist of the expense to drill the two slim hole vertical wells in the Yunnan Province, which we intend to utilize to locate the targeted coal seam, enhance geologic control and improve our knowledge of the local structure with the objective of enabling us to better target our horizontal drilling. We have determined that we will not develop these slim hole vertical wells further. Accordingly, we charged approximately $394,000 to exploration expense related to these wells in the first nine months of 2006. The remaining exploration costs include additional costs incurred during the nine months ended September 2006 on wells which we previously determined we would not continue to capitalize. During the nine months ended September 30, 2005, we expensed the drilling costs related to two slim hole wells and two vertical wells in the Yunnan Province, approximately $1.8 million.

The first horizontal well in the Shouyang Block in the Shanxi Province was completed in December 2005. Although the well, while subject to periodic maintenance, has achieved continuous gas production, at this early stage, the volume being produced while dewatering is still small and the data obtained is not yet sufficient to be able to project the peak gas production volume or to be able to conclude whether the well will produce gas commercially. Under FASB Staff Position FAS 19-1, Accounting for Suspended Well Costs, exploratory well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well, and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. FSP 19-1 provides a list of indicators that an enterprise is making sufficient progress, including existence of agreements with governments, lenders and venture partners and existence of firm plans, established timetables, or contractual commitments. We are currently in the process of developing our overall development plan for the Shouyang Block of the Shanxi Province. We plan to present the overall development plan to CUCBM prior to the end of 2006; however, the plan is subject to the approval by CUCBM, and we can make no assurances we will have a completed overall development plan by the one year anniversary of the completion of the first horizontal well. If we do not meet the qualifications under FSP 19-1, we will be required to assess the costs related to the well and determine whether we will need to expense those costs. Additionally, the second horizontal well was completed in February 2006. Similar to the first horizontal well, if the overall development plan is not approved, the costs related to this well would need to be written off. The expensing of the wells costs is a requirement under the successful efforts method of accounting, and may result in well costs being expensed, although the well is not abandoned and may ultimately be a producing well in the future. If the stockholder’s proposal is successful, we cannot predict what impact the change in our board of directors will have on the submission and approval of the overall development plan and our operations in the PRC.

Lease operating costs for the nine months ended September 30, 2006 are production costs related to the first and third horizontal wells in the Shouyang Block in the Shanxi Province, which have achieved continuous production, and the workover costs related to the first horizontal well. The workover on the first horizontal well was initiated as management expected that production could be increased from the same producing zone by inserting a liner to reduce maintenance on the pumps. The workover has been completed, and the well has returned to continuous, increased production, although the production is small and the data obtained is not yet sufficient to be able to project peak gas production. We expect to experience additional lease operating costs as the second horizontal well is expected to be worked over and as any additional wells achieve continuous production.

Other consulting and professional fees increased year over year in the third quarter of 2006 due primarily to the costs related to the proxy contest described further above under “Recent Developments”. We anticipate that these costs will continue to increase in the fourth quarter as a result of the proxy contest.

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

Travel costs for the nine months ended September 30, 2006 and 2005 were comparable as the level of travel for fund raising and travel to China remained similar year to year. However, we expect to experience an increase in travel costs in the fourth quarter, due to increased travel to the PRC as a result of our operations and due to the proxy contest as described further above under “Recent Developments”.

Legal and accounting expenses have decreased in the first nine months of 2006 compared to the first nine months of 2005 as a result of reduction in legal fees. The reduction in legal fees is primarily attributed to a decrease in costs related to our corporate restructuring and filings with the SEC, partially offset by increased legal fees related to the proxy contest. However, we expect to experience an increase in legal expenses in the fourth quarter, due to the proxy contest described further above under “Recent Developments”.

General and administrative expense increased primarily due to the adoption of SFAS 123(R) to record options granted to our board of directors. To a lesser extent, the increase is due to an increase in office rent expense in the Houston and Beijing offices, the addition of our Taiyuan City office, increased depreciation for office equipment and increased communications charges between our Houston and Beijing offices due to the increased operations activity. We expect to continue to experience an increase in these costs in the fourth quarter due to the proxy contest described further above under “Recent Developments”.

Interest income increased as a result of the increased cash balances bearing interest at rates which have increased.

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Geologic and engineering services increased as a result of increased activity in our China operations, including the 2D seismic data gathered in the Qinnan Block in the Shanxi Province during the third quarter.

Exploration costs for the three month period ended September 30, 2006 decreased to zero, as no additional well costs were written off in the third quarter. During the three months ended September 30, 2005, we expensed the exploration fees assessed by CUCBM and passed on to us of approximately $79,000. As described above, the exploration costs may increase in the fourth quarter if we can no longer capitalize the first horizontal well.

Lease operating costs for the three months ended September 30, 2006 are production costs related to the first and third horizontal wells in the Shouyang Block in the Shanxi Province, which have achieved continuous production, and the workover costs related to the first horizontal well. The workover on the first horizontal well was initiated as management expected that production could be increased from the same producing zone by inserting a liner to reduce maintenance on the pumps. The workover has been completed, and the well has returned to continuous, increased production, although the production is small and the data obtained is not yet sufficient to be able to project peak gas production. We expect to experience additional lease operating costs as the second horizontal well is expected to be worked over and as any additional wells achieve continuous production.

Other consulting and professional fees increased in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, as a result of consulting fees related to the proxy contest described further above under “Recent Developments”. We anticipate that these costs will continue to increase in the fourth quarter as a result of the proxy contest.

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

Travel costs increased in the three months ended September 30, 2006, compared to the three months ended September 30, 2005 due to increased travel to China as our operational activity increased. We expect continued increases in the fourth quarter due to increased travel to the PRC as a result of our operations and due to the proxy contest described further above under “Recent Developments”.

Legal and accounting expenses have increased in the three months ended September 30, 2006, compared to the three months ended September 30, 2005 primarily as a result of increased legal consultation regarding the proxy contest, described further above under “Recent Developments”. Although legal fees related to our corporate restructuring and filings with the SEC have decreased, we expect an increase in legal and accounting fees in the fourth quarter related to the proxy contest.

General and administrative expense increased in the three months ended September 30, 2006, compared to the three months ended September 30, 2005, primarily due to the adoption of SFAS 123(R) to record options granted to our board of directors. To a lesser extent, the increase is due to an increase in office rent expense in the Houston and Beijing offices, the addition of our Taiyuan City office, increased depreciation for office equipment and increased communications charges between our Houston and Beijing offices due to the increased operations activity. We expect to continue to experience an increase in these costs in the fourth quarter due to the proxy contest described further under “Recent Developments”.

Interest income increased for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, primarily due to increased cash balances and increased interest rates.

Capital Resources and Liquidity

We have no source of revenue or cash flow from operations, and our primary source of cash flow has been cash proceeds from private placements of our common stock in June and October 2006 and the last quarter of 2005. Based on funds currently available to us, we believe that we have adequate cash resources to fund our operations and exploration and development operations in China through the third quarter 2007. However, to continue to operate and explore and develop our projects in China, we expect we will need to raise additional funds prior to the fourth quarter 2007.

Cash flow

As of September 30, 2006, our cash and cash equivalents were $10,161,000. Cash and cash equivalents excluding $1,250,000 of restricted cash was $14,631,000 as of December 31, 2005.

Cash used in operating activities for the nine months ended September 30, 2006 was $4,298,000 as compared to cash used in operating activities for the same period of 2005 of $2,071,000. This increase is primarily due to an increase in cash expenses, such as lease operating, compensation and general and administrative partially offset by decreases in legal and accounting.

Cash used in investing activities increased to $9,864,000 for the nine months ended September 30, 2006 as compared to $6,548,000 for the same period in 2005. This increase is primarily attributable to approximately $11.1 million of cash used for additions to our unproved oil and gas properties offset by the receipt of approximately $1.2 million in cash from the termination of the escrow agreement for the Shanxi Province projects, compared to $7.2 million used for additions to our unproved oil and gas properties for the nine months ended September 30, 2005, offset by the sale of our Montana properties in the same period of 2005. The increase in cash used for additions to our unproved oil and gas properties was a result of the completion of drilling the second and third horizontal wells and commencing drilling operations on fourth horizontal wells in the Shanxi Province, the dewatering to allow for potential gas production of the three horizontal wells in the Shanxi Province and costs to drill two slim hole vertical wells in the Yunnan Province.

Cash provided by financing transactions was $9.3 million for the nine months ended September 30, 2006 as compared to $10.3 million for the same period in 2005. The difference is primarily due to the offering size in June 2006 as compared to the offering completed in September 2005. During the first nine months of 2006, 547,799 warrants sold in previous offerings were exercised.

Capital Resources and Requirements

Our board of directors has the authority, without further action by the stockholders, to issue up to 500.0 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500.0 million shares of common stock authorized under our charter documents, of which 104.8 million shares was issued and outstanding as of September 30, 2006. The issuance of preferred stock could have the effect of restricting dividends on the common stock or delaying or preventing our change in control without further action by the stockholders. While we have no present plans to issue any shares of preferred stock, we may need to do so in the future in connection with capital raising initiatives. In addition, we may issue additional shares of common stock in connection with fundraising activities. The issuance of additional common stock would also have a dilutive impact on our stockholders’ ownership interest in our company.

The exploration and development of coal bed methane gas reserves requires substantial capital expenditures. We have completed our Phase I and II obligations under the Shanxi Agreements. We have also completed our Phase I obligations under the Yunnan Province production sharing contract. In order to reduce our investment in a particular project, we may form joint ventures and seek joint venture partners to share the costs. We incurred $12.6 million of costs related to the exploration and development during the nine months ended September 30, 2006. We anticipate that cash expenditures for planned 2006 exploration and development activities would include:

•	Shanxi Province Phase II. We completed drilling the first three horizontal wells, and the first and third horizontal wells are, subject to periodic maintenance, producing continuously. We completed a workover on the first horizontal well, expecting to increase production. The workover is completed, and the well is producing continuously. The first and third wells are producing small amounts, and the data obtained is not yet sufficient to be able to project peak gas production. We completed drilling the second horizontal well in February 2006, and we are dewatering this well. We expect to workover the second horizontal well, as management believes it will enhance the dewatering process and potential for continuous production. We expect to incur capital expenditures associated with these Phase II obligations of approximately $17.9 million, of which we have incurred $17.6 million through September 30, 2006.

•	Yunnan Province Phase II. We elected to continue to Phase II. Our obligations will require us to drill at least one additional horizontal well with a minimum of two laterals. Our Phase II obligations are required to be completed by July 1, 2007. We completed drilling two slim hole vertical wells in the quarter ended March 31, 2006 for a total cost of approximately $394,000 to provide data we plan to utilize to locate the targeted coal seam, enhance geologic control, and improve our knowledge of the local structure, with the objective of enabling us to better target our horizontal drilling. We plan to drill the first horizontal well to satisfy the commitment in Phase II by July 1, 2007, which is expected to cost approximately $2.2 million. We plan to begin drilling operations in the fourth quarter of 2006. We expect to incur capital costs associated with these Phase II obligations of approximately $2.6 million.

•	Consulting Expenditures for Phase II for Shanxi and Yunnan Provinces. We have engaged consultants to assist with the three horizontal wells to be drilled in the Shanxi Province and one well in the Yunnan Province. We have incurred consulting costs related to the drilling of these three wells of approximately $1.3 million through September 30, 2006.

•	Shanxi Province Phase III. We elected to continue to Phase III, and our total work commitment in Phases II and III will consist of a total of 12,000 meters of horizontal drilling in coal seam. The wells which we have drilled to date total approximately 6,000 meters, and we currently have a well in progress that we expect to achieve 800 meters in the coal seam. We spudded the number four horizontal well in September 2006 and continue to drill the well, which we believe will be completed in November 2006. We expect to incur costs related to this well of $2.3 million, of which we have incurred $700,000. We have also acquired 2D seismic data to be used to plan for our first horizontal well in the Qinnan Block. We will be required to drill additional wells to achieve the 12,000 meters or to seek an amendment to the agreements. Phase III terminates on July 1, 2007.

If our operating requirements differ materially from those currently planned, we may require more financing than currently anticipated.

We will also require resources to fund significant capital expenditures for exploration and development activities and to fund operating expenses in future periods. We do not anticipate recognizing significant revenues prior to the second half of 2007. CBM projects traditionally require multiple wells to properly dewater the coal and generate predictable volumes of gas. It is not yet possible to predict volumes so decisions about marketing the CBM cannot yet be made. We may transport our CBM through pipelines or by compressing or liquefying the CBM for transportation.

Currently, two pipelines traverse China in proximity to our Shanxi Province projects; however, we would need to construct two short connecting pipelines, which we estimate will cost approximately $9 million. If CUCBM elects a 30% working interest in our Shanxi Province projects, our net costs would be approximately $6.3 million. Currently, intra-provincial pipelines are planned in the Shanxi Province in proximity to our fields. If those pipelines are completed, it may reduce our costs to construct pipelines to connect to a larger pipeline. Should we elect to construct the connecting pipelines, there is no assurance that any of the existing pipelines we might connect to in the future will have sufficient capacity available to meet our requirements. CBM sales from the Shanxi Province can also be achieved through development of an LNG plant. No LNG plant exists near our properties in the Shanxi Province. We estimate that a 100-ton per day LNG facility, which would liquefy approximately five million cubic feet of gas per day, would cost approximately $10 to $15 million to construct. We estimate that a 1,000-ton per day facility capable of liquefying 50 million cubic feet of gas per day would cost approximately $75 million. To generate revenue in China prior to the point at which production reaches pipeline quantities, we may elect to install compressors and produce compressed natural gas (CNG), which could be sold to local communities. We estimate that this alternative would cost approximately $650,000 for each compressor facility which is capable of processing 2,000 Mcf per day.

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

We also anticipate an increase in cash used for operations as a result of the proxy contest, which is described above under “Recent Developments”. We could incur significant additional costs, including legal and advisory fees that could negatively impact our financial results. We currently estimate that our expenses related to the solicitation in excess of those normally spent for an annual meeting as a result of the proxy contest (excluding salaries and wages of our employees and officers) will be approximately

$875,000, of which approximately $188,000 has been spent to date. We currently anticipate that we will pay these costs out of currently available funds. Additionally, if the stockholder proposal is successful, we cannot predict what actions will be taken by the new board of directors. The stockholder has indicated in its filings with the SEC that to the extent legally permissible, it will seek reimbursement from the company for the costs of its solicitation efforts. The stockholder also indicated in its filings with the SEC that it does not currently intend to submit approval of such reimbursement to a vote of the stockholders of the company at a subsequent meeting unless it is required to do so by law. Accordingly, if the stockholder’s proposal is successful, the new board of directors may require that the company reimburse the stockholder for the costs it incurred in its solicitation efforts. Based on our review of the stockholder’s preliminary proxy statement filed with the SEC on October 30, 2006, an estimate of the stockholder’s proxy solicitation costs is currently not available.

Furthermore, the employment agreements of Michael R. McElwrath and Bruce N. Huff provide for certain payments upon their termination within 24 months following a “change of control” as defined in the employment agreements. Additionally, certain of our other contractual agreements may also require certain payments upon a “change of control” as defined in such agreements. If the Sofaer Group’s proposal is successful, it is possible that we may be required to make additional payments to the parties to such agreements. If we are required to reimburse the stockholder described above and to make payments under “change of control” provisions, we may be required to allocate funds from our drilling operations to pay for these costs.

We do not anticipate recognizing significant revenues prior to the second half of 2007, so we expect to experience operating losses and negative cash flow for the foreseeable future. Based on funds currently available to us, management believes that we have adequate cash resources to fund our operating and minimum committed exploration and development activities in China through the third quarter of 2007. However, as we do not have a source of revenue, we expect we will require additional financing in the fourth quarter of 2007 for our operations and thereafter in order to continue our planned exploration and development in China and sustain our operating losses. We may choose to raise additional funds prior to the fourth quarter 2007 to accelerate our drilling plans in China. To develop our projects over the long term, we need to obtain funding to satisfy very significant expenditures for exploration and development of those projects. Furthermore, no facilities exist to transport or process CBM near our Yunnan Province projects, and pipelines must be built on our Shanxi Province projects that will connect to larger pipelines to transport our CBM. Significant expenditures would be required to build out these facilities to the extent a strategic partner does not do so.

We intend to finance our operations by various methods, which might include issuing equity securities, the continued exercise of warrants issued to investors in conjunction with the previously completed private offerings, and entering into farmout agreements and other arrangements with strategic partners, among other alternatives. Therefore, we intend to continue to seek to raise equity or debt financing. These efforts may be adversely affected by the proxy contest described under Recent Developments. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all. If our operating requirements differ materially from those currently planned, we may require more financing than currently anticipated. Borrowing money may involve pledging some or all of our assets. Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing stockholders. If we fail to raise the necessary funds to complete our exploration activities under our production sharing contracts and we cannot obtain extensions to the requirements under our production sharing contracts, we would not be able to successfully complete our exploration activities and we may lose rights under our production sharing contracts.

Contractual Obligations

The following table updates our contractual obligations presented in our annual report on Form 10-K for the year ended December 31, 2005:

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations(1)	267,000	218,000	40,000	9,000	—
Purchase Obligations(2)	1,754,000	1,266,000	488,000	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	—	—	—	—	—

Totals	$2,021,000	$1,484,000	$528,000	$9,000	$—

(1)	We enter into operating leases in the normal course of business primarily for our office space and equipment.
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

The successful efforts method of accounting can have a significant impact on the operational results reported when we enter a new exploratory area in hopes of finding oil and gas reserves. Seismic costs can be substantial which will result in additional exploration expenses when incurred. The initial exploratory wells may be unsuccessful and the associated costs will then be expensed as dry hole costs and any associated leasehold costs may be impaired. Coalbed methane wells require a period of time to dewater the wells prior to testing and determining whether proved reserves can be attributed to the well. If this period exceeds one year, and we anticipate that it will for our initial wells in the Yunnan and Shanxi Provinces, we will be required to charge the costs of these wells to exploration expense. However, we may not abandon the wells and the wells may ultimately produce coalbed methane in commercial quantities.

Impairment of unproved leasehold costs. Unproved leasehold costs are capitalized and are reviewed periodically for impairment. Costs related to impaired prospects drilling are charged to expense. The estimated fair value of unproved leasehold costs includes the present value of probable reserves discounted at rates commensurate with the risks involved in each classification of reserve. Our assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impacts the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future, as it may not be economic to develop some of these unproved properties. As of September 30, 2006, we had total unproved oil and gas property costs of approximately $20.4 million consisting of undeveloped leasehold costs of approximately $0.3 million in China and unevaluated exploratory drilling costs of $20.1 million incurred in China.

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

We have drilled seven wells in the Yunnan Province, and four horizontal exploratory wells in the Shanxi Province. Phillips drilled three wells in the Shanxi Province, which we acquired through our farmout agreements with Phillips. We will be required to plug and abandon those wells and restore the well site upon completion of their production. We have not evaluated all the prospective coal seams in these wells and sufficient testing on the wells has not been completed to determine the lives of these wells. Therefore we have insufficient information to determine the timing of the obligations related to plugging, abandoning and restoring the site and cannot determine the present value of the obligation. Due to the small number of wells, we do not believe the obligation is material, and we will recognize the liability when a reasonable estimate of fair value can be made. Therefore, there is no provision in the accompanying consolidated financial statements.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes- An interpretation of FASB Statement No. 109, (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The company must determine whether it is “more likely than not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the “more likely than not” recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly excludes income tax positions related to FASB Statement No. 5, Accounting for Contingencies. We will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. We are currently evaluating the impact of adopting FIN 48, if any, on our financial position, results of operations and cash flows, if any.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ( SFAS 157), which establishes a formal framework for measuring fair values of assets and liabilities in financial statements that are already required by U.S. generally accepted accounting principles to be measured at fair value. SFAS 157 clarifies guidance in FASB Concepts Statement No. 7 which discusses present value techniques in measuring fair value. Additional disclosures are also required for transactions measured at fair value. No new fair value measurements are prescribed, and SFAS 157 is intended to codify the several definitions of fair value included in various accounting standards. Adoption is effective for all financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged. We are currently evaluating the effect of SFAS 157 on our financial position, results of operations and cash flows, if any.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108) regarding the process of quantifying financial statement misstatements. SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. Prior to the issuance of SAB 108, the two methods used for quantifying the effects of financial statement errors were the “roll over” and “iron curtain” methods. Under the “roll-over” method, the primary focus is the income statement, including the reversing effect of prior year misstatements. The “iron curtain” method focuses on the effect of correcting the ending balance sheet, with less importance on the reversing effects of prior year errors in the income statement. SAB 108 establishes a “dual approach” which requires the quantification of the effect of financial statement errors on each financial statement, as well as related disclosures. Public companies are required to the record the cumulative effect of initially adopting the “dual approach” method in the first year ending after November 16, 2006 by recording any necessary corrections to asset and liability balances with an offsetting adjustment to the opening balance of retained earnings. The use of this cumulative effect transition method also requires detailed disclosure of the nature and amount of each error being corrected and how and when they arose. We are currently evaluating the effect that SAB 108 may have on our financial position, results of operations and cash flows, if any.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in Chinese Yuan and, therefore, are subject to foreign currency exchange rate risk on cash flows related to expenses and investing transactions. We do not expect to generate significant revenue from activities in China prior to the second half of 2007. In recent years, the Chinese government has fixed the exchange rate between U.S. Dollars and Chinese Yuan, and, consequently, we have experienced no fluctuations in the value of goods and services we purchase in China because of currency exchange.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are many factors that affect our business and our operations, many of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005, and Part II, “Item 1A Risk Factors” in our quarterly report on Form 10-Q for the quarter ended June 30, 2006, and in our other filings with the SEC which could materially affect our business, financial condition, or future results. The risks described in our annual report on Form 10-K for the year ended December 31, 2005, as updated in our quarterly reports on Form 10-Q, and in our other filings with the SEC, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The following risk factors have been amended or identified subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2005 and our Form 10-Q for the quarter ended June 30, 2006:

We have no current source of revenue.

We will not generate material revenues from our existing properties until we have successfully completed exploration and development, and started production of coalbed methane gas in China. We do not anticipate recognizing significant revenues from operations in China prior to the second half of 2007. Additionally, no facilities exist to transport or process CBM near our Yunnan Province projects, and pipelines must be built on our Shanxi Province projects to connect to larger pipelines to transport our CBM. Our ability to realize revenues from any producing wells may be impaired until these facilities are built out or arrangements are made to deliver our production to market. We have no contracts for transportation of our CBM and cannot predict the pricing mechanism and potential cost of such transportation, which may have a significant effect on our results of operations.

We have implemented a restructuring plan which created a holding company structure. Our holding company structure will affect our source of funds.

On May 27, 2005, our stockholders approved the adoption of a restructuring plan authorizing us (upon satisfaction of certain conditions) to transfer to FEEB, all or substantially all of our assets relating to our operations in China. The implementation of the restructuring plan is subject to a number of conditions, including the receipt of all material consents and approvals of governmental authorities and other third parties. As of the date hereof, we believe that we have received all material consents and approvals of governmental authorities and other third parties, subject to the pending certification of FEEB in China. However, if we fail to obtain the certification of FEEB in China or properly complete all required procedures, our operations could be adversely affected.

We have become principally a holding company, with our operations in China being conducted by FEEB. As a result, we have no direct operations and do not own a significant amount of assets other than the outstanding capital stock of our subsidiaries, including FEEB, and cash and cash equivalents. As we do not currently have a source of revenue, we continue to rely on additional financing in order to continue our exploration and development in China and sustain our operating losses. However, because we conduct our operations through our subsidiaries, if and when the commercial production of CBM commences, we will depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations and to pay dividends, if any, with respect to our common stock. All of our subsidiaries are separate and independent legal entities and have no obligation whatsoever to pay any dividends, distributions or other payments to us.

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

Currently, two pipelines traverse China in proximity to our Shanxi Province projects; however, we would need to construct two short connecting pipelines, which we estimate will cost approximately $9 million. If CUCBM elects a 30% working interest in our Shanxi Province project, our net costs would be approximately $6.3 million. Should we elect to construct the connecting pipelines, there is no assurance that any of the existing pipelines we might connect to in the future will have sufficient capacity available to meet our requirements. CBM sales from the Shanxi Province can also be achieved through development of an LNG plant. No LNG plant exists near our properties in the Shanxi Province. We estimate that a 100-ton per day LNG plant will costs approximately $10 to $15 million to develop. We estimate that a 1,000-ton per day LNG plant would costs approximately $75 million. We believe that we would need to develop as many as ten wells to attract a transportation company to build either a pipeline or a LNG plant near our wells in the Shanxi Province. To generate revenue in China prior to the point at which production reaches pipeline quantities, we may elect to install a CNG facility. We estimate this alternative would cost approximately $650,000 for a compressor facility which would be capable of processing approximately 2,000 Mcf per day.

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

We do not have funds to build any of these facilities. Our success will depend on our ability to raise additional funds through financings or other means or to find a strategic partner to complete these facilities. We have no contracts for transportation of our CBM and cannot predict the pricing mechanism and potential cost of such transportation, which may have a significant effect on our results of operations.

We received a stockholder’s notice of intent to present a stockholder proposal to nominate persons for election as directors at our 2006 annual meeting of stockholders.

On September 15, 2006, we received a stockholder’s notice of intent to present a stockholder proposal to nominate for election a majority of our directors at our 2006 annual meeting of stockholders. On October 12, 2006, upon the unanimous recommendation of the Nominating and Corporate Governance Committee, the board of directors, with the exception of Mr. Tim Whyte, unanimously voted not to nominate the stockholder’s proposed slate of candidates, as it determined that it is not in the best interest of our company or our stockholders and instead to nominate Messrs. John C. Mihm, Michael R. McElwrath, C.P. Chiang, Donald A. Juckett, Randall D. Keys and Thomas E. Williams. On October 30, 2006, the stockholder filed a preliminary proxy statement with the SEC indicating its intent to go forward and nominate its slate of candidates to the board of directors at our 2006 annual meeting of stockholders. Therefore, we are facing a proxy contest. Management has been and will continue to be required to expend substantial time and energy on the proxy contest, which may have the effect of diverting management’s primary attention and focus from our operations and fund raising initiatives. We have incurred and expect to continue to incur significant additional costs associated with the proxy contest, including legal and advisory fees that may negatively impact our financial results. We currently estimate that our expenses related to the solicitation in excess of those normally spent for an annual meeting as a result of the proxy contest (excluding salaries and wages of our employees and officers) will be approximately $875,000, of which approximately $188,000 has been spent to date. We may also experience management and employee distraction and may have difficulty attracting and retaining employees as a result of the uncertainty that often accompanies this type of event.

Additionally, the stockholder has indicated in its filings with the SEC that to the extent legally permissible, it will seek reimbursement from the company for the costs of its solicitation efforts. The stockholder also indicated in its filings with the SEC that it does not currently intend to submit approval of such reimbursement to a vote of the stockholders of the company at a subsequent meeting unless required to do so by law. Accordingly, if the stockholder’s proposal is successful, the new board of directors may require that the company reimburse the stockholder for the costs it incurred in its solicitation efforts. Based on our review of the stockholder’s preliminary proxy statement filed with the SEC on October 30, 2006, an estimate of the stockholder’s proxy solicitation costs is currently not available.

If the stockholder proposal to nominate persons for election as directors at our 2006 annual meeting of stockholders is successful, a change of control provision in certain employment agreements with our executive officers and our other contractual agreements could be triggered.

In December 2004, the company entered into employment agreements with Michael R. McElwrath and Bruce N. Huff. Each employment agreement provides that if the executive’s employment is terminated by the company (other than for death, Cause or Disability (as defined in the employment agreement)) or by the executive for Good Reason (as defined in the employment agreement) within 24 months following a Change of Control (as defined the employment agreement), then the executive will be entitled to a lump sum payment of three times the sum of the executive’s base salary and bonus during the immediately preceding twelve-month period and all options and restricted stock granted to the executive will immediately vest and become exercisable as of the date of termination. The employment agreements also entitle each executive to certain gross up payments for excise taxes in the event of a Change of Control. Certain of our other contractual agreements may also require certain payments upon “change of control” as defined in such agreements. If the stockholder proposal is successful, a change in our board of directors may trigger payment under these change of control provisions and require us to make additional payments to the parties to such agreements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2006, we issued 44,259 shares of our common stock, to a consultant in consideration for investor relations and consulting services. We value the services at the price of the stock on the day of the month the common shares were awarded. The securities, which were subject to appropriate transfer restriction, were issued without registration under the Securities Act upon the exemption provided in Section 4(2) of the Securities Act.

In August 2006, in conjunction with a private placement of our common stock, an investor purchased 30,068 shares of our common stock for total gross proceeds of approximately $41,000. The shares were offered pursuant to the terms of the Stock Subscription Agreement dated December 21, 2004 between us and certain investors. The proceeds of this private placement were used to finance a portion of our operations in China and for general corporate purposes. In connection with this private placement, we entered into a registration rights agreement, which provides, among other things, that we have the right to suspend for a reasonable period of time not to exceed 60 days during any 90 day period and, in the aggregate, 90 days during any 365 day period, the effectiveness of the registration statement under specified circumstances with respect to financing, acquisition, recapitalization, reorganization or certain other transactions. If this suspension of the registration statement (other than by reason of a potential merger, consolidation or other acquisition transaction) exceeds 90 days, we must pay in cash to each investor liquidated damages in the amount of 1.0% of the aggregate purchase price paid by such investor per month thereafter (pro rata for any portion thereof) until the earlier of the date on which the investor is advised that the suspension is lifted or June 30, 2008. The securities were offered and sold to investors in a private placement transaction made in reliance upon exemption from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits. Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 30 of this Form 10-Q, which is incorporated herein by reference.

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

Date: November 8, 2006

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