Form 10-K
period 2006-12-31
FAR EAST ENERGY CORP
filed 2007-03-09
CIK 1124024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer  ☐        Accelerated filer  ☑        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting Common Stock, par value $0.001 per share, held by non-affiliates of the registrant was approximately $124,832,800 as of June 30, 2006 (based on $1.60 per share, the last price of the Common Stock as reported on the OTC Bulletin Board on such date). For purposes of the foregoing calculation only, all directors, executive officers and 10% beneficial owners have been deemed affiliates.

The number of shares of Common Stock, par value $0.001 per share, outstanding as of February 14, 2007 was 123,772,342.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2007 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

FAR EAST ENERGY CORPORATION

PART I

ITEM 1.	BUSINESS

General

We were incorporated in Nevada on February 4, 2000. In January 2002, we renamed our company Far East Energy Corporation and changed our focus to exploring, developing, producing and selling coalbed methane gas (CBM). Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our” and “our company” refer to Far East Energy Corporation. Today, the operations of our company and its subsidiaries concentrate on CBM exploration and development in the Shanxi Province in northern China and in the Yunnan Province in southern China. Our goal is to become a recognized leader in CBM gas property acquisition, exploration, development and production. Our principal office is located at 400 North Sam Houston Parkway East, Suite 205, Houston, Texas 77060. We also maintain offices in the following cities of the People’s Republic of China: Beijing, Taiyuan City and Kunming. References to “China” and “PRC” are references to the People’s Republic of China.

We are a development stage company and to date our activities have been principally limited to organizational activities, including developing a strategic operating plan, capital funding, hiring personnel, entering into contracts, acquiring rights to explore, develop, produce and sell oil and gas or CBM and, beginning in 2003, the drilling, testing and completion of exploratory wells. We have entered into three production sharing contracts (PSCs) that enable us to explore for, develop, produce and sell CBM on over 1.3 million acres located in the Yunnan and Shanxi Provinces of the PRC, which we believe makes us the third largest holder of CBM acreage in that country. To date, we have performed the following:

•	Drilled three exploratory wells on acreage in the Yunnan Province.
•

Drilled four slim hole vertical wells on acreage in the Yunnan Province, two of which were completed in 2005 and two completed in February 2006. We began drilling an additional vertical well in December 2006.

•	Drilled and completed four horizontal wells on acreage in the Shanxi Province from mid-2005 to late 2006. All of these wells are currently in the dewatering process as well as production testing.
•

Drilled and completed in February 2007 a fifth horizontal well in the Shanxi Province, which we believe will enhance the potential for gas production and facilitate the dewatering process in our four nearby wells.

•	Drilled a vertical well in the Qinnan Block in the Shanxi Province, and we are currently evaluating the data from that well.
•

Completed hydraulic fracture simulation tests on two wells: one well that was previously drilled by Phillips China Inc., a subsidiary of ConocoPhillips, Inc. (Phillips), on acreage in the Shanxi Province, and another well that was drilled by us on acreage in the Yunnan Province.

We have not recognized any revenues from our operations and do not anticipate recognizing meaningful revenues prior to 2008.

Our Website

Our website can be found at www.fareastenergy.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the U.S. Securities and Exchange Commission (SEC), pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act), can be accessed free of charge by linking directly from our website under the “Investor Relations—SEC Filings” caption to the SEC’s Edgar Database. These filings will be available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on the website is not part of this report.

Coalbed Methane Gas and Testing of Coalbed Methane Resources

CBM is a type of natural gas found in coal seams of various types of coal. As coal is formed, large quantities of natural gas are generated and adsorbed on the internal surface area of the coal. CBM exploration and production involves drilling into a known coal deposit and extracting the gas that is contained in the coal. A coal seam is often saturated with water, with methane being held in the coal by water pressure. To produce methane from coalbeds, water must first be pumped from the seam in order to reduce the water pressure that holds the gas in the seam. This process is called dewatering. When the water pressure is reduced, the gas adsorbed on the coal is released and diffuses into the fractures, or cleats, contained in the coal seam. Gas flows to the well bore through the cleat system as well as any of the other cracks, crevices and fractures found in the coalbed. Dewatering volumes decrease as peak CBM production is reached.

The productivity potential of a well depends on many reservoir and geological characteristics, including permeability, thickness and depth of the coalbed, the coal ranking of the coalbed, gas content and other factors. We consider these factors, as well as isotherm tests conducted on core samples, the amount of dewatering required of a well and a number of other factors, when choosing where to develop coalbed methane present in our CBM acreage.

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

Thickness

The thickness of the coal seam is crucial to CBM production. A coal seam with traditionally unacceptably low permeability could be produced with sufficient thickness. In this case, the gas would flow out slowly, but because the coal seam is thick, more of the gas would be produced since there is a thick area from which to collect the CBM.

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

The next lesser coal rank is bituminous coal that contains less CBM per ton but usually has a good cleat structure allowing for better permeability. The coalbeds found in our Enhong-Laochang project, which are located in the Yunnan Province, have bituminous and semi-anthracite coal.

Dewatering

Water must be removed from the coal seams to decrease reservoir pressure and release the gas to produce methane from coalbeds. After the detachment of gas molecules from the coal surface, or desorption, occurs, the gas diffuses through the coalbed’s cleats and fractures toward the well bore. Substantial dewatering of the coalbed is required initially. Water production declines as methane gas production increases. Dewatering of a well may range in length from a few weeks to several months depending on the attributes of the coal seam. Produced water disposal presents major economic and environmental challenges for operators. These costs alone can determine the feasibility of CBM projects.

Coalbed Methane in the People’s Republic of China

China is the world’s largest coal producing country, and has substantial CBM resources located within its abundant coalfields. Because most of China’s CBM is found at shallow depths, it is easier to drill and complete CBM wells than traditional natural gas wells. Additionally, the vast amounts of undeveloped CBM in China result in the country releasing six billion cubic meters of methane into the environment each year from China’s many coal mines. This results in serious pollution and wastes CBM, which could be recovered prior to mining.

Our business strategy is to explore, develop and produce the CBM currently untapped in China. China is currently the world’s second largest user of petroleum and one of the largest importers of oil and gas in the world. China’s energy needs are also increasing rapidly, fueled in part by a recent economic upswing in the country. Demand in China is projected to outpace the rest of the world over the next decade. As a result of China’s increasing energy needs, the Chinese government has, in recent years, focused its attention on the development of energy sources, including CBM. As reported in the China Daily, China has mandated that natural gas replace coal as a major source of electricity by the 2008 Summer Olympics in Beijing. As part of its plan to increase CBM production, the State Council of the PRC, the chief administrative body of the PRC, created the China United Coalbed Methane Co. Ltd. (CUCBM). The State Council has granted CUCBM the exclusive right to contract with foreign corporations for the exploration, development and production of CBM in China. In addition, the Chinese government has provided incentives to stimulate the development of CBM, including exempting CBM development from import duties and import-related duties (Encouraged and Restricted B of the Guidance Catalog of Industries for Foreign Investments, specific measures executed in accordance with No. 1602 Document issued by the State Administration of Customs in 1997) and reducing value-added tax (VAT), for CBM projects with foreign companies at 5% compared to 13% to 17% VAT for conventional gas companies (“The Notice of the Interim Regulations Concerning the Value-Added Tax, Consumption Tax and Sales Tax Applied to Foreign Investment Enterprise and Foreign Enterprise” (February 22, 1994, Item 3)).

Horizontal Drilling

Horizontal drilling technology has yielded successful results in CBM applications in the United States. We plan to leverage this technology in our CBM production in China. We have drilled and completed our first four exploratory horizontal wells in the Shanxi Province. All of these wells are currently in the dewatering process as well as production testing. In December 2006, we began drilling our fifth horizontal well in the Shouyang Block, and completed the well in February 2007. A horizontal well allows a well bore to be in contact with hundreds of feet of coal because the drill bit, when it hits the coal seam, is redirected from a downward angle to a horizontal plane and follows the coalbed for hundreds of feet in various directions. This access should change the dynamics of the CBM recovery. In a normal CBM well, we would have to drill an 8-inch hole contacting and hollowing out a coal seam 10 feet thick. With horizontal drilling, we can go directly along the coal seam for hundreds of feet or more in many directions, increasing the coalface exposure. This greater exposure of the coalface to flow associated with horizontal drilling allows more CBM production on a daily basis than can be achieved with conventional vertical stimulation techniques. Although horizontal wells are more costly than traditional wells, they offer greater potential in reduced surface facilities and increased production rate.

Our Holdings in the People’s Republic of China

We are parties to PSCs and farmout agreements covering over 1.3 million acres in two Provinces in China—the Shanxi Province in the northern region of China and the Yunnan Province in the southern region of China.

Shanxi Province, China

Overview. In June 2003, we entered into two farmout agreements and assignment agreements with Phillips pursuant to which we acquired a 40% net undivided interest from Phillips in two PSCs between Phillips and CUCBM for the Shanxi Province (Shanxi Agreements). The Shanxi Agreements cover a total of 1,057,650 acres. The project area covered by the first PSC is located in the Shouyang Block of the Shanxi Province (northern block near Taiyuan City encompassing approximately 485,000 acres), which we refer to as the Shouyang PSC. The project area covered by the second PSC is located in the Qinnan Block of the Shanxi Province (southern block near Jincheng and Quinshui encompassing approximately 572,000 acres), which we refer to as the Qinnan PSC. The assignment agreements and related amendments to the farmout agreements substituted us for Phillips as the principal party and operator for the projects under the PSCs. These agreements were approved by CUCBM on March 15, 2004, and ratified by the PRCs Ministry of Commerce (MOC) on March 22, 2004.

The term of each of the Shanxi Agreements consists of an exploration period, a development period and a production period. The exploration period is divided into three phases called Phase I, Phase II and Phase III. We have completed our Phase I and Phase II obligations under the Shanxi Agreements, and elected to enter into Phase III. The Phase III exploration periods under each of the two Shanxi PSCs will expire on June 30, 2007, unless extended. As described below, CUCBM has agreed in principle to extend the exploration periods under the Shanxi Agreements from June 30, 2007 to June 30, 2009, and CUCBM’s obligations under this agreement in principle are contingent upon our performance of certain drilling activities in the first half of 2007. The development period as to any CBM field in the Shanxi Province project will begin after the approval of an overall development plan (ODP), submitted by us with respect to that field to the State Council of the PRC and confirmed by CUCBM. The production period as to any CBM field in the Shanxi Province project will begin after the date of commencement of commercial production of that CBM field. Our agreement with CUCBM expires on April 1, 2034.

Currently, we have a 70% participating interest, and CUCBM has a 30% participating interest in each of the Shouyang Block and the Qinnan Block of the Shanxi Province. After we elected to begin Phase III, Phillips elected to retain an overriding royalty interest up to 3.5% of the total participating interest. Additionally, prior to the beginning of the development period of any CBM field in the Shanxi project, CUCBM may elect to participate in the development of that CBM field at a level of between zero and 30%. Therefore, depending upon whether CUCBM elects to participate in the project, our interest will range from 66.5% (assuming full participation by CUCBM) to 96.5% (assuming CUCBM chooses not to participate).

We must bear all exploration costs for discovering and evaluating CBM-bearing areas during Phase III. If any CBM field is discovered, the development costs for that CBM field will be borne by us and CUCBM in proportion to the respective participating interests. Our Phase I, Phase II, and Phase III obligations and results during the exploration period of the Shanxi PSCs are described below. The two agreements are interdependent in certain respects. In particular, the Phase II and III obligation to complete 12,000 meters of horizontal drilling in coal seam may be achieved by combining Phase II and Phase III drilling in the two separate blocks.

Phase I. We have completed our Phase I obligations of both PSCs under the Shanxi Agreements. Phase I obligated us, at our expense, to perform a hydraulic fracture of one of three exploration wells previously drilled by Phillips by January 31, 2005. In September 2004, the hydraulic fracture and testing was completed on the QN-002 well drilled previously by Phillips on its acreage in the Qinnan Block located in the Shanxi Province. The test was performed on the coal seam at a depth of 550 meters (1,880 feet), with an objective of gaining information on the permeability of that coal seam and completing our requirements for Phase I under the Shanxi Agreements.

Phase II. We have completed our Phase II obligations of both PSCs under the Shanxi Agreements by drilling and completing two horizontal wells in the Shouyang Block prior to March 31, 2006. We have now completed three horizontal wells under Phase II. These activities are described below:

•

FCC-HZ01—total depth 540 meters (1,770 feet) and 2,500 meters (8,200 feet) in coal seam. In November 2005, we completed drilling the first of three horizontal Phase II wells in the Shouyang Block. Although the well had achieved continuous production, we completed a workover in August 2006, with an expectation to increase production. Following completion of the workover, the volumes have increased; while the volume being produced is still small and the data obtained is not yet sufficient to project peak gas production or commercial viability.

•

FCC-HZ02—total depth 640 meters (2,100 feet) and 2,700 meters (8,850 feet) in coal seam. In December 2005, we spudded the second horizontal well in the Shouyang Block. We completed drilling the well in February 2006, and we are dewatering the well. We are planning a workover on this well with the objective of improving the dewatering process and the potential for continuous production.

•

FCC-HZ03—total depth 561 meters (1,840 feet) and 330 meters (1,075 feet) in coal seam. In April 2006, we spudded the third horizontal well in the Shouyang Block. We completed drilling the well in May 2006, and, while subject to periodic maintenance, we have achieved continuous gas flow. At this early stage, the volume being produced is still small and the data obtained is not yet sufficient to be able to project peak gas production. This well is currently being dewatered.

Phase III. After completion of Phase II, we elected to commit to Phase III in the Shanxi Province. Our work commitment to complete Phase III consists of a total of 12,000 meters of horizontal drilling in the coal seam. This obligation can be met by combining the drilling results in the Shouyang and Qinnan Blocks. The wells we have drilled to date total approximately 7,100 meters of horizontal drilling in coal seam. Therefore, we will be required to drill additional wells to fulfill the 12,000 meter obligation. Phase III terminates on July 1, 2007 under both PSCs. CUCBM has agreed in principle to execute modification agreements, subject to MOC approval, to extend the Phase III exploration period for both the Qinnan PSC and the Shouyang PSC from June 30, 2007 to June 30, 2009, and to use their best efforts to cause the MOC to approve the modification agreements. We intend to perform, and the execution of the modification agreements by CUCBM is contingent upon, specified drilling activities with respect to each of the Qinnan PSC and the Shouyang PSC. We have completed drilling activities required as a condition of the extension of the Shouyang PSC. For the Qinnan PSC extension, we must drill a vertical well and conduct core analysis and desorption testing in the Qinnan Block. This vertical well was completed in December 2006 and the testing is currently underway. Depending on the test results, we will then either begin drilling one horizontal well or drill an equivalent number of vertical wells in the Qinnan Block before June 1, 2007, as required for the Qinnan PSC extension.

The wells drilled and other activities in Phase III are as follows:

•

FCC-HZ04—total depth 495 meters (1,623 feet) and 875 meters (2,869 feet) in the coal seam. In September 2006, we spudded the fourth horizontal well in the Shouyang Block. We completed drilling of this well to 875 meters in the coal seam in November 2006. We have been dewatering this well since November 2006.

•

FCC-HZ05—total depth 473 meters (1,551 feet) and 700 meters (2,295 feet) in the coal seam. In December 2006, we spudded the fifth horizontal well in the Shouyang Block. We have completed drilling of this well in February 2007. This well is strategically located in the same well pattern as the HZ01, HZ03 and HZ04 wells with the objective of enhancing the potential for gas production and facilitating the dewatering process in those other nearby wells.

•

Qinnan Block seismic data—We have acquired and processed 26 kilometers of 2D seismic data to assist us in planning for future wells, in addition to drilling the vertical core well as described above. We are currently performing core analysis on this well, and desorption testing in the Qinnan Block.

Related Payments. We have agreed to make the following payments in connection with the Shanxi Agreements:

•

During the exploration period, we must reimburse CUCBM for government-imposed fees for CBM exploration rights. During 2006, we reimbursed CUCBM $238,000 for these fees, and we have estimated that these fees will be approximately $268,000 for 2007. The CBM exploration rights will be allocated to CUCBM and us in proportion to our relative participating interest during the development and production periods;

•	We have agreed to pay signature fees totaling $300,000, which will be due within 30 days after first approval of the ODP following the exploration period;

•	We must pay assistance fees to CUCBM totaling $100,000 per year during the exploration period and $240,000 per year during the development and production periods;

•

We have agreed to pay training fees for Chinese personnel working on the projects of $120,000 per year during the exploration period, and $300,000 per year during the development and production periods; and

•

During the exploration period, we have agreed to pay salary and benefits for CUCBM professionals, which are expected to be $14,000 per month through December 2007. The allocation of salary and benefits for CUCBM professionals during the development and production period shall be determined by CUCBM and us through consultation.

2004 Bank Escrow. The Shanxi Agreements required that we post a $1.0 million bank guarantee or surety bond by May 14, 2004 to guarantee performance of the evaluation and work program to test existing wells. On May 14, 2004, we placed $1.0 million into escrow to satisfy this bond. The funds were released from escrow in March 2006 following the completion of these contractual performance obligations.

Yunnan Province, China

Overview. On January 25, 2002, we entered into one PSC with CUCBM to develop two areas in the Yunnan Province: (1) the Enhong area, which covers approximately 145,198 acres and (2) the Laochang area, which covers approximately 119,772 acres. We are the operator under the PSC. The term of the PSC with CUCBM consists of an exploration period, a development period and a production period. The exploration period is divided into two phases, Phase I and Phase II. We have completed Phase I. The Phase II portion of the exploration period will expire on June 30, 2007, unless extended. As described below, CUCBM has agreed in principle to extend the exploration period for both blocks from June 30, 2007 to June 30, 2009, contingent upon our performance of certain drilling activities in the first half of 2007. Following completion of Phase II of the exploration period, we may elect to continue the production sharing contract and conduct development and production operations on any CBM discoveries. The development period as to any CBM field in the Enhong-Laochang project will begin after the approval of a development plan submitted by us with respect to that field by the State Council of the PRC and confirmed by CUCBM. The production period as to any CBM field in the Enhong-Laochang project will begin after the date of commencement of commercial production of that CBM field. Our agreement with CUCBM expires on January 1, 2033.

During the exploration period, we hold a 100% participating interest in the properties, and we must bear all exploration costs for discovering and evaluating CBM-bearing areas. Prior to the beginning of the development period of any CBM field in the Enhong-Laochang project, CUCBM may elect to participate in the development of that CBM field at a level of between zero to 40%. Therefore, depending upon CUCBM’s participation, should we elect to develop a CBM field, our working interest in that CBM field will range from 60% to 100%. If any CBM field is discovered, the development costs for that CBM field will also be borne by CUCBM and us in proportion to the respective participating interests. Our Phase I and Phase II obligations and results during the exploration period of our PSC with CUCBM are described below.

Phase I. We have completed our Phase I obligations. These obligations required us to drill and complete three wells on the project, perform a hydraulic fracture and test of one of these three wells and drill two slim hole vertical wells.

We believe the three wells we have drilled under our Phase I requirement have yielded favorable gas content results. Below is a description of the initial testing results we have obtained from these three wells drilled in the Enhong-Laochang project.

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

•

FCY-EH01—total depth 435 meters (1,436 feet). The well penetrated 42 coal seams with a thickness of 42.8 meters (141 feet). The total thickness of the four coal seams targeted for potential production was 17.2 meters (57 feet). The gas content, based on desorption results, is approximately 8 to 10 cubic meters per ton of coal, or approximately 280 to 350 cubic feet per ton of coal. We fractured the FCY-EH01 well with two coal seams (#9 and #16 coal seams), and conducted dewatering and production testing for six months. The production rate on this well during the production test was 25 thousand cubic feet (Mcf) of CBM per day.

During Phase I, we also conducted geological data gathering, shot 2D seismic data for 10 kilometers in the Enhong area, drilled one slim hole vertical well in the Enhong area and one slim hole vertical well in the Laochang area with desorption and standard CBM lab analysis.

Phase II. On February 23, 2005, we elected to enter into Phase II, which required us to drill at least one additional horizontal well with a minimum of two laterals by June 30, 2007. Before drilling this horizontal well, we decided to use two slim hole vertical wells to locate the targeted coal seam, enhance geologic control, and improve our knowledge of the local structure, with the objective of enabling us to better target our horizontal drilling. We began drilling the first of these two vertical wells in December 2005. The second slim hole vertical well was spudded in January 2006, and drilling was completed on both vertical wells in February 2006. Following the completion of Phase II of the exploration period, we may elect to conduct development and production operations on any CBM discoveries.

The initial wells alone cannot produce sufficient CBM to achieve commercial viability. We must complete several more wells in close proximity to the wells we have already drilled in order to make it feasible to begin production from any of our current Enhong-Laochang project wells. Furthermore, because there is no gas pipeline, liquefied natural gas (LNG) plant or other off-take candidate in near proximity to these wells, our ability to sell CBM produced on these projects to communities outside the general area will be contingent upon a pipeline or LNG plant being built near the Enhong-Laochang project. Actual production may vary materially from preliminary test results. Actual production from the wells may be at recovery rates and gas quality materially worse than our first indications.

CUCBM has agreed in principle to execute a modification agreement, subject to MOC approval, to extend the Phase II exploration period for the Enhong-Laochang PSC from June 30, 2007 to June 30, 2009, and to use their best efforts to cause the MOC to approve the modification agreement. We intend to perform, and the execution of the modification agreement by CUCBM is contingent upon, the following exploration activity for December 2006 through June 2007:

•	We are to drill in succession in the Laochang area two vertical wells, the first of which was spudded in December 2006; and

•	Depending on the results of the two vertical wells, we are to drill additional wells, and spend no less than $670,000 under the Enhong-Laochang PSC, prior to June 30, 2007.

Related Payments. Pursuant to the terms of our Enhong-Laochang PSC with CUCBM, we have paid CUCBM signature fees totaling $350,000. We have also agreed to make the following payments in connection with the PSC:

•

During the exploration period, we must reimburse CUCBM for government-imposed fees for CBM exploration rights. During 2006, we reimbursed CUCBM $26,000 for these fees, and we have estimated that these fees will be approximately $36,000 for 2007;

•	We must pay assistance fees to CUCBM totaling $45,000 per year during the exploration period and $80,000 per year during the development and production periods;

•

We have agreed to pay training fees for Chinese personnel working on the projects of $45,000 per year during the exploration period, and $80,000 per year during the development and production periods; and

•

During the exploration period, we have agreed to pay salary and benefits for CUCBM professionals, which are currently approximately $16,000 per month through December 2007. The allocation of salary and benefits for CUCBM professionals during the development and production period shall be determined by CUCBM and us through consultation.

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

Pipelines

Shanxi Province. Currently, two pipelines traverse China in proximity to our Shanxi Province projects; however, we would need to construct two short connecting pipelines with compression facilities. We estimate the initial cost of this would be approximately $14 million. If CUCBM elects a 30% working interest in our Shanxi Province project, our net costs would be approximately $10 million. Should we elect to construct the connecting pipelines, there is no assurance that any of the existing pipelines we might connect to in the future will have sufficient capacity available to meet our requirements. A pipeline is currently planned to be constructed in the Shanxi Province in relatively close proximity to the locations of our first five horizontal wells in the Shouyang Block, as well as near the Qinnan Block. The pipeline has expressed interest in transporting our gas if we achieve commercial levels of production; however, the economics of any such arrangement have not been negotiated.

Yunnan Province. There are no pipelines in the vicinity of our Yunnan Province projects, and we estimate the initial cost to construct a pipeline and compression facilities from our project to the nearest large city, Kunming, would be approximately $38 million. If CUCBM elects a 40% working interest in our Yunnan Province project our costs would be approximately $23 million.

Compressed Natural Gas

If we have initial commercial production of CBM from our Shanxi or Yunnan Province projects, then prior to the point at which production reaches pipeline quantities, we could begin to market the CBM produced to local markets as compressed natural gas (CNG). CNG is an alternative to the construction of a pipeline or LNG facility, which we may determine to pursue in order to earn revenues from any early production of CBM. Production of CNG would require the installation of a CNG facility. We estimate that this alternative would cost approximately $670,000 for a compressor facility which would be capable of processing approximately 2,000 Mcf per day.

LNG Facility

To generate revenue in China prior to the point at which production reaches pipeline quantities, we may elect to construct LNG facilities on our properties. This would allow CBM to be produced and sold in the period before we achieve production in sufficient quantities to justify constructing short connecting pipelines to the Shanjing II and West-East pipelines in the Shanxi Province, or before a pipeline or other offtake facility is operational in the Yunnan Province. We estimate that a 100-ton per day LNG facility, which would liquefy approximately five MMcf of gas per day, would cost $15 million to construct and take about two years for construction. We estimate that a 1,000-ton per day facility capable of liquefying 50 MMcf per day would cost approximately $76 million with construction time close to two years.

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

Our Competition

The energy industry is highly competitive in all its phases. Competition is particularly intense with respect to the acquisition of desirable producing properties, the acquisition of CBM prospects suitable for enhanced production efforts, and the hiring of experienced personnel. Our competitors in CBM acquisition, development, and production include major integrated oil and gas companies and substantial independent energy companies, many of which possess greater financial and other resources.

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

Executive Officers

The following table sets forth information concerning our executive officers:

Name	Age	Title/Position
Michael R. McElwrath	55	President and Chief Executive Officer

Bruce N. Huff	56	Chief Financial and Chief Accounting Officer, Secretary and Treasurer

Jeffrey R. Brown	60	President of Far East Energy (Bermuda), Ltd.

Garry R. Ward	48	Senior Vice President, Engineering

Alex Yang	62	Senior Vice President, Exploration and Production

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

Jeffrey R. Brown has served as President of Far East Energy (Bermuda), Ltd., our wholly-owned subsidiary, since October 2005. Mr. Brown has over 30 years of experience in the energy business, including over 10 years of experience in international operations in China. Prior to joining our Company, Mr. Brown served as Project Engineer for Alpha Petroleum Services between December 2004 and October 2005. Mr. Brown also was employed by Kerr-McGee Oil and Gas Corporation from June 1993 to September 2004 in its China operations in various capacities. Mr. Brown holds M.S. and B.S. degrees in aerospace engineering from Texas A&M University. Mr. Brown is also a Registered Professional Engineer in the State of Texas.

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

Zhendong “Alex” Yang joined our company in September 2002 and was appointed as Senior Vice President, Exploration and Production in November 2003. Dr. Yang has 30 years of working experience in China’s energy industry and universities. From April 2002 through August 2002, Dr. Yang was a research fellow at Baylor College of Medicine. From May 1999 to March 2002, Dr. Yang served as Chief Executive Officer and President of YT International, LLC, a consulting services company for the petroleum industry. From February 1995 to

April 1999, Dr. Yang was a Senior Geologist/Deputy Director of coalbed methane China program of Amoco Corporation. He holds a B.S. degree in geology and exploration from Hefei Industrial University, a M.S. degree in geology from Nanjing University and a Ph.D in geology from Texas A&M University.

Our Employees

As of March 1, 2007, we had a total of 31 employees, all of whom were employed by us on a full-time basis.

ITEM 1A.	RISK FACTORS

Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21B of the Exchange Act. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “expect,” “consider” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions described in this report.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Actual results could differ materially from those projected in such forward-looking statements. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include: our lack of operating history; limited and potentially inadequate management of our cash resources; risk and uncertainties associated with exploration; development and production of CBM; expropriation and other risks associated with foreign operations; matters affecting the energy industry generally; lack of availability of oil and gas field goods and services; environmental risks; drilling and production risks; changes in laws or regulations affecting our operations, as well as other risks described in this report and subsequent filings with the Securities and Exchange Commission.

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

We do not anticipate recognizing meaningful revenues prior to 2008, so we expect to experience operating losses and negative cash flow for the foreseeable future. Based on funds currently available to us, management believes that we have adequate cash resources to fund our operating and minimum committed exploration and development activities in China through the end of 2007. However, as we do not have a source of revenue, we will require additional financing by the first quarter of 2008 for our operations and thereafter in order to continue our planned exploration and development in China and sustain our operating losses. We may choose to raise additional funds in 2007 to accelerate our drilling plans in China. To develop our projects over the long term, we need to obtain funding to satisfy very significant expenditures for exploration and development of those projects. Furthermore, no facilities exist to transport or process CBM near our Yunnan Province projects, and pipelines must be built on our Shanxi Province projects to connect to larger pipelines to transport our CBM. Significant expenditures would be required to build out these facilities to the extent a strategic partner does not do so. We intend to finance our operations by various methods, which might include issuing equity securities, the continued exercise of warrants issued to investors in conjunction with the previously completed private offerings, and entering into farmout agreements and other arrangement with strategic partners, among other alternatives. Therefore, we intend to continue to seek to raise equity or debt financing. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all. If our operating requirements differ materially from those currently planned, we may require more financing than currently anticipated. Borrowing money may involve pledging some or all of our assets. Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing stockholders. If we fail to raise the necessary funds to complete our exploration activities under our production sharing contracts and we cannot obtain extensions to the requirements under our production sharing contracts, we would not be able to successfully complete our exploration activities and we may lose rights under our production sharing contracts.

We have a limited operating history.

Since we began our exploration and development activities in 2002, we have been engaged principally in developing a strategic operating plan and an exploration plan, capital funding, hiring personnel, entering into contracts, acquiring rights to explore, develop, produce and sell CBM, and, the drilling, testing and completion of exploratory wells. We are considered a development stage company for accounting purposes because we have generated no revenues to date. Accordingly, we have no relevant operating history upon which you can evaluate our performance and prospects. In addition, we cannot forecast operating expenses based on our historical results and our ability to accurately forecast future revenues is limited. As a result of our limited operating history, we are more susceptible to business risks including risks of unforeseen capital requirements, failure to establish business relationships, and competitive disadvantages against larger and more established companies.

We have no current source of revenue.

We will not generate material revenues from our existing properties until we have successfully completed exploration and development, and started production of coalbed methane gas in China. We do not anticipate recognizing meaningful revenues from operations in China prior to 2008. Additionally, no facilities exist to transport or process CBM near our Yunnan Province projects, and pipelines must be built on our Shanxi Province projects to connect to larger pipelines to transport our CBM. Our ability to realize revenues from any producing wells may be impaired until these facilities are built out or arrangements are made to deliver our production to market.

We have a history of losses, and expect to incur losses in the foreseeable future. If we do not achieve profitability, our financial condition and the value of our common stock will suffer.

To date, we have no revenues from the sale of coalbed methane gas. We incurred net losses applicable to common stockholders for the years ended December 31, 2006, 2005, and 2004. We expect to experience operating losses and negative cash flow for the foreseeable future. We must obtain additional financing and generate sufficient revenues to fund anticipated drilling, exploration and operation costs and to achieve and maintain profitability. We cannot assure you we will ever generate sufficient revenues to achieve profitability, which will negatively impact the price of our common stock. If we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability in the future.

The development of coalbed methane properties involves substantial risks and we cannot assure you that our exploration and drilling efforts will be successful.

The business of exploring for and, to a lesser extent, developing and operating coalbed properties involves a high degree of business and financial risk that even a combination of experience, knowledge and careful evaluation may not be able to overcome. The selection of prospects for coalbed methane gas drilling, the drilling, ownership and operation of CBM wells and the ownership of interests in CBM properties are highly speculative. Our well data, including information relating to permeability and coal thickness, is preliminary in nature. We cannot predict whether any prospect will produce CBM or whether, even if producing, such prospect will produce commercial quantities of CBM.

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

Drilling and completion decisions generally are based on subjective judgments and assumptions that are speculative. We may drill wells that, although productive, do not produce CBM in economic quantities. It is impossible to predict with certainty the production potential of a particular property or well. Furthermore, a successful completion of a well does not ensure a profitable return on the investment. A variety of geological, operational, or market-related factors, including, but not limited to, unusual or unexpected geological formations, pressures, equipment failures or accidents, fires, explosions, blowouts, cratering, pollution and other environmental risks, shortages or delays in the availability of drilling rigs and the delivery of equipment, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well, or otherwise prevent a property or well from being profitable. A productive well may also become uneconomic in the event of excessive water or other deleterious substances are encountered, which impair or prevent the production of natural gas from the well. In addition, production from any well may be unmarketable if it is contaminated with water or other deleterious substances. We cannot assure you that wells drilled by us will be productive or, even if productive, will produce CBM in economic quantities so that we will recover all or any portion of our investment.

We are in the initial exploration phase and have substantial capital requirements that, if not met, will hinder our growth and operations.

We face significant challenges, expenses and difficulties as a development stage company seeking to explore, develop and produce coalbed methane gas. The development of our projects in China will require that we obtain funding to satisfy very significant expenditures for exploration and development of these projects, if they are successful. We expect to incur approximately $11 million for our minimum committed exploration and development expenditures in 2007. We will also require resources to fund significant capital expenditures for exploration and development activities in future periods. We do not currently have sufficient funds to complete our exploration and development activities in future periods. Our success will depend on our ability to obtain additional financing to fund our capital expenditures. If we cannot obtain adequate capital, and we cannot obtain extensions to the requirements under our production sharing contracts, we will not be able to successfully complete our exploration and development activities, and we may lose rights under our production sharing contracts. This would materially and adversely affect our business, financial condition and results of operations.

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

Currently, two pipelines traverse China in proximity to our Shanxi Province projects; however, we would need to construct two short connecting pipelines with compression facilities. We estimate the initial cost of this would be approximately $14 million. If CUCBM elects a 30% working interest in our Shanxi Province project, our net costs would be approximately $10 million. A pipeline is currently planned to be constructed in the Shanxi Province in relatively close proximity to the locations of our first five horizontal wells in the Shouyang Block, as well as near the Qinnan Block. The pipeline has expressed interest in transporting our gas if we achieve commercial levels of production; however, the economics of any such arrangement have not been negotiated. Should we elect to construct the connecting pipelines, there is no assurance that any of the existing pipelines we might connect to in the future will have sufficient capacity available to meet our requirements. CBM sales from the Shanxi Province can also be achieved through development of an LNG plant. No LNG plant exists near our properties in the Shanxi Province. We estimate that a 100-ton per day LNG plant will cost approximately $15 million to develop and take about two years for construction. We estimate that a 1,000-ton per day LNG plant would cost approximately $76 million with construction time close to two years. We believe that we would need to develop several wells to attract a transportation company to build either a pipeline or a LNG plant near our wells in the Shanxi Province. To generate revenue in China prior to the point at which production reaches pipeline quantities, we may elect to install a CNG facility. We estimate this alternative would cost approximately $670,000 for a compressor facility which would be capable of processing approximately 2,000 Mcf per day.

No gas pipeline, LNG plant, or other off-take candidate currently exists to transport CBM from our properties in Yunnan Province, and it is not likely that any such facilities will be built unless favorable results are obtained from several more wells. There are no pipelines in the vicinity of our Yunnan Province projects, and we estimate the initial cost to construct a pipeline from our project to the nearest large city, Kunming, would be approximately $38 million. If CUCBM elects a 40% working interest in our Yunnan Province project our costs would be approximately $23 million. We could also produce the CBM through development of an LNG plant or the production of compressed natural gas as described above.

We do not have funds to build any of these facilities. Our success will depend on our ability to raise additional funds through financings or other means or to find a strategic partner to complete these facilities.

We must complete multiple CBM wells on our Yunnan Province and Shanxi Province projects before we can commence production.

We have drilled three CBM wells on our Yunnan Province project. We have also performed a hydraulic fracture and test on one of these three wells, drilled four slim hole vertical wells, and, in December 2006, spudded an additional vertical well on our Yunnan acreage. In the Shanxi Province, we have performed a hydraulic fracture of one of three exploration wells previously drilled by ConocoPhillips. We have also drilled four horizontal exploratory wells in Shanxi Province, all in the Shouyang Block, and all currently being dewatered. In February 2007, we drilled and completed a fifth horizontal well in the Shouyang Block and a vertical well on the Qinnan Block in Shanxi Province. While subject to periodic maintenance, we have achieved continuous gas production in our first and third horizontal wells in the Shouyang Block of our Shanxi Province project. At this early stage, the volume being produced while dewatering is still small and the data obtained is not yet sufficient to be able to project the peak gas production volume or to be able to conclude whether the well will produce gas in commercial volumes. None of the other wells we have drilled to date are currently producing coalbed methane gas as they are undergoing or will undergo dewatering and production testing. However, if these wells reach production status, these wells alone cannot produce enough coalbed methane gas to achieve commercial viability. For each project, we must complete as many as ten wells in close proximity to one another in order to begin production from any of the wells. We cannot make any assurances that we will have the resources to drill enough additional wells in the Yunnan and Shanxi Provinces to commence production in the areas. As a result, even though we may have producing properties in the region, we may not be in a position to derive any revenues from such wells. Actual production may vary materially from preliminary test results, including the results to date for our first horizontal well. Actual production from the wells may be at recovery rates and gas quality materially different than our first indications.

We are a holding company and we rely on our subsidiaries for dividends and other payments for funds to meet our obligations.

We are principally a holding company with substantially all of our assets relating to operations in China being owned by our subsidiary, Far East Energy (Bermuda), Ltd. (FEEB). Consequently, we have no direct operations and are not expected to own a significant amount of assets other than the outstanding capital stock of our subsidiaries, including FEEB, and cash and cash equivalents. Because we conduct our operations through our subsidiaries, if and when we commence commercial production of CBM, we will depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations and to pay dividends, if any, with respect to our common stock. All of our subsidiaries will be separate and independent legal entities and will have no obligation whatsoever to pay any dividends, distributions or other payments to us.

Substantially all of our assets and operations are located in China.

Substantially all of our assets and operations are located in China. Accordingly, our business is subject to a significant extent, to the economic, political, and legal developments in China. China is a developing country, has only recently begun participating in global trade with its accession to the World Trade Organization, and has only a limited history of trade practices as a nation. We are subject to the laws, rules, regulations, and political authority of the government of China. We may encounter material problems while doing business in China, such as interactions with the Chinese government and uncertain foreign legal precedent pertaining to developing coalbed methane gas in China. Risks inherent in international operations also include the following:

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

Additionally, CUCBM is subject to rules and regulations of China or the jurisdiction or influence of other governmental agencies in China that may adversely affect CUCBM’s ability to perform under, or our rights and obligations in our production sharing contracts with CUCBM, such as the potential limitation, restriction or preclusion of our capacity or ability to explore and develop the full acreage provided for, and opportunities under our production sharing contracts. In the event of a dispute, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United

States. We may also be hindered or prevented from enforcing our rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity.

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

Our operations are subject to hazards and risks inherent in producing and transporting oil and natural gas, such as fires, natural disasters, explosions, pipeline ruptures, spills, and acts of terrorism, all of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to our properties and others. The occurrence of any of these events could result in the following:

•	Substantial losses due to injury and loss of life;
•	Severe damage to and destruction of property, natural resources and equipment;
•	Pollution and other environmental damage;
•	Clean-up responsibilities; and
•	Regulatory investigation and penalties and suspension of operations.

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

Our business is subject to various laws and regulations that may be changed from time to time in response to economic or political conditions. Matters subject to regulation include the following:

•	Discharge permits for drilling operations;
•	Drilling bonds;
•	Reports concerning operations;
•	The spacing of wells;
•	Unitization and pooling of properties;
•	Taxation; and
•	Environmental protection.

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

In December 2003, we learned that we are the subject of an investigation by the SEC. We understand that the SEC may be investigating whether anyone has issued false or misleading statements in connection with purchases and sales of our common stock, whether anyone has profited from selling stock at artificially high prices due to the manipulative statements, and whether any individual or group has failed to file ownership reports with the SEC as required for 10% or more beneficial owners under Section 16 of the Securities Exchange Act of 1934, as amended (Exchange Act), or failed to file ownership reports with the SEC as required for 5% or more beneficial owners under Section 13 of the Exchange Act. Management does not know of any acquisitions in excess of 5% of its outstanding shares, except for those described in previous filings with the SEC under Section 13 and Section 16 of the Exchange Act. We have supplied information to the SEC in response to their information requests, including, but not limited to, information on record ownership, stock transfers, sales of our securities and board of director and committee meetings, and we intend to continue to cooperate with their investigation. We do not know what the outcome of their investigation may be.

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

We have registered on registration statements a substantial amount of our outstanding shares of common stock and shares of common stock underlying warrants and options on registration statements and shares of our common stock that cannot currently be traded without restriction may become eligible for trading in the future. We cannot predict the effect future sales of our common stock will have on the market price of our common stock.

On December 31, 2006, we had 123,767,342 shares of common stock outstanding, of which 18,864,589 were shares of common stock subject to options and warrants. Of these outstanding shares, 46,311,651, or 37.4%, were “restricted stock” subject to resale restrictions. Additionally, 18,864,589 shares underlying options and warrants are restricted stock. Of these shares of common stock subject to resale restrictions, we have registered on registration statements 47,935,379 shares of our common stock, consisting of outstanding shares and shares underlying warrants and options, that will not be subject to restrictions during the effectiveness of the applicable registration statement. Further, our shares of restricted stock will be available for trading in the future, so long as all the requirements of Rule 144, promulgated under the Securities Act are met.

We cannot predict the effect, if any, that future sales of our common stock will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of common stock, such as the outstanding securities registered pursuant to the registration statements, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

We do not currently intend to pay dividends on our common stock.

We currently intend to retain any profits to fund the development and growth of our business. As a result, we have not paid dividends on our common stock and our board of directors currently does not intend to declare dividends or make any other distributions on our common stock in the foreseeable future. Consequently, it is uncertain when, if ever, we will declare dividends to our common stockholders. Investors in our common stock may not derive any profits from their investment in us for the foreseeable future, other than through any price appreciation of our common stock that may occur.

The price of our common stock could be volatile.

The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control:

•	Variations in our quarterly operating results;
•	Changes in market valuations of oil and gas companies;
•	Announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	Additions or departures of key personnel;
•	Future sales of our common stock;
•	Stock market price and volume fluctuations attributable to inconsistent trading volume levels of our common stock; and
•	Commencement of or involvement in litigation.

In addition, the trading volume of our common stock is relatively small, and the market for our common stock may not be able to efficiently accommodate significant trades on any given day. As a result, sizable trades of our common stock may cause volatility in the market price of our common stock to a greater extent than in more actively traded securities. These broad fluctuations may adversely affect the market price of our common stock.

Trading in our common stock is limited and sporadic, and a significant market for our common stock may not develop.

Our common stock is currently eligible for trading only on the OTC Bulletin Board. While there currently exists a limited and sporadic public trading market for our common stock, the price paid for our common stock and the amount of common stock traded are volatile. We cannot assure or guarantee you that the trading market for our common stock will improve or develop further, and as a result, the liquidity of our common stock may be reduced and you may not recover any of your investment.

We may issue our capital stock without the consent of stockholders. The issuance of any additional equity securities would further dilute our stockholders.

Our board of directors has the authority, without further action by the stockholders, to issue up to 500.0 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500.0 million shares of common stock authorized under our charter documents, of which approximately 123.8 million shares are issued and outstanding as of February 14, 2007. The issuance of preferred stock could have the effect of restricting dividends on the common stock or delaying or preventing our change in control without further action by the stockholders. While we have no present plans to issue any shares of preferred stock, we may need to do so in the future in connection with capital raising transactions. In addition, we may issue additional shares of common stock in connection with capital raising activities. The issuance of additional common stock would also have a dilutive impact on our stockholders’ ownership interest in our company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Undeveloped Lease Acreage

As of December 31, 2006, we owned leasehold interests (or, in the case of our properties in China, had rights under production sharing contracts) covering the following undeveloped lease acreage.

		Net Acres
	Gross Acres	Maximum	Minimum
China:
Enhong and Laochang Areas, Yunnan Province (1)	265,000	265,000	159,000
Qinnan and Shouyang Blocks, Shanxi Province (1)	1,058,000	1,021,000	704,000

(1)

For further discussion of our interests in these properties, see the discussion of our production sharing contracts and farmout agreements under “Our Holdings in the People’s Republic of China” contained in Item 1, Business.

Other Properties

Our principal office is located at 400 N. Sam Houston Parkway East, Suite 205, Houston, Texas 77060. The principal office consists of approximately 4,300 square feet at December 31, 2006. We also maintain offices in the following cities of the People’s Republic of China: Beijing, Taiyuan City, and Kunming.

ITEM 3.	LEGAL PROCEEDINGS

We have no knowledge of any pending or threatened material litigation, settlement of litigation, or other material claim involving us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The registrant held its annual meeting of stockholders in Houston, Texas on December 15, 2006. The only matter voted upon at the meeting was the election of six members to the registrant’s board of directors. The following sets forth the vote tabulation for each nominee:

Nominee	For	Withheld
John C. Mihm (elected)	53,755,199	1,604,771
Michael R. McElwrath (elected)	48,813,131	6,546,839
C. P. Chiang (elected)	53,755,199	1,604,771
Donald A. Juckett (elected)	53,753,899	1,606,071
Randall D. Keys (elected)	53,753,699	1,606,271
Thomas Williams (elected)	53,752,891	1,607,079
John Laurie Hunter	11,331,897	88,649
Eric Wing Cheong Leung	11,232,122	188,424
Mark Adam Parkin	11,232,122	188,424
Tim Whyte	11,332,097	88,449

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

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

	High	Low
2006
First Quarter	$2.32	$1.21
Second Quarter	$2.45	$1.42
Third Quarter	$1.70	$1.07
Fourth Quarter	$1.28	$0.75
2005
First Quarter	$1.34	$0.90
Second Quarter	$1.19	$0.86
Third Quarter	$2.00	$0.90
Fourth Quarter	$2.25	$1.08

On February 14, 2007, we had 123,772,342 shares of common stock outstanding. There were approximately 165 stockholders of record as of February 14, 2007.

We currently intend to retain all future earnings to fund the development and growth of our business. We have not paid dividends on our common stock and do not anticipate paying cash dividends in the immediate future. We did not repurchase any of our equity securities in 2006 and have not adopted a stock repurchase program.

Stock Performance Graph

The following graph compares the performance of the company’s common stock with that of the S&P 500 Index and the Dow Jones U.S. Exploration & Production Index. The graph sets forth the cumulative total stockholder return, which assumes reinvestment of dividends, of a $100 investment in the company’s common stock, the S&P 500 Index and the Dow Jones U.S. Exploration & Production Index.

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG FAR EAST ENERGY CORPORATION, THE DOW JONES U.S. EXPLORATION &

PRODUCTION INDEX, AND THE S&P 500 INDEX

	Cumulative Total Return*
	1/31/02	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Far East Energy Corporation	$100.00	$168.00	$131.20	$48.80	$54.40	$36.40
Dow Jones U.S. Exploration & Production Index	100.00	108.00	141.66	200.97	332.25	350.10
S&P 500 Index	100.00	79.05	101.73	112.80	118.34	137.03

*	Because no meaningful trading market for our common stock occurred until January 31, 2002, this analysis assumes $100.00 invested on January 31, 2002 in our common stock and each of the indices, including reinvestment of dividends.

The Stock Performance Graph is deemed not to be “soliciting material” or “filed” with the Securities and Exchange Commission, is not subject to the liabilities of Section 18 of the Securities Exchange Act, and shall not be deemed incorporated by reference into any of the filings previously made or made in the future by our company under the Securities Exchange Act or the Securities Act of 1933, as amended (except to the extent the company specifically incorporates any such information into a document that is filed).

Recent Sales of Unregistered Securities

The following is a description of the unregistered securities we granted or issued during the period of this report and subsequent to December 31, 2006 through the date of this report:

•

On each of January 31, 2007 and February 28, 2007 we issued 5,000 shares of our common stock, or a total of 10,000 shares, to a consultant in consideration for certain investor relations services for the first two months of 2007. The securities, which were taken for investment purpose and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and supplementary information included in Item 8, Financial Statements and Supplementary Data.

	As of and for the Years Ended December 31,
	2006(1)	2005	2004	2003(2)	2002
Operating Results Data
Operating revenues	$—	$—	$—	$—	$—

Operating expenses:
Geologic and engineering services	263,000	69,000	575,000	239,000	380,000
Exploration costs	587,000	2,418,000	550,000	—	—
Leasehold operating expense	958,000	—	—	—	—
Impairment loss	—	—	450,000	3,328,000	—
Other consulting and professional services	1,795,000	1,181,000	788,000	424,000	296,000
Compensation	3,455,000	1,865,000	2,023,000	1,769,000	596,000
Travel	573,000	461,000	608,000	334,000	575,000
Legal and accounting	1,476,000	1,426,000	1,508,000	411,000	66,000
Loss on investment in joint venture	—	—	—	22,000	—
Amortization of contract rights	—	—	23,000	58,000	—
General and administrative	1,668,000	1,142,000	1,487,000	468,000	231,000

Total operating expenses	10,775,000	8,562,000	8,012,000	7,053,000	2,144,000

Operating loss	(10,775,000)	(8,562,000)	(8,012,000)	(7,053,000)	(2,144,000)
Other income (expense):
Interest expense	—	—	(9,000)	(168,000)	—
Interest income	560,000	293,000	17,000	6,000	13,000
Gain on sale of assets	—	8,000	—	—	—
Foreign currency exchange gain (loss)	(128,000)	(31,000)	—	(2,000)	1,000

Total other income (expense)	432,000	270,000	8,000	(164,000)	14,000

Loss before income taxes	(10,343,000)	(8,292,000)	(8,004,000)	(7,217,000)	(2,130,000)
Income taxes	—	—	—	—	—

Net loss	(10,343,000)	(8,292,000)	(8,004,000)	(7,217,000)	(2,130,000)
Accumulated deficit—beginning of period	(25,669,000)	(17,377,000)	(9,373,000)	(2,156,000)	(26,000)

Accumulated deficit—end of period	$(36,012,000)	$(25,669,000)	$(17,377,000)	$(9,373,000)	$(2,156,000)

Earnings per share: Basic and diluted	$(0.10)	$(0.10)	$(0.13)	$(0.14)	$(0.05)

Financial Position Data
Total assets	$45,654,000	$27,011,000	$15,413,000	$4,614,000	$1,450,000
Total liabilities	3,943,000	2,830,000	940,000	870,000	503,000
Stockholders’ equity	41,711,000	24,181,000	14,473,000	3,744,000	947,000

(1)

During the fourth quarter of 2006, we determined that the functional currency for our Chinese operations for the reporting periods included in this Annual Report on Form 10-K was U.S. Dollars, instead of the Chinese Yuan as previously reported and utilized (see “Foreign Currency Transactions” in Note 1 to the consolidated financial statements).

(2)	2003 selected financial data has been restated, as previously reported in prior years’ Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes and all of the other information contained elsewhere in this report. The terms “we,” “us,” “our” and “our company” refer to Far East Energy Corporation.

Overview

We are a development stage company, and our objective is to become a recognized leader in CBM property acquisition, exploration, development and production. The drilling, testing and completion of exploratory wells has been our primary activity during 2006, having commenced in late 2003. Our activities prior to 2003 have been principally limited to organizational activities, including developing a strategic operating plan, capital funding, hiring personnel, entering into contracts, and acquiring rights to explore, develop, produce and sell oil and gas or CBM.

Our operations concentrate on CBM exploration and development in the Shanxi Province in northern PRC and in the Yunnan Province in southern PRC. During 2006, we spudded three horizontal wells in the Shouyang Block in the Shanxi Province. We completed drilling two of these three horizontal wells in May and November 2006. The third well, spudded in December 2006, was completed in February 2007. In addition, in February 2006 we completed a well spudded in 2005, bringing the total completed horizontal wells in Shouyang block to five, including a well completed in 2005, all of which are currently being dewatered. We also drilled a vertical well in the Qinnan Block of Shanxi Province in December 2006, and are currently processing data from that well. In the Yunnan Province, we completed drilling two slim hole vertical wells in February 2006, which had been spudded in 2005, and commenced drilling another vertical well in December 2006. We incurred exploration and development costs of approximately $15.2 million in the Shanxi Province and approximately $0.6 million in the Yunnan Province during the year ended 2006. Although we believe the results of our exploration activities in the Yunnan and Shanxi Provinces have been favorable, we will need to complete several more wells to achieve commercial viability in these provinces, which will require significant capital expenditures. No liquefied natural gas plant or other off-take candidate currently exists near our Shanxi Province projects, and pipelines must also be built on those projects to connect to larger pipelines to transport any CBM that may be produced from those projects. No gas pipeline, liquefied natural gas plant, or other off-take candidate currently exists to transport CBM from our properties in the Yunnan Province, and it is not likely that any such facilities will be built if and until favorable results are obtained from several more wells.

We have not recognized any revenues from our operations and do not anticipate recognizing meaningful revenues prior to 2008. We incurred a net loss of approximately $10.3 million for the year ended December 31, 2006, and we expect to incur losses and negative cash flows for the foreseeable future. As we are a development stage company concentrating on exploration and development of CBM, our expenditures primarily consist of geological and engineering services, exploration costs and travel expenses between our headquarters and the PRC. Our expenses also consist of consulting and professional services (including capital raising expenses), compensation, legal and accounting and general and administrative expenses which we incurred in order to facilitate necessary organizational activities.

During the year ended December 31, 2006, we raised net proceeds of approximately $25 million from the sale of our common stock, $784,000 from the exercise of warrants sold in previously completed private equity offerings, and $331,000 from the exercise of stock options. Management believes that we can fund our operations and minimum exploration and development activities in the PRC with our existing cash resources through the fourth quarter of 2007. For 2007, our estimated total capital expenditures in the PRC are approximately $11 million and our total estimated operating expenditures are $9 million. We will also require resources to fund significant capital expenditures for exploration and development activities and to fund operating expenses in future periods beyond 2007. As we do not have a source of revenue, we will require additional financing in order to continue our exploration and development in the PRC and sustain our operating losses. We intend to finance our operations by various methods, which might include issuing equity securities, the continued exercise of warrants issued to investors in conjunction with previously completed private offerings, entering into farmout agreements and other arrangements with strategic partners, and debt financing, among other alternatives. If we fail to raise the necessary funds to complete our exploration activities or we cannot obtain extensions to the requirements under our PSCs, we would not be able to successfully complete our exploration activities, and we may lose rights under our PSCs.

Results of Operations

2006 Compared to 2005

	2006	2005	Increase (Decrease)	% Change
Geologic and engineering services	$263,000	$69,000	$194,000	281%
Exploration costs	587,000	2,418,000	(1,831,000)	(76)%
Leasehold operating expense	958,000	—	958,000	NA
Other consulting and professional services	1,795,000	1,181,000	614,000	52%
Compensation	3,455,000	1,865,000	1,590,000	85%
Travel	573,000	461,000	112,000	24%
Legal and accounting	1,476,000	1,426,000	50,000	4%
General and administrative	1,668,000	1,142,000	526,000	46%

Total	$10,775,000	$8,562,000	$2,213,000	26%

Geologic and engineering services increased due to the seismic surveying and geological costs in the Shanxi and Yunnan Provinces as a result of increased exploration activity in 2006, which we expect to continue to increase in subsequent periods as additional exploration activity occurs. This increase is partially due to the acquisition of 25 kilometers of 2D seismic information in the Qinnan Block.

Exploration costs consist primarily of the write-off of drilling and exploration costs previously capitalized. Accounting for such write-off’s is determined by Statement of Financial Accounting Standards (SFAS) No. 19, Financial Accounting and Reporting by Oil and Gas Producing Entities and Financial Accounting Standards Board Staff Position (FSP) No. 19-1, Accounting for Suspended Well Cost, which require that wells be expensed unless a sufficient quantity of reserves has been located to justify the well’s completion, and the enterprise is making sufficient progress assessing the reserves. For further discussion of our accounting policies, see “Critical Accounting Policies—Accounting for Oil and Gas Properties” below. The higher exploration costs for 2005 were primarily attributable to the fact that in 2005 we expensed $2,335,000 of drilling and fracture costs that were capitalized in 2004. Comparable write-off’s in 2006 totaled $559,000, and included trailing costs for the wells identified for write-off in 2005, as well as $451,000 expensed for the Yunnan FCY-LC04 and FCY-LC05 wells. These Yunnan Province wells were two slim hole wells drilled for informational purposes and which we do not expect to develop further.

Lease operating costs for 2006 included production costs related to the first and third horizontal wells in the Shouyang Block in the Shanxi Province, which have achieved continuous production, and workover costs related to the first horizontal well. The workover has been completed, and the well has returned to continuous production, although the production is small and the data obtained is not yet sufficient to project peak gas production. We expect additional lease operating costs as the second horizontal well is expected to be worked over and as work to achieve continuous production for additional wells progresses.

The increase in our other consulting and professional fees in 2006 compared to 2005 was primarily attributed to an increase in investor relations and proxy solicitation costs of $474,000 related to the proxy contest in late 2006. Additionally, the increase was due to higher consultant expenses related to operations planning for PRC project development.

Compensation expense increased $1.6 million, primarily due to the adoption of SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)), which requires that we measure the compensation expense for options awarded at the grant date and recognize the expense over the period that the compensation is earned. Prior to our adoption of SFAS No. 123(R), we accounted for our options awarded to employees and members of our board of directors under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and recognized expense to the extent that the exercise price of the option was less than the market price on the date of grant. Our adoption of SFAS No. 123(R) in 2006 resulted in recognition of $1,452,000 in employee stock compensation expense, as compared to $387,000 in 2005. Cash compensation increased approximately $525,000, due primarily to an approximate 10% increase in salary and benefits, increased bonuses, and additional employees in the PRC.

Travel expense increased in 2006 compared to the prior year due primarily to expenses related to the proxy contest in late 2006.

Legal and accounting expenses increased in 2006 compared to 2005 primarily as a result of legal fees of $602,000 related to the proxy contest in late 2006.

General and administrative expenses increased in 2006 compared to 2005 primarily due to the adoption of SFAS No. 123(R) to record options granted to our board of directors. To a lesser extent, the increase is due to an increase in office rent in the Houston and Beijing offices, the addition of our Taiyuan City office, increased depreciation for office equipment and increased communication charges between our Houston and Beijing offices due to expanded operations and the proxy contest in late 2006.

Interest income increased in 2006 compared to 2005 primarily as a result of increased cash balances available for investment and higher interest rates in 2006.

2005 Compared to 2004

	2005	2004	Increase (Decrease)	% Change
Geologic and engineering services	$69,000	$575,000	$(506,000)	(88)%
Exploration costs	2,418,000	550,000	1,868,000	340%
Impairment loss	—	450,000	(450,000)	(100)%
Other consulting and professional services	1,181,000	788,000	393,000	50%
Compensation	1,865,000	2,023,000	(158,000)	(8)%
Travel	461,000	608,000	(147,000)	(24)%
Legal and accounting	1,426,000	1,508,000	(82,000)	(5)%
Amortization	—	23,000	(23,000)	(100)%
General and administrative	1,142,000	1,487,000	(345,000)	(23)%

Total	$8,562,000	$8,012,000	$550,000	7%

Geologic and engineering services decreased due to the sale of our Montana properties in February 2005. The decrease was offset by surveying and geological costs in the Shanxi and Yunnan Provinces as a result of increased exploration activity, which we expect to continue to increase in subsequent periods as additional exploration activity occurs.

The increase in exploration costs in 2005 was primarily attributable to the expensing of drilling and fracture costs that were capitalized in 2004. These costs were comprised of the expenses from the drilling of the second and third Yunnan Province wells, FCY-EH01 and FCY-EH02, which were completed in the second and first quarter of 2004, respectively. These costs also included the costs to fracture the FCC-QN002 well in the Shanxi Province, which was completed in the fourth quarter of 2004. During 2004, costs related to the wells were recorded as unevaluated well costs in property and equipment pending determination of whether proved reserves would be attributed to the well within one year; however, during 2005 proved reserves were not attributed to the wells and there was no firm plan to develop these wells further. The cost related to these three wells was approximately $2,027,000. Additionally, in 2005, we expensed approximately $308,000 related to two slim hole wells completed in the Yunnan Province in the first quarter of 2005, as there were no plans to further develop these wells.

We incurred no impairment loss in 2005 as compared to an impairment loss of $450,000 recorded in 2004 on our Montana properties prior to the sale of our Montana properties in February 2005.

The increase in our other consulting and professional fees in 2005 compared to 2004 was primarily attributed to an increase in CUCBM salaries incurred in 2005 compared to 2004 under our production sharing contracts for the Shanxi Province project. The increase, to a lesser extent, was the result of contractual increases during 2005 in fees paid to a consultant for investor relations and assistance in capital raising initiatives.

Compensation expense decreased $158,000 from 2004 to 2005, primarily as a result of no options being granted below the market price on the date of grant during 2005, which reduced employee stock compensation expense $196,000. Cash compensation expense increased slightly, by $38,000, primarily due to an increase in the number of permanent employees, including hiring permanent employees in finance and field operations and the additional expense of placing an expatriot country manager and finance manager in our China office. However, most additions were made late in 2005, and some were impacted by capitalization of personnel costs related to drilling wells, so that the overall increase was reduced.

Travel expense decreased in 2005 compared to the prior year due primarily to the reduction in travel for capital raising activities as the number of private placements and requirement for international travel was reduced.

Legal and accounting expenses have decreased during 2005 compared to 2004 primarily as a result of the completion of our registration statement filed with the SEC in July 2004 and declared effective in February 2005 and the accompanying response to the SEC review of our previously filed annual and quarterly reports. The decrease was partially offset by the increased legal fees due to the planned corporate restructuring and completion of additional contracts as our exploration activities have increased.

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

Capital Resources and Liquidity

We have no source of revenue or cash flow from operations, and our primary source of cash flow has been cash proceeds from private placements of our common stock and warrants to purchase our common stock, exercise of warrants and options to purchase our common stock and, in 2005, the sale of our Montana properties. Our principal requirements for cash are exploration and development of our CBM properties in China. Based on funds currently available to us, we believe that we have adequate cash resources to fund our required operations and exploration and development operations in China through the fourth quarter of 2007. However, to continue to operate and explore and develop our projects in China, we will need to raise additional funds by the first quarter of 2008.

Cash flow

As of December 31, 2006, 2005 and 2004, cash and cash equivalents were $20,501,000, $14,631,000, and $11,418,000, respectively.

Cash used in operating activities for the year ended December 31, 2006 was $6,200,000 as compared to $4,229,000 for 2005 and $5,711,000 for 2004. We generated no revenue in each of those years. The increase in cash used in operating activities in 2006 was due to increased operations activities and the cost of the proxy contest in late 2006. In 2005 the reduction in cash used in operating activities was due to the reduction in certain cash operating expenses, including legal and accounting, travel and general and administrative costs, as well as an increase in interest income and improved vendor relationships, enabling us to extend payment terms. The increase in cash used in operating activities in 2004 was due to increased cash operating expenses, including compensation, geologic and engineering services, legal and accounting and general and administrative.

Cash used in investing activities for the year ended December 31, 2006 was $13,906,000 as compared to $10,078,000 for 2005 and $2,411,000 for 2004. In 2006 cash used in exploration activities included $15,133,000, offset by return of an escrow of $1,250,000. The increase in cash used in exploration activities in 2006 was due to increased drilling and testing projects, including completion of the drilling of our second horizontal well, the drilling and completion of two additional horizontal wells, and the initial drilling process for the fifth horizontal well in the Shouyang Block of the Shanxi project. In 2005, expenditures related to drilling and testing one horizontal well and continuing to drill an additional horizontal well in the Shanxi Province totaled $10,606,000. Additionally, in 2005, in conjunction with the sale of our Montana properties, we purchased $100,000 of overriding royalty interests, which we included in the sale of our Montana properties for gross proceeds of approximately $1,135,000. During 2005, we deposited an additional $250,000 in escrow with a vendor in conjunction with the drilling of the Shanxi horizontal wells.

Cash provided by financing activities increased to $26,068,000 for the year ended December 31, 2006 as compared to $17,424,000 for 2005 and $17,216,000 for 2004. The increase in cash provided by financing activities in 2006 was generated by the private placement and public offering of our common stock, as well as proceeds from the exercise of warrants for previously completed equity offerings and from the exercise of options to purchase our common stock. The increase in cash provided by financing activities in 2005 reflects proceeds from the private placement of our common stock and warrants to purchase our common stock as well as the exercise of warrants from previously completed equity offerings. Net proceeds from the sale of our common stock and warrants were approximately $25.0 million in 2006, $12.5 million in 2005 and $14.4 million in 2004. Additionally, during 2006 and 2005, respectively, we received approximately $784,000 and $4,549,000 upon the exercise of warrants to purchase 547,799 and 4,524,020 shares of our common stock, and $331,000 and $156,000 upon the exercise of options to purchase 510,000 and 240,000 shares of our common stock. In 2004, we received approximately $2,827,000 upon the exercise of warrants to purchase 2,827,286 shares of our common stock.

Capital Resources and Requirements

Our board of directors has the authority, without further action by the stockholders, to issue up to 500 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500 million shares of common stock authorized under our charter documents, of which 123.8 million shares were issued and outstanding as of December 31, 2006. The issuance of preferred stock could have the effect of restricting dividends on the common stock or delaying or preventing our change in control without further action by the stockholders. While we have no present plans to issue any shares of preferred stock, we may need to do so in the future in connection with capital raising transactions. In addition, we may issue additional shares of common stock in connection with capital raising activities. The issuance of additional common stock would also have a dilutive impact on our stockholders’ ownership interest in our company.

The exploration and development of coalbed methane gas reserves requires substantial capital expenditures. In order to reduce our investment in a particular project, we may form joint ventures and seek joint venture partners to share the costs. We incurred approximately $17.3 million of costs related to exploration and development during the year ended December 31, 2006. We anticipate that cash expenditures for planned 2007 exploration and development activities would include:

•

Shanxi Province Phase III. We are required to drill additional wells totaling approximately 4,900 meters of horizontal drilling in coal seam to satisfy our remaining Phase III obligations under the Shanxi Agreements, which we required to complete by June 30, 2007. Our average horizontal drilling in coal seam has been approximately 1,400 meters per well for the first five completed wells. We expect to complete the remaining obligation to drill 4,900 meters by drilling approximately four additional horizontal wells, at an estimated cost of approximately $1.5 million each. If we are able to extend our Phase III obligations, we plan to drill at least one of these horizontal wells in 2007. As described in Item 1—Business above, to enter into a modification agreement to extend our Phase III term from June 30, 2007 to June 30, 2009, we must complete specified drilling activities in addition to those described above, including the drilling and testing of a vertical core well. Depending on the test results, we will then either begin drilling one horizontal well or drill an equivalent number of vertical wells in the Qinnan Block before June 1, 2007, as required for the extension. If we choose to drill vertical wells rather than horizontal wells, the vertical wells could add to our total cost under Phase III.

•

Yunnan Province Phase II. Our Phase II obligations under the Enhong-Laochang PSC require us to drill at least one horizontal well with a minimum of two laterals, which we are required to complete by June 30, 2007. As described in Item 1—Business above, to enter into a modification agreement to extend our Phase II term from June 30, 2007 to June 30, 2009, we must drill two vertical wells, which we estimate will cost a total of approximately $1.3 million, and spend at least an additional $670,000 under the PSC in the first half of 2007. We expect to spend approximately $2.8 million to fulfill our remaining Phase II obligations, including expenditures described above relating to obtaining an extension of the Phase II term. We expect to spend approximately $1.3 million of that total in 2007.

If our operating requirements differ materially from those currently planned, we may require more financing than currently anticipated.

We will also require resources to fund significant capital expenditures for exploration and development activities and to fund operating expenses in future periods. We do not anticipate recognizing meaningful revenues prior to 2008. CBM projects traditionally require multiple wells to properly dewater the coal and generate predictable volumes of gas. It is not yet possible to predict volumes, so decisions about marketing the CBM cannot yet be made. To generate revenue in China prior to the point at which production reaches pipeline quantities, we may elect to install compressors and produce CNG, which could be sold to local communities. We estimate that this alternative would cost approximately $670,000 for a compressor facility which is capable of processing two MMcf of gas per day. We could also elect to construct LNG facilities on our properties. We estimate that a 100-ton per day LNG facility, which would liquefy approximately five MMcf of gas per day, would cost approximately $15 million to construct and take two years to construct. We estimate that a 1,000-ton per day facility capable of liquefying 50 MMcf of gas per day would cost approximately $76 million and take two years to construct. We may construct pipelines to move CBM from our fields to either municipalities or other pipelines. We estimate the initial cost to construct pipelines in the Yunnan Province and Shanxi Province will total approximately $52 million. If CUCBM elects a 30% working interest in Shanxi and 40% working interest in Yunnan our net costs would be approximately $33 million. We are delaying any decisions regarding the construction of LNG facilities or pipelines until such time as significant CBM volumes are achieved. We believe this delay may allow us to avoid construction costs to the extent other strategic partners have constructed, are constructing, or are planning to construct, such facilities.

We do not currently have the funds to complete our current and proposed business operations in China. To develop our projects in China over the long term, we need to obtain project funding to satisfy significant expenditures for exploration and development of those projects, if they are successful. We intend to obtain the funds for our planned exploration and development activities by various methods, which might include the issuance of equity securities, issuance of debt instruments, continued exercise of warrants issued to investors in conjunction with the recently completed private offerings, obtaining farm-out partners and the potential sale of property interests, among other alternatives. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all. If our operating requirements vary materially from those currently planned, we may require more financing than currently anticipated. Borrowing money may involve pledging some or all or our assets. Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing stockholders. If we fail to raise the necessary funds to complete our exploration activities and we cannot obtain extensions to the requirements under our PSCs, we would not be able to successfully complete our exploration activities and we may lose rights under our PSCs.

Contractual Obligations Table

Obligations under non-cancelable agreements at December 31, 2006 were as follows:

	Total	Payments Due by Period
		2007	2008-2010	2011-2012	2013 and Beyond
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations(1)	140,000	126,000	11,000	3,000	—
Purchase Obligations(2)	656,000	656,000	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	—	—	—	—	—

Totals	$796,000	$782,000	$11,000	$3,000	$—

(1)	We enter into operating leases in the normal course of business primarily for our office space and equipment.
(2)

We include in purchase obligations contractual agreements to purchase goods or services that are legally enforceable and that specify all significant terms, including fixed or minimum quantities, fixed, minimum or variable price provisions and the approximate timing of the transaction. We have included our obligations under the PSCs for the Yunnan Province project and Shanxi Province project for which the amounts were specified in the contracts. We have elected to enter into Phase II for the Yunnan Province project and Phase III for the Shanxi Province project and have included contractual expenses through completion of these Phases, which are currently required to be completed by June 30, 2007, but for which we expect to receive an extension of term to June 30, 2009, as described above in Capital Resources and Requirements. We did not include the drilling and completion costs required under the PSCs as those amounts are not specified in the contract, but are performance requirements. We have disclosed our estimate of the costs to perform those required actions as described under “Capital Resources and Requirements” above.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, we were not involved in any unconsolidated SPE transactions or any other form of off-balance sheet arrangement.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We consider an accounting estimate to be critical if (1) it requires assumptions to be made that were uncertain at the time the estimate was made; and (2) changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

Management has discussed the development and selection of its critical accounting policies with our Audit Committee, and the Audit Committee has reviewed the disclosures presented below relating to them.

We believe the following critical accounting policies reflect our significant estimates and judgments used in the preparation of our financial statements:

Accounting for Oil and Gas Properties

We use the successful efforts method of accounting for our oil and gas properties. Under this method, oil and gas lease acquisition costs and intangible drilling costs associated with exploration efforts that result in the discovery of proved reserves and costs associated with development drilling, whether or not successful, are capitalized when incurred. If proved commercial reserves are not discovered, such drilling costs are expensed. In some circumstances, it may be uncertain whether proved commercial reserves have been found when drilling has been completed. Such exploratory well drilling costs may continue to be capitalized if the reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. We assess our capitalized exploratory wells pending evaluation each quarter to determine whether costs should remain capitalized or should be charged to earnings. Other exploration costs, including geological and geophysical costs, are expensed as incurred. We recognize gains or losses on the sale of properties on a field basis.

The application of the successful efforts method of accounting requires management’s judgment to determine the proper designation of wells as either developmental or exploratory, which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and application of industry experience. Judgment is also required to determine whether to continue to capitalize the cost of wells pending evaluation of whether proved commercial reserves have been found. Wells may be completed that are assumed to be productive and actually deliver oil and gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Seismic costs incurred to select development locations within a productive oil and gas field are typically treated as development costs and capitalized. Judgment is required to determine when the seismic programs are not within proved reserve areas and therefore would be charged to expense as exploratory. The evaluation of oil and gas leasehold acquisition costs requires management’s judgment to estimate the fair value of exploratory costs related to drilling activity in a given area.

The successful efforts method of accounting can have a significant impact on the operational results reported when we enter a new exploratory area in hopes of finding oil and gas reserves. Seismic costs can be substantial which will result in additional exploration expenses when incurred. The initial exploratory wells may be unsuccessful and the associated costs will then be expensed and any associated leasehold costs may be impaired. Coalbed methane wells require a period of time to dewater the wells prior to testing and determining whether proved reserves can be attributed to the well. The costs of wells which continue to be capitalized pending evaluation of whether proved commercial reserves have been found may ultimately be charged to expense. Financial Accounting Standards Board Staff Position No. 19-1, Accounting for Suspended Well Costs, allows capitalization of costs to be continued beyond one year in cases where reserves for the well are not yet proven, but the company demonstrates sufficient continuing progress toward assessing those reserves.

Impairment of unproved oil and gas properties

Unproved leasehold costs and exploratory drilling in progress are capitalized and are reviewed periodically for impairment. Costs related to impaired prospects or unsuccessful exploratory drilling are charged to expense. The estimated fair value of unproved leasehold costs includes the present value of probable reserves discounted at rates commensurate with the risks involved in each classification of reserve. Our assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impacts the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future, as it may not be economic to develop some of these unproved properties. As of December 31, 2006, we had total unproved oil and gas property costs of approximately $24.5 million, consisting of undeveloped leasehold costs of $0.3 million in China and unevaluated exploratory drilling costs of $24.0 million incurred in China.

Estimates of future dismantlement, restoration, and abandonment costs

The accounting for future development and abandonment costs is determined by SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The accrual is based on estimates of these costs for each of our properties based upon the type of production structure, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based on numerous factors, including changing technology, the political and regulatory environment and estimates as to the proper discount rate to use and timing of abandonment.

We have drilled seven vertical wells in the Yunnan Province and, at December 31, 2006, were currently drilling an additional vertical well there. We have completed four horizontal exploratory wells and one vertical well and were in the process of drilling another horizontal exploratory well in the Shanxi Province at December 31, 2006. Phillips drilled three wells in the Shanxi Province, which we acquired through our farmout agreements with Phillips. We will be required to plug and abandon those wells and restore the well site upon completion of their production. Sufficient testing on the wells has not been completed to determine the lives of these wells and therefore we have insufficient information to determine the timing of the obligations related to plugging, abandoning and restoring the site and cannot determine the present value of the obligation. Due to the small number of wells, we do not believe the obligation is material, and we will recognize the liability when a reasonable estimate of fair value can be made. Therefore, there is no provision in the accompanying consolidated financial statements.

Assessments of functional currencies

Periodically, we assess the functional currencies of our Chinese subsidiaries to ensure that the appropriate currencies are utilized in accordance with the guidance in SFAS No. 52, Foreign Currency Translation. We determine whether the U.S. or the Chinese currency is the appropriate functional currency based on an assessment of the economic and financing environments in which the Chinese subsidiary is situated. The assessment includes, among other factors, in what currencies the financing and operating expenditures are denominated and whether the subsidiary’s operations are sufficient to service additional financings. The assessment of functional currencies can have a significant impact on periodic results of operations and financial position.

Share-based Compensation

On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)) to account for stock options granted to our employees and members of our board of directors. We determine the fair value of the options awarded using the Black Scholes option pricing model. We determine the expected lives based upon historical exercise rates, or if the options awarded have characteristics that are dissimilar to our historical information, we utilize the expected life calculation provided for under the Security and Exchange Commission’s Staff Accounting Bulletin (SAB) 107 for “plain vanilla” options as defined in the SAB. We estimate volatility using the historical daily price intervals for our common stock, unless the expected life exceeds our available historical information. We then use an average of our historical volatility and volatility estimated for similar peer companies for the remaining period. We estimate forfeiture rates using appropriate historical information and analyze our forfeiture rates quarterly to determine if any revisions are necessary. Our graded vesting options are accounted for under the straight-line attribution method.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. dollar, we conduct our business in Chinese Yuan and therefore are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. We do not expect to generate meaningful revenue from activities in China prior to 2008. Prior to July 2005, the exchange rate between U.S. Dollars and Chinese Yuan was fixed, and, consequently, we experienced no fluctuations in the value of goods and services we purchased in China because of currency exchange.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm, Payne Smith & Jones, P.C., that audited our consolidated financial statements included in this report, has issued an audit report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, which is included on page 37 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Far East Energy Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Far East Energy Corporation and Subsidiaries (a development stage company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006 and for the period from the date of incorporation on February 4, 2000 to December 31, 2006. Our audits also included the financial statement schedule listed in Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Far East Energy Corporation and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 and for the period from the date of incorporation on February 4, 2000 to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Far East Energy Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 14, 2007, expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

February 14, 2007

/s/ Payne Smith & Jones, P.C.
Payne Smith & Jones, P.C.

Dallas, Texas

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Far East Energy Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Far East Energy Corporation (FEEC) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FEEC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of FEEC’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that FEEC maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, FEEC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Far East Energy Corporation, as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows of FEEC for each of the years in the three-year period ended December 31, 2006 and for the period from the date of incorporation on February 4, 2000 to December 31, 2006, and our report dated February 14, 2007 expressed an unqualified opinion.

February 14, 2007

/s/ Payne Smith & Jones P.C.
Payne Smith & Jones, P.C.

Dallas, Texas

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

	At December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$20,501,000	$14,631,000
Inventory	57,000	158,000
Prepaid expenses	270,000	150,000
Deposits	319,000	810,000
Other current assets	—	1,000

Total current assets	21,147,000	15,750,000

Restricted cash	—	1,250,000
Property and equipment, net	24,507,000	10,011,000

Total assets	$45,654,000	$27,011,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,943,000	$2,830,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value, 500,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 123,767,342 and 97,147,222 issued and outstanding, respectively	124,000	97,000
Additional paid in capital	73,285,000	47,119,000
Additional paid in capital-outstanding stock options	4,314,000	2,542,000
Deficit accumulated during the development stage	(36,012,000)	(25,669,000)
Accumulated other comprehensive income (loss)	—	92,000

Total stockholders’ equity	41,711,000	24,181,000

Total liabilities and stockholders’ equity	$45,654,000	$27,011,000

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

	Inception (February 4, 2000) through December 31, 2006	Years ended December 31,
		2006	2005	2004
Operating revenues	$—	$—	$—	$—

Operating expenses:
Geologic and engineering services	1,526,000	263,000	69,000	575,000
Exploration costs	3,555,000	587,000	2,418,000	550,000
Leasehold operating expense	958,000	958,000	—	—
Impairment loss	3,778,000	—	—	450,000
Other consulting and professional services	4,295,000	1,795,000	1,181,000	788,000
Compensation	9,698,000	3,455,000	1,865,000	2,023,000
Travel	2,551,000	573,000	461,000	608,000
Legal and accounting	4,892,000	1,476,000	1,426,000	1,508,000
Loss on investment in joint venture	22,000	—	—	—
Amortization of contract rights	81,000	—	—	23,000
General and administrative	5,216,000	1,668,000	1,142,000	1,487,000

Total operating expenses	36,572,000	10,775,000	8,562,000	8,012,000

Operating loss	(36,572,000)	(10,775,000)	(8,562,000)	(8,012,000)
Other income (expense):
Interest expense	(177,000)	—	—	(9,000)
Interest income	889,000	560,000	293,000	17,000
Gain on sale of assets	8,000	—	8,000	—
Foreign currency exchange loss	(160,000)	(128,000)	(31,000)	—

Total other income	560,000	432,000	270,000	8,000

Loss before income taxes	(36,012,000)	(10,343,000)	(8,292,000)	(8,004,000)
Income taxes	—	—	—	—

Net loss	(36,012,000)	(10,343,000)	(8,292,000)	(8,004,000)
Accumulated deficit-beginning of period	—	(25,669,000)	(17,377,000)	(9,373,000)

Accumulated deficit-end of period	$(36,012,000)	$(36,012,000)	$(25,669,000)	$(17,377,000)

Earnings per share:
Basic and diluted		$(0.10)	$(0.10)	$(0.13)

Weighted average shares outstanding:
Basic and diluted		104,912,539	82,464,902	60,113,342

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2006, 2005, 2004, 2003, 2002 and 2001 and

from Inception (February 4, 2000) Through December 31, 2000

	Date of Transaction	Common Stock		Additional Paid-In Capital	Additional Paid-In Capital Outstanding Stock Options(1)	Deficit Accumulated During the Development Stage(1)	Accumulated Other Comprehensive Income (Loss)	Loss	Total Stockholders’ Equity
		Number of Shares	Par Value
Shares issued	4/00-8/00	2,250,000	$2,000	$51,000	$—	$—	$—	$—	$53,000
Net loss						(11,000)		(11,000)	(11,000)

Balance at December 31, 2000		2,250,000	2,000	51,000	—	(11,000)	—		42,000
Net loss						(15,000)		(15,000)	(15,000)

Balance at December 31, 2001		2,250,000	2,000	51,000	—	(26,000)	—		27,000
18 for 1 stock split	1/1/2002	38,250,000	38,000	(38,000)					—
Shares issued	1/24-4/1/02	5,250,500	5,000	3,047,000					3,052,000
Stock issued in Newark Valley Oil & Gas, Inc. acquisition	12/30/02	1,600,000	2,000	3,598,000					3,600,000
Stock issued subject to acquisition completion		(1,600,000)	(2,000)	(3,598,000)					(3,600,000)
Comprehensive loss:
Net loss						(2,130,000)		(2,130,000)	(2,130,000)
Foreign currency translation adjustment							(2,000)	(2,000)	(2,000)

Total comprehensive loss								$(2,132,000)

Balance at December 31, 2002		45,750,500	$45,000	$3,060,000	$—	$(2,156,000)	$(2,000)		$947,000

continued on next page

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2006, 2005, 2004, 2003, 2002 and 2001 and

from Inception (February 4, 2000) Through December 31, 2000

(continued from the previous page)

	Date of Transaction	Common Stock		Additional Paid-In Capital	Additional Paid-In Capital Outstanding Stock Options(1)	Deficit Accumulated During the Development Stage(1)	Accumulated Other Comprehensive Income (Loss)	Loss	Total Stockholders’ Equity
		Number of Shares	Par Value
Balance at December 31, 2002		45,750,500	$45,000	$3,060,000	$—	$(2,156,000)	$(2,000)	$—	$947,000
Shares issued	2/12/2003	60,000	1,000	134,000					135,000
	4/30-10/7/03	8,628,269	9,000	4,939,000					4,948,000
Warrants exercised	11/26, 12/4,
	12/29/03	32,692		33,000					33,000
Stock options outstanding	10/1-12/31/03				930,000				930,000
Issuance of debt with beneficial conversion feature	6/12/03 and 7/23/03			168,000					168,000
Conversion of notes payable	10/6/03	307,692		200,000					200,000
Stock issued upon completion of Newark Valley Oil & Gas, Inc. acquisition	8/21/03	1,600,000	2,000	3,598,000					3,600,000
Comprehensive loss:
Net loss						(7,217,000)		(7,217,000)	(7,217,000)

Total comprehensive loss								$(7,217,000)

Balance at December 31, 2003		56,379,153	$57,000	$12,132,000	$930,000	$(9,373,000)	$(2,000)		$3,744,000

continued on next page

(1)	Additional paid-in capital and deficit accumulated during the development stage were restated in 2003 and 2002.

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2006, 2005, 2004, 2003, 2002 and 2001 and

from Inception (February 4, 2000) Through December 31, 2000

(continued from the previous page)

	Date of Transaction	Common Stock		Additional Paid-In Capital	Additional Paid-In Capital Outstanding Stock Options(1)	Deficit Accumulated During the Development Stage(1)	Accumulated Other Comprehensive Income (Loss)	Loss	Total Stockholders’ Equity
		Number of Shares	Par Value
Balance at December 31, 2003		56,379,153	$57,000	$12,132,000	$930,000	$(9,373,000)	$(2,000)	$—	$3,744,000
Warrants exercised	1/15, 3/5, 3/23-4/28, 5/21, 8/6, and 12/10/04	2,827,286	3,000	2,824,000					2,827,000
Warrants redeemed unexercised	3/23-4/28			(2,000)					(2,000)
Conversion of notes payable	2/20/04	153,846		100,000					100,000
Shares issued to compensate consultant	2/29-12/31/04	37,000		58,000					58,000
Shares issued	3/30-5/19/04	1,280,000	1,000	2,226,000					2,227,000
Shares issued	5/31/04	550,000	1,000	1,055,000					1,056,000
Stock options outstanding	1/1-12/31/04				1,131,000				1,131,000
Shares issued	12/7/04	250,000		250,000					250,000
Shares issued	12/21-12/23/04	12,812,500	13,000	9,417,000					9,430,000
Shares issued	12/31/04	2,252,625	2,000	1,656,000					1,658,000
Comprehensive loss:
Net loss						(8,004,000)		(8,004,000)	(8,004,000)
Foreign currency translation adjustment							(2,000)	(2,000)	(2,000)

Total comprehensive loss								$(8,006,000)

Balance at December 31, 2004		76,542,410	$77,000	$29,716,000	$2,061,000	$(17,377,000)	$(4,000)		$14,473,000

continued on next page

(1)	Additional paid-in capital and deficit accumulated during the development stage were restated in 2003 and 2002.

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2006, 2005, 2004, 2003, 2002 and 2001 and

from Inception (February 4, 2000) Through December 31, 2000

(continued from the previous page)

	Date of Transaction	Common Stock		Additional Paid-In Capital	Additional Paid-In Capital Outstanding Stock Options(1)	Deficit Accumulated During the Development Stage(1)	Accumulated Other Comprehensive Income (Loss)	Loss	Total Stockholders’ Equity
		Number of Shares	Par Value
Balance at December 31, 2004		76,542,410	$77,000	$29,716,000	$2,061,000	$(17,377,000)	$(4,000)	$—	$14,473,000
Stock options outstanding	1/1-12/31/05				481,000				481,000
Shares issued to compensate consultant	1/31-12/31/05	60,000		73,000					73,000
Issuance of warrants	1/10/05			176,000					176,000
Shares issued to fulfill antidilution provisions of previous issuances	1/13/05	887,500	1,000	(1,000)					—
Shares issued	9/20/05	12,111,111	12,000	10,070,000					10,082,000
Shares issued	10/7-10/12/05	2,782,181	3,000	2,384,000					2,387,000
Exercise of warrants	10/5-10/17/05	4,474,020	4,000	4,470,000					4,474,000
Exercise of options	11/8/05	240,000		156,000					156,000
Exercise of warrants	11/8/05	50,000		75,000					75,000
Comprehensive loss:
Net loss						(8,292,000)		(8,292,000)	(8,292,000)
Foreign currency translation adjustment							96,000	96,000	96,000

Total comprehensive loss								$(8,196,000)

Balance at December 31, 2005		97,147,222	$97,000	$47,119,000	$2,542,000	$(25,669,000)	$92,000		$24,181,000

continued on next page

(1)	Additional paid-in capital and deficit accumulated during the development stage were restated in 2003 and 2002.

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2006, 2005, 2004, 2003, 2002 and 2001 and

from Inception (February 4, 2000) Through December 31, 2000

(continued from the previous page)

	Date of Transaction	Common Stock		Additional Paid-In Capital	Additional Paid-In Capital Outstanding Stock Options(1)	Deficit Accumulated During the Development Stage(1)	Accumulated Other Comprehensive Income (Loss)	Loss	Total Stockholders’ Equity
		Number of Shares	Par Value
Balance at December 31, 2005		97,147,222	$97,000	$47,119,000	$2,542,000	$(25,669,000)	$92,000	$—	$24,181,000
Shares issued to compensate consultant		59,259	—	91,000					91,000
Shares issued	7/3-7/7/06	6,622,222	7,000	8,261,000					8,268,000
Shares issued	8/8/06	30,068	—	40,000					40,000
Shares issued	10/19/06	18,862,221	19,000	16,626,000					16,645,000
Exercise of warrants		536,350	1,000	783,000					784,000
Issuance of warrants				34,000					34,000
Stock options exercised	Q3 06	380,000	—	247,000					247,000
Stock options exercised	Q4 06	130,000	—	84,000					84,000
Stock options outstanding					1,772,000				1,772,000
Comprehensive loss:
Net Income (Loss)						(10,343,000)		(10,343,000)	(10,343,000)
Foreign currency translation adjustment							(92,000)	(92,000)	(92,000)

Total comprehensive loss								$(10,435,000)

Balance at December 31, 2006		123,767,342	$124,000	$73,285,000	$4,314,000	$(36,012,000)	$—		$41,711,000

(1)	Additional paid-in capital and deficit accumulated during the development stage were restated in 2003 and 2002.

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Inception (February 4, 2000) through 12/31/2006	For the Years Ended December 31,
		2006	2005	2004
Cash flows from operating activities
Net loss	$(36,012,000)	$(10,343,000)	$(8,292,000)	$(8,004,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	276,000	83,000	61,000	48,000
Stock issued to pay expense	222,000	91,000	73,000	58,000
Stock compensation	4,314,000	1,772,000	481,000	1,131,000
Loss on investment in joint venture	22,000	—	—	—
Unsuccessful exploratory wells	3,444,000	559,000	2,335,000	550,000
Impairment expense	3,778,000	—	—	450,000
Gain on sale of assets	(8,000)	—	(8,000)	—
Interest expense—beneficial conversion feature	168,000	—	—	—
(Increase) decrease in inventory	(57,000)	101,000	(82,000)	(76,000)
(Increase) decrease in prepaids and other current assets	(589,000)	372,000	(863,000)	(94,000)
Increase in accounts payable	4,133,000	1,147,000	2,066,000	256,000
Decrease in other liabilities	—	—	—	(106,000)
Other, net	18,000	18,000	—	—

Net cash used in operating activities	(20,291,000)	(6,200,000)	(4,229,000)	(5,787,000)

Cash flows used in investing activities
Loss on investment in joint venture	(22,000)	—	—	—
Additions to unproved oil and gas properties	(29,017,000)	(15,133,000)	(10,606,000)	(1,328,000)
Additions to other property	(506,000)	(23,000)	(330,000)	(7,000)
Sale of oil and gas property	1,108,000	—	1,108,000	—
Decrease (increase) in restricted cash	—	1,250,000	(250,000)	(1,000,000)

Net cash used in investing activities	(28,437,000)	(13,906,000)	(10,078,000)	(2,335,000)

Cash flows from financing activities
Net proceeds from the issuance of notes payable	300,000	—	—	—
Net proceeds from the sale of common stock	60,001,000	24,953,000	12,469,000	14,391,000
Net proceeds from the exercise of options	487,000	331,000	156,000	—
Net proceeds from the exercise of warrants	8,191,000	784,000	4,549,000	2,825,000
Decrease in subscription receivable	250,000	—	250,000	—

Net cash provided by financing activities	69,229,000	26,068,000	17,424,000	17,216,000

Effect of exchange rate changes on cash	—	(92,000)	96,000	(2,000)

Increase in cash and cash equivalents	20,501,000	5,870,000	3,213,000	9,092,000
Cash and cash equivalents—beginning of period	—	14,631,000	11,418,000	2,326,000

Cash and cash equivalents—end of period	$20,501,000	$20,501,000	$14,631,000	$11,418,000

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Business

We were incorporated in the state of Nevada on February 4, 2000, and on January 10, 2002, we changed our name to Far East Energy Corporation. The terms “we,” “us,” “our,” “FEEC” and “our company” refer to Far East Energy Corporation. We are an independent energy company. FEEC, together with its subsidiaries, engages in the acquisition, exploration and development of coalbed methane (CBM) gas properties in the People’s Republic of China (PRC). We are a development stage company, and our activities have been limited to organizational activities, including developing a strategic operating plan, capital funding, hiring personnel, entering into contracts acquiring rights to explore for, develop, produce and sell oil and gas or coalbed methane, and drilling, testing and completion of exploratory wells.

Principles of Consolidation

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Our wholly-owned subsidiaries include: Far East Energy (Bermuda), Ltd., a Bermuda company; Newark Valley Oil & Gas, Inc., a Nevada corporation; Yunnan Huayi Eco-Tech Consulting Co. Ltd., a Chinese company; and Far East (BVI), Inc., organized under the laws of the British Virgin Islands.

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

Restricted Cash

In 2005 and 2004, we had restricted cash deposited in escrow under various agreements. We classified the restricted cash as a non-current asset, as it was designated for expenditure on our exploration efforts.

Inventory

Inventory consists primarily of goods used in our operations and are stated at the lower of average cost or market value.

Property and Equipment

We use the successful efforts method of accounting for our oil and gas properties. Under this method, oil and gas lease acquisition costs and intangible drilling costs associated with exploration efforts that result in the discovery of proved reserves and costs associated with development drilling, whether or not successful, are capitalized when incurred. If proved commercial reserves are not discovered, such drilling costs are expensed. In some circumstances, it may be uncertain whether proved commercial reserves have been found when drilling has been completed. Under Financial Accounting Standards Board Staff Position (FSP) No. 19-1, Accounting for Suspended Well Costs, such exploratory well drilling costs may continue to be capitalized if the reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. We assess our capitalized exploratory wells pending evaluation each quarter to determine whether costs should remain capitalized or should be charged to earnings. Other exploration costs, including geological and geophysical costs, are expensed as incurred. We recognize gain or loss on the sale of properties on a field basis.

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

Costs of proved leaseholds are depleted on the unit-of-production method based on proved reserves on a field basis. The depreciation of capitalized production equipment and drilling costs is based on the unit-of production method using proved developed reserves on a field basis.

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

Intangible Assets

On September 2, 2004, FSP No. 142-2, Application of FASB Statement 142 to Oil- and Gas-Producing Entities was issued, addressing the classification and disclosure for drilling and mineral rights of oil- and gas-producing entities that are within the scope of Statement of Financial Accounting Standards (SFAS) No. 19, Financial Accounting and Reporting by Oil and Gas Producing Entities. FSP No. 142-2 states that the scope exception in paragraph 8(b) of SFAS No. 142, Goodwill and Other Intangible Assets, includes the balance sheet classification and disclosures for drilling and mineral rights of oil- and gas-producing entities that are within the scope of SFAS No. 19. The drilling and mineral rights are not intangible assets under SFAS No. 142. As a result, we reclassified our intangible assets to property and equipment on the balance sheets and discontinued amortizing the balance. Subsequently, we have periodically reviewed individual mineral rights to determine whether an impairment has occurred, and whether loss should be recognized.

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

Net Loss Per Share

We apply SFAS No. 128, Earnings Per Share for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings.

Share-based Compensation

On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123(R)), which is a revision of SFAS No. 123 Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) is further amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. Under SFAS No. 123(R), we measure the cost of employee services received in exchange for stock options based on the grant date fair value of the awarded options. We estimate the fair value using the Black Scholes model, an option pricing model. We recognize that cost over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. As share-based compensation expense is recognized based on awards ultimately expected to vest, we have reduced the expense for estimated forfeitures based on historical forfeiture rates. Excess tax benefits, as defined in SFAS No. 123(R), if any, are recognized as an addition to paid-in capital.

We adopted SFAS No. 123(R) under the modified prospective method. Under this method, we began recognizing expense on January 1, 2006 on any unvested awards granted prior to the adoption date which we expect to vest over the remaining vesting period of the awards.

Foreign Currency Transactions

Periodically, we assess the functional currencies of our Chinese subsidiaries to ensure that the appropriate currency is utilized in accordance with the guidance in SFAS No. 52, Foreign Currency Translation. During the fourth quarter of 2006, we determined that the functional currency for our Chinese operations for the reporting periods included in this Annual Report on Form 10-K was U.S. Dollars, instead of the Chinese Yuan as previously reported and utilized. Foreign currency transaction gains or losses, which resulted from transactions denominated in the Chinese Yuan, were recorded in Other Expenses (Income) in the Consolidated Statement of Operations.

The change in the functional currency has no impact on the 2004 and prior years’ financial statements as the U.S. Dollar—Chinese Yuan exchange rate remained a fixed rate since inception of our company until the third quarter of 2005. We have calculated the impact of the change in functional currency on the financial statements for the second half of 2005 and our management believes that the impact was immaterial and therefore, it was accounted for in 2006.

Fair Values of Financial Instruments

Our company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, payables, and accrued payables. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry variable interest rates that approximate market rates.

Credit Concentration

We had deposited with one financial institution approximately $12.1 million and with another $7.3 million in cash at December 31, 2006, which exceeded the limit of the Federal Deposit Insurance Corporation. The funds were deposited in U.S. government agency supported funds. We did not require collateral from the financial institutions on these deposits.

Comprehensive Income

Comprehensive income is included in the consolidated statement of changes in stockholders’ equity and reported for all periods. Comprehensive income includes both net income and other comprehensive income.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes- An interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a certain tax position taken in a tax return. The company must determine whether it is “more likely than not” that a tax position will be sustained upon examination. Once it is determined that a position meets the “more likely than not” recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. We will adopt FIN 48 effective January 1, 2007. The adoption of FIN 48 is not expected to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a formal framework for measuring fair values of assets and liabilities in financial statements that are already required by U.S. generally accepted accounting principles to be measured at fair value. SFAS No. 157 clarifies guidance in FASB Concepts Statement No. 7 which discusses present value techniques in measuring fair value. Additional disclosures are also required for transactions measured at fair value. No new fair value measurements are prescribed, and SFAS No. 157 is intended to codify the several definitions of fair value included in various accounting standards. Adoption is effective for all financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effect of SFAS157, if any, on our financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB No. 108 establishes a “dual approach” which requires the quantification of the effect of financial statement errors on each financial statement, as well as related disclosures. Public companies are required to record the cumulative effect of initially adopting the “dual approach” method in the first year ending after November 16, 2006 by recording any necessary corrections to asset and liability balances with an offsetting adjustment to the opening balance of retained earnings. The use of this cumulative effect transition method also requires detailed disclosure of the nature and amount of each error being corrected and how and when they arose. We have evaluated the effect of SAB No. 108, and have determined there was no material impact on our financial statements.

2.	Liquidity

We are a development stage company, and having acquired an undeveloped natural resource, we have not established a source of revenue and do not expect to generate meaningful revenues prior to 2008. However, based on funds currently available to us, management believes that we have adequate cash resources to fund our operations and minimum contractual exploration and development operations in China through the fourth quarter of 2007. However, we will need to raise additional funds by the first quarter of 2008 to continue to operate and explore and develop our projects in China during 2008 and thereafter. We may choose to raise additional funds during 2007 to accelerate our drilling plans in China.

3.	Statement of Cash Flows

We use the indirect method to present cash flows from operating activities. Other supplemental cash flow information for 2006, 2005, and 2004 is presented as follows:

	2006	2005	2004
Cash transactions:
Cash paid for interest	$—	$—	$9,000
Cash paid for income taxes	—	—	—
Non-cash transactions:
Issuance of common stock with subscriptions receivable	—	—	250,000
Commission payable on common stock issuance	—	—	20,000
Issuance of common stock to pay consulting expenses	91,000	73,000	58,000
Increase in outstanding stock options	1,772,000	481,000	1,131,000
Conversion of notes payable to common stock	—	—	100,000
Settlement of payable with warrants to purchase our common stock	—	176,000	—

4.	Disposition of Montana Properties

On February 2, 2005, we entered into a purchase and sale agreement with Zier & Associates, Ltd. for the sale of our oil and gas leasehold interests and other property interests in Montana. As a condition to the sale of our Montana properties, we acquired certain overriding royalty interests in adjoining acreage for $100,000, which were also sold to Zier & Associates, Ltd. under the terms of the purchase agreement. The transaction closed on February 2, 2005. At the closing, we received gross proceeds of $1,135,000 from the sale of the Montana properties (and the overriding royalty interests). We recorded an impairment loss of $450,000 in the fourth quarter of 2004 as a result of comparing the net proceeds, which we believe to be a measure of the value of properties, to the carrying value. We recorded a gain of $8,000 on the sale of the Montana properties in the second quarter of 2005.

5.	Property and Equipment

Property and equipment includes the following:

	At December 31,
	2006	2005
Unproved leasehold costs	$375,000	$375,000
Unevaluated wells costs	24,020,000	9,446,000
Furniture and equipment	371,000	377,000

	24,766,000	10,198,000
Accumulated depreciation and amortization	(259,000)	(187,000)

	$24,507,000	$10,011,000

Unproved Leasehold Costs

Unproved leasehold costs include the mineral rights acquired on January 25, 2002, when we entered into a Production Sharing Contract with the China United Coalbed Methane Corporation (CUCBM). Pursuant to the Production Sharing Contract, we received the authority from CUCBM to jointly explore, develop, produce and sell coalbed methane gas in and from a total area of 1,072 unevaluated square kilometers in the Enhong and Laochang areas of Yunnan Province, PRC. On December 30, 2002, the PRC’s Ministry of Commerce (MOC) ratified this Production Sharing Contract. Under the contract we paid $150,000 to CUCBM upon ratification, and we paid an annual payment of $100,000 on the anniversary date for two subsequent years. We have included these amounts in unproved leasehold costs. We have the right to earn a minimum of a 60% participating interest in the joint venture, with CUCBM retaining the remaining 40% participating interest. In the event CUCBM elects to participate at a level less than 40%, their interest will be reduced proportionately, increasing our participating interest.

Unevaluated Wells Costs

Unevaluated well costs include our exploratory well costs pending determination of whether proved reserves have been discovered. The capitalized exploratory well costs pending determination of proved reserves was $24,020,000 at December 31, 2006 and $9,446,000 at December 31, 2005. These costs relate to wells for which drilling has been completed, but which have not been attributed proved reserves; in 2006, costs incurred over one year ago related to four wells are also included, as more fully described below. As of December 31, 2006 we were drilling one horizontal well and two slim hole vertical wells and dewatering and production testing an additional well to enable us to evaluate the well.

Suspended Well Costs

Accounting guidance regarding capitalization of exploratory well costs is provided by FSP No. 19-1 Accounting for Suspended Well Costs. FSP No. 19-1 addresses whether there are circumstances under the successful efforts method of accounting for oil and gas producing activities that would permit the continued capitalization of exploratory well costs beyond one year, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are under way or firmly planned for the near future. Capitalization of costs should be continued beyond one year in cases where reserves for the well are not yet proven, but the company demonstrates sufficient continuing progress toward assessing those reserves. We have assessed and analyzed, under the guidance of FSP No. 19-1, our current work programs for exploratory wells which had capitalized costs beyond one year at December 31, 2006. Our assessment indicated that our current work programs demonstrated our efforts in making sufficient continuing progress toward assessing the reserves and therefore, capitalization of these costs were to be continued in accordance with FSP No, 19-1.

The following table provides an aging of capitalized exploratory well costs based on the date the costs were incurred and the number of related wells for which these exploratory well costs have been capitalized for a period greater than one year:

	2006		2005	2004
Capitalized exploratory well costs that have been capitalized for a period of one year or less	$14,962,000		$9,446,000	$1,251,000
Capitalized exploratory well costs that have been capitalized for a period greater than one year	9,058,000	(1)	—	—

Balance at December 31	$24,020,000		$9,446,000	$1,251,000

Number of wells that have exploratory well costs that have been capitalized for a period greater than one year	4		—	—

(1)

Costs as of December 31, 2006 relate to the FCC-HZ01, FCC-HZ02 and FCC-HZ03 wells in the Shouyang Block in the Shanxi Province and a well planned to be drilled in the Yunnan Province. We are making sufficient progress assessing the reserves and the economic and operating viability of the wells, among other efforts, by dedicating project personnel who have the appropriate skills and by incurring the necessary costs.

The following table reflects the net changes in capitalized exploratory well costs during 2006, 2005 and 2004:

	2006	2005	2004
Beginning balance at January 1	$9,446,000	$1,175,000	$421,000
Additions to capitalized exploratory well costs pending the determination of proved reserves	15,133,000	10,606,000	1,304,000
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	—	—	—
Capitalized exploratory well costs charged to expense	(559,000)	(2,335,000)	(550,000)

Ending balance at December 31	$24,020,000	$9,446,000	$1,175,000

Depreciation Expense

Depreciation expense for the years ended December 31, 2006, 2005, and 2004 was approximately $83,000, $61,000, and $48,000, respectively. We amortized the mineral rights acquired under the Yunnan PSC during the first quarter of 2004 as described under “Intangible Assets” in Note 1.

Asset Retirement Obligations

The accounting for future development and abandonment costs is determined by SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Sufficient testing on our wells has not been completed to determine the lives of these wells and therefore we have insufficient information to determine the timing of the obligations related to plugging, abandoning and restoring the site and cannot determine the present value of the obligation. Due to the small number of wells, we do not believe the obligation is material, and we will recognize the liability when a reasonable estimate of fair value can be made. Therefore, there is no provision in the accompanying consolidated financial statements.

6.	Income Taxes

During the third quarter 2006, we completed a restructuring plan under which we formed Far East Energy (Bermuda), Ltd. (FEEB), our wholly-owned subsidiary organized under the laws of Bermuda. We transferred to FEEB substantially all of our assets relating to operations in the PRC. Subsequent to the restructuring, we own primarily the outstanding capital stock of our subsidiaries, including FEEB, and cash and cash equivalents. FEEB is a Bermuda company, and Bermuda does not currently impose corporate income taxes.

For U.S. income tax purposes, the restructuring resulted in a reduction in both our net operating loss carryforwards and temporary differences attributable to these assets. Accordingly, our deferred tax assets and valuation allowance related to the foreign assets were reduced.

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets, non-current:
Net operating loss	$1,232,000	$5,386,000
Unproven oil and gas property	—	1,111,000
Accrued expense	15,000	60,000
Stock-based compensation	703,000	646,000

Total deferred tax assets, non-current	1,950,000	7,203,000

Deferred tax liabilities, non-current:
Premises and equipment	—	3,000

Net deferred tax asset, non-current	1,950,000	7,200,000
Less valuation allowance	(1,950,000)	(7,200,000)

	$—	$—

At December 31, 2006 and 2005, we had net operating loss carryforwards for federal income tax purposes of approximately $3,623,000 and $15,842,000, respectively, which will begin to expire in 2016. The decrease in these carryforwards is attributable to the restructuring implemented in the third quarter of 2006. At December 31, 2006 and 2005, management believed that the above indicated valuation allowance was necessary in order to comply with the provisions of Statement of Financial Accounting Standard No. 109, as discussed in Note 1.

Income taxes for financial reporting purposes differed from the amounts computed by applying the statutory federal income tax rates due to the recording of the valuation allowance. The net change in the valuation allowance for the year ended December 31, 2006 was a decrease of $5,250,000, and the net change in the valuation allowance for the years ended December 31, 2005 and 2004 was an increase of $2,740,000 and $1,310,000, respectively.

7.	Commitments and Contingencies

Legal Proceedings

We are periodically named in legal actions arising from normal business activities. We evaluate the merits of these actions and, if we determine that an unfavorable outcome is probable and can be estimated, we will establish the necessary accruals. We do not anticipate any material losses as a result of commitments and contingent liabilities. We are involved in no material legal proceedings.

Shanxi Province Agreements

In June 2003, we entered into two farmout agreements and assignment agreements with PhillipsChina Inc., a subsidiary of ConocoPhillips, Inc. (Phillips), pursuant to which we acquired a 40% net undivided interest from Phillips in two production sharing contracts between Phillips and CUCBM for the Shanxi Province (the Shanxi Agreements). The project areas covered by the Shanxi Agreements are located in the Shouyang Block (near Taiyuan City) and the Qinnan Block (near Jincheng and Qinshui). The assignment agreement and appropriate amendments to the PSCs substituting us for Phillips as the principal party and operator was approved by CUCBM on March 15, 2004, and ratified by the MOC on March 22, 2004.

The term of the Shanxi Agreements consists of an exploration period, a development period and a production period. The exploration period is divided into three phases called Phase I, Phase II and Phase III. We have completed our Phase I obligations., which required us to perform a hydraulic fracture of one of three exploration wells previously drilled by Phillips. We have elected to commit to Phase III in the Shanxi Province.

Our work commitment in Phases II and III consists of a total of 12,000 meters of horizontal drilling in coal seam. This obligation can be met by combining the drilling results for both PSCs. As of February 28, 2007, the five wells completed total approximately 7,100 meters of horizontal drilling in coal seam. Therefore, we will be required to drill additional wells to fulfill the 12,000 meter obligation. Phase III terminates on July 1, 2007 under both PSCs. CUCBM has agreed in principle to execute modification agreements, subject to MOC approval, to extend the Phase III exploration period for both PSCs from June 30, 2007 to June 30, 2009, and to use their best efforts to cause the MOC to approve the modification agreements. We intend to perform, and the execution of the modification agreements by CUCBM is contingent upon, specified drilling activities with respect to each of the Qinnan PSC and the Shouyang PSC. We have completed drilling activities required as a condition of the extension of the Shouyang PSC. For the Qinnan PSC extension, we must drill a vertical core well and conduct core analysis and desorption testing in the Qinnan Block. This vertical well was completed in December 2006 and the testing is currently underway. Depending on the test results, we will then either begin drilling one horizontal well or drill an equivalent number of vertical wells in the Qinnan Block before June 1, 2007, as required for the Qinnan PSC extension.

We must bear all exploration costs for discovering and evaluating CBM-bearing areas during Phase II. At the end of Phase II, Phillips had the option to elect to retain a net undivided 30% participating interest or an overriding royalty interest up to 3.5% of the total participating interest. In July 2006, we received notice that Phillips elected to retain an overriding royalty interest up to 3.5% of the total participating interest. Additionally, prior to the beginning of the development period of any CBM field in the Shanxi project, CUCBM may elect to participate in the development of that CBM field at a level of between zero and 30%. Therefore, depending upon whether CUCBM elects to participate in the project, our working interest will range from 70% (assuming full participation by CUCBM) to 100% (assuming CUCBM chooses not to participate), and our revenue interest will range from 66.5% (assuming full participation by CUCBM) to 96.5% (assuming CUCBM chooses not to participate).

Following completion of Phase III of the exploration period, we may elect to continue the production sharing contracts and conduct development and production operations on any CBM discoveries. The development period as to any CBM field in the Shanxi Province will begin after the approval of a development plan submitted by us with respect to that field to the State Council of the PRC and confirmed by CUCBM. The production period as to any CBM field in the Shanxi Province project will begin after the date of commencement of commercial production of that CBM field. Our agreement with CUCBM expires on April 1, 2034.

In addition to the wells we must drill, we are required to make other expenditures over the term of the PSC, including: (1) CUCBM assistance fees totaling $100,000 per year during the exploration period and $240,000 per year during the development and production periods; (2) training fees for Chinese personnel working on the projects for $120,000 per year during the exploration phase and $300,000 per year during the development and production periods; during 2006, we accrued but did not pay the $120,000 for the year, and have accordingly carried forward this commitment into 2007; (3) signature fees totaling $300,000 which will be due within 30 days after first approval of the overall development plan following the exploration period; (4) reimbursement to CUCBM for government-imposed fees for CBM exploration rights ($238,000 for 2006 and estimated to be $268,000 for 2007 and in proportion to our participating interest in the development and production periods); and (5) salary and benefits paid to CUCBM professionals during the exploration period, which are expected to be $14,000 per month through December 2007. The allocation of salary and benefits for CUCBM professionals during the development and production period shall be determined by CUCBM and us through consultation.

Production Sharing Contract for Yunnan Province Project

On January 25, 2002, we entered into a production sharing contract with CUCBM to develop two areas in the Yunnan Province, the Enhong and Laochang areas. We are the operator under the production sharing contract. The term of the production sharing contract with CUCBM consists of an exploration period, a development period and a production period. The exploration period is divided into two phases called Phase I and Phase II. We completed our Phase I obligations, which required us to drill and complete three wells on the project, perform a hydraulic fracture and test of one of these three wells and drill two slim hole vertical wells. On February 23, 2005, we elected to enter into Phase II. Under Phase II, we will be required to drill one horizontal well with a minimum of two laterals by June 30, 2007 to satisfy the requirement for the Enhong and Laochang areas.

Phase II, unless extended, expires June 30, 2007. CUCBM has agreed in principle to execute a modification agreement, subject to MOC approval, to extend the Phase II exploration period for the Enhong-Laochang PSC from June 30, 2007 to June 30, 2009, and to use their best efforts to cause the MOC to approve the modification agreement. We intend to perform, and the execution of the modification agreement by CUCBM is contingent upon, the following exploration activity for December 2006 through June 2007:

•	We are to drill in succession in the Laochang area two vertical wells, the first of which was spudded in December 2006; and

•	Depending on the results of the two vertical wells, we are to drill additional wells, and to spend no less than $670,000 under the Enhong-Laochang PSC, prior to June 30, 2007.

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

Following completion of Phase II of the exploration period, we may elect to continue the production sharing contract and conduct development and production operations on any CBM discoveries. The development period as to any CBM field in the Enhong-Laochang project will begin after the approval of an overall development plan submitted by us with respect to that field to the State Council of the PRC and confirmed by CUCBM. The production period as to any CBM field in the Enhong-Laochang project will begin after the date of commencement of commercial production of that CBM field. Our agreement with CUCBM expires on

January 1, 2033.

In addition to the wells we must drill, we are required to make other expenditures over the term of the production sharing contract, including, (1) CUCBM assistance fees and training fees for Chinese personnel totaling $45,000 each per year during the exploration phase and $80,000 each per year during the development and production phase; (2) training fees for Chinese personnel working on the projects of $120,000 per year during the exploration period, and $300,000 per year during the development and production periods; (3) reimbursement to CUCBM for government-imposed fees for CBM exploration rights ($26,000 for 2006 and estimated to be $36,000 for 2007, and in proportion to our participating interest in the development and production periods); and (4) salary and benefits paid to CUCBM professionals during the exploration period, which are estimated to be $16,000 per month through December 2007. The allocation of salary and benefits for CUCBM professionals during the development and production period shall be determined by CUCBM and us through consultation. During 2006, we accrued but did not pay the $45,000 training fee for the year, and have accordingly carried forward this commitment into 2007.

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

On May 1, 2004, we entered into an employment agreement with Bruce N. Huff, Chief Financial Officer, which was approved by the Board of Directors. Mr. Huff is entitled to participate in all benefit plans that we offer. In addition, Mr. Huff received 500,000 stock options that vest over four years, 100,000 of which vested upon the effective date of this employment agreement. The stock options have an exercise price of $2.00 per share.

On December 23, 2004, we amended and restated the employment agreements with Mr. McElwrath and Mr. Huff. Under the employment agreements, as amended and restated, the chief executive officer and chief financial officer presently receive an annual base salary of $315,000 and $194,250, respectively. Additionally, the employment agreements provide for performance bonuses of (i) not less than $20,000 payable on or before the 13th of April and October of each year in the case of Mr. McElwrath and (ii) between 15% to 25% of his base salary in the case of Mr. Huff.

Unless extended, the employment agreements for Mr. McElwrath and Mr. Huff terminate on October 13, 2008 and May 1, 2009, respectively. The employment agreements provide that if we terminate an executive for cause (as defined in the employment agreements), we shall pay his base salary and all amounts actually earned, accrued or owing as of the date of termination, and the executive shall be entitled to exercise all options granted to him under his employment agreement or otherwise to the extent vested and exercisable on the date of termination.

If an executive’s employment is terminated by us (other than as a result of death, disability (as defined in his employment agreement) or cause, or if the executive terminates his employment for good reason (as defined in his employment agreement)), the executive shall be entitled to the following:

•	a lump sum payment of two times the sum of executive’s base salary and bonus paid during the immediately preceding twelve month period;

•

continued participation in all employee benefit plans, programs or arrangements available to our executive officers in which executive was participating on the date of termination for a specified period of time following termination, and

•	the exercise of all options and restricted stock awards granted to him to the extent vested and exercisable at the date of termination of executive’s employment

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

Operating Leases

Rent expenses for 2006, 2005, and 2004 were approximately $288,000, $120,000, and $73,000, respectively. The future minimum lease payments under our operating lease commitments as of December 31, 2006 are as follows:

2007	$126,000
2008	6,000
2009	5,000
2010	3,000
2011	—
Thereafter	—

Total minimum lease payments	$140,000

Securities and Exchange Commission

In December 2003, we learned that we are the subject of an investigation by the SEC. We understand that the SEC may be investigating whether anyone has issued false or misleading statements in connection with purchases and sales of our common stock, whether anyone has profited from selling stock at artificially high prices due to the manipulative statements, and whether any individual or group has failed to file ownership reports with the SEC as required for 10% or more beneficial owners under Section 16 of the Securities Exchange Act of 1934, as amended (the Exchange Act,) or failed to file ownership reports with the SEC as required for 5% or more beneficial owners under Section 13 of the Exchange Act. Management does not know of any acquisitions in excess of 5% of its outstanding shares, except for those described in previous filings with the SEC under Section 13 and Section 16 of the Exchange Act. We have supplied information to the SEC in response to their information requests, including, but not limited to, information on record ownership, stock transfers, sales of our securities and board of director and committee meetings, and we intend to continue to cooperate with their investigation. We do not know what the outcome of their investigation may be.

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

8.	Employee Savings Plan

We established a defined contribution plan covering all of our U.S. employees in 2004. Employees participating in the plan may select from several investment options. We match the participant’s contribution ranging from one percent to a maximum of three percent of the participant’s salary. The amounts contributed by the participants and us vest immediately. We expensed $32,000, $8,000 and $4,000 under this plan for 2006, 2005 and 2004, respectively.

9.	Related Party Transactions

On December 21, 2004, we sold 12,812,500 shares of common stock and warrants representing the right to purchase 7,943,750 shares of common stock for net proceeds of $9,430,000 to certain investors outside the United States. In connection with the private placement, we agreed (i) to nominate a representative of the investors to our board of directors for election by the stockholders, (ii) to provide exclusive rights for a period of 18 months after closing to purchase debt or equity securities offered by us, (iii) to use our commercially reasonable efforts to list or include our common stock on a recognized exchange by June 30, 2005, (iv) to provide the right to purchase a pro rata share of securities sold by us in a capital raising transaction for 18 months after closing, and (v) to consult with the representative and consider in good faith, any proposal from any person relating to any joint venture, partnership or other arrangement providing for the manufacture, production or construction of drilling rigs for the drilling of CBM in the People’s Republic of China until December 21, 2006. In October 2005, the investors purchased an additional 2,782,181 common shares at $0.90 per common share pursuant to the agreement. In July 2006, the investors purchased an additional 30,068 common shares at $1.35 per common share pursuant to the agreement.

On December 31, 2004, we entered into a settlement agreement with Jawaharlal Gondi and The Arthi Trust pursuant to which Mr. Gondi resigned as a director of the Company. Pursuant to the terms of the settlement agreement, we paid Mr. Gondi a total gross amount of $165,000 minus all applicable withholding, and reimbursed Mr. Gondi certain out-of-pocket expenses. The settlement agreement also provides that Mr. Gondi and The Arthi Trust, for a period of two years after the date of the settlement agreement, without our prior written consent, will refrain from certain activities related to seeking control of the Company. Pursuant to the settlement agreement, Mr. Gondi and The Arthi Trust also agreed to execute and deliver to us one or more proxies naming the members of our board of directors who are not our officers, as agents and proxies, with full power of substitution and re-substitution, to vote all shares of our capital stock or our other voting securities. This restriction on the activities and voting rights of Mr. Gondi and The Arthi Trust expired on December 31, 2006.

10.	Share-based Compensation

We grant options to employees and members of the board of directors to purchase common stock under our 2005 Stock Incentive Plan (Plan), which is shareholder-approved. The Plan permits the grant of share-based awards, including restricted shares, options, and stock appreciation rights and provides a total of 3,500,000 shares for grants. Options granted under the Plan must carry an exercise price equal to or above the market value (defined as average of high and low prices) of the stock at the grant date, and a term of no greater than ten years. We issue new shares when options are exercised or shares are granted. Our option grants under the Plan to date have generally utilized these terms: exercise price above or equal to average market price on the date of the grant, vesting periods up to four years from date of grant, term of up to ten years, and forfeiture of unexercised option after 60-90 days after termination of employment with the company.

Prior to adoption of the Plan, grants of options to employees included varying terms, some differing from the above. Options granted to non-employees typically are not provided for under the Plan and have reflected different terms from the above.

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)), which is a revision of SFAS No. 123 Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25 (APB 25) and amends SFAS No. 95, Statement of Cash Flows. Under SFAS No. 123(R), the cost of employee services received in exchange for stock options granted is measured based on the grant date fair value. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. We estimated the fair value using the Black-Scholes option pricing model, an option pricing model. Excess tax benefits, as defined in SFAS No. 123(R), are recognized as an addition to paid-in capital.

We adopted SFAS No. 123(R) under the modified prospective method. Under this method, we began recognizing expense on January 1, 2006 on any unvested awards granted prior to the adoption date which we expect to vest over the remaining vesting period of the awards. New awards granted after the adoption date are expensed over the vesting period of the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, we have reduced the expense for estimated forfeitures based on historical forfeiture rates. SFAS123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.

Prior to January 1, 2006, we accounted for stock options awarded to our employees and members of our board of directors under APB 25, Accounting for Stock Issued to Employees, and had adopted the disclosure only provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. Under APB 25, we recognized compensation cost for stock options granted at an exercise price below market value on the date of grant. Prior to adopting SFAS No. 123(R), we applied SFAS No. 123 as amended by SFAS No. 148 for our technical advisors and consultants who were granted options. Compensation cost for stock options granted to technical advisors and consultants has been recognized as the fair value of the options granted on the grant date.

The following table summarizes share based compensation expense recognized under SFAS No. 123(R) for 2006 and under APB 25 for employees and directors and SFAS No. 123(R) for technical advisors and consultants for 2005 and 2004, which was allocated as follows:

	2006	2005	2004
Compensation	$1,452,000	$387,000	$583,000
Other consulting and professional services	98,000	126,000	294,000
General and administrative	313,000	217,000	312,000

Share-based compensation expense	1,863,000	730,000	1,189,000
Tax benefit	—	—	—

Share-based compensation expense, net of tax	$1,863,000	$730,000	$1,189,000

Share-based compensation expense included the costs related to options granted to employees and the cost related to options, shares, and warrants granted to non-employees as compensation for various services. No share-based compensation has been capitalized.

As described in Note 7 above, minor modifications to the terms of existing option agreements for two employees were made in 2004, resulting in additional share-based compensation expense of $42,000. No other modifications have been made.

We had net operating loss carryforwards for federal income tax purposes and, under the provisions of SFAS No. 109, Accounting for Income Taxes; we have a valuation allowance equal to the total amount of the deferred tax assets.

The following table illustrates the pro forma effect on net income and earnings per share for the years ended December 31, 2005 and 2004 if we had applied the fair value recognition provisions of SFAS No. 123(R) to the company’s stock options:

	2005	2004
Net loss as reported	$(8,292,000)	$(8,004,000)
Add:
Share-based employee compensation costs included in net loss, net of related tax effects	387,000	583,000
Deduct:
Share-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,462,000)	(3,014,000)

Pro forma net loss	$(9,367,000)	$(10,435,000)

Basic and diluted loss per share:
As reported	$(0.10)	$(0.13)

Pro forma	$(0.11)	$(0.17)

Weighted average number shares	82,464,902	60,113,342

We calculated the estimated volatility for grants of options made in 2006 by averaging the historical daily price intervals for our common stock for the portion of the expected life that our shares were publicly traded and the historical daily price intervals of similar peer companies for the remaining period. The estimated volatility for grants made in 2005 and 2004 was estimated by using historical daily and weekly price intervals for similar peer companies. The risk-free interest rate is based on observed U.S. Treasury rates at date of grant, appropriate for the expected lives of the options. The expected life of options granted during 2006 was determined based on the method provided in Staff Accounting Bulletin 107, as we do not have an adequate exercise history to determine the average life for the options with the characteristics of those granted in 2006. The expected life of options granted during 2005 and 2004 was estimated based on the exercise history with the options of similar characteristics.

Compensation expenses for the grants determined under SFAS No. 123(R) for 2006, 2005 and 2004 were calculated using the Black-Scholes option pricing model with the following assumptions:

	Actual 2006	Pro Forma 2005	Pro Forma 2004
Dividend yield	0%	0%	0%
Expected volatility	83%	50%	50%
Risk-free interest rate	4.5%	.9% - 4.9%	.9% - 4.9%
Expected life of options (in years)	6	5 - 10	5 - 10
Weighted average fair value per share at grant date	$1.19	$0.48	$0.78

The following table summarizes stock option transactions for 2006:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	9,786,000	$1.35
Granted	1,073,000	1.96
Exercised	(510,000)	0.65
Forfeited	(146,000)	2.00

Outstanding at end of year	10,203,000	1.44	4.51	$1,120,000

Options exercisable at end of year	7,542,100	$1.31	3.78	$1,016,000

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $354,000, $228,000 and zero, respectively.

As of December 31, 2006, there was $1,557,000 of unrecognized compensation expense related to nonvested option awards that was expected to be recognized over a weighted average period of four years.

A summary of options outstanding as of December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.65 to $1.99	4,456,000	3.5	$ 0.66	4,016,000	$ 0.66
$2.00	5,587,000	5.5	$ 2.00	3,366,100	$ 2.00
$2.01 to $4.40	160,000	1.3	$ 3.23	160,000	$ 3.23

	10,203,000			7,542,100

11.	Stockholders’ Equity

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

Private Placement Offerings and Issuances of Common Stock

The table below summarizes our private placements during the years ended December 31, 2006, 2005, and 2004:

Date	Gross Proceeds	Net Proceeds	Common Shares	Common Shares Purchasable with Warrants Issued (9)
March through May 2004 private placement	$2,560,000	$2,227,000	1,280,000	1,383,000
April through June 2004 private placement (1)	1,100,000	1,056,000	1,375,000	687,500
December 7, 2004 private placement (2)	250,000	250,000	312,500	62,500
December 21, 2004 private placement (3)	10,250,000	9,430,000	12,812,500	7,943,750
December 31, 2004 private placement (4)	1,802,000	1,658,000	2,252,625	965,465
September 20, 2005 private placement (5)	10,900,000	10,082,000	12,111,111	150,000
October 2005 private placement (6)	2,504,000	2,387,000	2,782,181	—
June 2006 private placement (7)	8,905,000	8,302,000	6,652,290	—
October 2006 public placement (8)	16,976,000	16,647,000	18,862,221	—

	$55,247,000	$52,039,000	58,440,428	11,192,215

(1)

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

(2)

No commissions were paid on this private placement. The purchaser is an accredited investor. In December 2004, 250,000 shares of common stock were issued. This private placement contains price protection, and in January 2005, we issued 62,500 shares of our common stock and warrants to purchase 62,500 shares of our common stock at $1.50 per share.

(3)	In connection with the sale, commissions of $820,000 were paid and placement agent warrants to purchase 1,537,500 shares of our common stock at $2.50 per share were issued.
(4)

On December 31, 2004, we sold 2,252,625 shares of common stock and warrants to purchase 727,088 shares of common stock in a private placement for gross proceeds of $1.8 million. We paid the placement agent $144,000 and sold to them for a total of $100, warrants to purchase 238,377 shares of our common stock.

(5)

On September 20, 2005, we sold 12,111,111 common shares in a private placement for gross proceeds of $10.9 million. In connection with this sale, commissions of $763,000 were paid and placement agent warrants to purchase 150,000 shares of our common stock at $0.90 per share were issued. The warrants have a three year term.

(6)

In connection with the private placement, we may, as a fee, pay up to 8% of the gross proceeds from the sale of the common stock and issue a warrant to purchase up to 8% of the shares sold in the private placement at an exercise price of $0.90 per share with a term of two years. We have estimated the commission payable as of December 31, 2005 for this private placement.

(7)

On June 30, 2006, we accepted subscription agreements for the purchase of 6,622,222 common shares in a private placement for gross proceeds of $8.9 million. In connection with this sale, commissions of $603,000 were paid. In conjunction with this offering, an investor purchased 30,068 shares of our common stock for total gross proceeds of approximately $41,000, which were offered pursuant to the terms of the Stock Subscription Agreement dated December 21, 2004 between us and certain investors.

(8)	In October 2006, we sold 18,862,221 common shares in a public offering for gross proceeds of approximately $17.0 million. In connection with this sale, commissions of $329,000 were paid.
(9)	Details of the warrants are described below under the caption “Warrants”.

Net Loss Per Share

As discussed in Note 1, net loss per share is calculated in accordance with SFAS No. 128. Our basic and diluted earnings per share and weighted average shares outstanding were the same in each year presented because we had net losses. There were (1) 10,203,000 options, 9,786,000 options, and 10,218,000 options as of December 31, 2006, 2005 and 2004, respectively; and (2) 8,661,589 warrants, 11,862,601 warrants, and 16,825,689 warrants as of December 31, 2006, 2005 and 2004, respectively.

Resale Restrictions

On February 14, 2007, we had 123,772,342 shares of common stock outstanding, of which 46,177,842 shares, or 37.3%, were subject to resale restriction.

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

Warrants

The following table summarizes warrant transactions for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
Outstanding at beginning of year (1)	11,862,601	16,825,689	8,903,269
Issued:
March - May 2004 private placement—investor warrants (2)	—	—	1,280,000
March - May 2004 private placement—placement agent warrants (2)	—	—	103,000
April through June 2004 private placement (3)	—	—	550,000
Warrants surrendered under price protection requirements for April through June 2004 private placement (3)	—	(550,000)	—
Warrants granted under price protection requirements for April through June 2004 private placement (3)	—	687,500	—
December 21, 2004 private placement—investor warrants (4)	—	—	6,406,250
December 21, 2004 private placement—private placement warrants (4)	—	—	1,537,500
December 31, 2004 private placement—investor warrants (5)	—	—	727,088
December 31, 2004 private placement—placement agent warrants (5)	—	—	238,377
December 7, 2004 private placement (6)	—	62,500	—
Warrant granted to accredited investor under claimed anti-dilution rights under previously complete private placement (7)	—	375,000	—
September 20, 2005 private placement-placement agent warrants (8)	—	150,000	—
October 2005 private placement—placement agent warrants (9)	92,287	—	—
Conversion of debt (10)	—	—	153,846
Exercised (11)	(547,799)	(4,524,020)	(2,827,286)
Redeemed (11)	—	—	(246,355)
Expired (11)	(2,745,500)	(1,164,068)	—

Outstanding at end of year	8,661,589	11,862,601	16,825,689

(1)	The warrants outstanding at January 1, 2004 had an exercise price of $1.00 and a term of two years.
(2)

The investor and placement agent warrants had an exercise price of $2.50 per share. The warrants were exercisable immediately after issuance until two years from the date of the warrant agreement, subject also to partial redemption by us under certain circumstances.

(3)

The warrants had an exercise price of $2.50 per share and a term of two years. In January 2005, under price protection requirements related to this private placement, warrants to purchase 687,500 shares of our common stock at $2.50 for a three-year term were issued and warrants to purchase 550,000 shares of our common stock at $2.50 per share were surrendered by the investors under this private placement.

(4)	The investor warrants have an exercise price of $2.50 per share with a three-year term. The placement agent warrants have an exercise price of $2.50 per share with a two-year term.
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

(8)	We issued a placement agent warrant to purchase 150,000 shares of our common stock for $0.90 per share. The warrant has a three year term.
(9)	We issued in 2006 in connection with the 2005 private placement a placement agent warrant to purchase 92,287 shares of our common stock for $0.90 per share. The warrants expire on October 6, 2007.
(10)

On October 6, 2003, lenders exercised their option to convert $200,000 of their total notes payable of $300,000 to our common stock. The lender received shares of our common stock and a warrant to purchase 307,693 shares of common stock exercisable at $1.00 per share. On February 20, 2004, the lender exercised the conversion feature with regard to the remaining $100,000 of the outstanding loan balance. The lender received shares of common stock and a warrant to purchase 153,846 common shares exercisable at $1.00 per share with a two year term.

(11)

On February 25, 2006 warrants representing 345,386 shares of common stock at $1.00 per share were exercised. On May 21, 2006 warrants representing 175,000 shares of common stock at $2.50 per share were exercised. In the second quarter of 2006, placement agent warrants representing 27,413 shares of common stock were converted into 15,964 shares of common stock under conversion terms of the warrants. On October 17, 2005, warrants representing 5,638,088 common shares exercisable at $1.00 per share were expiring. Warrants representing 4,474,020 shares of common stock were exercised and warrants representing 1,164,068 shares of common stock expired. Additionally, during December 2005 warrants to purchase 50,000 share of common stock at $1.50 per share were exercised. During the first half of 2004, we initiated redemption of 25% of the warrants issued in the offering that closed October 7, 2003 pursuant to the warrant agreement. Warrant holders had to exercise these warrants by April 10, 2004, or these warrants would have been redeemed. During the first half of 2004, certain stockholders exercised 2,716,036 warrants at an exercise price of $1.00 for 2,716,036 shares of common stock. We also redeemed warrants covering 246,355 shares of our common stock during the first half of 2004 at $0.01 per share. In August 2004, warrants to purchase 11,250 shares of our common stock at $1.00 per share were exercised. In December 2004, we issued 100,000 shares of common stock upon the exercise of warrants at $1.00 per share.

At December 31, 2006, 2005 and 2004, 8,661,589 shares, 11,862,601 shares and 16,825,689 shares of our common stock were reserved for the exercise of warrants, respectively.

A summary of warrants outstanding as of December 31, 2006 is as follows:

Warrants Outstanding	Exercise Price	Expiration Date In
		2007	2008	2010
395,814	$0.80 - $0.90	92,287	150,000	153,527
375,000	$1.25	375,000	—	—
299,212	$1.50	278,650	—	20,562
7,591,563	$2.50	7,554,688	—	36,875

8,661,589		8,300,625	150,000	210,964

Stock Options

In May 2005, our stockholders approved the Far East Energy Corporation 2005 Stock Incentive Plan (the Plan), which permits the granting of incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, consultants and members of the board of directors. The Plan provides that the maximum number of shares of our common stock with respect to which the awards may be granted is 3,500,000 shares, subject to adjustment in accordance with the provisions of the Plan. As of December 31, 2006, we have granted 1,733,000 options under the plan. Prior to approval of the Plan, we granted stock options to employees, directors, technical advisors and consultants under individual option agreements.

The following table summarizes stock option transactions for the years ended December 31, 2006, 2005, and 2004:

	2006		2005		2004
	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of year	9,786,000	$1.35	10,218,000	$1.27	5,990,000	$0.65
Granted	1,073,000	1.96	740,000	2.00	4,590,000	2.02
Exercised	(510,000)	0.65	(240,000)	0.65	—
Forfeited	(146,000)	2.00	(932,000)	1.39	(362,000)	0.65

Outstanding at end of year	10,203,000	$1.44	9,786,000	$1.35	10,218,000	$1.27

Options exercisable at end of year	7,542,100	$1.31	6,457,000	$1.19	5,026,500	$1.02

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Quarterly Financial Information

	Quarter Ended				Year
	March 31	June 30	September 30	December 31*
2006
Revenues	$—	$—	$—	$—	$—
Total expenses	2,283,000	2,025,000	3,036,000	3,431,000	10,775,000
Net loss	(2,172,000)	(1,966,000)	(2,913,000)	(3,292,000)	(10,343,000)

Earnings per share:
Basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.03)	$(0.10)

Weighted average shares outstanding:
Basic and diluted	97,347,274	97,602,730	104,361,658	120,094,577	104,912,539

2005
Revenues	$—	$—	$—	$—	$—
Total expenses	2,277,000	2,558,000	1,313,000	2,414,000	8,562,000
Net loss	(2,248,000)	(2,498,000)	(1,261,000)	(2,285,000)	(8,292,000)

Earnings per share:
Basic and diluted	$(0.03)	$(0.03)	$(0.02)	$(0.02)	$(0.10)

Weighted average shares outstanding:
Basic and diluted	77,306,716	77,449,965	78,780,617	96,154,954	82,464,902

*

During the fourth quarter of 2006, we determined that the functional currency for our Chinese operations for the reporting periods included in this Annual Report on Form 10-K was U.S. Dollars, instead of the Chinese Yuan as previously reported and utilized (see “Foreign Currency Transactions” in Note 1 to the consolidated financial statements).

SCHEDULE II

FAR EAST ENERGY CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2006, 2005 and 2004

Description	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Cost and Expense	Charged to Other Accounts
2006 deferred tax valuation allowance	$7,200,000	$—	$—	$5,250,000	$1,950,000
2005 deferred tax valuation allowance	4,460,000	2,740,000	—	—	7,200,000
2004 deferred tax valuation allowance	3,150,000	1,310,000	—	—	4,460,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting as of December 31, 2006 is included on page 35. Additionally, our independent registered public accounting firm, Payne Smith & Jones, P.C., that audited our consolidated financial statements included in this report, has issued an audit report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, which is included on page 37 of this report.

Changes in Internal Controls

In connection with the evaluation described above, our management, including our chief executive officer and chief financial officer, identified no change in our internal control over financial reporting that occurred during our quarter ended December 31, 2006, and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding our executive officers has been presented under “Executive Officers” included in Item 1. “Business,” above.

Reference is made to the sections entitled “Election of Directors” and “Consideration of Director Nominees” of our Proxy Statement for our 2007 Annual Meeting of Stockholders, which sections are incorporated herein by reference.

Reference is made to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our 2007 Annual Meeting of Stockholders, which section is incorporated herein by reference.

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

Reference is made to the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” and “Report of the Compensation Committee,” of our Proxy Statement for our 2007 Annual Meeting of Stockholders, which sections are incorporated herein by reference. The portion of the incorporated material from the Report of the Compensation Committee and references to the independence of directors are not deemed to be “soliciting material” or “filed” with the SEC, are not subject to the liabilities of Section 18 of the Exchange Act and shall not be deemed incorporated by reference into any of the filings previously made or made in the future by our company under the Exchange Act or the Securities Act of 1933, as amended (except to the extent our company specifically incorporates any such information into a document that is filed).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the section entitled “Security Ownership” of our Proxy Statement for its 2007 Annual Meeting of Stockholders, which section is incorporated herein by reference.

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled “Equity Compensation Plan Information” of our Proxy Statement for our 2007 Annual Meeting of Stockholders, which section is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reference is made to the section entitled “Certain Transactions” and “Director Independence” of our Proxy Statement for our 2007 Annual Meeting of Stockholders, which section is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the section entitled “Independent Registered Public Accounting Firm Fee Information” of our Proxy Statement for our 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements.

Our consolidated financial statements are included in Part II, Item 8 of this report:

2.	Financial statement schedules and supplementary information required to be submitted.

Schedule II—Valuation and qualifying accounts.	67
Schedules other than that listed above are omitted because they are not applicable.

3.	Exhibits

A list of the exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index beginning on page 72 of this report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2007.

FAR EAST ENERGY CORPORATION

By:	/S/ MICHAEL R. MCELWRATH
Michael R. McElwrath
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ MICHAEL R. MCELWRATH	Date: March 9, 2007
Michael R. McElwrath
Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ BRUCE N. HUFF	Date: March 9, 2007
Bruce N. Huff
Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ JOHN C. MIHM	Date: March 9, 2007
John C. Mihm
Chairman of the Board

By:	/s/ DONALD A. JUCKETT	Date: March 9, 2007
Donald A. Juckett
Director

By:	/s/ RANDALL D. KEYS	Date: March 9, 2007
Randall D. Keys
Director

By:	/s/ C. P. CHIANG	Date: March 9, 2007
C. P. Chiang
Director

By:	/s/ THOMAS E. WILLIAMS	Date: March 9, 2007
Thomas E. Williams
Director

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 17, 2005, and incorporated herein by reference).

4.1	Articles of Incorporation of the Company, as amended (included as Exhibit 3.1).

4.2	Amended and Restated Bylaws of the Company (included as Exhibit 3.2).

4.3	Specimen stock certificate (filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on March 15, 2005, and incorporated herein by reference).

10.1*	Amended and Restated Employment Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.2*	Amended and Restated Employment Agreement, dated December 23, 2004, by and between the Company and Bruce N. Huff (filed as Exhibit 10.2 to the Company’s Current Report on form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.3*	Employment Agreement, dated February 1, 2004, by and between the Company and Garry R. Ward (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005 and incorporated herein by reference).

10.4*	Employment Agreement, dated November 1, 2003, by and between the Company and Zhendong “Alex” Yang (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.5*	Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.6*	Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.7*	Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Bruce N. Huff (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.8*	Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.9*	Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Bruce N. Huff (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.10*	Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Garry Ward (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

Exhibit Number	Description
10.11*	Stock Option Agreement, dated May 18, 2004 by and between the Company and Donald Juckett. (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.12*	Stock Option Agreement, dated June 18, 2004 by and between the Company and Randall D. Keys. (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.13*	Stock Option Agreement, dated May 24, 2004 by and between the Company and John C. Mihm. (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.14*	Stock Option Agreement, dated February 24, 2004 by and between the Company and Thomas Williams. (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.15*	Stock Option Agreement, dated February 1, 2004 by and between the Company and Garry Ward (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.16*	Stock Option Agreement, dated December 1, 2003 by and between the Company and Zhendong “Alex” Yang (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.17	Production Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People’s Republic of China, dated January 25, 2002, by and between China United Coalbed Methane Corp. Ltd. and the Company (filed as Exhibit 2(i) to the Company’s Current Report on Form 8-K filed on February 11, 2002, and incorporated herein by reference).
10.18	Modification Agreement for Product Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People’s Republic of China, dated October 20, 2005, between China United Coalbed Methane Corporation Ltd. and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2005, and incorporated herein by reference).

10.19	Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Qinnan Area in Shanxi Province, Qinshui Basin, the People’s Republic of China, dated April 16, 2002, by and between China United Coalbed Methane Corporation Ltd. and the Phillips China Inc. (filed as Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on October 26, 2005, and incorporated herein by reference).

10.20	Application for the Extension of Phase Two of the Exploration Period under the Qinnan PSC, dated December 2, 2005, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on March 14, 2006, and incorporated herein by reference).

10.21	Application for the Extension of Phase Two of the Exploration Period under the Qinnan PSC, dated March 16, 2006, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference).

10.22	Approval Certificate from the Ministry of Foreign Trade and Economic Cooperation dated December 30, 2002 (filed as Exhibit 2(i) to the Company’s Current Report on Form 8-K filed on January 13, 2003, and incorporated herein by reference).

Exhibit Number	Description
10.23	Memorandum of Understanding, dated March 18, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.1 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.24	Farmout Agreement—Qinnan PSC, dated June 17, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.2 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.25	First Amendment to Farmout Agreement—Qinnan PSC, dated December 15, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.26	Second Amendment to Farmout Agreement—Qinnan PSC, dated December 17, 2004, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.27	Third Amendment to Farmout Agreement—Qinnan PSC, dated December 19, 2005, by and between ConocoPhillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005, and incorporated herein by reference).

10.28	Assignment Agreement—Qinnan PSC, dated June 17, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.4 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.29	Farmout Agreement—Shouyang PSC, dated June 17, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.3 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.30	First Amendment to Farmout Agreement—Shouyang PSC, dated December 15, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.31	Second Amendment to Farmout Agreement—Shouyang PSC, dated December 17, 2004, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.32	Third Amendment to Farmout Agreement—Shouyang PSC, dated December 19, 2005, by and between ConocoPhillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2005, and incorporated herein by reference).

10.33	Assignment Agreement—Shouyang PSC, dated June 17, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.5 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

Exhibit Number	Description
10.35	Stock Subscription Agreement, dated December 21, 2004, by and between Sofaer Capital Global Fund, Sofaer Capital Asian Fund, Restructuring Investors Limited, Persistency, and Passlake Limited, Tim Whyte and the Company (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.40	Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Shouyang Area in Shanxi Province, Qinshui Basin, the People’s Republic of China, dated April 16, 2002, by and between China United Coalbed Methane Corporation Ltd. and Phillips China Inc. (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.41	Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated December 2, 2005, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.46 to Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on March 14, 2006, and incorporated herein by a reference).

10.42	Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated March 16, 2006, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference).

10.44*	Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2005, and incorporated herein by reference).

10.45*	Form of Non-Qualified Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 2, 2005, and incorporated herein by reference).

10.46*	Form of Incentive Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 2, 2005, and incorporated herein by reference).

10.47*	Registration Rights Agreement, dated September 20, 2005, by and among Morgan Keegan & Company, Inc. and the Company (filed as Exhibit 10.47 to the Company’s Registration Statement on Form S-2 (File No. 333-129309) filed on October 28, 2005, and incorporated herein by reference).

10.48	Registration Rights Agreement, dated October 6, 2005, by and among Sofaer Capital Global Fund, Sofaer Capital Asian Fund, Restructuring Investors Limited, Persistency, Passlake Limited and the Company (filed as Exhibit 10.48 to the Company’s Registration Statement on Form S-2 (File No.333-129309) filed on October 28, 2005, and incorporated herein by reference).

10.49*	Employment Agreement dated October 29, 2005, by and between the Company and Jeffrey R. Brown (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2005, and incorporated herein by reference).

21.1†	List of Subsidiaries of the Company

23.1†	Consent of Payne Smith & Jones, P.C.

31.1†	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350.

32.2†	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350.

*	Management contract or compensatory plan arrangement.
†	Filed herewith.