Form 10-K/A
period 2006-12-31
FAR EAST ENERGY CORP
filed 2007-04-18
CIK 1124024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

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

The number of shares of common stock, par value $0.001 per share, outstanding as of April 1, 2007 was 124,482,342.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Far East Energy Corporation’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed on March 9, 2007 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of the Company’s fiscal year ended December 31, 2006. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Far East Energy Corporation and its subsidiaries.

-i-

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Certain information regarding our executive officers has been presented under “Executive Officers” included in “Item 1. Business” of our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2007.

Board of Directors

The board of directors currently consists of six directors, all of whom were elected at the 2006 Annual Meeting of Shareholders. The following table lists the name, age and positions with the Company held by each director.

Name	Age	Position
John C. Mihm	64	Chairman of the Board
Michael R. McElwrath	55	President, Chief Executive Officer and Director
C. P. Chiang	64	Director
Donald A. Juckett	62	Director
Randall D. Keys	47	Director
Thomas E. Williams	54	Director

John C. Mihm, 64, has served as Chairman of the Board since January 2005. Mr. Mihm joined the board of directors in May 2004. He serves on the board of eProjectManagement, HNNG, and also as that company’s Vice-President of Engineering. He is also on the board of The Society of Petroleum Engineers, and the ASME Foundation. Mr. Mihm serves on and is the chairman of the board’s Compensation Committee, and he also serves on the board’s Audit Committee. Mr. Mihm is the owner and President of JCM Consulting, PLLC, which provides services in the engineering, construction, and project management field. From 1964 until his retirement in February 2003, Mr. Mihm worked for Phillips Petroleum Company, now known as ConocoPhillips, Inc., in various management positions, finally serving as Senior Vice President of Technology and Project Development. Mr. Mihm’s career includes over 20 years of work experience in China on offshore development and onshore coalbed methane exploration, working closely with China National Petroleum Corporation, China National Offshore Oil Corporation and SINOPEC on several joint ventures and employee development programs. Mr. Mihm is a registered professional engineer in Texas and Oklahoma. Mr. Mihm earned a B.S. degree in chemical engineering from Texas Tech University and serves on or has served on advisory boards at Texas Tech University, Oklahoma State University, University of Tulsa, University of Texas, Colorado School of Mines, Georgia Tech and University of Trondheim.

Michael R. McElwrath, 55, has served as our President and Chief Executive Officer since October 2003. He became a director in October 2003 and served as Chairman of the Board from October 2003 until January 2005. Mr. McElwrath also served as Secretary and Treasurer from October 2003 until March 2005. He was employed as Vice President of Hudson Highland (formerly known as TMP Worldwide) from 1999 until joining the Company in October 2003. He also served as Acting Assistant Secretary of Energy in the first Bush Administration, as Director of the National Institute for Petroleum and Energy Research, as Director of British Petroleum’s outsourced exploration and production lab for the Americas and as Deputy Assistant Secretary for policy for the U.S. Department of Interior in the last year of the Reagan Administration. Mr. McElwrath holds a J.D. from the University of Texas School of Law, as well as a B.A. from the Plan II Honors Program at the University of Texas. He is also a member of the Society of Petroleum Engineers, the Independent Petroleum Association of America, and the Texas Independent Producers and Royalty Owners Association.

C.P. Chiang, 64, has served on our board of directors since December 2006. In April 2007, Mr. Chiang was appointed to the board’s Nominating and Corporate Governance Committee. From 2001 until his retirement in 2006, Mr. Chiang served as the China Project Manager/Country Manager—China of Burlington Resources where he was responsible for managing the operations and activities of Burlington Resources in China and worked closely and negotiated with various Chinese governmental organizations. Throughout his 36 year career in the oil and gas industry, Mr. Chiang has held various engineering and management positions with oil and gas companies including British Gas E&P, Inc., Tenneco Oil Production and Exploration and Exxon Oil Company, now known as Exxon Mobil Corporation. Mr. Chiang earned a B.S. degree in mining engineering from National Cheng Kung University and a M.S. degree in petroleum engineering from New Mexico Institute of Mining and Technology.

Donald A. Juckett, 62, has served as a director since May 2004. Dr. Juckett also serves on and is chairman of the board’s Nominating and Corporate Governance Committee. Since November 2005, Dr. Juckett has held the position of Director of the Washington, D.C. office of the American Association of Petroleum Geologists. Prior to that Dr. Juckett was self-employed as an industry information consultant. He served at the U.S. Department of Energy from 1988 until his retirement in 2003. At his retirement, Dr. Juckett was Director of the Office of Natural Gas and Petroleum Import and Export Activities for Fossil Energy. During his tenure with the Department of Energy, he also served as a member of the Senior Executive Service in the Department of Energy and held positions as Director of the Office of Natural Gas and Petroleum Import and Export Activities, Director for Natural Gas and Petroleum Technology and Acting Deputy Assistant Secretary for Natural Gas and Petroleum Technology. Dr. Juckett managed a portfolio of international projects including bilateral agreements with China, Russia, Venezuela, Ukraine, Bangladesh and Mexico. Dr. Juckett also played an active role in the formation of the United States/China Oil and Gas Industry Forum in 1998. From 1974 to 1988, Dr. Juckett worked for Phillips Petroleum Company, now known as ConocoPhillips, Inc., in management positions including responsibility for the support of worldwide divisions with exploration technologies including geochemistry and satellite imagery. Dr. Juckett earned a B.S. degree in chemistry from the State University of New York-Oswego and a Ph.D. in chemistry from the State University of New York-Albany.

Randall D. Keys, 47, has served as a director since June 2004. Mr. Keys serves on and is the chairman of the board’s Audit Committee and has been designated as the “audit committee financial expert.” He also serves on the board’s Nominating and Corporate Governance Committee and was appointed to the Compensation Committee in October 2006. Mr. Keys is currently self-employed as a corporate financial consultant. From 2004 through 2006, he served as a financial consultant and Chief Financial Officer of BPZ Energy, Inc., and from 2002 through 2004, he served as a financial consultant and Chief Financial Officer of Transmeridian Exploration, Inc., both public international oil and gas companies. From 1998 to 2001, he served as Chief Financial Officer of Core Laboratories N.V., a NYSE-listed global oilfield service company, and one of its predecessors. Mr. Keys earned a B.B.A. in accounting from the University of Texas and is a Certified Public Accountant.

Thomas E. Williams, 54, was appointed as a director in February 2004. Mr. Williams also serves on the board’s Audit Committee and Compensation Committee. Mr. Williams currently serves as Vice President, Research and Business Development of Noble Technology Services, a wholly-owned subsidiary of Noble Corporation. Mr. Williams also serves as President of Maurer Technology Inc., a leading drilling R&D and engineering technology company and a wholly-owned subsidiary of Noble Corporation. Noble (NYSE: NE) is a leading provider of diversified services for the oil and gas industry. He held Senior Executive Positions at the U.S. Departments of Energy and Interior during the Bush Administration from 1989 to 1993. From 1993 to 2000, he was Business Development Director at Westport Technology Center in Houston, a leading upstream oil and gas research company. He was a co-founder and served on the Board of Directors of Cementing Solutions, Inc., an oil and gas cementing services and technology company based in Houston, Texas. He has been in the oil and gas industry for over 25 years, having owned and operated an oil and gas exploration, production and consulting company prior to joining the Department of Energy. Mr. Williams has authored more than 100 energy publications, presentations and articles and serves on a number of oil and gas organizations, associations and boards including the Independent Petroleum Association of America, the Petroleum Technology Transfer Council’s Advisory Group, the Texas Independent Producers and Royalty Owners Association, the Society of Petroleum Engineers, American Association of Drilling Engineers, DeepStar Consortium Contributors Advisory Board and Consumer Energy Alliance. He also serves on the board of directors of the Research Partnership to Secure Energy for America consortium. He has a B.S. degree in business from Campbellsville College.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our officers, directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us, we believe that all filing requirements applicable to our officers, directors and greater than ten percent shareholders for the year ended December 31, 2006, were complied with, except for the timely filing of one Form 3 for C. P. Chiang. This form was filed by Mr. Chiang, following its due date, on January 11, 2007.

Code of Ethics

We have adopted a code of ethics entitled “Code of Business Conduct,” which applies to all employees, including our chief executive officer, chief financial officer and principal accounting officer. The full text of our Code of Business Conduct is published on our website, at www.fareastenergy.com, under the “Investor Relations” caption. We intend to disclose future amendments to, or waivers from, certain provisions of this code on our website within four business days following the date of such amendment or waiver. Information contained on the website is not part of this report.

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act and assists the board of directors and management of the Company in ensuring that we consistently act with integrity and accuracy in financial reporting. The board of directors has adopted a written charter for the Audit Committee. The Audit Committee’s responsibilities include:

•	selecting and reviewing our independent registered public accounting firm and their services;

•	reviewing and discussing the audited financial statements, related accounting and auditing principles, practices and disclosures with the appropriate members of management;

•	reviewing and discussing our quarterly financial statements prior to the filing of those quarterly financial statements;

•

establishing procedures for the receipt of, and response to, any complaints received regarding accounting, internal accounting controls, or auditing matters, including anonymous submissions by employees;

•	reviewing the accounting principles and auditing practices and procedures to be used for the audit of our financial statements and reviewing the results of those audits; and

•	monitoring the adequacy of our operating and internal controls as reported by management and the independent registered public accounting firm.

Randall D. Keys is the chairman of the Audit Committee and the other members of the Audit Committee are John C. Mihm and Thomas E. Williams. The board of directors has determined that each member of the Audit Committee is independent within the meaning of the Nasdaq Stock Market listing standards and satisfies the Nasdaq Stock Market listing standards financial literacy requirements. The board of directors has determined that Randall D. Keys is an Audit Committee Financial Expert as that term is defined under Item 407 of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

John C. Mihm, Thomas E. Williams and Randall D. Keys serve on the Compensation Committee. Our independent directors are, and we expect they will continue to be, the only members of the Compensation Committee. None of our directors or executive officers has a relationship with us or any other company that the SEC defines as a compensation committee interlock or insider participation that should be disclosed to stockholders.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis below with management, and based on reviews and discussions, the Compensation Committee recommended to the board of directors, and the board of directors has approved, that it be included in this Form 10-K/A, amending our Annual Report on Form 10-K, and, as applicable, in our 2007 Proxy Statement.

John C. Mihm, Chairman of the Compensation Committee

Randall D. Keys

Thomas E. Williams

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Committee

It is the responsibility of the Compensation Committee of the board of directors to set compensation for executive officers and directors, to establish and administer an overall compensation program that promotes the long-term interests of the Company and our shareholders, and to evaluate performance of executive officers.

The Compensation Committee uses information supplied by various sources, including Company management and outside compensation consultants to assist it in determining compensation for our executive officers. Management’s role is primarily to provide information relevant to performance measurement. Our Chief Executive Officer also provides informal evaluations of the performance of the executives that report directly to him and may make recommendations as to base compensation and performance awards for these individuals. Due to the small size of our company, the Compensation Committee is able to make or specifically approve virtually all decisions regarding executive compensation and, therefore, the delegation of the committee’s authority in this regard is very limited.

We have used the compensation consulting firm, Towers Perrin, since 2004. Towers Perrin was selected by the Compensation Committee and reports directly to it. They have performed no other work for us and have no other outside relationship to the Company’s directors or officers. For further information, see “Use of Compensation Consultant and Benchmarking.”

Compensation Philosophy and Objectives

In setting overall total compensation for executive officers, the Compensation Committee strives to achieve and balance the following objectives:

•	hiring and retaining executive officers with the background and skills to help us achieve our Company’s objectives;

•	aligning the goals of executive officers with those of the shareholders and the Company;

•	motivating executive officers to achieve the Company’s important short, medium and long-term goals;

•	conserving cash by setting compensation levels consistent with market conditions; and

•	providing sufficient ongoing cash compensation for our employees to meet their personal financial obligations.

The philosophy we use in setting compensation levels and structures is based on the following compensation principles:

•	compensation for our executive officers should be strongly linked to performance;

•

compensation should consist of an increasingly higher percentage of compensation that is at risk and subject to performance-based awards as an executive officer’s range of responsibility and ability to influence the Company’s results increases;

•	compensation should be fair and competitive in relation to the marketplace;

•	employment security should be used to equalize our employment opportunities with those of more mature companies, to the extent appropriate;

•	sense of ownership and long-term perspective should be reaffirmed through our compensation structure; and

•	outstanding achievement should be recognized.

Setting Executive Compensation

We use a combination of compensation elements in our executive compensation program including:

•	salaries;

•	bonuses;

•	equity awards;

•	post-termination compensation; and

•	benefits.

Salaries and bonuses are our primary forms of cash compensation. We strive to set salaries competitively by utilizing benchmarks and we try to provide a reasonable amount of cash compensation to our employees to enable them to meet their personal financial obligations. We provide short-term incentives by awarding annual cash bonuses on a discretionary basis. The bonuses reward achievement of short-term goals and allow us to recognize individual and team achievements. The cash portion of our compensation structure consists of a higher percentage of salary as compared to bonus. Bonuses and equity awards are our two forms of performance-based compensation. We chose to use more equity awards than cash awards for performance based compensation. As a result of the lower target for cash bonuses, annual discretionary cash bonuses as a percentage of our cash compensation is relatively low.

We provide long-term incentives through equity awards, which have historically consisted primarily of stock options that vest over time. Equity awards are a non-cash form of compensation. We believe equity awards are an effective way for us to reward achievement of long-term goals, conserve cash resources and create a sense of ownership in our executives. Options become valuable only as long-term goals are achieved and our stock price rises. They provide our executive officers with a personal stake in the performance of the Company’s equity even before vesting. A large percentage of the total compensation paid to our executive officers consists of equity awards because we believe this is consistent with our philosophy of paying for performance and requiring more compensation to be at risk for employees at the highest level.

In 2007, we intend to implement guidelines under which performance at the executive level can be measured with simplicity and transparency and performance awards can be granted in relation to those performance measures. For a development stage company, appropriate, reliable performance measures can be difficult to identify. However, we will seek to identify measurements that are appropriate to a development stage company and which will relate to the achievement of Company goals. We will particularly focus on performance measures related to increasing our drilling and production progress and managing our cash resources appropriately. We plan to award performance-based compensation, in the form of cash bonuses, based on established goals. We plan to continue to use a measure of discretion in granting equity awards, and to continue to consider performance as well as incentive opportunities in making such grants. In the past, we have not set specific performance goals relative to performance awards, but rather the Compensation Committee has used its experience and judgment in granting both cash and equity awards.

Executive officers also enter into employment agreements that have defined termination benefits, which we believe, in part, compensate for the potentially lower annual salary at our company as compared to more mature companies by providing security. The competitive compensation and the employment agreements foster an environment of relative security within which we believe our executives will be able to focus on achieving Company goals. For further discussion of the employment agreements with our executive officers, see “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table – Employment Agreements with Executive Officers.”

Use of Compensation Consultant and Benchmarking

Towers Perrin provides survey data to the Compensation Committee, which the committee uses to gauge the reasonableness and competitiveness of both total compensation and structure of the compensation package for our executive officers. In early 2006, Towers Perrin provided an analysis of compensation for top executives at oil and gas companies, primarily smaller companies with revenues below $175 million. The analysis included a combination of data from the William M. Mercer 2005 Energy Compensation Survey and the Towers Perrin 2005 Energy Incentive Compensation Survey. The Mercer survey included data from more than 100 small to mid-sized companies grouped by size. The Towers Perrin survey included a smaller number of companies that varied in size. All of the companies in the Mercer and Towers Perrin surveys were energy companies in the exploration and production sector. Towers Perrin used the Mercer survey data for smaller companies to benchmark salaries and its own survey to benchmark short-term and long-term incentives as a percentage of salary.

In 2007, Towers Perrin provided a similar analysis with more recent data using the William H. Mercer 2006 Energy Industry Compensation Survey and the Towers Perrin 2006 Oil & Gas Compensation Survey. Also, in 2007, Towers Perrin provided compensation data for a selected peer group of publicly traded companies, which the Compensation Committee also used as a reference point for reasonableness. Towers Perrin identified eleven companies in the peer group, selected for similarity of industry and size. The Compensation Committee used the analysis in reviewing salaries and equity awards for 2007 and bonuses for 2006 performance.

Total Compensation and Description and Allocation of Its Components

Total compensation. The Compensation Committee reviews total compensation for executive officers annually when they evaluate existing salaries and determine annual cash bonuses. The committee evaluates survey data provided by Towers Perrin to assist in determining the appropriate total compensation for each officer.

The committee blends the components of compensation to achieve a total compensation package that is weighted toward the equity component. Total compensation for each officer, with some variation, was targeted to be at or below the 75th percentile (but not below the 50th percentile). The cash components of compensation, which constitute a smaller percentage of total compensation, were targeted near the 50th percentile or less. Of the two cash components, salary was targeted at the 50th percentile and cash bonus opportunities were targeted below the 25th percentile. This is consistent with our objective of emphasizing equity awards and conserving cash. Our level of cash compensation also reflects a key difference between our company and other companies in the survey. Our company is in the development stage while the surveyed companies are generally revenue producing and therefore may be less concerned about conserving their cash resources. Equity awards for executive officers, which constitute a larger percentage of total compensation, have historically been targeted to be between the 50th and the 75th percentile. For further information, see “2006 Summary Compensation Table”, “2006 Grants of Plan-Based Awards Table” and “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table.”

In making decisions regarding salary increases, bonus awards and equity awards, the Compensation Committee considers the achievements of the Company in the previous fiscal year, the obstacles overcome in our exploration efforts, the progress toward commercial gas production and revenues, and whether expenditures have been reasonably managed. In addition to the Company’s achievements, the Compensation Committee reviews the accomplishments of the individual executive officers.

In reviewing company and individual performance and granting cash and equity awards for 2006, the Compensation Committee considered these accomplishments, which primarily relate to drilling and development of the Shouyang Block in Shanxi Province of China:

•	acceleration of our drilling program, with the notable completion of three horizontal wells, as well as progress in exploring other acreage;

•	acceleration of our dewatering program;

•	success in gathering and processing significant amounts of data, including seismic data we acquired, as well as data from our drilling and dewatering efforts; and

•	successful completion of stock issuances resulting in approximately $25 million of new capital.

Achievements are considered within the context of the relative difficulty of the circumstances we experience as one of the first and smallest U.S. companies to explore for coalbed methane in China. The committee also considers the recommendation of the Chief Executive Officer regarding performance awards of the other executives.

Salaries. The Compensation Committee reviews salaries for our executive officers annually near the beginning of the year and adjustments to salaries, if any, have historically been made effective as of January 1 of that year. Initial base salaries are set forth in the executive’s employment agreement. The level of salary is determined by market factors when the executive officer is hired and are adjusted as necessary during the annual review of salary. The Compensation Committee evaluates adjustments to salary based, in part, on the survey data provided by Towers Perrin and the events and accomplishments of the year as described above. No executive has yet changed or increased his level of responsibility within the Company, but if that were to occur, the Compensation Committee would consider a commensurate change in salary.

Bonuses. The Compensation Committee awards cash bonuses each year, typically early in the first quarter, for performance during the previous fiscal year. We are required to pay a minimum bonus of $40,000 to our Chief Executive Officer pursuant to his employment agreement with the Company. Additionally, pursuant to Jeffrey R. Brown’s employment agreement, we are required to pay an international service bonus of $50,000 to Mr. Brown annually as long as he continues to work for us in China. Otherwise, the amount of each bonus has been discretionary, based on the events and accomplishments of the year. In determining discretionary bonuses, the committee targets cash bonuses to be towards the lower end of the range for oil and gas companies in the survey data provided by Towers Perrin. This is accomplished by setting bonus ranges as a percentage of salary and, to date, this percentage has not exceeded 36%. For additional information regarding the considerations in granting performance bonuses for 2006, see “Compensation Discussion and Analysis – Total Compensation and Description and Allocation of Its Components – Total Compensation” above.

Although the Compensation Committee has used discretion and subjective judgment to evaluate and reward performance in the past, including awards for 2006 cash performance bonuses, the committee intends to set measurable performance goals for 2007 and to base cash bonus awards on the achievement of those goals.

Equity awards. Equity awards are an important component in our compensation structure. Equity awards may be granted at a date other than the date salary and bonus decisions are made but are typically granted during the first quarter of the year. Until recently, we granted only awards of non-qualified stock options. In 2007, the Compensation Committee first began to use restricted stock grants in addition to the traditional use of option grants.

Choice of equity vehicles. In the past, we chose to use grants of options to purchase our common stock for the equity awards granted to our executive officers. Stock options provide our executives with superior alternatives for handling the tax liabilities related to gains from the award. The executive may choose the date of exercise and control when he or she recognizes any gain and thereby also controls when he or she incurs tax liability. Other forms of equity, such as restricted stock that vests over time, do not provide this control over timing. The vesting of restricted stock is a taxable event and executives have no ability to control the vesting of the shares awarded to them. In providing better tax planning to our executives, the option awards do not sacrifice our objectives of aligning executive goals with those of shareholders, achievement of long-term goals and executive retention.

In 2007, the Compensation Committee introduced restricted stock into the forms of equity used for awards to our Chief Executive Officer and Chief Financial Officer. In deciding to use restricted stock, the committee considered that the use of this form of equity would reduce dilution to our existing shareholders, provide equity participation in our company to these executives and reduce the overall number of shares granted. We believe that decreasing the dilutive effect related to our equity awards will assist in preserving the economic value of the shareholders. We believe that shares of time-vesting restricted stock will encourage achievement of long-term goals and retention of key executives in a similar manner as option awards. We may continue to grant options and/or restricted stock in the future to our executive officers, including the Chief Executive Officer and the Chief Financial Officer.

Determining the size of the equity award. We use equity awards as both as a reward for past performance and an incentive for future performance. The Compensation Committee has historically approved discretionary equity award grants to executive officers during the first quarter of the year.

Each of our executive officers received a grant of options upon joining the Company, providing them with an initial equity stake and a long-term incentive. The size of these initial grants is determined primarily by market factors, with such grants offered as an incentive to accept our offer of employment. Although it has typically granted additional awards annually, the Compensation Committee is not bound to make continuing equity awards to executive officers, and in fact, does not in every case. Factors considered by the committee in determining whether an executive receives an award of options or restricted stock and the size of that award include the following:

•	the performance indicators and the events and accomplishments used to determine total compensation, as described above;

•

the cumulative number of shares and terms (including option exercise price) of previous equity awards, which may, in the view of the Compensation Committee, be sufficient to achieve the goals of the equity award program for a given individual, without supplement in a particular year;

•	the estimated fair value of the award (using the Black-Scholes option pricing model for options) and its impact on the executive’s total compensation;

•	the estimated impact of the expense of the award on reported income in the year of the award and subsequent years;

•	the shareholder dilution, including overhang of existing options and warrants for our common stock;

•	the shares remaining available for grants under the 2005 Stock Incentive Plan; and

•	the review of equity award data for comparable companies as provided by Towers Perrin.

2005 Stock Incentive Plan awards. Since its approval by our shareholders in 2005, we have granted all options to executive officers under the 2005 Stock Incentive Plan (the “2005 Plan”). However, we may also grant equity awards outside the 2005 Plan. Our option grants to executive officers under the 2005 Plan have historically had a vesting period of three to four years from date of grant and a term of up to ten years. Typically, the options provide for forfeiture of unexercised options after a period of 60 to 90 days after termination of employment with the Company. Prior to adoption of the 2005 Plan, grants of options to executives included varying terms, some differing from the above.

All options are expensed over time in accordance with generally accepted accounting principles. For information on the option expense recognized in 2006 for each executive officer, see “Summary Compensation Table – Option Awards.” For further information on the 2005 Plan, see “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table – 2005 Stock Incentive Plan” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information.”

Procedures for granting equity awards. We have generally granted option awards to our executive officers annually during the first quarter of each fiscal year. Options are dated and assigned exercise prices as of the nearest trading date to the meeting of the Compensation Committee in which such awards were approved. Exercise prices have been set at the fair market value on the date of grant or higher. The fair market value, on a given date, means the average of the closing bid and asked prices of the common shares as reported that day on the OTC Bulletin Board. We intend to continue this practice. We attempt to avoid issuing options near the time of any expected significant movement in our stock price by taking care, within reason, not to schedule these meetings in proximity to upcoming or recent announcements of significance, such as earnings releases or other public announcements relating to current or future profitability. Scheduling of meetings of the Compensation Committee is also impacted by availability of personnel and cannot be perfectly aligned with regard to public announcements. Under the 2005 Plan, the Chief Executive Officer, as long as he is a member of the board of directors, has the authority to grant equity awards of up to an aggregate of 200,000 shares of common stock in each calendar year to employees that are not subject to the rules promulgated under Section 16 of the Exchange Act. The exercise price for such grants made by the Chief Executive Officer are to be based on the date the stock option agreement is signed, which is as soon as possible after the decision to make the award is settled. In practice, other than equity awards made at hiring, awards have usually been approved by the Compensation Committee.

Awards have also been granted to new executive officers and incumbent directors on or near the date of hire or election. Our current practice is to grant, date and price options to new executives on the date of hire, which is not the date of their acceptance of our offer of employment, but rather, the first day they report for work at the Company. Grants to newly elected directors are generally awarded at the first meeting of the Compensation Committee after their election.

Post Termination Compensation. We have employment agreements with each of our executive officers. All but one of our executive employment contracts provides some form of termination benefits. As a development stage company whose future may be uncertain, we believe it is necessary to provide contractual assurance of continued employment to our executives, and that without such assurances, our recruitment efforts would not be as successful.

We have employment agreements with each of our executive officers that provide for termination benefits in connection with the termination of the executive’s employment, including in certain cases upon a change in control. For further discussion of the terms of each employment agreement, see “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table – Employment Agreements with Executive Officers.” These clauses assist us in attracting and retaining executive officers and are designed to provide stable leadership for the Company during any potential or actual change of control. With the assurance of these benefits, we believe our executives will be better able to objectively evaluate offers to purchase the Company or other forms of potential change of control. The clauses also encourage continuation of the leadership and experience of our key executives after a change in control, at least through a period of transition.

Benefits. We provide health insurance to our executive officers, which is the same as that provided to our other U.S. employees. The cost to us varies with the coverage options chosen by the executive and coverage options available to executives are identical to those for all other U.S.-based employees. We also provide matching contributions for those U.S. employees who contribute to a Simple Individual Retirement Account (“Simple IRA”), matching up to 3% of annual salary, subject to certain caps provided by tax regulation. These benefits were approved by the Compensation Committee when adopted. We also provide additional pay to our U.S. executive officers working in China to compensate those executives for living outside the U.S. Currently, Jeffrey R. Brown is the only executive officer with this arrangement. The additional pay for Mr. Brown was determined based on what we believed was market compensation when he was hired in 2005. Mr. Brown’s foreign service pay has not been subsequently adjusted.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code of 1986 (the “Code”) generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to any executive officer unless such compensation is paid pursuant to a qualified performance-based compensation plan. All compensation awarded to our executive officers in 2006 is expected to be tax deductible. The Compensation Committee considers such deductibility and the potential cost to the company when granting awards and salary changes.

We account for equity awards under the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (FAS No. 123(R)). We charge the estimated fair value of option and restricted stock awards to income over the time of service provided by the employee to earn the award, typically the vesting period. The fair value of options is computed using the Black-Scholes option pricing model. The compensation expense to the Company under FAS No. 123(R) is one of the factors the Compensation Committee considers in determining equity awards to be granted, and also may influence the vesting period chosen.

Chief Executive Officer Compensation

For 2006, the compensation of our Chief Executive Officer, Michael R. McElwrath, compares to the benchmarks provided by Towers Perrin as follows:

Component	Percentile
Salary	50th
Annual cash bonus	Below 25th
Equity award	Between the 50th and 75th
Total	50th

Mr. McElwrath’s comparison to benchmarks is similar to that of our other executive officers, except that total compensation for the other officers typically falls between the 50th and 75th percentile.

Of Mr. McElwrath’s 2006 total compensation, 39% was attributable to the cash elements of salary and annual cash bonus and 61% to non-cash equity elements. For other executive officers, the cash elements ranged from 40% to 48% of total compensation, with the exception of one officer working outside the U.S., whose cash elements comprised 75% of total compensation. The actual allocation between cash and non-cash compensation for each executive officer was within the range targeted by the Compensation Committee for 2006, which was approximately 35% to 50%.

COMPENSATION TABLES AND ADDITIONAL INFORMATION

The following table sets forth a summary of compensation paid to our Chief Executive Officer, Chief Financial Officer and the three other most highly paid persons serving as executive officers (the “Named Executive Officers”) for the year ended December 31, 2006.

2006 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compen- sation ($)		Total ($)
Michael R. McElwrath President and Chief Executive Officer	2006	300,000	100,000	637,110	10,001	(3)	1,047,111
Bruce N. Huff Chief Financial Officer, Secretary and Treasurer	2006	185,000	46,250	258,653	6,600	(3)	496,503
Jeffrey R. Brown President, Far East Energy (Bermuda), Ltd.	2006	150,000	50,000	64,800	227,758	(4)	492,558
Garry R. Ward Senior Vice President, Engineering	2006	155,820	23,373	193,468	—		372,661
Zhendong “Alex” Yang Senior Vice President, Exploration	2006	149,000	22,350	260,800	5,070	(3)	437,220

(1)

Bonuses represent amounts awarded for 2006 performance, which were paid during the first quarter of 2007, with the exception of Mr. McElwrath, who received $40,000 of his $100,000 performance award during 2006, and Mr. Brown, who received $50,000 during 2006 as an international service bonus. The portion of Mr. McElwrath’s bonus paid during 2006 is required under the terms of his employment agreement. Pursuant to Mr. Brown’s employment agreement, his international service bonus is paid annually so long as he works for us in China to compensate him for his foreign service.

(2)

Option awards are quantified in the table according to the amount included in 2006 share-based compensation expense for the option awards granted to each named executive officer through the end of fiscal year 2006. See Footnote 10 to the Consolidated Financial Statements which is included in our 2006 Annual Report on Form 10-K for assumptions used in valuing these awards and the methodology for recognizing the related expense. The expense has been modified in accordance with SEC rules to eliminate forfeiture assumptions in computing the expense for the year. There were no actual forfeitures during 2006 by any of the named executive officers. All options are for the purchase of our common stock.

(3)	Represents the cost of company matching funds to the named executive officer’s Simple IRA.

(4)

Mr. Brown’s other compensation included $90,219 for housing in China, $84,321 for tax gross-up payments on his international service bonus and on his housing provision, $43,511 for the expenses of a car and driver, $9,407 for company-paid personal travel and $300 for tax preparation services. Mr. Brown works at our offices in Beijing, China. The cost of the car and driver include vehicle leasing and maintenance expense, payroll, tolls, and fuel. No allocation of the costs related to the use of the car and driver has been made between personal use and business travel within China.

Grants of Plan-Based Awards

The following table provides information on equity awards granted under our 2005 Plan during 2006.

2006 Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($ /Sh)(1)	Grant Date Fair Value of Stock and Option Awards ($)
Michael R. McElwrath	02/02/06	500,000	2.00	605,000
Bruce N. Huff	02/02/06	300,000	2.00	363,000
Garry R. Ward	02/02/06	50,000	2.00	60,500

(1)

All options were granted under the 2005 Stock Incentive Plan. The exercise price of all the options was in excess of the closing price of our common stock on the date of grant as reported on the OTC Bulletin Board.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements with Executive Officers

We have employment agreements with each of our named executive officers, which are summarized below.

Agreements with Michael R. McElwrath and Bruce N. Huff. On December 23, 2004, we entered into amended and restated employment agreements with Michael R. McElwrath and Bruce N. Huff. The employment agreements provide that the applicable executive will receive (i) an annual base salary of not less than $236,250 in the case of Mr. McElwrath and $168,000 in the case of Mr. Huff and (ii) performance bonuses of (A) not less than $20,000 payable on or before the 13th of April and October of each year in the case of Mr. McElwrath and (B) between 15% to 25% of his base salary in the case of Mr. Huff. The performance criteria for bonuses will be established by the Compensation Committee (or the board of directors if the Company does not have a Compensation Committee). Mr. McElwrath’s annual base salary for 2006 was $300,000 and Mr. Huff’s annual base salary for 2006 was $185,000.

Unless extended, the employment agreements for Messrs. McElwrath and Huff terminate on October 13, 2008 and May 1, 2009, respectively. The employment agreements provide that if the applicable executive is terminated by the Company for Cause (as defined in the employment agreements), the Company shall pay his base salary and all amounts actually earned, accrued or owing as of the date of termination and the executive shall be entitled for a period of three months after termination to exercise all options granted to him under his employment agreement or otherwise to the extent vested and exercisable on the date of termination. Subsequent to the three-month exercise period, remaining unexercised options will be forfeited.

If the executive’s employment is terminated by the Company (other than as a result of death, Disability (as defined in his employment agreement) or Cause), or if the executive terminates his employment for Good Reason (as defined in his employment agreement), the executive shall be entitled to the following:

•	a lump sum payment of two times the sum of the executive’s base salary and bonus paid during the immediately preceding twelve-month period;

•

continued participation in all employee benefit plans, programs or arrangements available to the Company’s executive officers in which the executive was participating on the date of termination for a specified period of time following termination;

•

for a period of three years following the termination date, the exercise of all options and restricted stock awards granted to him to the extent vested and exercisable at the date of termination of executive’s employment (after the three year period is completed, remaining unexercised options will be forfeited); and

•	certain gross-up payments for excise taxes.

Notwithstanding the foregoing, if an executive’s termination of employment by the Company (other than for death, Cause or Disability) or by the executive for Good Reason occurs within 24 months following a Change of Control (as defined in the employment agreements), then the executive shall be entitled to a lump sum payment of three times the sum of executive’s base salary and bonus during the immediately preceding twelve-month period and all options and restricted stock granted to executive will immediately vest and become exercisable as of the date of termination. After a period of three years following the termination date, all remaining unexercised options will be forfeited. The employment agreements also entitle each executive to certain gross up payments for excise taxes in the event of a Change of Control.

If the executive’s employment is terminated as a result of death or Disability, the Company shall pay his base salary and all amounts actually earned, accrued or owing as of the date of termination and the executive or his estate shall be entitled to exercise all options granted to him regardless of whether or not the option or restricted stock is vested on the date of termination. The executive or his estate may exercise any of the options or restricted stock that vest on the date of termination for a period of three years, after which time the awards are forfeited.

Mr. McElwrath’s and Mr. Huff’s employment agreements contain no covenants-not-to-compete or similar restrictions after termination.

Agreement with Jeffrey R. Brown. On October 29, 2005, we entered into an employment agreement with Jeffrey R. Brown whereby Mr. Brown will serve as President of Far East Energy (Bermuda), Ltd, which expires on October 29, 2007, unless extended or sooner terminated. Under the terms of the agreement, Mr. Brown receives an annual base salary of $150,000, an annual bonus of $50,000 during his service with us in the People’s Republic of China, a discretionary performance bonus to be determined by the Compensation Committee of the board of directors, a housing allowance of up to $96,000 per year, tax gross-up payments on his international service bonus and on his housing provision, the provision of a car and driver, and a moving allowance and reimbursement for certain travel between China and the U.S. Generally, Mr. Brown will also receive a tax equalization payment to the extent the amount Mr. Brown actually pays for income taxes exceeds the U.S. income tax and social security tax he would have paid as a citizen of the U.S. There have been no changes to this agreement.

If Mr. Brown is terminated without Cause (as defined in his employment agreement), he is entitled to receive severance pay of 50% of his base salary and the right to exercise vested options for 90 days after termination, after which time they are forfeited. In the event that Mr. Brown’s employment with the Company and its subsidiaries is terminated upon or within 24 months of a Change in Control (as defined in the 2005 Plan), all options granted to Mr. Brown shall be immediately and fully vested and exercisable as of the date of termination.

Mr. Brown’s employment agreement contains no covenants-not-to-compete or similar restrictions after termination.

Agreement with Garry R. Ward. On February 1, 2004, we entered into an employment agreement with Garry R. Ward whereby Mr. Ward will serve as the Senior Vice President of Engineering for a term of five years unless sooner terminated. Mr. Ward will receive an annual base salary of at least $140,000. Mr. Ward’s annual base salary for 2006 was $155,820. Subject to management’s discretion, Mr. Ward will also be eligible to receive annual bonuses in an amount equal to 20% to 25% of his annual base salary at the time of payment. If Mr. Ward is terminated by us for any reason other than Cause or is terminated after a Change in Control (as such terms are defined in the employment agreement), the Company will pay him a single lump-sum severance payment of $50,000., If Mr. Ward’s employment is terminated without Cause, he will retain all of his rights in, and ownership of, all stock options vested as of the date of termination or that would vest within 30 days following the date of termination. Additionally, in the event that Mr. Ward’s employment with the Company and its subsidiaries is terminated upon or within 24 months of a Change of Control (as defined in the 2005 Plan), all options granted to Mr. Ward shall be immediately and fully vested and exercisable as of the date of termination.

Mr. Ward’s agreement includes a covenant-not-to-compete and a confidentiality provision, each of which apply for one year after termination.

Agreement with Zhendong “Alex” Yang. On November 1, 2003, we entered into an employment agreement with Zhendong “Alex” Yang. The term of the employment agreement is five years unless sooner terminated. Dr. Yang will receive an annual base salary of at least $126,000. Dr. Yang’s annual base salary for 2006 was $149,000. In the event that Dr. Yang’s employment with the Company and its subsidiaries is terminated upon or within 24 months of a Change of Control (as defined in the 2005 Plan), all options granted to Dr. Yang shall be immediately and fully vested and exercisable as of the date of termination.

Dr. Yang’s agreement includes a covenant-not-to-compete and a confidentiality provision, each of which apply for one year after termination.

2005 Stock Incentive Plan

On May 27, 2005, the Company’s shareholders approved the 2005 Plan. Unless sooner terminated by the board of directors or the Compensation Committee, the 2005 Plan will terminate on May 27, 2015. The 2005 Plan permits the Compensation Committee to grant stock options, including incentive stock options (“ISOs”) and non-qualified stock options; stock appreciation rights (“SARs”); restricted stock; restricted stock units; and other stock-based awards.

The purpose of the 2005 Plan is to (1) aid the Company in attracting, securing and retaining employees of outstanding ability, (2) attract members to the board of directors, (3) attract consultants to provide services to the Company, as needed, and (4) motivate such persons to exert their best efforts on behalf of the Company.

The 2005 Plan is administered by the Compensation Committee. The 2005 Plan provides that if the Chief Executive Officer of the Company is a member of the board of directors, the board of directors may authorize him or her to grant awards of up to an aggregate of 200,000 shares of common stock in each calendar year to participants who are not subject to the rules promulgated under Section 16 of the Exchange Act.

The maximum number of shares of common stock with respect to which awards may be granted is 3,500,000 shares (subject to adjustment in accordance with the provisions of the 2005 Plan). The total number of shares of common stock that will be available for grants of ISOs is 2,600,000 shares and the total number of shares of common stock that will be available for grants of unrestricted shares of common stock, restricted stock, restricted stock units or any other stock-based awards is 900,000 shares. The maximum number of shares with respect to which awards of any and all types may be granted during a calendar year to any participant is limited, in the aggregate, to 1,500,000 shares. The 2005 Plan also provides that the maximum amount of a performance-based award to any Covered Employee (as defined in the 2005 Plan) for any fiscal year of the Company will be $1,000,000. Shares which are subject to awards which terminate, expire, are cancelled, exchanged, forfeited, lapse or are settled for cash may be utilized again with respect to awards granted under the Plan.

With respect to any options that are awarded, the exercise price pursuant to which common stock may be purchased will be determined by the Compensation Committee, but will not be less than the fair market value (as defined in the 2005 Plan) of the common stock on the date the option is granted. Under the 2005 Plan, fair market value, on a given day, is defined as the mean of the closing bid and asked prices of the common shares as reported that day on the OTC Bulletin Board. No option shall be exercisable more than 10 years after the date of grant. The 2005 Plan also grants the Compensation Committee discretion to accelerate vesting or extend the time available for exercise of options after termination of an executive so long as termination is not for cause (as determined by the Compensation Committee).

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the number of unexercised options segregated by those that were exercisable and those that were unexercisable at December 31, 2006.

2006 Outstanding Equity Awards

		OPTION AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date
Michael R. McElwrath	01/29/02	100,000	—	(1)	0.65	01/29/09
	10/13/03	960,000	240,000	(1)	0.65	10/13/13
	12/23/04	120,000	80,000	(1)	2.00	12/23/09
	02/02/06	100,000	400,000	(1)	2.00	02/02/16

Bruce N. Huff	05/01/04	300,000	200,000	(1)	2.00	05/01/09
	12/23/04	240,000	160,000	(1)	2.00	12/23/09
	02/02/06	60,000	240,000	(1)	2.00	02/02/16

Garry R. Ward	02/01/04	300,000	100,000	(2)	2.00	02/01/14
	12/23/04	120,000	80,000	(1)	2.00	12/23/09
	02/02/06	10,000	40,000	(1)	2.00	02/02/16

Zhendong “Alex” Yang	08/08/03	640,000	160,000	(3)	0.65	01/29/09

Jeffrey R. Brown	10/31/05	240,000	360,000	(1)	2.00	10/31/15

(1)	Vests 20% on grant date, and 20% on each grant date anniversary thereafter. The final 20% vests four years after grant date.

(2)	Mr. Ward’s grant dated February 1, 2004 vested 25% on grant date and 25% on each grant date anniversary thereafter.

(3)	Mr. Yang’s grant dated August 8, 2003 vested 20% on grant date, 20% on January 29, 2004, and an additional 20% on January 29 of each year thereafter. The final 20% vested on January 29, 2007.

Potential Payments Upon Termination or Change in Control

For a description of the potential payments to our executive officers upon termination or a change in control, see “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table – Employment Agreements with Executive Officers” above. For further discussion of the determination of termination benefits, see “Compensation Discussion and Analysis – Total Compensation and Description and Allocation of Its Components – Post-Termination Compensation.”

Quantification of termination benefits. The following table quantifies the termination benefits due to each of the executive officers, in the event of terminations for various reasons, including any termination occurring within 24 months following a change of control. The amounts were computed as if each executive officer’s employment terminated on December 31, 2006.

2006 Potential Termination Benefits for Named Executive Officers

Executive Officer / Element of Compensation	Termination due to Death or Disability	Termination for Other than Cause, Death, or Disability; or by Executive for Good Reason	Termination for Other than Cause, Death, or Disability, within 24 Months Following a Change of Control
Michael R. McElwrath
Salary and bonus	—	$720,000	$1,080,000
Equity awards (1)	$62,400	—	62,400
Benefits (2)	—	52,549	52,549
Tax Gross-up (3)	—	—	371,009

Total Mr. McElwrath	62,400	772,549	1,565,958

Bruce N. Huff
Salary and bonus	—	440,000	660,000
Equity awards (1)	—	—	—
Benefits (2)	—	30,352	33,263
Tax Gross-up (3)	—	—	228,633

Total Mr. Huff	—	470,352	921,896

Jeffrey R. Brown
Salary and bonus	—	75,000	75,000

Total Mr. Brown	—	75,000	75,000

Garry R. Ward
Salary and bonus	50,000	50,000	50,000

Total Mr. Ward	50,000	50,000	50,000

Zhendong “Alex” Yang
Salary and bonus (4)	—	20,058	20,058

Total Dr. Yang	—	20,058	20,058

(1)

Equity awards are quantified at the intrinsic value on December 31, 2006 of all options that were not fully vested and exercisable, but would become exercisable, under the terms of the employment agreement, due to the form of termination specified in the column heading. Intrinsic value is determined by calculating the difference between the closing market price of our stock on December 31, 2006 ($0.91 per share) and the exercise price of the option, and multiplying that difference by the number of options exercisable at that given exercise price. The intrinsic values of all the options are then totaled.

(2)

Benefits quantified include the incremental cost to the Company of continuing health care benefits (based on January 2007 premium rates) and, assuming that each executive will continue participation in the Simple IRA Plan, the cost of the Company’s matching contributions.

(3)

Tax gross-up refers to reimbursement for any excise tax the named executive officer is required to pay under Section 4999 of the Internal Revenue Code of 1986, as amended, for excess parachute payments. This amount reflects the estimated gross-up payments that would be due to Mr. McElwrath and Mr. Huff as if they had been terminated on December 31, 2006.

(4)	Dr. Yang’s severance is determined by Company policy, which provides for one week’s salary for each year or partial year of service, plus a base of two weeks. Dr. Yang joined the Company in 2002.

Directors’ Compensation

The following table summarizes compensation paid to non-employee directors for 2006. Mr. McElwrath is the only employee director and he does not receive any additional compensation for his service on the board of directors.

2006 Director Compensation

Name	Option Awards ($)(1)(2)	Total ($)
John C. Mihm (3)	73,360	73,360
Donald A. Juckett (3)	67,032	67,032
Randall D. Keys(3)	56,840	56,840
Thomas E. Williams (3)	129,000	129,000

(1)

Option awards are quantified in the table according to the amount included in 2006 share-based compensation expense for the option awards granted to each named director through the end of fiscal year 2006. See Footnote 10 to the Consolidated Financial Statements which is included in our 2006 Annual Report on Form 10-K for assumptions used in valuing these awards and the methodology for recognizing the related expense. The expense has been modified in accordance with SEC rules to eliminate forfeiture assumptions in computing the expense for the year. There were no actual forfeitures during 2006 by any of the named directors. All options are for the purchase of our common stock.

(2)	As of December 31, 2006, each named director had been granted options to purchase 400,000 shares of our common stock. Not all of these were vested.

(3)

In addition to options, Mr. Mihm owned 2,500 shares of our common stock, Mr. Juckett owned 19,100 shares of our common stock, Mr. Keys owned 80,550 shares of our common stock and Mr. Williams owned 20,000 shares of our common stock.

During 2006, the Company did not pay cash compensation to non-employee directors for their service on the board of directors. In January 2007, the board of directors approved a standard compensation arrangement for directors, effective January 1, 2007, as follows:

Annual cash retainer	$15,000	annually
Board meetings in person	1,500	for each meeting
Board meetings by telephone	500	for each meeting
Committee meetings in person	1,000	for each meeting
Committee meetings by telephone	500	for each meeting
Committee Chairman retainer	5,500	annually
Audit Committee Chairman retainer	12,000	annually
Board Chairman retainer	12,000	annually

The Company also reimburses directors for the reasonable expenses they incur to attend board of directors, board committee and/or investor relations meetings. In addition, in 2007, the board approved an annual grant of options to purchase 40,000 shares of common stock to each non-employee director, which will have an exercise price equal to fair market value (as defined below) on date of grant, a term of ten years and will vest 100% on the first anniversary of the date of grant. The fair market value, on a given date, is the mean of the closing bid and asked prices of the common shares as reported that day on the OTC Bulletin Board. These grants are expected to be made during the first quarter each fiscal year. The 2007 grant to each of the five non-employee directors was made on January 25, 2007. The options have an exercise price of $0.765, which was the fair market value of our stock on the date of grant.

From time to time, non-employee directors have received grants of options to purchase the Company’s common stock in consideration for their service on the board of directors. In 2004, John C. Mihm, Donald A. Juckett, Randall D. Keys and Thomas E.

Williams each received an option grant to purchase 400,000 shares of the Company’s common stock, which were granted upon their election as directors. The options vest over three years and have a five-year term and an exercise price of $2.00 per share. On January 25, 2007, in addition to his annual grant of options to purchase 40,000 shares, as described above, C. P. Chiang received an option grant of 160,000 shares, with a ten year term and an exercise price of $0.765, which was the fair market value of our stock on that date. The options will vest over three years, with 25% vested immediately and an additional 25% vesting on the first, second and third anniversary of the date of grant. C. P. Chiang was elected to the board of directors in December 2006. If upon or within 24 months of a Change of Control (as defined in the 2005 Plan) a director’s service in their capacity as a director of the Company is terminated, then all options granted to the director will immediately and fully vest and be exercisable as of the date their service is terminated.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table sets forth, as of April 1, 2007, certain information with respect to the beneficial ownership of our common stock by (a) each shareholder beneficially owning more than 5% of the Company’s outstanding common stock; (b) each director of the Company who is a shareholder of the Company; (c) each of the Named Executive Officers who is a shareholder of the Company; and (d) all executive officers and directors of the Company as a group. Total shares outstanding on April 1, 2007 were 124,482,342.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Outstanding Common Stock
Citco Trustees (Cayman) Limited on behalf of the Sofaer Capital Asian Hedge Fund(1)	9,364,979	(1)	7.4%
Citco Trustees (Cayman) Limited on behalf of the Sofaer Capital Global Hedge Fund(1)	9,364,979	(1)	7.4%
Citco Trustees (Cayman) Limited on behalf of the Sofaer Capital Natural Resources Hedge Fund(1)	9,364,979	(1)	7.4%
Sofaer Capital Inc. (1)	9,364,979	(1)	7.4%
Persistency(2)	8,585,729	(2)	6.8%
Heartland Advisors, Inc.(3)	7,500,000	(3)	6.1%

Directors:
John C. Mihm	402,500	(4)	*
C. P. Chiang	40,000	(5)	*
Donald A. Juckett	419,100	(6)	*
Randall D. Keys	380,550	(7)	*
Thomas E. Williams	420,000	(8)	*

Director and Executive Officer:
Michael R. McElwrath	1,830,100	(9)	1.5%

Other Executive Officers:
Jeffrey R. Brown	240,000	(10)	*
Bruce N. Huff	915,000	(11)	*
Garry R. Ward	540,000	(12)	*
Zhendong “Alex” Yang	800,000	(13)	*
All Directors and Executive Officers as a Group (10 persons)	5,987,250	(14)	4.6%

*	Less than 1%.

(1)

The amount of beneficial ownership of the shares are based on two Schedule 13Ds filed with the SEC January 11, 2007. The address for Citco Trustees (Cayman) Limited on behalf of the Sofaer Capital Asian Hedge Fund, Citco Trustees (Cayman) Limited on behalf of the Sofaer Capital Global Hedge Fund and Citco Trustees (Cayman) Limited on behalf of the Sofaer Capital Natural Resources Hedge Fund is c/o Caledonian Bank & Trust Limited, as Trustee, Caledonian House, 69 Dr. Roy’s Drive, P.O. Box 1043, George Town, Grand Cayman. The address of Sofaer Capital, Inc. is Craigmuir Chambers, Road Town, Tortola, British Virgin Islands. Based on the Schedule 13Ds, Sofaer Capital Natural Resources Hedge Fund, Sofaer Capital Asian Hedge Fund, Sofaer Capital Global Hedge Fund and Sofaer Capital Inc. (the “Sofaer Parties”) each disclaim beneficial ownership of the shares held by each other party. The Sofaer Parties have shared dispositive and voting power over the shares. Shares listed in the table include 2,539,350 shares which are issuable upon the exercise of warrants.

(2)

The amount of beneficial ownership of the shares are based on a Schedule 13D filed with the SEC January 17, 2007. The address of Persistency is 1270 Avenue of the Americas, Suite 2100, New York, New York 10020. Based on the Schedule 13D, Persistency, Persistency Capital, LLC and Mr. Andrew Morris have shared dispositive and voting power over the shares. Each of the parties disclaim any beneficial ownership of the shares. To the Company’s knowledge, the amount of shares listed in the table includes 2,500,000 shares which are issuable upon the exercise of warrants.

(3)

The amount of beneficial ownership of the shares are based on a Schedule 13G filed with the SEC February 12, 2007. The address for Heartland Advisors, Inc. is 789 North Water Street, Milwaukee, Wisconsin 53202. Based on the Schedule 13G, Heartland Advisors, Inc. and Mr. Williams J. Nasgovitz share investment and voting power over the shares. Mr. Nasgovitz and Heartland Advisors, Inc. disclaim any beneficial ownership of the shares.

(4)	Includes 400,000 shares which John C. Mihm may purchase pursuant to options which are exercisable within 60 days of April 1, 2007.

(5)	Includes 40,000 shares which Mr. Chiang may purchase pursuant to options which are exercisable within 60 days of April 1, 2007.

(6)	Includes 400,000 shares which Donald A. Juckett may purchase pursuant to options which are exercisable within 60 days of April 1, 2007.

(7)	Includes 300,000 shares which Randall D. Keys may purchase pursuant to options which are exercisable within 60 days of April 1, 2007.

(8)	Includes 400,000 shares which Thomas E. Williams may purchase pursuant to options which are exercisable within 60 days of April 1, 2007.

(9)

Includes 1,380,000 shares which Michael R. McElwrath may purchase pursuant to options which are exercisable within 60 days of April 1, 2007. Also includes 450,000 shares of restricted stock which vest in three equal annual installments beginning on March 21, 2008.

(10)	Includes 240,000 shares which Jeffrey R. Brown may purchase pursuant to options which are exercisable within 60 days of April 1, 2007.

(11)

Includes 760,000 shares which Bruce N. Huff may purchase pursuant to options which are exercisable within 60 days of April 1, 2007. Also includes 150,000 shares of restricted stock which vest in three equal annual installments beginning on March 21, 2008.

(12)	Includes 540,000 shares which Garry R. Ward may purchase pursuant to options which are exercisable within 60 days of April 1, 2007.

(13)	Includes 800,000 shares which Zhendong “Alex” Yang may purchase pursuant to options which are exercisable within 60 days of April 1, 2007.

(14)	Includes 5,260,000 shares which may be purchased pursuant to options which are exercisable within 60 days of April 1, 2007 by the directors and our executive officers.

Equity Compensation Plan Information

The following table provides information regarding the equity compensation plans as of December 31, 2006.

Plan Category	Numbers of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) ( c )
Equity compensation plans approved by security holders	1,677,000	$1.97	1,823,000
Equity compensation plans not approved by security holders *	8,526,000	$1.33	—

Total	10,203,000	$1.44	1,823,000

*	We have granted stock options to purchase shares of common stock prior to the adoption of the 2005 Plan, which are evidenced by individual stock option agreements. The options were granted to officers, directors and consultants and have a term of between five and ten years and an exercise price of between $0.65 and $4.40 per share. Forfeiture provisions varied, with some of the individual option agreements providing for forfeiture of the award upon the recipient’s termination of employment and others providing for forfeiture only after the period for exercise provided in the individual agreement expires.

For discussion of the 2005 Plan, which was approved by the security holders, see “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Related Person Transactions

In accordance with our audit committee charter, the Audit Committee reviews related person transactions. It is the Company’s policy that we will not enter into transactions that are considered related person transactions that are required to be disclosed under Item 404 of Regulation S-K unless the committee or another independent body of the board first reviews and approves the transactions.

Agreement with Certain Stockholders

On December 21, 2004, the Company entered into a Stock Subscription Agreement (the “Subscription Agreement”) with certain investors located outside the United States (the “Purchasers”) and Tim Whyte as representative (the “Representative”). Under the Subscription Agreement, the Purchasers subscribed for 6,406,250 units of the Company (the “Units”). The gross proceeds the Company received from the sale of the Units at the closing were $10,250,000. Each Unit is comprised of two shares of the Company’s common stock and one warrant to purchase one share of common stock (“Warrant”). In connection with the Subscription Agreement, the Company also granted the Purchasers registration rights in connection with the shares of common stock underlying the Units and the Warrants, which terminated in December 2006.

Pursuant to the Subscription Agreement, the Company, the Purchasers and the Representative agreed, among other things, to the following:

•

Until June 21, 2006, if the Company determined to pursue an offering of debt or equity securities (“Offered Securities”) in a capital raising transaction (a “Proposed Offering”), the Company was required to notify the Representative of the Proposed Offering and the Representative shall have the exclusive right, for a period of 45 days from receipt of notice of the Proposed Offering, to consummate the purchase of all or a part of the Offered Securities by one or more of the Purchasers or syndicate of investors arranged by the Representative. The Company’s board of directors was required to review and consider in good faith the proposal by the Representative and make a determination as to whether to approve such proposal, which determination was required to consider whether the terms of, and all fees that may be incurred by the Company in connection with, the issuance and sale of the securities were customary for a transaction of this nature. If the Representative failed to submit, failed to close or the Company’s board of directors failed to approve the proposal by the Representative on or before the expiration of the 45 day period, then the Company could offer and sell the securities to one or more third parties upon similar terms specified in the Company’s notice of the Proposed Offering without any obligation to submit another notice to the Representative. The Company’s obligations were subject to certain exceptions and limitations relating to specified private placements and other matters described in the Subscription Agreement.

•

Until June 21, 2006, the Company granted each Purchaser the right to purchase a pro rata share of securities sold by the Company in a capital raising transaction. This right did not arise in connection with (a) securities issued pursuant to the acquisition of another business entity or business segment of any such entity by the Company by merger, consolidation, conversion, purchase of substantially all the assets or other reorganization, (b) securities issued upon conversion of convertible notes or securities, upon exercise of warrants, options or other rights to acquire securities or as dividends, stock splits or distributions or (c) securities issued pursuant to specified private placements.

•

The Company agreed to consult with the Representative and consider in good faith, any proposal from any person with whom the Representative had a relationship and who is qualified and experienced in the construction of oil and gas drilling rigs in The People’s Republic of China, relating to any joint venture, partnership, or other arrangement or undertaking providing for the manufacture, production or construction of drilling rigs for the drilling of coalbed methane gas with respect to the Company’s holdings and rights in The People’s Republic of China. These obligations were subject to (a) the receipt by the Company and each other person party to such agreement, arrangement or undertaking receiving all permits, concessions and licenses required or necessary to participate in the construction of such rigs, (b) the approval of such agreement, arrangement or undertaking and the contractor by all partners and venturers of the Company in the exploration and production of coalbed methane gas with respect to China, including, without limitation, ConocoPhillips and China United Coalbed Methane Company and (c) the approval of such agreement, arrangement or undertaking by the Company’s board of directors. The Company and its subsidiaries also agreed not to enter into any venture relating to the manufacture, production or construction of any drilling rigs for the use of third parties for the drilling of coalbed methane gas in China. The Purchasers and its subsidiaries agreed not to enter into a commercial joint venture relating to the construction of any drilling rigs for the use of third parties for the drilling of coalbed methane gas in China. The Company was not, however, prohibited or restricted from negotiating, discussing or entering into a lease, rental or service arrangement or similar undertaking with any third party relating to provision and operation of any rig for the drilling of coalbed methane gas with respect to China. These rights under the Subscription Agreement expired in December 2006.

•

Subject to certain limitations, the Company agreed to nominate the Representative or such other person designated by the Representative (the “Purchaser Designee”) to the Company’s board of directors for election by the shareholders of the Company at each meeting of the Company’s shareholders called for the purpose of electing directors of the Company. Tim Whyte was appointed as a director in January 2005 and served until December 2006. Mr. Whyte also serves as an investment manager of Sofaer Capital, Inc., one of the Purchasers.

Board Independence

The board of directors has determined that each director, except for Michael R. McElwrath, has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company) and is independent within the meaning of the Nasdaq Stock Market listing standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm Fee Information

Audit Fees

The aggregate fees billed by Payne Smith & Jones, P.C. for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2006 and 2005 and for the review of the financial statements included in our Quarterly Reports on Form 10-Q for those years were $153,682 and $179,224, respectively.

Audit-Related Fees

Payne Smith & Jones, P.C. did not render any audit-related professional services for the years ended December 31, 2006 and 2005.

Tax Fees

The aggregate fees billed by Payne Smith & Jones, P.C. for professional services rendered for tax compliance, tax advice and/or tax planning for the years ended December 31, 2006 and 2005 were $5,553 and $7,000, respectively. The fees were for the preparation of the 2005 and 2004 corporate tax returns.

All Other Fees

Payne Smith & Jones, P.C. did not bill any other fees for professional products or services rendered to us, other than those described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” for the years ended December 31, 2006 and 2005.

The Audit Committee pre-approved all of the audit and non-audit fees described above for the years ended December 31, 2006 and 2005.

Pre-Approval Policies and Procedures

In accordance with the Audit Committee Charter, the Audit Committee has established policies and procedures by which it approves in advance any audit and permissible non-audit services to be provided by our independent registered public accounting firm. Under these procedures, prior to the engagement of the independent registered public accounting firm for pre-approved services, requests or applications for the independent registered public accounting firm to provide services must be submitted to our chief financial officer or his designee and the Audit Committee and must include a detailed description of the services to be rendered. The chief financial officer or his designee and the independent registered public accounting firm must ensure that the independent registered public accounting firm is not engaged to perform the proposed services unless those services are within the list of services that have received the Audit Committee’s pre-approval and must cause the Audit Committee to be informed in a timely manner of all services rendered by the independent registered public accounting firm and the related fees.

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

•

a joint statement of the chief financial officer (or designee) and the independent registered public accounting firm as to whether, in their view, the request or application is consistent with the SEC’s and the Public Company Accounting Oversight Board’s requirements for independence.

The Audit Committee will not permit the independent registered public accounting firm to provide services in connection with a transaction initially recommended by them, the purpose of which may be tax avoidance and the tax treatment of which may not be supported in the Code and related regulations. The Audit Committee also will not permit the independent registered public accounting firm to provide any services to the extent that the SEC has prohibited the provision of those services by the independent registered public accounting firm, which generally include:

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

3. Exhibits

A list of the exhibits filed or furnished with this report on Form 10-K/A (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index beginning on page 24 of this report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 18, 2007.

FAR EAST ENERGY CORPORATION

By:	/s/ Michael R. McElwrath
Michael R. McElwrath
Chief Executive Officer

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 17, 2005, and incorporated herein by reference).

4.1	Articles of Incorporation of the Company, as amended (included as Exhibit 3.1).

4.2	Amended and Restated Bylaws of the Company (included as Exhibit 3.2).

4.3	Specimen stock certificate (filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on March 15, 2005, and incorporated herein by reference).

10.1*	Amended and Restated Employment Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.2*	Amended and Restated Employment Agreement, dated December 23, 2004, by and between the Company and Bruce N. Huff (filed as Exhibit 10.2 to the Company’s Current Report on form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.3*	Employment Agreement, dated February 1, 2004, by and between the Company and Garry R. Ward (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005 and incorporated herein by reference).

10.4*	Employment Agreement, dated November 1, 2003, by and between the Company and Zhendong “Alex” Yang (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.5*	Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.6*	Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.7*	Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Bruce N. Huff (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.8*	Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.9*	Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Bruce N. Huff (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.10*	Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Garry Ward (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.11*	Stock Option Agreement, dated May 18, 2004 by and between the Company and Donald Juckett. (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.12*	Stock Option Agreement, dated June 18, 2004 by and between the Company and Randall D. Keys. (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.13*	Stock Option Agreement, dated May 24, 2004 by and between the Company and John C. Mihm. (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.14*	Stock Option Agreement, dated February 24, 2004 by and between the Company and Thomas Williams. (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.15*	Stock Option Agreement, dated February 1, 2004 by and between the Company and Garry Ward (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.16*	Stock Option Agreement, dated December 1, 2003 by and between the Company and Zhendong “Alex” Yang (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.17	Production Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People’s Republic of China, dated January 25, 2002, by and between China United Coalbed Methane Corp. Ltd. and the Company (filed as Exhibit 2(i) to the Company’s Current Report on Form 8-K filed on February 11, 2002, and incorporated herein by reference).

10.18	Modification Agreement for Product Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People’s Republic of China, dated October 20, 2005, between China United Coalbed Methane Corporation Ltd. and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2005, and incorporated herein by reference).

10.19	Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Qinnan Area in Shanxi Province, Qinshui Basin, the People’s Republic of China, dated April 16, 2002, by and between China United Coalbed Methane Corporation Ltd. and the Phillips China Inc. (filed as Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on October 26, 2005, and incorporated herein by reference).

10.20	Application for the Extension of Phase Two of the Exploration Period under the Qinnan PSC, dated December 2, 2005, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on March 14, 2006, and incorporated herein by reference).

10.21	Application for the Extension of Phase Two of the Exploration Period under the Qinnan PSC, dated March 16, 2006, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference).

10.22	Approval Certificate from the Ministry of Foreign Trade and Economic Cooperation dated December 30, 2002 (filed as Exhibit 2(i) to the Company’s Current Report on Form 8-K filed on January 13, 2003, and incorporated herein by reference).

10.23	Memorandum of Understanding, dated March 18, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.1 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.24	Farmout Agreement—Qinnan PSC, dated June 17, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.2 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.25	First Amendment to Farmout Agreement—Qinnan PSC, dated December 15, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.26	Second Amendment to Farmout Agreement—Qinnan PSC, dated December 17, 2004, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.27	Third Amendment to Farmout Agreement—Qinnan PSC, dated December 19, 2005, by and between ConocoPhillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005, and incorporated herein by reference).

10.28	Assignment Agreement—Qinnan PSC, dated June 17, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.4 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.29	Farmout Agreement—Shouyang PSC, dated June 17, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.3 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.30	First Amendment to Farmout Agreement—Shouyang PSC, dated December 15, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.31	Second Amendment to Farmout Agreement—Shouyang PSC, dated December 17, 2004, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.32	Third Amendment to Farmout Agreement—Shouyang PSC, dated December 19, 2005, by and between ConocoPhillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2005, and incorporated herein by reference).

10.33	Assignment Agreement—Shouyang PSC, dated June 17, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.5 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.34	Stock Subscription Agreement, dated December 21, 2004, by and between Sofaer Capital Global Fund, Sofaer Capital Asian Fund, Restructuring Investors Limited, Persistency, and Passlake Limited, Tim Whyte and the Company (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.35	Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated December 2, 2005, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.46 to Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on March 14, 2006, and incorporated herein by a reference).

10.36	Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated March 16, 2006, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference).

10.37*	Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2005, and incorporated herein by reference).

10.38*	Form of Non-Qualified Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 2, 2005, and incorporated herein by reference).

10.39*	Form of Incentive Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 2, 2005, and incorporated herein by reference).

10.40	Registration Rights Agreement, dated September 20, 2005, by and among Morgan Keegan & Company, Inc. and the Company (filed as Exhibit 10.47 to the Company’s Registration Statement on Form S-2 (File No. 333-129309) filed on October 28, 2005, and incorporated herein by reference).

10.41	Registration Rights Agreement, dated October 6, 2005, by and among Sofaer Capital Global Fund, Sofaer Capital Asian Fund, Restructuring Investors Limited, Persistency, Passlake Limited and the Company (filed as Exhibit 10.48 to the Company’s Registration Statement on Form S-2 (File No.333-129309) filed on October 28, 2005, and incorporated herein by reference).

10.42*	Employment Agreement dated October 29, 2005, by and between the Company and Jeffrey R. Brown (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2005, and incorporated herein by reference).

10.43*	Form of Restricted Stock Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2007, and incorporated herein by reference).

31.1 †	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350.

32.2 †	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350.

*	Management contract or compensatory plan arrangement.

†	Filed herewith.