Form 10-Q
period 2007-03-31
FAR EAST ENERGY CORP
filed 2007-05-07
CIK 1124024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 1, 2007.

The number of shares of Common Stock, par value $0.001 per share, outstanding as of May 1, 2007 was 124,587,342.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,550,000	$20,501,000
Inventory	57,000	57,000
Prepaid expenses	257,000	270,000
Deposits	56,000	319,000

Total current assets	15,920,000	21,147,000

Property and equipment, net	28,805,000	24,507,000

Total assets	$44,725,000	$45,654,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,127,000	$3,943,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 500,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 124,482,342 and 123,767,342 issued and outstanding, respectively	124,000	124,000
Additional paid-in capital	78,486,000	77,599,000
Unearned Compensation	(472,000)	—
Deficit accumulated during the development stage	(38,540,000)	(36,012,000)

Total stockholders’ equity	39,598,000	41,711,000

Total liabilities and stockholders’ equity	$44,725,000	$45,654,000

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	February 4, 2000 (Inception) through	Three Months Ended March 31,
	March 31, 2007	2007	2006
Operating revenues	$—	$—	$—

Operating expenses:
Exploration costs	5,218,000	137,000	398,000
Lease operating expense	1,407,000	449,000	—
Consulting and professional services	4,849,000	554,000	253,000
Compensation	10,588,000	890,000	930,000
Travel	2,651,000	100,000	114,000
Legal and accounting	5,171,000	279,000	205,000
Other general and administrative	5,535,000	319,000	383,000
Impairment loss	3,778,000	—	—
Loss on investment in joint venture	22,000	—	—
Amortization of contract rights	81,000	—	—

Total operating expenses	39,300,000	2,728,000	2,283,000

Operating loss	(39,300,000)	(2,728,000)	(2,283,000)
Other income (expense):
Interest expense	(177,000)	—	—
Interest income	1,094,000	205,000	123,000
Gain on sale of assets	8,000	—	—
Foreign currency transaction loss	(165,000)	(5,000)	(12,000)

Total other income	760,000	200,000	111,000

Loss before income taxes	(38,540,000)	(2,528,000)	(2,172,000)
Income taxes	—	—	—

Net loss	(38,540,000)	(2,528,000)	(2,172,000)
Accumulated deficit-beginning of period	—	(36,012,000)	(25,669,000)

Accumulated deficit-end of period	$(38,540,000)	$(38,540,000)	$(27,841,000)

Earnings per share:
Basic and diluted		$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted		123,887,898	97,347,274

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	February 4, 2000 (Inception) through	Three Months Ended March 31,
	March 31, 2007	2007	2006
Cash flows from operating activities
Net loss	$(38,540,000)	$(2,528,000)	$(2,172,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	294,000	18,000	21,000
Stock issued to pay expense	235,000	13,000	29,000
Share-based compensation	4,651,000	337,000	616,000
Unsuccessful exploratory wells	3,444,000	—	334,000
(Increase) decrease in prepaids and other current assets	(313,000)	276,000	132,000
Increase in accounts payable and accrued liabilities	5,317,000	1,184,000	637,000
Loss on investment in joint venture	22,000	—	—
Impairment expense	3,778,000	—	—
Gain on sale of assets	(8,000)	—	—
Interest expense—beneficial conversion feature	168,000	—	—
Increase in inventory	(57,000)	—	—
Other, net	18,000	—	—

Net cash used in operating activities	(20,991,000)	(700,000)	(403,000)

Cash flows used in investing activities
Additions to unproved oil and gas properties	(33,321,000)	(4,304,000)	(5,333,000)
Additions to other property	(518,000)	(12,000)	(6,000)
Sale of oil and gas property	1,108,000	—	—
Loss on investment in joint venture	(22,000)	—	—
Decrease in restricted cash	—	—	1,000,000

Net cash used in investing activities	(32,753,000)	(4,316,000)	(4,339,000)

Cash flows from financing activities
Net proceeds from the issuance of notes payable	300,000	—	—
Net proceeds from the sale of common stock	60,001,000	—	—
Net proceeds from the exercise of options	552,000	65,000	349,000
Net proceeds from the exercise of warrants	8,191,000	—	—
Decrease in subscriptions receivable	250,000	—	—

Net cash provided by financing activities	69,294,000	65,000	349,000

Effect of exchange rate changes on cash	—	—	54,000

Increase (decrease) in cash and cash equivalents	15,550,000	(4,951,000)	(4,339,000)
Cash and cash equivalents—beginning of period	—	20,501,000	14,631,000

Cash and cash equivalents—end of period	$15,550,000	$15,550,000	$10,292,000

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Business

We were incorporated in the state of Nevada on February 4, 2000, and on January 10, 2002, we changed our name to Far East Energy Corporation. The terms “we,” “us,” “our,” “FEEC” and “our company” refer to Far East Energy Corporation. We are an independent energy company. FEEC, together with its subsidiaries, engages in the acquisition, exploration and development of coalbed methane (CBM) gas properties in the People’s Republic of China (China or PRC). We are a development stage company, and our activities have been limited to organizational activities, including developing a strategic operating plan, capital funding, hiring personnel, entering into contracts acquiring rights to explore for, develop, produce and sell oil and gas or coalbed methane, and drilling, testing and completion of exploratory wells.

Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net loss or stockholders’ equity.

Non-cash transactions

During the three-month periods ended March 31, 2007 and 2006, 15,000 shares and 14,405 shares, respectively, of common stock were issued as payment of consulting fees, valued at approximately $13,000 and $29,000, respectively.

2.	Share-based Compensation

We grant options to employees and members of the board of directors to purchase common stock under our 2005 Stock Incentive Plan (2005 Plan), which is shareholder-approved. The 2005 Plan permits the grant of share-based awards, including restricted shares, options, and stock appreciation rights and provides a total of 3,500,000 shares for grants. Options granted under the 2005 Plan must carry an exercise price equal to or above the fair market value (defined as the average of the closing bid and asked prices as quoted on the OTC Bulletin Board) of the common stock at the grant date, and a term of no greater than ten years. We issue new shares when options are exercised or shares are granted. Our option grants under the 2005 Plan to date have generally utilized these terms: exercise price above or equal to the fair market value on the date of the grant, vesting periods up to four years from date of grant, term of up to ten years, and forfeiture of unexercised option after 60-90 days after termination of employment. We have also issued restricted stock under the 2005 Plan with a vesting period of three years.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Prior to adoption of the 2005 Plan, grants of options to employees and non-employees included varying terms, some differing from the above. We account for share-based compensation expense under Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)). We measure the cost of employee and non-employee services received in exchange for stock options and other equity awards granted based on the grant date fair value, using the Black-Scholes option pricing model to determine the fair value of options, and closing stock price on date of grant to determine the fair value of restricted shares. We recognize the cost over the period during which an employee or non-employee is required to provide service in exchange for the award, usually the vesting period. Excess tax benefits, as defined in SFAS No. 123(R), are recognized as an addition to paid-in capital.

Total expenses recognized for the three-month periods ended March 31, 2007 and March 31, 2006, were $337,000 and $616,000, respectively.

The following table summarizes stock option and restricted stock transactions during the quarter ended March 31, 2007:

	Stock Options			Restricted Stock
	Options	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining
Outstanding January 1, 2007	10,203,000	$1.44		—
Granted	691,000	0.80		600,000
Forfeited	(59,000)	2.00		—
Exercised	(100,000)	0.65		—
Expired	—	—		—

Outstanding March 31, 2007	10,735,000	$1.40	$4.61	600,000

Weighted average grant-date fair value of options or restricted stock granted during the period	$0.59			$0.82

As of March 31, 2007, we had approximately $2,133,000 in total unrecognized compensation cost related to non-vested share-based compensation, of which $472,000 was related to restricted stock and was recorded in Unearned Compensation. This cost is expected to be recognized over a weighted average period of 2.7 years at March 31, 2007. This expected cost does not include the impact of any future share-based compensation awards.

3.	Liquidity

We are a development stage company, and having acquired an undeveloped natural resource, we have not established a source of revenue and do not expect to generate meaningful revenues prior to 2008. However, based on funds currently available to us, management believes that we have adequate cash resources to fund our operations and minimum contractual exploration and development operations in China through the fourth quarter of 2007. However, we will need to raise additional funds in the first quarter of 2008 to continue to operate and explore and develop our projects in China during 2008 and thereafter. We may choose to raise additional funds during 2007 to accelerate our drilling plans in China and to provide funds for activities for 2008.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

4.	Property and Equipment

Property and equipment include the following:

	At March 31, 2007	At December 31, 2006
Unproved leasehold costs	$375,000	$375,000
Suspended well costs	28,324,000	24,020,000
Furniture and equipment	383,000	371,000

	29,082,000	24,766,000
Accumulated depreciation and amortization	(277,000)	(259,000)

	$28,805,000	$24,507,000

Depreciation expense for the three-month periods ended March 31, 2007 and 2006 was approximately $18,000 and $21,000, respectively.

5.	Suspended Well Costs

In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 19-1, “Accounting for Suspended Well Costs,” we have assessed and analyzed our current work programs for exploratory wells which had capitalized costs beyond one year at March 31, 2007. We assess our capitalized exploratory well costs each quarter to determine whether costs should remain capitalized or should be charged to earnings. Our assessment indicated that our current work programs demonstrated our efforts in making sufficient continuing progress toward assessing the reserves and therefore, capitalization of these costs were to be continued in accordance with FSP No. 19-1.

Our net changes in suspended well costs for the three months ended March 31, 2007 are presented below:

Three Months Ended March 31, 2007
Beginning balance at January 1	$24,020,000
Additions to capitalized exploratory well costs pending the determination of proved reserves	4,304,000
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	—
Capitalized exploratory well costs charged to expense	—

Ending balance at March 31	$28,324,000

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table provides an aging of capitalized exploratory well costs based on the date the costs were incurred and the number of related wells for which these exploratory well costs have been capitalized for a period greater than one year:

	Three months ended March 31, 2007
Capitalized exploratory well costs that have been capitalized for a period of one year or less	$14,416,000
Capitalized exploratory well costs that have been capitalized for a period greater than one year	13,908,000	(1)

Balance at March 31	$28,324,000

Number of wells that have exploratory well costs that have been capitalized for a period greater than one year	4

(1)	Costs as of March 31, 2007 relate to the FCC-HZ01, FCC-HZ02 and FCC-HZ03 wells in the Shouyang Block in the Shanxi Province and a well planned to be drilled in the Yunnan Province. We are making sufficient progress assessing the reserves and the economic and operating viability of the wells, among other efforts, by dedicating project personnel who have the appropriate skills and by incurring the necessary costs.

6.	Commitments and Contingencies

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

Shanxi Province Agreements

In June 2003, we entered into two farmout agreements and assignment agreements with PhillipsChina Inc., a subsidiary of ConocoPhillips, Inc. (ConocoPhillips), pursuant to which we acquired a 40% net undivided interest from ConocoPhillips in two production sharing contracts (PSCs) between ConocoPhillips and China United Coalbed Methane Co. Ltd (CUCBM) for the Shanxi Province (the Shanxi Agreements). The two PSCs in the Shanxi Agreements cover the Shouyang Block, which is near Taiyuan City, and the Qinnan Block, which is near Jincheng and Qinshui. The assignment agreement and appropriate amendments to the PSCs substituting us for ConocoPhillips as the principal party and operator were approved by CUCBM on March 15, 2004, and ratified by the PRC’s Ministry of Commerce (MOC) on March 22, 2004.

The term of the Shanxi Agreements consists of an exploration period, a development period and a production period. We must bear all costs for discovering and evaluating CBM-bearing areas during the exploration period. The exploration period is divided into three phases called Phase I, Phase II and Phase III. We have completed our Phase I obligations, which required us to perform a hydraulic fracture of one of three exploration wells previously drilled by ConocoPhillips. We have elected to commit to Phase III in the Shanxi Province. After we elected to begin Phase III, ConocoPhillips elected to retain an overriding royalty interest of 3.5% of the total participating interest. As a result, we currently have a 70% participating interest, and CUCBM has a 30% participating interest in each of the Shouyang Block PSC and the Qinnan Block PSC. Our work commitment in Phases II and III consists of a total of 12,000 meters of horizontal drilling in coal seam.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

This obligation can be met by combining the drilling results for both PSCs. As of May 1, 2007, the five wells completed total approximately 7,100 meters of horizontal drilling in coal seam. Therefore, we are committed to drill additional wells to fulfill the 12,000 meter obligation. Phase III terminates on June 30, 2007 under both PSCs. CUCBM has executed modification agreements, subject to MOC approval, to extend the Phase III exploration period for both PSCs from June 30, 2007 to June 30, 2009, and to use their best efforts to cause the MOC to approve the modification agreements.

We have completed operations on the FCC HZ01V vertical well to cavitate this vertical well located alongside the FCC HZ01 horizontal well. That process enlarged the well bore in the coal seam to allow the well to produce at a higher rate. We have completed drilling activities required as a condition of the extension of the Shouyang PSC. For the Qinnan PSC extension, we have drilled a vertical core well and conducted core analysis and desorption testing in the Qinnan Block. This vertical well was completed in December 2006 and the core analysis and desorption testing is completed. Based on the test results, we plan to begin drilling a horizontal well in the Qinnan Block before June 1, 2007, as required for the Qinnan PSC extension.

In addition to the wells we must drill, we are required to make other expenditures over the term of the PSC, including: (1) CUCBM assistance fees totaling $100,000 per year during the exploration period and $240,000 per year during the development and production periods; (2) training fees for Chinese personnel working on the projects for $120,000 per year during the exploration phase and $300,000 per year during the development and production periods; (3) signature fees totaling $300,000 which will be due within 30 days after first approval of the overall development plan following the exploration period; (4) reimbursement to CUCBM for government-imposed fees for CBM exploration rights estimated to be $268,000 for 2007 and in proportion to our participating interest in the development and production periods; and (5) salary and benefits paid to CUCBM professionals during the exploration period, which are expected to be $14,000 per month through December 2007. The allocation of salary and benefits for CUCBM professionals during the development and production period shall be determined by CUCBM and us through consultation. We accrued but did not pay the $120,000 training fees incurred for 2006, and have accordingly carried forward this commitment into 2007.

Production Sharing Contract for Yunnan Province Project

On January 25, 2002, we entered into a PSC with CUCBM to develop two areas in the Yunnan Province, the Enhong and Laochang areas. We are the operator under the PSC. The term of the PSC with CUCBM consists of an exploration period, a development period and a production period. During the exploration period, we must bear all exploration costs for discovering and evaluating CBM-bearing areas. The exploration period is divided into two phases called Phase I and Phase II. We have completed our Phase I obligations, which required us to drill and complete three wells on the project, perform a hydraulic fracture and test of one of these three wells and drill two slim hole vertical wells. We have elected to enter into Phase II. Under Phase II, we are required to drill one horizontal well with a minimum of two laterals by June 30, 2007 to satisfy the requirement for the Enhong and Laochang areas.

Phase II, unless extended, expires June 30, 2007. CUCBM has executed a modification agreement, subject to MOC approval, to extend the Phase II exploration period for the Enhong-Laochang PSC from June 30, 2007 to June 30, 2009, and to use their best efforts to cause the MOC to approve the modification agreement. We completed drilling of a vertical well in the Laochang area in February 2007 and intend to drill another vertical well during the second quarter of 2007. Depending on the results of the two vertical wells, we may drill additional wells. We plan to spend no less than $670,000 under the Enhong-Laochang PSC, prior to June 30, 2007.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

In addition to the wells we must drill, we are required to make other expenditures over the term of the PSC, including: (1) CUCBM assistance fees and training fees for Chinese personnel totaling $45,000 each per year during the exploration phase and $80,000 each per year during the development and production phase; (2) training fees for Chinese personnel working on the projects of $120,000 per year during the exploration period and $300,000 per year during the development and production periods; (3) reimbursement to CUCBM for government-imposed fees for CBM exploration rights estimated to be $36,000 for 2007 and in proportion to our participating interest in the development and production periods; and (4) salary and benefits paid to CUCBM professionals during the exploration period, which are estimated to be $16,000 per month through December 2007. The allocation of salary and benefits for CUCBM professionals during the development and production period shall be determined by CUCBM and us through consultation. During 2006, we accrued but did not pay the $45,000 training fee for the year, and have accordingly carried forward this commitment into 2007.

Additional Contingent Expenditures

Our exploration and proposed production activities, including the administration and interpretation of our rights and obligations under the PSCs, are subject to the laws, decrees, regulations and standards promulgated or imposed by Chinese government authorities. Revised or additional laws and regulations or new applications of existing laws and regulations may result in additional expenditures which are unforeseen to us based on our current understanding of these laws and regulations. Further, it is possible that these governmental authorities could impose additional capital expenditure requirements or other obligations under the PSCs than what we agreed to with CUCBM. We endeavor to periodically monitor Chinese laws, decrees, regulations and standards to identify additional contingent expenditures and will establish accruals for identified contingent expenditures when necessary.

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

China Business Taxes

In our normal course of business, we may agree to pay to the local Chinese tax authorities certain business taxes on behalf of vendors and consultants engaged outside of the PRC for their activities conducted in the PRC. Due to the lack of clarity in the tax law promulgated by the local Chinese tax authorities, underpayments may result. Management believes that the chance that such underpayments will individually, or in the aggregate, have a material adverse effect on our financial condition or results of operations is remote.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

7.	Comprehensive Income

The following table presents the components of Far East Energy Corporation’s comprehensive income:

	Three months ended March 31,
	2007	2006
Net loss	$(2,528,000)	$(2,172,000)
Foreign currency translation adjustment	—	54,000

Comprehensive loss	$(2,528,000)	$(2,118,000)

8.	Common Stock

	Common Stock		Additional Paid-In Capital
	Number of Shares	Par Value
Balance at January 1, 2007	123,767,342	$124,000	$77,599,000
Issuances	615,000	—	485,000
Exercise of options	100,000	—	65,000
Expense on stock-based compensation	—	—	337,000

Balance at March 31, 2007	124,482,342	$124,000	$78,486,000

Resale Restrictions

On March 31, 2007, we had 124,482,342 shares of common stock outstanding, of which 46,387,342 (or 37.2%) were subject to resale restrictions.

Stock Incentive Plan

The 2005 Plan permits the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, consultants and members of the board of directors. The 2005 Plan provides that the maximum number of shares of our common stock with respect to which awards may be granted is 3,500,000 shares, subject to adjustment in accordance with the provisions of the 2005 Plan. As of March 31, 2007, we have 546,000 shares available for awards under the 2005 Plan.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)

(Unaudited)

Warrants Outstanding

A summary of warrants outstanding as of March 31, 2007 is as follows:

Exercise Price Range	Warrants Outstanding	Expiration Date In
		2007	2008	2010
$0.80 - $0.90	395,814	92,287	150,000	153,527
$1.25	375,000	375,000	—	—
$1.50	299,212	278,650	—	20,562
$2.50	7,591,563	7,554,688	—	36,875

Total	8,661,589	8,300,625	150,000	210,964

9.	Supplemental Cash Flow Information

Cash paid for interest and income taxes for both of the three-month periods ended March 31, 2007 and 2006 was zero.

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FAR EAST ENERGY CORPORATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Annual Report), the financial statements and related notes in this Quarterly Report, the risk factors in our 2006 Annual Report, and all of the other information contained elsewhere in this report. The terms “we,” “us,” “our” and “our company” refer to Far East Energy Corporation.

Forward-looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21B of the Exchange Act of 1934 (Exchange Act). All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions described in this Quarterly Report on Form 10-Q.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Actual results could differ materially from those projected in such forward-looking statements. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include: our lack of operating history; limited and potentially inadequate management of our cash resources; risk and uncertainties associated with exploration; development and production of coal bed methane (CBM); expropriation and other risks associated with foreign operations; matters affecting the energy industry generally; lack of availability of oil and gas field goods and services; environmental risks; drilling and production risks; changes in laws or regulations affecting our operations, as well as other risks described in our 2006 Annual Report and subsequent filings with the Securities and Exchange Commission (SEC).

When you consider these forward-looking statements, you should keep in mind these factors, the risk factors set forth in our 2006 Annual Report under “Item 1A. Risk Factors” and in other filings with the SEC and the other cautionary statements in this Quarterly Report filed on Form 10-Q. Our forward-looking statements speak only as of the date made. All subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.

Overview

We are a development stage company, and our objective is to become a recognized leader in CBM property acquisition, exploration, development and production. The drilling, testing and completion of exploratory wells has been our primary activity since late 2003.

During the first quarter of 2007, we continued our efforts on CBM exploration and development in the Shanxi Province in northern People’s Republic of China (PRC or China) and in the Yunnan Province in southern PRC. During February 2007, we completed a horizontal well, which was spudded in December 2006, bringing the total completed number of horizontal wells in the Shouyang Block of Shanxi Province to five. These wells are currently being dewatered. We also drilled a vertical well in the Qinnan Block of Shanxi Province in December 2006 and have processed the test data from that well. In the Yunnan Province, during January 2007 we completed drilling of a vertical well that was spudded in December 2006. We incurred exploration and development costs of approximately $4.2 million in the Shanxi Province and approximately $0.2 million in the Yunnan Province during the first quarter of 2007.

Although we believe the results of our exploration activities in the Yunnan and Shanxi Provinces have been favorable, we will need to complete several more wells to achieve commercial viability in these provinces, which will require significant capital expenditures. No liquefied natural gas (LNG) plant or other off-take candidate currently exists near our Shanxi Province projects, and pipelines must also be built on those projects to connect to larger pipelines to transport any CBM that may be produced from those projects. No gas pipeline, LNG plant, or other off-take candidate currently exists to transport CBM from our properties in the Yunnan Province, and it is not likely that any such facilities will be built until favorable results are obtained from several more wells.

We have not recognized any revenues from our operations and do not anticipate recognizing meaningful revenues prior to 2008. We incurred a net loss of $2.5 million for the first quarter of 2007 and we expect to incur losses and negative cash flows for the foreseeable future. As we are a development stage company concentrating on exploration and development of CBM, our expenditures primarily consist of geological and engineering services, exploration costs and travel expenses between our U.S. headquarters and the PRC. Our expenses also consist of consulting and professional services (including capital raising expenses), compensation, legal and accounting and general and administrative expenses which we incurred in order to facilitate necessary organizational activities.

Management believes that we can fund our operations and minimum exploration and development activities in the PRC with our existing cash resources through the fourth quarter of 2007. For 2007, our estimated total capital expenditures in the PRC are approximately $12 million and our total estimated operating expenditures are $8 million. We will also require resources to fund significant capital expenditures for exploration and development activities and to fund operating expenses in future periods beyond 2007. As we do not have a source of revenue, we will require additional financing in order to continue our exploration and development in the PRC and sustain our operating losses. We intend to finance our operations by various methods, which might include issuing equity securities, the continued exercise of warrants issued to investors in conjunction with previously completed private offerings, entering into farmout agreements and other arrangements with strategic partners and debt financing, among other alternatives. If we fail to raise the necessary funds to complete our exploration activities or we cannot obtain extensions to the requirements under our production sharing contracts (PSCs), we would not be able to successfully complete our exploration activities, and we may lose rights under our PSCs.

Results of Operations

The following review of operations for the three-month periods ended March 31, 2007 and 2006 should be read in conjunction with the consolidated financial statements of Far East Energy Corporation and notes thereto included with this Quarterly Report on Form 10-Q.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

	Three months ended March 31,		Percent change
	2007	2006
Exploration costs	$137,000	$398,000	-66%
Lease Operating Expense	449,000	—	—
Consulting and professional services	554,000	253,000	119%
Compensation	890,000	930,000	-4%
Travel	100,000	114,000	-12%
Legal and accounting	279,000	205,000	36%
Other general and administrative	319,000	383,000	-17%

Total	$2,728,000	$2,283,000	19%

Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves. (See below Capital Resources and Liquidity – Total Exploration Expenditures.) Expensed exploration costs for the three months ended March 31, 2007 were lower due primarily to costs incurred during the three months ended March 31, 2006 related to two slim hole vertical wells drilled in the Yunnan Province, which we determined to not develop further. No similar charges were made to expense drilling costs in the three months ended March 31, 2007. The decrease was partially offset by the inclusion beginning January 2007 in exploration costs of certain general and administrative expenses, which were identified as directly related to exploratory activities.

Lease operating expense for the three months ended March 31, 2007 comprised of gas production costs related to the first and third horizontal wells in the Shouyang Block in the Shanxi Province. The production is small and the data obtained is not yet sufficient to project peak gas production.

The increase in consulting and professional services for the three months ended March 31, 2007 compared to the same prior year period was primarily due to higher technical consultant expenses related to strategic planning of PRC project development and increased consulting requirements due to expanded operations in the PRC.

Compensation for the three months ended March 31, 2007 decreased primarily due to higher share-based expense in the three months ended March 31, 2006 upon the initial adoption of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). The decrease was partially offset by salary adjustments and the cost for additional employees in China to support expanded operations.

Legal and accounting expenses have increased in the first quarter of 2007 compared to the first quarter of 2006 as a result of expanded operations and additional contractual requirements.

General and administrative expenses decreased due primarily to the reclassification beginning January 2007 as exploration costs of certain general and administrative expenses, which were identified as directly related to exploratory activities.

Interest income increased as a result of the increased cash balances bearing interest.

Capital Resources and Liquidity

Cash Flow

We had no source of revenue or cash flow from operations during the first three months of 2007. Our principal requirements for cash are exploration and development of our CBM properties in China. Based on funds currently available to us, we believe that we have adequate cash resources to fund our operations and minimum contractual exploration and development activities in China through 2007. However, to continue to operate and explore and develop our projects in China, we will need to raise additional funds in the first quarter of 2008. We may choose to raise funds in 2007 to accelerate our drilling plans in China and to provide funds for activities in 2008.

As of March 31, 2007, our cash and cash equivalents was $15,550,000. Cash and cash equivalents was $20,501,000 as of December 31, 2006.

Cash used in operating activities for the three months ended March 31, 2007 was $700,000 as compared to cash used in operating activities for the same period of 2006 of $403,000. The increase was primarily due to the recording of leasehold operating expenses related to the first and third horizontal wells in the Shouyang Block in the Shanxi Province beginning third quarter of 2006 and an increase in consulting and professional services related to operations planning.

Cash used in investing activities for the three months ended March 31, 2007 was $4,316,000 as compared to $4,339,000 for the same period in 2006. Additions to unproved oil and gas properties for the three months ended March 31, 2007 were $4.3 million compared to $5.3 million during the three months ended March 31, 2006. Also, in the three months ended March 31, 2006, $1.0 million was received upon the termination of the escrow agreement for the Shanxi Province.

Cash provided by financing transactions was $65,000 for the three months ended March 31, 2007 as compared to $349,000 for the same period in 2006.

Total Exploration Expenditures

The table below sets out components of total exploration expenditures:

	Three months ended March 31,
	2007	2006
Additions to Unproved
Oil and Gas Properties
Yunnan Province	$227,000	$256,000
Shanxi Province	4,077,000	5,077,000

	4,304,000	5,333,000
Exploration Costs	137,000	398,000

	$4,441,000	$5,731,000

Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves. We assess our capitalized exploratory well costs each quarter to determine whether costs should remain capitalized or should be charged to earnings. Our assessment indicated that our current work programs demonstrated our efforts in making sufficient continuing progress toward assessing the reserves and therefore, capitalization of these costs were to be continued. As of March 31, 2007, we had exploratory drilling costs that have been deferred for more than one year (see Note 5 to the Consolidated Financial Statements).

Capital Resources and Requirements

Our board of directors has the authority, without further action by the stockholders, to issue up to 500.0 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500.0 million shares of common stock authorized under our charter documents, of which 124.5 million shares were issued and outstanding as of March 31, 2007. The issuance of preferred stock could have the effect of restricting dividends on the common stock or delaying or preventing our change in control without further action by the stockholders. While we have no present plans to issue any shares of preferred stock, we may need to do so in the future in connection with capital raising transactions. In addition, we may issue additional shares of common stock in connection with fundraising activities. The issuance of additional common stock would also have a dilutive impact on our stockholders’ ownership interest in our company.

The exploration and development of CBM reserves requires substantial capital expenditures. In order to reduce our investment in a particular project, we may form joint ventures and seek joint venture partners to share the costs. We incurred $4.4 million of costs related to the exploration and development during the first quarter of 2007.

We anticipate that cash expenditures for planned 2007 exploration and development activities would include:

Yunnan Province Phase II	$700,000
Shanxi Province Phase II	10,400,000
Consulting Expenditures for Phase II for Shanxi and Yunnan Provinces	890,000

$11,990,000

If our operating requirements differ materially from those currently planned, we may require more funds to pay for capital expenditures than currently anticipated.

Our exploration and proposed production activities, including the administration and interpretation of our rights and obligations under the PSCs, are subject to the laws, decrees, regulations and standards promulgated or imposed by Chinese government authorities. Revised or additional laws and regulations or new applications of existing laws and regulations may result in additional expenditures which are unforeseen to us based on our current understanding of these laws and regulations. Further, it is possible that these governmental authorities could impose additional capital expenditure requirements or other obligations under the PSCs than what we agreed to with CUCBM. We endeavor to periodically monitor Chinese laws, decrees, regulations and standards to identify additional contingent expenditures and will include them in our capital expenditure planning accordingly.

We will also require resources to fund significant capital expenditures for exploration and development activities and to fund operating expenses in future periods. We do not anticipate recognizing meaningful revenues prior to 2008. CBM projects traditionally require multiple wells to properly dewater the coal and generate predictable volumes of gas. It is not yet possible to predict volumes so decisions about marketing the CBM cannot yet be made. A pipeline company, which currently plans to construct a pipeline in the Shanxi Province in relatively close proximity to our horizontal wells in the Shouyang Block and the Qinnan Block, has expressed interest in transporting our gas if we achieve commercial levels of production; however, to date no terms of any such arrangement have been negotiated. To generate revenue in China prior to the point at which production reaches pipeline quantities, we may elect to install compressors and produce compressed natural gas (CNG), which could be sold to local communities. We estimate that this alternative would cost approximately $650,000 for each compressor facility which is capable of processing two million cubic feet (MMcf) of gas per day. We could also elect to construct LNG facilities on our properties. We estimate that a 100-ton per day LNG facility, which would liquefy approximately five MMcf of gas per day, would cost approximately $10 to $15 million to construct. We estimate that a 1,000-ton per day facility, which would liquefy approximately 50 MMcf of gas per day, would cost approximately $75 million with construction time close to two years.

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

PART 1. FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FAR EAST ENERGY CORPORATION

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

ITEM 4. CONTROLS AND PROCEDURES

FAR EAST ENERGY CORPORATION

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form10-Q. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

FAR EAST ENERGY CORPORATION

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and /or operating results. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2007, we issued 15,000 shares of our common stock to a consultant in consideration for investor relations and consulting services. We value the services at the price of the stock on the last trading day of the month the common shares were awarded. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act upon the exemption provided in Section 4(2) of the Securities Act.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 22 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Far East Energy Corporation

/s/ Michael R. McElwrath
Michael R. McElwrath
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Bruce N. Huff
Bruce N. Huff
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 7, 2007

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 17, 2005, and incorporated herein by reference).

4.1	Articles of Incorporation of the Company, as amended (included as Exhibit 3.1).

4.2	Amended and Restated Bylaws of the Company (included as Exhibit 3.2).

4.3	Specimen stock certificate (filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on March 15, 2005, and incorporated herein by reference).

10.1*	Amended and Restated Employment Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.2*	Amended and Restated Employment Agreement, dated December 23, 2004, by and between the Company and Bruce N. Huff (filed as Exhibit 10.2 to the Company’s Current Report on form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.3*	Employment Agreement, dated February 1, 2004, by and between the Company and Garry R. Ward (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005 and incorporated herein by reference).

10.4*	Employment Agreement, dated November 1, 2003, by and between the Company and Zhendong “Alex” Yang (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.5*	Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.6*	Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.7*	Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Bruce N. Huff (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.8*	Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.9*	Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Bruce N. Huff (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.10*	Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Garry Ward (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.11*	Stock Option Agreement, dated May 18, 2004 by and between the Company and Donald Juckett. (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.12*	Stock Option Agreement, dated June 18, 2004 by and between the Company and Randall D. Keys. (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.13*	Stock Option Agreement, dated May 24, 2004 by and between the Company and John C. Mihm. (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.14*	Stock Option Agreement, dated February 24, 2004 by and between the Company and Thomas Williams. (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.15*	Stock Option Agreement, dated February 1, 2004 by and between the Company and Garry Ward (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.16*	Stock Option Agreement, dated December 1, 2003 by and between the Company and Zhendong “Alex” Yang (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.17	Production Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People’s Republic of China, dated January 25, 2002, by and between China United Coalbed Methane Corp. Ltd. and the Company (filed as Exhibit 2(i) to the Company’s Current Report on Form 8-K filed on February 11, 2002, and incorporated herein by reference).

10.18	Modification Agreement for Product Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People’s Republic of China, dated October 20, 2005, between China United Coalbed Methane Corporation Ltd. and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2005, and incorporated herein by reference).

10.19	Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Qinnan Area in Shanxi Province, Qinshui Basin, the People’s Republic of China, dated April 16, 2002, by and between China United Coalbed Methane Corporation Ltd. and the Phillips China Inc. (filed as Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on October 26, 2005, and incorporated herein by reference).

10.20	Application for the Extension of Phase Two of the Exploration Period under the Qinnan PSC, dated December 2, 2005, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on March 14, 2006, and incorporated herein by reference).

10.21	Application for the Extension of Phase Two of the Exploration Period under the Qinnan PSC, dated March 16, 2006, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference).

10.22	Approval Certificate from the Ministry of Foreign Trade and Economic Cooperation dated December 30, 2002 (filed as Exhibit 2(i) to the Company’s Current Report on Form 8-K filed on January 13, 2003, and incorporated herein by reference).

10.23	Memorandum of Understanding, dated March 18, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.1 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.24	Farmout Agreement—Qinnan PSC, dated June 17, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.2 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.25	First Amendment to Farmout Agreement—Qinnan PSC, dated December 15, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.26	Second Amendment to Farmout Agreement—Qinnan PSC, dated December 17, 2004, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.27	Third Amendment to Farmout Agreement—Qinnan PSC, dated December 19, 2005, by and between ConocoPhillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005, and incorporated herein by reference).

10.28	Assignment Agreement—Qinnan PSC, dated June 17, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.4 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.29	Farmout Agreement—Shouyang PSC, dated June 17, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.3 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.30	First Amendment to Farmout Agreement—Shouyang PSC, dated December 15, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.31	Second Amendment to Farmout Agreement—Shouyang PSC, dated December 17, 2004, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.32	Third Amendment to Farmout Agreement—Shouyang PSC, dated December 19, 2005, by and between ConocoPhillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2005, and incorporated herein by reference).

10.33	Assignment Agreement—Shouyang PSC, dated June 17, 2003, by and between Phillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.5 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.34	Stock Subscription Agreement, dated December 21, 2004, by and between Sofaer Capital Global Fund, Sofaer Capital Asian Fund, Restructuring Investors Limited, Persistency, and Passlake Limited, Tim Whyte and the Company (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.35	Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated December 2, 2005, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.46 to Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on March 14, 2006, and incorporated herein by a reference).

10.36	Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated March 16, 2006, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference).

10.37*	Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2005, and incorporated herein by reference).

10.38*	Form of Non-Qualified Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 2, 2005, and incorporated herein by reference).

10.39*	Form of Incentive Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 2, 2005, and incorporated herein by reference).

10.40	Registration Rights Agreement, dated September 20, 2005, by and among Morgan Keegan & Company, Inc. and the Company (filed as Exhibit 10.47 to the Company’s Registration Statement on Form S-2 (File No. 333-129309) filed on October 28, 2005, and incorporated herein by reference).

10.41	Registration Rights Agreement, dated October 6, 2005, by and among Sofaer Capital Global Fund, Sofaer Capital Asian Fund, Restructuring Investors Limited, Persistency, Passlake Limited and the Company (filed as Exhibit 10.48 to the Company’s Registration Statement on Form S-2 (File No.333-129309) filed on October 28, 2005, and incorporated herein by reference).

10.42*	Employment Agreement dated October 29, 2005, by and between the Company and Jeffrey R. Brown (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2005, and incorporated herein by reference).

10.43*	Form of Restricted Stock Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2007, and incorporated herein by reference.)

10.44*	Form of Non-Qualified Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.45*	Form of Incentive Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.46*	Form of Letter Agreement with Zhendong “Alex” Yang, Garry R. Ward and Jeffrey R. Brown for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.47*	Form of Letter Agreement with the Company’s non-employee directors (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.48*	First Amendment to Amended and Restated Employment Agreement dated April 16, 2007 between the Company and Michael R. McElwrath for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.49*	First Amendment to Amended and Restated Employment Agreement dated April 16, 2007 between the Company and Bruce N. Huff for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.50*	Modification Agreement dated April 24, 2007 for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Shouyang Area in Shanxi Province, Qinshui Basin, the People’s Republic of China, dated April 16, 2002, by and among China United Coalbed Methane Corporation Ltd., ConocoPhillips China Inc. and Far East Energy (Bermuda), Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2007, and incorporated herein by reference).

10.51*	Modification Agreement dated April 24, 2007 for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Quinnan Area in Shanxi Province, Qinshui Basin, the People’s Republic of China, dated April 16, 2002, by and among China United Coalbed Methane Corporation Ltd., ConocoPhillips China Inc. and Far East Energy (Bermuda), Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.52*	Modification Agreement dated April 24, 2007 for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Enhong and Laochang Area in Yunnan Province, the People’s Republic of China, dated December 3, 2002, between China United Coalbed Methane Corporation Ltd. and Far East Energy (Bermuda), Ltd. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

31.1 †	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350.

32.2 †	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350.

*	Management contract or compensatory plan arrangement.
†	Filed herewith.