Form 10-Q
period 2007-06-30
FAR EAST ENERGY CORP
filed 2007-08-01
CIK 1124024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-32455

Far East Energy Corporation

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0459590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

363 N. Sam Houston Parkway East, Suite 380, Houston, Texas 77060

(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (832) 598-0470

400 N. Sam Houston Parkway East, Suite 250, Houston, Texas 77060

(Former Address of principal executive offices)(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 20, 2007.

The number of shares of Common Stock, par value $0.001 per share, outstanding as of July 20, 2007 was 124,827,342.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

			Page No.
PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Consolidated Balance Sheets – June 30, 2007 and December 31, 2006	2

		Consolidated Statements of Operations - Three Months Ended June 30, 2007 and 2006, Six Months Ended June 30, 2007 and 2006, and February 4, 2000 (Inception) through June 30, 2007	3

		Consolidated Statements of Cash Flows - Six Months Ended June 30, 2007 and 2006 and February 4, 2000 (Inception) Through June 30, 2007	4

		Notes to Consolidated Financial Statements	5

	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	ITEM 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

	ITEM 1A.	Risk Factors	22

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

	ITEM 6.	Exhibits	22

SIGNATURES			23

EXHIBIT INDEX			24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,656,000	$20,501,000
Inventory	121,000	57,000
Prepaid expenses	165,000	270,000
Deposits	57,000	319,000

Total current assets	10,999,000	21,147,000

Property and equipment, net	29,811,000	24,507,000

Total assets	$40,810,000	$45,654,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$3,885,000	$3,943,000
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value, 500,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 124,822,342 and 123,767,342 issued and outstanding, respectively	125,000	124,000
Additional paid-in capital	79,121,000	77,599,000
Unearned compensation	(433,000)	—
Deficit accumulated during the development stage	(41,888,000)	(36,012,000)

Total stockholders' equity	36,925,000	41,711,000

Total liabilities and stockholders' equity	$40,810,000	$45,654,000

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month Ended June 30,		Six Months Ended June 30,		February 4, 2000 (Inception) through June 30, 2007
	2007	2006	2007	2006
Operating revenues	$—	$—	$—	$—	$—
Operating expenses:
Exploration costs	1,039,000	466,000	1,403,000	1,022,000	6,484,000
Lease operating expense	383,000	—	832,000	—	1,790,000
Consulting and professional services	320,000	177,000	664,000	349,000	4,959,000
Compensation	1,023,000	811,000	1,777,000	1,700,000	11,475,000
Travel	149,000	125,000	239,000	239,000	2,790,000
Legal and accounting	191,000	209,000	470,000	414,000	5,362,000
Other general and administrative	339,000	237,000	787,000	584,000	6,003,000
Impairment loss	—	—	—	—	3,778,000
Loss on investment in joint venture	—	—	—	—	22,000
Amortization of contract rights	—	—	—	—	81,000

Total operating expenses	3,444,000	2,025,000	6,172,000	4,308,000	42,744,000

Operating loss	(3,444,000)	(2,025,000)	(6,172,000)	(4,308,000)	(42,744,000)
Other income (expense):
Interest expense	—	—	—	—	(177,000)
Interest income	127,000	64,000	332,000	187,000	1,221,000
Gain on sale of assets	—	—	—	—	8,000
Foreign currency transaction loss	(30,000)	(5,000)	(36,000)	(17,000)	(196,000)

Total other income	97,000	59,000	296,000	170,000	856,000

Loss before income taxes	(3,347,000)	(1,966,000)	(5,876,000)	(4,138,000)	(41,888,000)
Income taxes	—	—	—	—	—

Net loss	$(3,347,000)	$(1,966,000)	$(5,876,000)	$(4,138,000)	$(41,888,000)

Earnings per share:
Basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	124,594,320	97,602,730	124,243,060	97,475,707

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,		February 4, 2000 (Inception) through June 30, 2007
	2007	2006
Cash flows from operating activities
Net loss	$(5,876,000)	$(4,138,000)	$(41,888,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	42,000	42,000	318,000
Stock issued to pay expense	23,000	57,000	245,000
Share-based compensation	788,000	998,000	5,102,000
Capitalized exploratory well costs expensed	64,000	483,000	3,508,000
(Increase) decrease in inventory	(64,000)	82,000	(121,000)
(Increase) decrease in prepaids and other current assets	367,000	787,000	(222,000)
Increase (decrease) in accounts payable and accrued liabilities	(58,000)	(476,000)	3,885,000
Impairment expense	—	—	3,778,000
Other, net	—	29,000	410,000

Net cash used in operating activities	(4,714,000)	(2,136,000)	(24,985,000)

Cash flows used in investing activities
Additions to unproved oil and gas properties	(5,390,000)	(9,553,000)	(34,407,000)
Additions to other property	(20,000)	(12,000)	(526,000)
Sale of oil and gas property	—	—	1,108,000
Loss on investment in joint venture	—	—	(22,000)
Decrease in restricted cash	—	1,186,000	—

Net cash used in investing activities	(5,410,000)	(8,379,000)	(33,847,000)

Cash flows from financing activities
Net proceeds from issuance of notes payable	—	—	300,000
Net proceeds from sale of common stock	—	—	60,231,000
Net proceeds from exercise of options	279,000	784,000	766,000
Net proceeds from exercise of warrants	—	—	8,191,000

Net cash provided by financing activities	279,000	784,000	69,488,000

Effect of exchange rate changes on cash	—	118,000	—

Increase (decrease) in cash and cash equivalents	(9,845,000)	(9,613,000)	10,656,000
Cash and cash equivalents—beginning of period	20,501,000	14,631,000	—

Cash and cash equivalents—end of period	$10,656,000	$5,018,000	$10,656,000

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Business

We were incorporated in the state of Nevada on February 4, 2000, and on January 10, 2002, we changed our name to Far East Energy Corporation. The terms “we,” “us,” “our,” “FEEC” and “our company” refer to Far East Energy Corporation and its subsidiaries, unless the context suggests otherwise. References to common stock refer to the common stock of FEEC. We are an independent energy company. FEEC, together with its subsidiaries, engages in the acquisition, exploration and development of coalbed methane (“CBM”) gas properties in the People’s Republic of China (“China” or “PRC”). We are a development stage company, and our activities have been limited to organizational activities, including developing a strategic operating plan, capital funding, hiring personnel, entering into contracts acquiring rights to explore for, develop, produce and sell oil and gas or coalbed methane, and drilling, testing and completion of exploratory wells.

Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net loss or stockholders’ equity.

Non-Cash Transactions

During the six-month periods ended June 30, 2007 and 2006, 25,000 shares and 29,259 shares, respectively, of common stock were issued as payment of consulting fees, valued at approximately $23,000 and $57,000, respectively.

2. Share-Based Compensation

We grant options to purchase common stock to employees and members of the board of directors under our 2005 Stock Incentive Plan (“2005 Plan”), which is shareholder-approved. The 2005 Plan permits the grant of share-based awards, including restricted shares, options, and stock appreciation rights and provides for a total of 3,500,000 shares of common stock to be granted. Options granted under the 2005 Plan must carry an exercise price equal to or above the fair market value (defined as the average of the closing bid and asked prices as quoted on the OTC Bulletin Board) of the common stock at the grant date, and a term of no greater than ten years. We issue new shares when options are exercised or shares are granted. Our option grants under the 2005 Plan to date have generally utilized these terms: exercise price above or equal to the fair market value on the date of the grant, vesting periods up to four years from date of grant, term of up to ten years, and forfeiture of unexercised option after 60-90 days after termination of employment. We have also issued restricted stock under the 2005 Plan with a vesting period of three years.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Prior to adoption of the 2005 Plan, grants of options to employees and non-employees included varying terms, some differing from the above. We account for share-based compensation expense under Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”). We measure the cost of employee and non-employee services received in exchange for stock options and other equity awards granted based on the grant date fair value, using the Black-Scholes option pricing model to determine the fair value of options, and closing stock price on date of grant to determine the fair value of restricted shares. We recognize the cost over the period during which an employee or non-employee is required to provide service in exchange for the award, usually the vesting period. Excess tax benefits, as defined in SFAS No. 123(R), are recognized as an addition to paid-in capital.

Total shared-based compensation expenses recognized for the three-month periods ended June 30, 2007 and 2006, were $451,000 and $382,000, respectively. Total expenses recognized for the six-month periods ended June 30, 2007 and 2006, were $788,000 and $998,000, respectively.

The following table summarizes stock option and restricted stock transactions during the first half of 2007:

	Stock Options			Restricted Stock
	Options	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining
Outstanding January 1, 2007	10,203,000	$1.44		—
Granted	1,081,000	0.92		600,000
Forfeited	(419,000)	2.00		—
Exercised	(430,000)	0.65		—
Expired	—	—		—

Outstanding June 30, 2007	10,435,000	1.40	4.55 years	600,000

Weighted average grant-date fair value of options or restricted stock granted during the period	$0.59			$0.82

As of June 30, 2007, we had approximately $1,988,000 in total unrecognized compensation cost related to non-vested share-based compensation, of which $433,000 was related to restricted stock and was recorded in Unearned Compensation. This cost is expected to be recognized over a weighted average period of 2.6 years at June 30, 2007. This expected cost does not include the impact of any future share-based compensation awards.

3. Liquidity

We are a development stage company, and having acquired an undeveloped natural resource, we have not established a source of revenue and do not expect to generate meaningful revenues prior to 2008. Based on funds currently available to us and work programs designed to accelerate our drilling efforts, management believes that we have adequate cash resources to fund our operations and minimum contractual exploration and development obligations in China through early fourth quarter of 2007. To continue to operate and explore and develop our projects in China, we will need to raise funds by early fourth quarter of 2007. We intend to obtain the funds for our planned exploration and development activities by various methods which may include the issuance of equity securities, the continued exercise of warrants issued to investors in conjunction with previous private offerings, entering into farmout agreements and other arrangements with strategic partners, debt financing, and potential sale of property interests, among other alternatives. No assurance can be given that we will be able to obtain any financing on favorable terms, if at all.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

On July 19, 2007, we agreed to a tentative term sheet for a proposed equity investment of $15 million by the International Finance Corporation (IFC), the private sector arm of the World Bank Group based in Washington, D.C. The final terms and closing of the offering are subject to entering into definitive documentation and approval of the boards of directors of FEEC and IFC as well as other requirements. The company anticipates that the closing will occur during the third quarter of 2007. FEEC does not have a binding commitment from IFC and the company can make no assurances that it will successfully consummate the proposed equity offering with IFC. We expect to use any proceeds of the offering to continue to fund the operation, exploration and development of our projects in China through the first quarter of 2008. We may choose to raise additional funds by early 2008 to continue our drilling plans in China and to provide funds for activities for 2008 and beyond.

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

4. Property and Equipment

Property and equipment include the following:

	At June 30, 2007	At December 31, 2006
Unproved leasehold costs	$375,000	$375,000
Suspended well costs	29,346,000	24,020,000
Furniture and equipment	391,000	371,000

	30,112,000	24,766,000
Accumulated depreciation and amortization	(301,000)	(259,000)

	$29,811,000	$24,507,000

Depreciation expense was $42,000 for each of the six-month periods ended June 30, 2007 and 2006. Depreciation expense for the three months ended June 30, 2007 and 2006 was $24,000 and $21,000, respectively.

5. Suspended Well Costs

In accordance with Financial Accounting Standards Board Staff Position (“FSP”) No. 19-1, “Accounting for Suspended Well Costs,” we have assessed and analyzed our current projects for exploratory wells which had capitalized costs beyond one year at June 30, 2007. We assess these capitalized exploratory well costs each quarter to determine whether they should remain capitalized or should be charged to earnings. Our assessment indicated that our work programs were making sufficient continuing progress toward assessing the reserves and therefore, capitalization of these costs were to be continued in accordance with FSP No. 19-1.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Our net changes in suspended well costs for the six months ended June 30, 2007 are presented below:

Six Months Ended June 30, 2007
Beginning balance at January 1	$24,020,000
Additions to capitalized exploratory well costs pending the determination of proved reserves	5,390,000
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	—
Capitalized exploratory well costs charged to expense	(64,000)

Ending balance at June 30	$29,346,000

The following table provides an aging of capitalized exploratory well costs based on the date the costs were incurred and the number of related projects for which these exploratory well costs have been capitalized for a period greater than one year:

	At June 30, 2007
Capitalized exploratory well costs that have been capitalized for a period of one year or less	$10,726,000
Capitalized exploratory well costs that have been capitalized for a period greater than one year	18,620,000	(1)

Balance at June 30	$29,346,000

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	1

(1)	Costs as of June 30, 2007 relate to our exploratory project in the Shouyang Block in the Shanxi Province. We are making sufficient progress assessing the reserves and the economic and operating viability of the wells, among other efforts, by dedicating project personnel who have the appropriate skills and by incurring the necessary costs.

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

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Shanxi Province Agreements

In June 2003, we entered into two farmout agreements and assignment agreements with PhillipsChina Inc., a subsidiary of ConocoPhillips, Inc. (“ConocoPhillips”), pursuant to which we acquired a 40% net undivided interest from ConocoPhillips in two production sharing contracts (“PSCs”) between ConocoPhillips and China United Coalbed Methane Co. Ltd (“CUCBM”) for the Shanxi Province (“the Shanxi Agreements”). The two PSCs in the Shanxi Agreements cover the Shouyang Block, which is near Taiyuan City, and the Qinnan Block, which is near Jincheng and Qinshui. The assignment agreement and appropriate amendments to the PSCs substituting us for ConocoPhillips as the principal party and operator were approved by CUCBM on March 15, 2004, and ratified by the PRC’s Ministry of Commerce (“MOC”) on March 22, 2004.

The term of the Shanxi Agreements consists of an exploration period, a development period and a production period. We must bear all costs to execute specific exploration work obligations for discovering and evaluating CBM-bearing areas during the exploration period. The exploration period is divided into three phases called Phase I, Phase II and Phase III. We are currently operating in the Phase III exploration period under both PSCs. After we elected to begin Phase III, ConocoPhillips elected pursuant to the farmout agreements to retain an overriding royalty interest of 3.5% of the total participating interest, payable out of our participating interest, rather than to take a cost-bearing participating interest. As a result, we currently have a 70% participating interest, and CUCBM has a 30% participating interest in each of the Shouyang Block PSC and the Qinnan Block PSC.

On June 26, 2007, MOC approved the extension of the Phase III exploration period for both of these PSCs from June 30, 2007 to June 30, 2009. In connection with the exploration period extension, we have committed to satisfy certain annual minimum exploration expenditure requirements for the Shouyang PSC and for the Qinnan PSC. Thus, we must meet both our work obligations and our minimum exploration expenditure requirements under those PSCs. As of June 30, 2007, we have incurred exploration expenditures for the Shouyang PSC which exceed its 2007 minimum requirement and we have incurred exploration expenditures for the Qinnan PSC of $0.7 million toward the satisfaction of the 2007 exploration expenditure requirement of $3 million. The PSC’s minimum exploration expenditure requirements are based on minimum exploration expenditure requirements of CUCBM established by the PRC’s Ministry of Land and Resources (“MLR”). The MLR sets its requirements in the form of a minimum expenditure per acre encompassed by each PSC. Under the PSC, the portion of the exploration expenditures which exceed the current year’s minimum exploration expenditure requirement can be carried forward toward the satisfaction of the subsequent year’s minimum requirement. The resulting minimum expenditure requirement is a significant factor that influences the company’s exploration work program.

Our exploration work commitment in Phases II and III consists of a total of 12,000 meters of horizontal drilling in coal seam. This work obligation can be met by performing the work commitment on either of the Shouyan and Qinnan PSC contract areas, effectively combining the work commitments and drilling results for both PSCs. For the Shouyang PSC, we have completed five wells which totaled approximately 7,100 meters of horizontal drilling in coal seam as of July 31, 2007.

For the Qinnan PSC, we have drilled a vertical core well and conducted core analysis and desorption testing in the Qinnan Block. Using these test results, we began drilling a horizontal well in the Qinnan Block in June 2007. We plan to drill this well as the QN01H well to a length of approximately 3,000 meters (9,800 feet) in the coal seam. We are using a turnkey agreement with a Chinese drilling company to accomplish this drilling. We estimate that the cost of drilling the well will be approximately $1.3 million and anticipate this well will be completed in August 2007. Therefore, we are committed to drill additional wells to fulfill the 12,000 meter obligation prior to the end of Phase III and to fulfill the remaining annual minimum exploration expenditure requirements.

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

In addition, we are required to make other expenditures over the term of the PSCs, including: (1) CUCBM assistance fees totaling $100,000 per year during the exploration period and $240,000 per year during the development and production periods; (2) training fees for Chinese personnel working on the projects for $120,000 per year during the exploration phase and $300,000 per year during the development and production periods; (3) signature fees totaling $300,000 which will be due within 30 days after first approval of the overall development plan following the exploration period; (4) reimbursement to CUCBM for government-imposed fees for CBM exploration rights during the exploration period, which are estimated to be $278,000 for 2007, and in proportion to our participating interest in the development and production periods; and (5) salary and benefits paid to CUCBM professionals during the exploration period, which are expected to be $14,000 per month through December 2007. The allocation of salary and benefits for CUCBM professionals during the development and production period shall be determined by CUCBM and us through consultation. We accrued but did not pay $76,000 of the $120,000 training fees for 2006, and have accordingly carried forward this commitment into 2007.

Production Sharing Contract for Yunnan Province Project

On January 25, 2002, we entered into a PSC with CUCBM to develop two areas in the Yunnan Province, the Enhong and Laochang areas. We are the operator under the PSC. The term of the PSC with CUCBM consists of an exploration period, a development period and a production period. During the exploration period, we must bear all exploration costs for discovering and evaluating CBM-bearing areas. The exploration period is divided into two phases called Phase I and Phase II. We are currently operating in the Phase II exploration period.

On June 26, 2007, MOC approved the extension of the Phase II exploration period for Enhong-Laochang PSC from June 30, 2007 to June 30, 2009. In connection with the exploration period extension, we have committed to satisfy certain annual minimum exploration expenditure requirement for the Enhong-Laochang PSC. Thus, we must meet both our work obligations and our minimum exploration expenditure requirements under the PSC. As of June 30, 2007, we have incurred exploration expenditures for the Enhong-Laochang PSC of $0.5 million toward satisfaction of the 2007 exploration expenditure requirements of $1.4 million. The PSC’s minimum exploration expenditure requirements are based on minimum exploration expenditure requirements of CUCBM established by the MLR. The MLR sets its requirements in the form of a minimum expenditure per acre encompassed by the PSC. Under the PSC, the portion of the exploration expenditures which exceed the current year’s minimum exploration expenditure requirement can be carried forward toward the satisfaction of the subsequent year’s minimum requirement. The resulting minimum expenditure requirement is a significant factor that influences the company’s exploration work program.

Under Phase II, we are required to drill one horizontal well with a minimum of two laterals by June 30, 2009 to satisfy the exploration work obligation for the Enhong and Laochang areas. We completed drilling of a vertical well (LC07) in the Laochang area in February 2007 and intend to drill another vertical well (LC06) during the third quarter of 2007. Therefore, we are committed to drill additional wells to fulfill the exploration work obligations and to fulfill the remaining annual minimum exploration expenditure requirements.

In addition, we are required to make other expenditures over the term of the PSC, including: (1) CUCBM assistance fees for Chinese personnel totaling $45,000 each per year during the exploration phase and $80,000 each per year during the development and production phase; (2) training fees for Chinese personnel working on the projects of $45,000 per year during the exploration period and $80,000 per year during the development and production periods; (3) reimbursement to CUCBM for government-imposed fees for CBM exploration rights during the exploration period, which are estimated to be $45,000 for 2007, and in proportion to our participating interest in the development and production periods; and (4) salary and benefits paid to CUCBM professionals during the exploration period, which are estimated to be $16,000 per month through December

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

2007. The allocation of salary and benefits for CUCBM professionals during the development and production period shall be determined by CUCBM and us through consultation.

Additional Contingent Expenditures

Our exploration and proposed production activities, including the administration and interpretation of our rights and obligations under the PSCs, are subject to the laws, decrees, regulations and standards promulgated or imposed by Chinese government authorities including, but not limited to, the MOC and the MLR. Revised or additional laws and regulations or new applications of existing laws and regulations may result in additional expenditures which are unforeseen to us based on our current understanding of these laws and regulations. Further, it is possible that these governmental authorities could impose additional capital expenditure requirements or other obligations under the PSCs than what we agreed to with CUCBM. We endeavor to continuously monitor Chinese laws, decrees, regulations and standards to identify additional contingent expenditures and will establish accruals for identified contingent expenditures when necessary.

Securities and Exchange Commission

In December 2003, we learned that we are the subject of an investigation by the SEC. We understand that the SEC may be investigating whether anyone has issued false or misleading statements in connection with purchases and sales of our common stock, whether anyone has profited from selling stock at artificially high prices due to the manipulative statements, and whether any individual or group has failed to file ownership reports with the SEC as required for 10% or more beneficial owners under Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or failed to file ownership reports with the SEC as required for 5% or more beneficial owners under Section 13 of the Exchange Act. Management does not know of any acquisitions in excess of 5% of its outstanding shares, except for those described in previous filings with the SEC under Section 13 and Section 16 of the Exchange Act. We have supplied information to the SEC in response to their information requests, including, but not limited to, information on record ownership, stock transfers, sales of our securities and board of director and committee meetings, and we intend to continue to cooperate with their investigation. We do not know what the outcome of their investigation may be.

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

7. Comprehensive Income

The following table presents the components of FEEC’s comprehensive income:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss	$(3,347,000)	$(1,966,000)	$(5,876,000)	$(4,138,000)
Foreign currency translation adjustment	—	64,000	—	118,000

Comprehensive loss	$(3,347,000)	$(1,902,000)	$(5,876,000)	$(4,020,000)

FAR EAST ENERGY CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

8. Common Stock

	Common Stock		Additional Paid-In Capital
	Number of Shares	Par Value
Balance at January 1, 2007	123,767,342	$124,000	$77,599,000
Issuances	625,000	1,000	495,000
Exercise of options	430,000	—	279,000
Expense on stock-based compensation	—	—	748,000

Balance at June 30, 2007	124,822,342	$125,000	$79,121,000

Resale Restrictions

On June 30, 2007, we had 124,822,342 shares of common stock outstanding, of which 37,001,257 (or 29.6%) were subject to resale restrictions.

2005 Stock Incentive Plan

The 2005 Plan permits the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, consultants and members of the board of directors. The 2005 Plan provides that the maximum number of shares of our common stock with respect to which awards may be granted is 3,500,000 shares, subject to adjustment in accordance with the provisions of the 2005 Plan. As of June 30, 2007, we had 516,000 shares available for awards under the 2005 Plan.

Outstanding Warrants

A summary of warrants outstanding as of June 30, 2007 is as follows:

Exercise Price Range	Warrants Outstanding	Expiration Date In
		2007	2008	2010
$0.80 - $0.90	395,814	92,287	150,000	153,527
$1.25	375,000	375,000	—	—
$1.50	299,212	278,650	—	20,562
$2.50	6,904,063	6,867,188	—	36,875

Total	7,974,089	7,613,125	150,000	210,964

9. Supplemental Cash Flow Information

Cash paid for interest and income taxes for both of the six-month periods ended June 30, 2007 and 2006 was zero.

PART 1. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Annual Report”), the financial statements and related notes in this Quarterly Report, the risk factors in our 2006 Annual Report, and all of the other information contained elsewhere in this report. The terms “we,” “us,” “our” and “our company” refer to Far East Energy Corporation and its subsidiaries, unless the context suggests otherwise.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21B of the Securities Exchange Act of 1934 (“Exchange Act”). All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words "believe," "may," "will," "plan," "estimate," "continue," "anticipate," "intend," "expect," "project," and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions described in this Quarterly Report on Form 10-Q.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Actual results could differ materially from those projected in such forward-looking statements. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include: our lack of operating history; limited and potentially inadequate management of our cash resources; risk and uncertainties associated with exploration; development and production of coal bed methane (“CBM”); expropriation and other risks associated with foreign operations; matters affecting the energy industry generally; lack of availability of oil and gas field goods and services; environmental risks; drilling and production risks; changes in laws or regulations affecting our operations, as well as other risks described in our 2006 Annual Report and subsequent filings with the Securities and Exchange Commission (“SEC”).

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

During the first half of 2007, we continued our efforts on CBM exploration and development in the Shanxi Province in northern People’s Republic of China (“PRC” or “China”) and in the Yunnan Province in southern PRC. We incurred total exploration and development costs of $6.7 million during the first half of 2007. See “Capital Resources and Liquidity – Total Exploration Expenditures” below.

During February 2007, we completed a horizontal well, which was spudded in December 2006, bringing the total completed number of horizontal wells in the Shouyang Block of Shanxi Province to five. These wells are currently being dewatered. During the second quarter of 2007, we drilled an underbalanced vertical well (HZ06V) and cavitated the well bore in the coal seam to accelerate the dewatering process. The HZ06V well is located between the HZ04 and the HZ05 horizontal wells.

We drilled a vertical well in the Qinnan Block of Shanxi Province in December 2006 and have processed the test data from that well. During the second quarter of 2007, we began drilling of a horizontal well (QN01H) which is planned to be drilled to a length in the coal seam of approximately 3,000 meters (9,800 feet). We plan to complete this well in August 2007.

In the Laochang area of the Yunnan Province, we completed drilling of a vertical well (LC07) in February 2007 and intend to drill another vertical well (LC06) during the third quarter of 2007. Depending on the results of the two vertical wells, we may drill additional wells in this area.

Although we believe the results of our exploration activities in the Yunnan and Shanxi Provinces have been favorable, we will need to complete several more wells to achieve commercial viability in these provinces, which will require significant capital expenditures. No liquefied natural gas (“LNG”) plant or other off-take candidate currently exists near our Shanxi Province projects, and pipelines must also be built on those projects to connect to larger pipelines to transport any CBM that may be produced from those projects. No gas pipeline, LNG plant, or other off-take candidate currently exists to transport CBM from our properties in the Yunnan Province, and it is not likely that any such facilities will be built until favorable results are obtained from several more wells.

For the six months ending June 30, 2007, our capital expenditures were $5.4 million and our operating expenditures were $4.7 million. For 2007, we estimate that our capital expenditures in the PRC will be approximately $11.7 million and we estimate that our operating expenditures will be approximately $9.3 million.

We have not recognized any revenues from our operations and do not anticipate recognizing meaningful revenues prior to 2008. We incurred a net loss of $5.9 million for the first half of 2007 and we expect to incur losses and negative cash flows for the foreseeable future. As we are a development stage company concentrating on exploration and development of CBM in the PRC, our expenditures primarily consist of exploratory drilling, engineering services, exploration costs, lease operating expenses, technical consulting and professional service fees, and travel expenses between our U.S. headquarters and the PRC. To facilitate necessary organizational activities, we also incur organizational consulting and professional service fees (including capital raising), compensation, legal and accounting and other general and administrative expenses.

Management believes that we can fund our operations and minimum exploration and development activities in the PRC with our existing cash resources through early fourth quarter of 2007. To continue to operate and explore and develop our projects in China, we will need to raise additional funds by early fourth quarter of 2007. We intend to obtain the funds for our planned exploration and development activities by various methods which may include the issuance of equity securities, the continued exercise of warrants issued to investors in conjunction with previous private offerings, entering into farmout agreements and other arrangements with strategic partners, debt financing, and potential sale of property interests, among other alternatives. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all.

On July 20, 2007, we agreed to a tentative term sheet for a proposed equity investment of $15 million by the International Finance Corporation (“IFC”), the private sector arm of the World Bank Group based in Washington, D.C. The final terms and closing of the offering are subject to entering into definitive documentation and approval of the boards of directors of FEEC and IFC as well as other requirements. The company anticipates that the closing will occur during the third quarter of 2007. FEEC does not have a binding commitment from IFC and the company can make no assurances that it will successfully consummate the proposed equity offering with IFC. We expect to use any proceeds of the offering to continue to fund the operation, exploration and development of activities in China through the first quarter of 2008.

We may choose to raise additional funds by early 2008 to continue our drilling plans in China and to provide funds for activities for 2008 and beyond. We intend to finance our operations by various methods mentioned above. If we fail to raise the necessary funds to complete our exploration activities, we would not be able to successfully complete our exploration activities, and we may lose rights under our production sharing contracts (“PSCs”).

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

Results of Operations

The following review of operations for the three-month and six-month periods ended June 30, 2007 and 2006 should be read in conjunction with the consolidated financial statements of FEEC and notes thereto included with this Quarterly Report on Form 10-Q.

Three Months Ended June 30, 2007 vs. Three Months Ended June 30, 2006

	Three months ended June 30,		Percent change
	2007	2006
Exploration costs	$1,039,000	$466,000	123%
Lease operating expense	383,000	—	—
Consulting and professional services	320,000	177,000	81%
Compensation	1,023,000	811,000	26%
Travel	149,000	125,000	19%
Legal and accounting	191,000	209,000	-9%
Other general and administrative	339,000	237,000	43%

Total	$3,444,000	$2,025,000	70%

Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves. (See below “Capital Resources and Liquidity – Total Exploration Expenditures.”) Expensed exploration costs for the three months ended June 30, 2007 was higher than the same prior year period primarily due to the expensing of exploration permit fees and inclusion of certain general and administrative expenses, which were identified as directly related to exploratory activities.

Lease operating expense (“LOE”) for the three months ended June 30, 2007 was comprised of costs pertaining to the dewatering efforts of four horizontal wells in the Shouyang Block in the Shanxi Province, which presently have small sustained gas flows. The production is small and the data obtained is not yet sufficient to project peak gas production. Recording of such costs related to the first two of the four horizontal wells as LOE began July and October of 2006, respectively. Recording of such costs related to the last two of the four horizontal wells as LOE began May of 2007.

Consulting and professional services for the three months ended June 30, 2007 increased primarily due to expanded organizational and administrative activities associated with expanded operations and the growth of our company.

Compensation for the three months ended June 30, 2007 increased primarily due to separation payments related to the departure of our former China manager, salary adjustments and the cost for additional employees in China to support expanded operations. Compensation included non-cash share-based compensation to employees of $347,000 and $303,000 for the three months ended June 30, 2007 and 2006, respectively.

Other general and administrative (“Other G&A”) expenses for the three months ended June 30, 2007 increased primarily due to increased rental expenses and the adoption in the first quarter of 2007 of cash retainer and meeting fees for non-employee members of the board of directors. Non-employee directors did not receive any cash compensation for their service as directors prior to the adoption of this arrangement. Other G&A expenses for the quarter ended June 30, 2007 also included non-cash, share-based compensation to directors and consultants of $104,000, which was $24,000 higher than the same prior year period. The total increase was partially offset by the reclassification of certain general and administrative expenses that were identified as directly related to exploratory activities as exploration costs beginning in January 2007.

Interest income for the three months ended June 30, 2007 increased as a result of the increased cash balances bearing interest.

Six Months Ended June 30, 2007 vs. Six Months Ended June 30, 2006

	Six months ended June 30,		Percent change
	2007	2006
Exploration costs	$1,403,000	$1,022,000	37%
Lease operating expense	832,000	—	—
Consulting and professional services	664,000	349,000	90%
Compensation	1,777,000	1,700,000	5%
Travel	239,000	239,000	0%
Legal and accounting	470,000	414,000	14%
Other general and administrative	787,000	584,000	35%

Total	$6,172,000	$4,308,000	43%

Expensed exploration costs for the first half of 2007 was higher than the same prior year period primarily due to the expensing of exploration permit fees and inclusion of certain general and administrative expenses, which were identified as directly related to exploratory activities. The increase was partially offset by the costs related to two slim hole vertical wells drilled in the Yunnan Province, which we determined to not develop further in the first quarter of 2006.

LOE for the first half of 2007 comprised of costs pertained to the dewatering efforts of four horizontal wells in the Shouyang Block in the Shanxi Province, which presently have small sustained gas flows. The production is small and the data obtained is not yet sufficient to project peak gas production. Recording of such costs related to the first two of the four horizontal wells as LOE began July and October of 2006, respectively. Recording of such costs related to the last two of the four horizontal wells as LOE began May of 2007.

Consulting and professional services for the first half of 2007 increased primarily due to expanded organizational and administrative activities associated with expanded operations and the growth of our company.

Compensation for the first half of 2007 was approximately the same as the same prior year period. The separation payments related to the departure of our former China manager in the second quarter of 2007, and salary adjustments and the cost for additional employees in China to support expanded operations in the first half of 2007 were mostly offset by higher share-based expense in the first quarter of 2006 upon the initial adoption of Statement of Financial Accounting Standard No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). Compensation included non-cash share-based compensation to employees of $591,000 and $837,000 for the six months ended June 30, 2007 and 2006, respectively.

Legal and accounting expenses have increased in the first half of 2007 compared to the first half of 2006 as a result of expanded operations and additional contractual requirements.

Other G&A expenses for the first half of 2007 increased primarily due to increased rental expenses and the adoption in the first quarter of 2007 of cash retainer and meeting fees for non-employee members of the board of directors. Non-employee directors did not receive any cash compensation for their service as directors prior to the adoption of this arrangement. Other G&A expenses for the first half of 2007 also included non-cash, share-based compensation to directors and consultants of $198,000, which was $37,000 higher than the same prior year period. The total increase was partially offset by the reclassification of certain general and administrative expenses that were identified as directly related to exploratory activities as exploration costs beginning in January 2007.

Interest income for the first half of 2007 increased as a result of the increased cash balances bearing interest.

Capital Resources and Liquidity

Cash Flow

We had no source of revenue or cash flow from operations during the first half of 2007. Our principal requirements for cash are exploration and development costs of our CBM properties in China.

Assuming the successful consummation of the proposed equity investment with IFC described above, we expect to use the proceeds to continue to fund the operation, exploration and development of our projects in China through the first quarter of 2008. We may choose to raise additional funds by early 2008 to continue our drilling plans in China and to provide funds for activities in 2008 and beyond.

As of June 30, 2007, our cash and cash equivalents was $10,656,000. Cash and cash equivalents was $20,501,000 as of December 31, 2006.

Cash used in operating activities for the first half of 2007 was $4,714,000 as compared to cash used in operating activities for the same period in 2006 of $2,136,000. The increase was primarily due to the recording of LOE related to the dewatering efforts of four horizontal wells in the Shouyang Block in the Shanxi Province. Recording of such costs related to first two of the four horizontal wells as LOE began third quarter of 2006. Recording of such costs related to last two of the four horizontal wells as LOE began May of 2007. The increase was also due to higher exploration costs and increased consulting and professional services related to expanded organizational and administrative activities associated with the growth of our company.

Cash used in investing activities for the first half of 2007 was $5,410,000 as compared to $8,379,000 for the same period in 2006. The decline was primarily due to a decline in additions to unproved oil and gas properties. Additions to unproved oil and gas properties for the first half of 2007 were $5,390,000 compared to $9,553,000 during the first half of 2006. Cash used in investing activities for the first half of 2006 was partially offset by $1,186,000 of cash provided from the termination of an escrow agreement for the Shanxi Province.

Cash provided by financing transactions was $279,000 for the first half of 2007 as compared to $784,000 for the same period in 2006. In both periods, the amounts represented proceeds from exercises of stock options by the option holders.

Total Exploration Expenditures

The table below sets out components of total exploration expenditures:

	Six months ended June 30,
	2007	2006
Additions to Unproved
Oil and Gas Properties
Yunnan Province	$210,000	$382,000
Shanxi Province	5,180,000	9,171,000

	5,390,000	9,553,000
Exploration Costs (1)	1,339,000	539,000

	$6,729,000	$10,092,000

(1)	Exploration costs shown are net of prior year capitalized exploratory well costs charged to expense of $64,000 and $483,000 for the six months ended June 30, 2007 and 2006, respectively.

Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves. We assess our capitalized exploratory well costs each quarter to determine whether costs should remain capitalized or should be charged to earnings. Our assessment indicated that our current work programs demonstrated our efforts in making sufficient continuing progress toward assessing the reserves. Therefore, we have continued to capitalize these costs. As of June 30, 2007, we had exploratory drilling costs that have been deferred for more than one year (see Note 5 to the Consolidated Financial Statements).

Capital Resources and Requirements

Our board of directors has the authority, without further action by the stockholders, to issue up to 500 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500 million shares of common stock authorized under our charter documents, of which 124.8 million shares were issued and outstanding as of June 30, 2007. The issuance of preferred stock could have the effect of restricting dividends on the common stock or delaying or preventing our change in control without further action by the stockholders. While we have no present plans to issue any shares of preferred stock, we may need to do so in the future in connection with capital raising transactions. In addition, we may issue additional shares of common stock in connection with fundraising activities. The issuance of additional common stock would also have a dilutive impact on our stockholders’ ownership interest in our company.

The exploration and development of CBM reserves requires substantial capital expenditures. In order to reduce our investment in a particular project, we may form joint ventures and seek joint venture partners to share the costs. We incurred $6.7 million of costs related to the exploration and development during the first half of 2007.

In connection with the Phase III exploration period extension for the Shouyang PSC and for the Qinnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements. As of June 30, 2007, we have incurred exploration expenditures for the Shouyang PSC which exceeds its 2007 minimum requirement and we have incurred exploration expenditures for the Qinnan PSC of $0.7 million toward the satisfaction of the 2007 exploration expenditure requirement of $3 million.

In connection with the Phase II exploration period extension for the Enhong-Laochang PSC, we have committed to satisfy certain annual minimum exploration expenditure requirement. As of June 30, 2007, we have incurred exploration expenditures for the Enhong-Laochang PSC of $0.5 million toward satisfaction of the 2007 exploration expenditure requirement of $1.4 million.

The PSC’s minimum exploration expenditure requirements are based on minimum exploration expenditure requirements of CUCBM established by the PRC’s Ministry of Land and Resources (“MLR”). The MLR sets its requirements in the form of a minimum expenditure per acre encompassed by each PSC. Under the PSC, the portion of the exploration expenditures which exceed the current year’s minimum exploration expenditure requirement can be carried forward toward the satisfaction of the subsequent year’s minimum requirement. The resulting minimum expenditure requirement is a significant factor that influences the company’s exploration work program.

We expect cash expenditures for 2007 capital expenditure activities would include:

Yunnan Province Phase II	$1,550,000
Shanxi Province Phase III	9,105,000
Consulting Expenditures for Phase III for Shanxi and Phase II for Yunnan Provinces	1,068,000

$11,723,000

Assuming successful consummation of the aforementioned proposed equity investment, we anticipate additional cash expenditures for 2007 capital expenditure activities. If our operating requirements differ materially from those currently planned, we may require more funds to pay for capital expenditures than currently anticipated.

Our exploration and proposed production activities, including the administration and interpretation of our rights and obligations under the PSCs, are subject to the laws, decrees, regulations and standards promulgated or imposed by Chinese government authorities. Revised or additional laws and regulations or new applications of existing laws and regulations may result in additional expenditures which are unforeseen to us based on our current understanding of these laws and regulations. Further, it is possible that these governmental authorities could impose additional capital expenditure requirements or other obligations under the PSCs than what we agreed to with CUCBM. We endeavor to continuously monitor Chinese laws, decrees, regulations and standards to identify additional contingent expenditures and will include them in our capital expenditure planning accordingly.

We will also require resources to fund significant capital expenditures for exploration and development activities and to fund operating expenses in future periods. We do not anticipate recognizing meaningful revenues prior to 2008. CBM projects traditionally require multiple wells to properly dewater the coal and generate predictable volumes of gas. It is not yet possible to predict volumes so decisions about marketing the CBM cannot yet be made. Currently, two pipelines traverse China in proximity to our Shanxi Province projects. However, to connect to these pipelines, we would need to construct two short pipelines with compression facilities. There are no pipelines in the vicinity of our Yunnan Province projects. Therefore, we would need to construct a pipeline and compression facilities from our project to the nearest large city, Kunming, for future gas production. A pipeline company, which currently plans to construct a pipeline in the Shanxi Province in relatively close proximity to our horizontal wells in the Shouyang Block and the Qinnan Block, has expressed interest in transporting our gas if we achieve commercial levels of production; however, to date no terms of any such arrangement have been negotiated. To generate revenue in China prior to the point at which production reaches pipeline quantities, we may elect to install compressors and produce compressed natural gas (“CNG”), which could be sold to local communities. We estimate that this alternative would cost approximately $650,000 for each compressor facility, which is capable of processing two million cubic feet (“MMcf”) of gas per day. We could also elect to construct LNG facilities on our properties. We estimate that a 100-ton per day LNG facility, which would liquefy approximately five MMcf of gas per day, would cost approximately $10 to $15 million to construct. We estimate that a 1,000-ton per day facility, which would liquefy approximately 50 MMcf of gas per day, would cost approximately $75 million with construction time close to two years.

We do not currently have the funds to complete our current and proposed business operations in China. To develop our projects in China over the long term, we need to obtain project funding to satisfy significant expenditures for exploration and development of those projects, if they are successful. We intend to obtain the funds for our planned exploration and development activities by various methods, which might include the issuance of equity securities, continued exercise of warrants issued to investors in conjunction with previous private offerings, entering into farmout agreements and other arrangements with strategic partners, debt financing, and potential sale of property interests, among other alternatives. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all.

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

During the second quarter of 2007, we issued 10,000 shares of our common stock to a consultant in consideration for investor relations and consulting services. We value the services based on the closing price per share of the common stock on the last trading day of the month the shares were awarded. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act upon the exemption provided in Section 4(2) of the Securities Act.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 23 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Far East Energy Corporation

/s/ Michael R. McElwrath
Michael R. McElwrath
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Bruce N. Huff
Bruce N. Huff
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 1, 2007

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 17, 2005, and incorporated herein by reference).

4.1	Articles of Incorporation of the Company, as amended (included as Exhibit 3.1).

4.2	Amended and Restated Bylaws of the Company (included as Exhibit 3.2).

4.3	Specimen stock certificate (filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on March 15, 2005, and incorporated herein by reference).

10.1*	Amended and Restated Employment Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.2*	Amended and Restated Employment Agreement, dated December 23, 2004, by and between the Company and Bruce N. Huff (filed as Exhibit 10.2 to the Company’s Current Report on form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.3*	Employment Agreement, dated February 1, 2004, by and between the Company and Garry R. Ward (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005 and incorporated herein by reference).

10.4*	Employment Agreement, dated November 1, 2003, by and between the Company and Zhendong “Alex” Yang (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.5*	Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.6*	Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.7*	Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Bruce N. Huff (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.8*	Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.9*	Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Bruce N. Huff (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.10*	Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Garry Ward (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.11*	Stock Option Agreement, dated May 18, 2004 by and between the Company and Donald Juckett. (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.12*	Stock Option Agreement, dated June 18, 2004 by and between the Company and Randall D. Keys. (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.13*	Stock Option Agreement, dated May 24, 2004 by and between the Company and John C. Mihm. (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.14*	Stock Option Agreement, dated February 24, 2004 by and between the Company and Thomas Williams. (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.15*	Stock Option Agreement, dated February 1, 2004 by and between the Company and Garry Ward (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.16*	Stock Option Agreement, dated December 1, 2003 by and between the Company and Zhendong “Alex” Yang (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.17	Production Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People’s Republic of China, dated January 25, 2002, by and between China United Coalbed Methane Corp. Ltd. and the Company (filed as Exhibit 2(i) to the Company’s Current Report on Form 8-K filed on February 11, 2002, and incorporated herein by reference).

10.18	Modification Agreement for Product Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People’s Republic of China, dated October 20, 2005, between China United Coalbed Methane Corporation Ltd. and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2005, and incorporated herein by reference).

10.19	Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Qinnan Area in Shanxi Province, Qinshui Basin, the People’s Republic of China, dated April 16, 2002, by and between China United Coalbed Methane Corporation Ltd. and the Phillips China Inc. (filed as Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on October 26, 2005, and incorporated herein by reference).

10.20	Application for the Extension of Phase Two of the Exploration Period under the Qinnan PSC, dated December 2, 2005, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on March 14, 2006, and incorporated herein by reference).

10.21	Application for the Extension of Phase Two of the Exploration Period under the Qinnan PSC, dated March 16, 2006, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference).

10.22	Approval Certificate from the Ministry of Foreign Trade and Economic Cooperation dated December 30, 2002 (filed as Exhibit 2(i) to the Company’s Current Report on Form 8-K filed on January 13, 2003, and incorporated herein by reference).

10.23	Memorandum of Understanding, dated March 18, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.1 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.24	Farmout Agreement—Qinnan PSC, dated June 17, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.2 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.25	First Amendment to Farmout Agreement—Qinnan PSC, dated December 15, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.26	Second Amendment to Farmout Agreement—Qinnan PSC, dated December 17, 2004, by and between Phillips China Inc. and the Company (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.27	Third Amendment to Farmout Agreement—Qinnan PSC, dated December 19, 2005, by and between ConocoPhillips China Inc., a Delaware corporation, and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005, and incorporated herein by reference).

10.28	Assignment Agreement—Qinnan PSC, dated June 17, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.4 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.29	Farmout Agreement—Shouyang PSC, dated June 17, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.3 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.30	First Amendment to Farmout Agreement—Shouyang PSC, dated December 15, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.31	Second Amendment to Farmout Agreement—Shouyang PSC, dated December 17, 2004, by and between Phillips China Inc. and the Company (filed as Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.32	Third Amendment to Farmout Agreement—Shouyang PSC, dated December 19, 2005, by and between ConocoPhillips China Inc. and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2005, and incorporated herein by reference).

10.33	Assignment Agreement—Shouyang PSC, dated June 17, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.5 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.34	Stock Subscription Agreement, dated December 21, 2004, by and between Sofaer Capital Global Fund, Sofaer Capital Asian Fund, Restructuring Investors Limited, Persistency, and Passlake Limited, Tim Whyte and the Company (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.35	Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated December 2, 2005, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.46 to Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on March 14, 2006, and incorporated herein by a reference).

10.36	Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated March 16, 2006, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference).

10.37*	Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2005, and incorporated herein by reference).

10.38	Registration Rights Agreement, dated September 20, 2005, by and among Morgan Keegan & Company, Inc. and the Company (filed as Exhibit 10.47 to the Company’s Registration Statement on Form S-2 (File No. 333-129309) filed on October 28, 2005, and incorporated herein by reference).

10.39	Registration Rights Agreement, dated October 6, 2005, by and among Sofaer Capital Global Fund, Sofaer Capital Asian Fund, Restructuring Investors Limited, Persistency, Passlake Limited and the Company (filed as Exhibit 10.48 to the Company’s Registration Statement on Form S-2 (File No.333-129309) filed on October 28, 2005, and incorporated herein by reference).

10.40*	Employment Agreement dated October 29, 2005, by and between the Company and Jeffrey R. Brown (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2005, and incorporated herein by reference).

10.41*	Form of Restricted Stock Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 21, 2007, and incorporated herein by reference.)

10.42*	Form of Non-Qualified Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.43*	Form of Incentive Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.44*	Form of Letter Agreement with Zhendong “Alex” Yang, Garry R. Ward and Jeffrey R. Brown for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.45*	Form of Letter Agreement with the Company's non-employee directors (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.46*	First Amendment to Amended and Restated Employment Agreement dated April 16, 2007 between the Company and Michael R. McElwrath (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.47*	First Amendment to Amended and Restated Employment Agreement dated April 16, 2007 between the Company and Bruce N. Huff (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.48	Modification Agreement dated April 24, 2007 for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Shouyang Area in Shanxi Province, Qinshui Basin, the People's Republic of China, dated April 16, 2002, by and among China United Coalbed Methane Corporation Ltd., ConocoPhillips China Inc. and Far East Energy (Bermuda), Ltd. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 27, 2007, and incorporated herein by reference).

10.49	Modification Agreement dated April 24, 2007 for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Quinnan Area in Shanxi Province, Qinshui Basin, the People's Republic of China, dated April 16, 2002, by and among China United Coalbed Methane Corporation Ltd., ConocoPhillips China Inc. and Far East Energy (Bermuda), Ltd. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.50	Modification Agreement dated April 24, 2007 for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Enhong and Laochang Area in Yunnan Province, the People's Republic of China, dated December 3, 2002, between China United Coalbed Methane Corporation Ltd. and Far East Energy (Bermuda), Ltd. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.51*	Release Agreement dated May 17, 2007 among the Company, and Far East Energy (Bermuda), Ltd. and Jeffrey R. Brown (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2007, and incorporated herein by reference).

10.52*	Employment Agreement dated May 16, 2007 between Far East Energy (Bermuda), Ltd. and Don Duttlinger (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2007, and incorporated herein by reference).

31.1 †	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350.

32.2 †	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350.

*	Management contract or compensatory plan arrangement.
†	Filed herewith.