Form 10-Q
period 2007-09-30
FAR EAST ENERGY CORP
filed 2007-11-07
CIK 1124024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(MarkOne)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-32455

Far East Energy Corporation
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0459590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

363 N. Sam Houston Parkway East, Suite 380, Houston, Texas77060
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (832) 598-0470

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐                        No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2007.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	136,568,002

FAR EAST ENERGY CORPORATION
(A Development Stage Company)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2007	2006
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$20,369,000	$20,501,000
Inventory	304,000	57,000
Prepaid expenses	106,000	217,000
Deposits	45,000	363,000
Other current assets	36,000	9,000
Total current assets	20,860,000	21,147,000

Property and equipment, net	30,876,000	24,507,000
Total assets	$51,736,000	$45,654,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,078,000	$3,943,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 500,000,000 shares authorized, none
outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized,
136,178,002 and 123,767,342 issued and outstanding, respectively	136,000	124,000
Additional paid-in capital	94,032,000	77,599,000
Unearned compensation	(295,000)	-
Deficit accumulated during the development stage	(44,215,000)	(36,012,000)
Total stockholders' equity	49,658,000	41,711,000
Total liabilities and stockholders' equity	$51,736,000	$45,654,000

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					February 4, 2000
	Three Months Ended		Nine Months Ended		(Inception)
	September 30,		September 30,		through
	2007	2006	2007	2006	September 30, 2007

Operating revenues	$-	$-	$-	$-	$-
Operating expenses:
Exploration costs	678,000	502,000	2,129,000	1,572,000	7,210,000
Lease operating expense	560,000	958,000	1,392,000	958,000	2,350,000
General and administrative	1,283,000	1,576,000	5,172,000	4,814,000	31,824,000
Impairment loss	-	-	-	-	3,778,000
Loss on investment in joint venture	-	-	-	-	22,000
Amortization of contract rights	-	-	-	-	81,000
Total operating expenses	2,521,000	3,036,000	8,693,000	7,344,000	45,265,000
Operating loss	(2,521,000)	(3,036,000)	(8,693,000)	(7,344,000)	(45,265,000)
Other income (expense):
Interest expense	-	-	-	-	(177,000)
Interest income	201,000	133,000	533,000	320,000	1,422,000
Gain on sale of assets	-	-	-	-	8,000
Foreign currency transaction losses	(7,000)	(10,000)	(43,000)	(27,000)	(203,000)
Total other income	194,000	123,000	490,000	293,000	1,050,000
Loss before income taxes	(2,327,000)	(2,913,000)	(8,203,000)	(7,051,000)	(44,215,000)
Income taxes	-	-	-	-	-
Net loss	$(2,327,000)	$(2,913,000)	$(8,203,000)	$(7,051,000)	$(44,215,000)

Earnings per share:
Basic and diluted	$(0.02)	$(0.03)	$(0.07)	$(0.07)

Weighted average shares outstanding:
Basic and diluted	129,429,419	104,361,658	125,990,844	99,796,247

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,		February 4, 2000 (Inception) through
	2007	2006	September 30, 2007

Cash flows from operating activities
Net loss	$(8,203,000)	$(7,051,000)	$(44,215,000)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and amortization	66,000	62,000	342,000
Stock issued to pay expense	44,000	76,000	266,000
Share-based compensation	1,015,000	1,380,000	5,329,000
Capitalized exploratory well costs expensed	64,000	483,000	3,508,000
(Increase) decrease in inventory	(247,000)	82,000	(304,000)
(Increase) decrease in prepaids	111,000	5,000	(106,000)
(Increase) decrease in deposits	318,000	811,000	(45,000)
(Increase) decrease in other current assets	(27,000)	4,000	(36,000)
Increase (decrease) in
accounts payable and accrued liabilities	(1,865,000)	(179,000)	2,078,000
Impairment expense	-	-	3,778,000
Other, net	-	29,000	410,000
Net cash used in operating activities	(8,724,000)	(4,298,000)	(28,995,000)

Cash flows from investing activities
Additions to unproved oil and gas properties	(6,246,000)	(11,102,000)	(35,263,000)
Additions to other property	(253,000)	(12,000)	(759,000)
Sale of oil and gas property	-	-	1,108,000
Loss on investment in joint venture	-	-	(22,000)
Decrease in restricted cash	-	1,250,000	-
Net cash used in investing activities	(6,499,000)	(9,864,000)	(34,936,000)

Cash flows from financing activities
Net proceeds from issuance of notes payable	-	-	300,000
Net proceeds from sale of common stock	14,812,000	8,308,000	75,043,000
Net proceeds from exercise of options	279,000	247,000	766,000
Net proceeds from exercise of warrants	-	784,000	8,191,000
Net cash provided by financing activities	15,091,000	9,339,000	84,300,000

Effect of exchange rate changes on cash	-	353,000	-
Increase (decrease) in cash and cash equivalents	(132,000)	(4,470,000)	20,369,000
Cash and cash equivalents--beginning of period	20,501,000	14,631,000	-
Cash and cash equivalents--end of period	$20,369,000	$10,161,000	$20,369,000

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Summary of Significant Accounting Policies

Business. We were incorporated in the state of Nevada on February 4, 2000, and on January 10, 2002, we changed our name to Far East Energy Corporation. The terms "we," "us," "our," "FEEC" and "our company" refer to Far East Energy Corporation and its subsidiaries, unless the context suggests otherwise.  References to common stock refer to the common stock of FEEC.  We are an independent energy company.  FEEC, together with its subsidiaries, engages in the acquisition, exploration and development of coalbed methane ("CBM") gas properties in the People's Republic of China ("China" or "PRC"). We are a development stage company and we have conducted significant exploration activities in China. To date, we have not generated significant revenues from operations. We do not expect meaningful revenues prior to the second half of 2008 and we are not able to accurately predict the timing of our first revenue.

Basis of Presentation.  The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations.  These consolidated financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation.  These reclassifications had no material effect on our previously reported net loss or stockholders' equity.

Non-Cash Transactions. During the nine-month periods ended September 30, 2007 and 2006, we issued 40,000 shares and 44,259 shares, respectively, of common stock  as payment of consulting fees, valued at approximately $44,000 and $76,000, respectively.

2.  Share-Based Compensation

 Our 2005 Stock Incentive Plan ("2005 Plan"), which was approved by our stockholders at our 2005 annual meeting, permits the grant of share-based awards, including restricted shares, options, and stock appreciation rights to employees, consultants and members of the board of directors and provides for a total of 3,500,000 shares of common stock to be granted. Of such total, no more than 900,000 shares may be awarded as restricted stock, restricted stock units or other full-valued stock-based awards. Options granted under the 2005 Plan must carry an exercise price equal to or above the fair market value (defined as the average of the closing bid and asked prices as quoted on the OTC Bulletin Board) of the common stock at the grant date, and a term of no greater than ten years. We issue new shares when options are exercised or shares are granted. Our stock options under the 2005 Plan to date have generally been granted at an exercise price above or equal to the fair market value on the date of the grant with vesting periods of up to four years from date of grant.  We have also issued restricted stock under the 2005 Plan with a vesting period of three years.

Prior to adoption of the 2005 Plan, grants of options to employees and non-employees included varying terms, some differing from the above.  We account for share-based compensation expense under Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004), "Share-Based Payment," ("SFAS No. 123(R)"). We measure the cost of employee and non-employee services received in exchange for stock options and other equity awards granted based on the grant date fair value, using the Black-Scholes option pricing model to determine the fair value of options, and closing stock price on date of grant to determine the fair value of restricted shares.  We recognize the cost over the period during which the grantee is required to provide service in exchange for the award, usually the vesting period.

Total shared-based compensation expenses recognized for the three-month periods ended September 30, 2007 and 2006 were $227,000 and $382,000, respectively.  Total expenses recognized for the nine-month periods ended September 30, 2007 and 2006, were $1,015,000 and $1,380,000, respectively.

The following table summarizes stock option and restricted stock transactions during the first nine months of 2007:

	Stock Options
	Options	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Restricted Stock
Outstanding January 1, 2007	10,203,000	$1.44		-
Granted	1,081,000	0.92		600,000
Forfeited	(1,099,000)	2.00		(150,000)
Exercised	(430,000)	0.65		-
Expired	(100,000)	3.85		-
Outstanding September 30, 2007	9,655,000	1.33	4.12 years	450,000
Weighted average grant-date fair
value of options or restricted stock
granted during the period	$0.67			$0.82

As of September 30, 2007, we had approximately $1,149,000 in total unrecognized compensation cost related to share-based compensation, of which $295,000 was related to restricted stock and was recorded in Unearned Compensation.  This cost is expected to be recognized over a weighted average period of 2.49 years at September 30, 2007.  This expected cost does not include the impact of any future share-based compensation awards.

3.  Liquidity

We are a development stage company. Our operations to date have consisted of exploration and development activities and we have funded these activities primarily through the sale and issuance of common stock. We have not established a source of revenue.  We do not expect to generate meaningful revenues prior to the second half of 2008 and we are not able to accurately predict the timing of our first revenue.  The sole source of income we have is interest income derived from the cash accounts at our banks.  In late August 2007, we entered into a stock subscription agreement with International Finance Corporation ("IFC") pursuant to which we issued to IFC 11,485,452 shares of our common stock, for aggregate gross proceeds to us of $15 million.  In conjunction with the transaction, we also issued to IFC warrants for the purchase of 4,019,908 shares of common stock at an exercise price of $2.61 per share.  No placement agent fee, finder fee or commission was paid in conjunction with the sale of the common stock or the warrants to IFC.  Legal expenses and other direct costs related to the transaction totaled $188,000.

Based on funds currently available to us, management believes that we have adequate cash resources to fund our operations and minimum contractual exploration and development obligations in China through early third quarter of 2008.  To continue to operate and explore and develop our projects in China, we will need to raise additional funds in 2008.  To obtain the funds for our planned exploration and development activities, we may utilize any of several potential options, including the issuance of equity securities, the continued exercise of warrants issued to investors in conjunction with previous private offerings, entering into farmout agreements and other arrangements with strategic partners, debt financing, and potential sales of property interests, among other alternatives. No assurance can be given that we will be able to obtain financing on favorable terms, if at all.

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

4.  Property and Equipment

Property and equipment include the following:

	At September 30,	At December 31,
	2007	2006
Unproved leasehold costs	$375,000	$375,000
Suspended well costs	30,202,000	24,020,000
Furniture and equipment	625,000	371,000
	31,202,000	24,766,000
Accumulated depreciation and amortization	(326,000)	(259,000)
	$30,876,000	$24,507,000

Depreciation expenses for the three-month periods ended September 30, 2007 and 2006 were $24,000 and $20,000, respectively.  Depreciation expenses for the nine-month periods ended September 30, 2007 and 2006 were approximately $66,000   and $62,000, respectively.

5.  Suspended Well Costs

In accordance with Financial Accounting Standards Board Staff Position ("FSP") No. 19-1, "Accounting for Suspended Well Costs," we have assessed and analyzed our current projects for exploratory wells which had capitalized costs beyond one year at September 30, 2007. We assess these capitalized exploratory well costs each quarter to determine whether they should remain capitalized or should be charged to earnings. Our assessment indicated that our work programs were making sufficient continuing progress toward assessing the reserves and therefore, capitalization of these costs were to be continued in accordance with FSP No. 19-1.

Our net changes in suspended well costs for the nine months ended September 30, 2007 are presented below:

Nine Months Ended
September 30, 2007

Beginning balance at January 1, 2007	$24,020,000
Additions to capitalized exploratory well costs pending the determination
of proved reserves	6,246,000
Reclassifications to wells, facilities, and equipment based on the
determination of proved reserves	-
Capitalized exploratory well costs charged to expense	(64,000)
Ending balance at September 30, 2007	$30,202,000

The following table provides an aging of capitalized exploratory well costs based on the date the costs were incurred and the number of related projects for which these exploratory well costs have been capitalized for a period greater than one year:
At September 30, 2007
Capitalized exploratory well costs that have
been capitalized for a period of one year or less	$9,597,000
Capitalized exploratory well costs that have		(1)
been capitalized for a period greater than one year	20,605,000
Balance at September 30, 2007	$30,202,000

Number of projects that have exploratory well costs that
have been capitalized for a period greater than one year	2

(1)
Costs as of September 30, 2007, related to our exploratory projects in the Shouyang and Qinnan Blocks in the Shanxi Province.  We are making sufficient progress assessing the reserves and the economic and operating viability of the wells, among other efforts, by dedicating project personnel who have the appropriate skills and by incurring the necessary costs.

6.  Commitments and Contingencies

Legal Proceedings.  We are periodically named in legal actions arising from normal business activities. We evaluate the merits of these actions and, if we determine that an unfavorable outcome is probable and can be estimated, we will establish the necessary accruals. We do not anticipate any material losses as a result of commitments and contingent liabilities. We are involved in no material legal proceedings.

Shanxi Production Sharing Contracts.  Under both the Shouyang and Qinnan Production Sharing Contracts ("PSCs") in the Shanxi Province, we must bear all exploration costs for discovering and evaluating CBM-bearing areas during the exploration period.  We are currently operating in the third phase of the exploration period under both PSCs.  We have committed to satisfy certain work obligations as discussed below.  On June 26, 2007, PRC's Ministry of Commerce ("MOC") approved the extension of the exploration phase for both PSCs from June 30, 2007 to June 30, 2009.  In connection with the extension, we have committed to satisfy certain annual minimum exploration expenditure requirements for the Shouyang PSC and for the Qinnan PSC.  Thus, we must meet both our work obligations and our minimum exploration expenditure requirements under those PSCs.  The annual minimum exploration expenditure requirements for 2007 are prorated based on the date of the extension approval.  As of September 30, 2007, we have incurred exploration expenditures for the Shouyang PSC which exceed its prorated 2007 minimum requirement and we have incurred exploration expenditures for the Qinnan PSC of $0.2 million toward the satisfaction of the prorated 2007 exploration expenditure requirement of $1.5 million.  Taking into consideration the additional exploration expenditures associated with our Qinnan work programs scheduled for the fourth quarter of 2007, we expect that the 2007 requirement will be satisfied. The PSC's minimum exploration expenditure requirements are based on minimum exploration expenditure requirements of China United Coalbed Methane Co. Ltd ("CUCBM") established by the PRC's Ministry of Land and Resources ("MLR").  The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by each PSC.  Under the PSC, the portion of the exploration expenditures which exceed the current year's minimum exploration expenditure requirement can be carried forward toward the satisfaction of the subsequent year's minimum requirement. The resulting minimum expenditure requirement is a significant factor that influences the company's exploration work program.

Our exploration work commitment in the second and third phases of the exploration period under both the Shouyang and Qinnan PSCs consists of a total of 12,000 meters of horizontal drilling in coal. This work obligation can be met by performing the work commitment on either of the Shouyang and Qinnan PSC contract areas, effectively combining the work commitments and drilling results for both PSCs.  For the Shouyang PSC, we have completed five wells which totaled approximately 7,100 meters of horizontal drilling in coal as of October 31, 2007.  For the Qinnan PSC, using the test results of a vertical core well, we have begun drilling of a horizontal well in the Qinnan Block and expect to drill to a total length of approximately 3,000 meters, or 9,800 feet, in the coal.  Therefore, we are committed to drill additional wells to fulfill the 12,000 meter obligation.

In addition to the work obligation and annual minimum exploration expenditure requirements, we are required to make other expenditures over the term of the PSCs, including: (1) CUCBM assistance fees totaling $100,000 per year during the exploration period and $240,000 per year during the development and production periods; (2) training fees for Chinese personnel working on the projects for $120,000 per year during the exploration phase and $300,000 per year during the development and production periods; (3) signature fees totaling $300,000 which will be due within 30 days after first approval of the overall development plan following the exploration period; (4) reimbursement to CUCBM for government-imposed fees for CBM exploration rights during the exploration period, which are estimated to be $278,000 for 2007, and in proportion to our participating interest in the development and production periods; and (5) salary and benefits paid to CUCBM professionals during the exploration period, which are expected to be $14,000 per month through December 2007. The allocation of salary and benefits for CUCBM professionals during the development and production periods shall be determined by CUCBM and us through consultation.  As of September 30, 2007, CUCBM has not collected, and therefore we have carried forward the accrual for, approximately $40,000 of the $120,000 training fees for 2006.

Yunnan Production Sharing Contract.  Under the Enhong-Laochang PSC in the Yunnan Province, we must bear all exploration costs for discovering and evaluating CBM-bearing areas during the exploration period. We are currently operating in the second phase of the exploration period. We have committed to satisfy certain work obligations as discussed below.  On June 26, 2007, MOC approved the extension of the exploration phase from June 30, 2007 to June 30, 2009.  In connection with the extension, we have committed to satisfy certain annual minimum exploration expenditure requirement for the Enhong-Laochang PSC.  Thus, we must meet both our work obligations and our minimum exploration expenditure requirement under the PSC.  The annual minimum exploration expenditure requirement for 2007 is prorated based on the date of the extension approval.  As of September 30, 2007, we have incurred exploration expenditures for the Enhong-Laochang PSC of $0.1 million toward satisfaction of the prorated 2007 exploration expenditure requirement of $0.7 million. Taking into consideration the additional exploration expenditures associated with our Yunnan work programs scheduled for the fourth quarter of 2007, we expect that the prorated 2007 requirement will be satisfied.  The PSC's minimum exploration expenditure requirement is based on minimum exploration expenditure requirements of CUCBM established by the MLR.  The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by the PSC.  Under the PSC, the portion of the exploration expenditures which exceed the current year's minimum exploration expenditure requirement can be carried forward toward the satisfaction of the subsequent year's minimum requirement. The resulting minimum expenditure requirement is a significant factor that influences the company's exploration work program.

Under the current phase, we are required to drill one horizontal well with a minimum of two laterals by June 30, 2009 to satisfy the exploration work obligation for the Enhong and Laochang areas. In the Laochang area, we completed the drilling of a vertical well in February 2007.  We intend to drill in the same area two vertical wells and a parameter well during the fourth quarter of 2007.  Therefore, we are committed to drill additional wells to fulfill the exploration work obligations.

In addition to the work obligation and annual minimum exploration expenditure requirements, we are required to make other expenditures over the term of the PSC, including: (1) CUCBM assistance fees for Chinese personnel totaling $45,000 each per year during the exploration phase and $80,000 each per year during the development and production periods; (2) training fees for Chinese personnel working on the projects of $45,000 per year during the exploration period and $80,000 per year during the development and production periods; (3) reimbursement to CUCBM for government-imposed fees for CBM exploration rights during the exploration period, which are estimated to be $45,000 for 2007, and in proportion to our participating interest in the development and production periods; and (4) salary and benefits paid to CUCBM professionals during the exploration period, which are estimated to be $16,000 per month through December 2007.  The allocation of salary and benefits for CUCBM professionals during the development and production periods shall be determined by CUCBM and us through consultation.

Additional Contingent Expenditures.  Our exploration and proposed production activities, including the administration and interpretation of our rights and obligations under the PSCs, are subject to the laws, decrees, regulations and standards promulgated or imposed by Chinese government authorities including, but not limited to, the MOC and the MLR.  Revised or additional laws and regulations or new applications of existing laws and regulations may result in additional expenditures which are unforeseen to us based on our current understanding of these laws and regulations.  Further, it is possible that these governmental authorities could impose additional capital expenditure requirements or other obligations under the PSCs than what we agreed to with CUCBM.  We endeavor to continuously monitor Chinese laws, decrees, regulations and standards to identify additional contingent expenditures and will establish accruals for identified contingent expenditures when necessary.

Closing of the 2003 Securities and Exchange Commission Investigation.  On October 31, 2007, we were orally notified that the Securities and Exchange Commission ("SEC") is closing their investigation that they initiated on November 25, 2003.  We learned that the Company and/or certain of its stockholders were the subject of that investigation.  We believe the SEC was investigating whether anyone had issued false or misleading statements in connection with purchases and sales of our common stock, whether anyone has profited from selling stock at artificially high prices due to the manipulative statements, and whether any individual or group has failed to file ownership reports with the SEC as required for 10% or more beneficial owners under Section 16 of the Securities Exchange Act of 1934, as amended ("Exchange Act"), or failed to file ownership reports with the SEC as required for 5% or more beneficial owners under Section 13 of the Exchange Act.

China Business Taxes.  In our normal course of business, we may agree to pay to the local Chinese tax authorities certain business taxes on behalf of vendors and consultants engaged outside of the PRC for their activities conducted in the PRC.  Due to the lack of clarity in the tax law promulgated by the local Chinese tax authorities, underpayments may result.  Management believes that the chance that such underpayments will individually, or in the aggregate, have a material adverse effect on our financial condition or results of operations is remote.

7.  Comprehensive Income

The following table presents the components of FEEC's comprehensive income:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net loss	$(2,327,000)	$(2,913,000)	$(8,203,000)	$(7,051,000)
Foreign currency translation adjustment	-	235,000	-	353,000
Comprehensive loss	$(2,327,000)	$(2,678,000)	$(8,203,000)	$(6,698,000)

8.  Common Stock

	Common Stock		Additional
	Number of	Par	Paid-In	Total
	Shares	Value	Capital	Proceeds

Balance at December 31, 2006	123,767,342	$124,000	$77,599,000
Common Stock Issued
Stock Issued for Cash	11,485,452	11,000	14,801,000	$14,812,000
Stock Issued for Services	40,000	-	44,000	-
Restricted Stock Grants	450,000	1,000	354,000	-
Net Exercise of Warrants	5,208	-	-	-
Exercise of Options	430,000	-	279,000	279,000
Expense on Stock-Based Compensation	-	-	955,000	-
Balance at September 30, 2007	136,178,002	$136,000	$94,032,000	$15,091,000

IFC Stock Subscription.  In late August 2007, we entered into a stock subscription agreement with IFC pursuant to which we issued to IFC 11,485,452 shares of our common stock, for aggregate gross proceeds to us of $15,000,000.  In conjunction with the transaction, we also issued to IFC warrants for the purchase of 4,019,908 shares of common stock at an exercise price of $2.61 per share pursuant to a warrant agreement between us and Continental Stock Transfer & Trust Company as warrant agent.  The warrants will terminate on the earlier of August 27, 2012 or the date fixed for redemption of the warrant under the warrant agreement. We may call the outstanding warrants for redemption in whole or in part upon forty-five days' prior notice of redemption to each warrant holder if, and only if, the trading price of our common stock has equaled or exceeded $3.92 per share for fifteen or more consecutive trading days.   No placement agent fee, finder fee or commission was paid in conjunction with the sale of the common stock or the warrants to IFC.  Legal expenses and other direct costs related to the transaction totaled $188,000.

2005 Stock Incentive Plan. The 2005 Plan permits the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, consultants and members of the board of directors.  The 2005 Plan currently provides that the maximum number of shares of our common stock with respect to which awards may be granted is 3,500,000 shares, subject to adjustment in accordance with the provisions of the 2005 Plan.  As of October 31, 2007, we had 536,000 shares available for awards under the 2005 Plan, of which 350,000 could be issued as restricted stock, restricted stock units or other full-valued stock-based awards.

Outstanding Warrants. A summary of warrants outstanding as of September 30, 2007 is as follows:

Exercise Price /	Warrants	Expiration Date In
Range	Outstanding	2007	2008	2010	2012
$0.80 - $0.90	383,164	92,287	150,000	140,877	-
$1.25	375,000	375,000	-	-	-
$1.50	299,212	278,650	-	20,562	-
$2.50	6,904,063	6,867,188	-	36,875	-
$2.61	4,019,908	-	-	-	4,019,908	(1)
Total	11,981,347	7,613,125	150,000	198,314	4,019,908

(1)              Comprised of warrants granted to IFC in conjunction with the 2007 stock subscription discussed above.

9.  Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for both of the nine-month periods ended September 30, 2007 and 2006 was zero.

PART 1.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTSOF OPERATIONS

The following discussion and analysis of our financial condition andresults of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 (¡¡ã2006 Annual Report¡¡À), the financial statements and related notes in this Quarterly Report, the risk factors in our 2006 Annual Report, and all of the other information contained elsewhere in thisreport.  The terms "we,¡¡À¡¡ãus,¡¡À ¡¡ãour¡¡À and ¡¡ãour company¡¡À refer to Far East Energy Corporation and its subsidiaries, unless the context suggests otherwise.

Forward-Looking Statements.  This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21B of the Securities Exchange Act of 1934 (¡¡ãExchange Act¡¡À). All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements.  The words "believe," "may," "will," "plan," "estimate," "continue," "anticipate," "intend," "expect," "project," and similar expressions, as they relate to us, are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions described in this Quarterly Report on Form 10-Q.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Actual results could differ materially from those projected in such forward-looking statements. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include: our lack of operating history; limited and potentially inadequate management of our cash resources; risk and uncertainties associated with exploration; development and production of coal bed methane (¡¡ãCBM¡¡À); expropriation and other risks associated with foreign operations; matters affecting the energy industry generally; lack of availability of oil and gas field goods and services; environmental risks; drilling and production risks; changes in laws or regulations affecting our operations, as well as other risks described in our 2006 Annual Report and subsequent filings with the Securities and Exchange Commission (¡¡ãSEC¡¡À).

When you consider these forward-looking statements, you should keep in mind these factors, the risk factors set forth in our 2006 Annual Report under ¡¡ãItem 1A. Risk Factors¡¡À and in other filings with the SEC and the other cautionary statements in this Quarterly Report filed on Form 10-Q. Our forward-looking statements speak only as of the date made. All subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.

Overview.  We are a development stage company, and our objective is to become a recognized leader in CBM property acquisition, exploration, development and production. The drilling, testing and completion of exploratory wells has been our primary activity since late 2003.

During the first nine months of 2007, we continued our efforts of CBM exploration and development in the Shanxi Province in northern People's Republic of China ("PRC" or "China") and in the Yunnan Province in southern PRC.  We incurred exploration costs of $2.1 million and capitalized development costs of $6.2 million during the first nine months of 2007.  See "Capital Resources and Liquidity - Total Exploration Expenditures" below.

During February 2007, we completed a horizontal well, which was spudded in December 2006, bringing the total completed number of horizontal wells in the Shouyang Block of Shanxi Province to five. These wells are currently being dewatered.  During the second quarter of 2007, we drilled an underbalanced vertical well (HZ06V) and cavitated the well bore in the coal to accelerate the dewatering process. The HZ06V well is located between the HZ04 and the HZ05 horizontal wells.

We drilled a vertical well in the Qinnan Block of Shanxi Province in December 2006 and have processed the test data from that well.  During the second quarter of 2007, we began drilling of a horizontal well (QN01H) which is planned to be drilled to a length in the coal of approximately 3,000 meters (9,800 feet).  This well is being drilled under a turnkey contract with a Chinese drilling company.  The drilling company encountered drilling difficulties and has been unable to complete the well program as specified.  We are not liable for payment of the cost of this well until the drilling company meets its obligations under the contract.  As such, there is no current accrual for the expected cost of approximately $1.3 million in our financial statements.  Drilling operations are continuing, but we cannot predict when or if the drilling company will be able to successfully drill the well.

In the Laochang area of the Yunnan Province, we completed drilling of a vertical well (LC07) in February 2007.  We are conducting tests on a previously drilled well and plan to drill a vertical well during the fourth quarter of 2007.  Depending on the results of these wells, we may drill additional wells in this area.

Although we believe the results of our exploration activities in the Yunnan and Shanxi Provinces have been favorable, we will need to complete several more wells to achieve commercial viability in these provinces, which will require significant capital expenditures. No liquefied natural gas ("LNG") plant or other off-take candidate currently exists near our Shanxi Province projects, and pipelines must also be built on those projects to connect to larger pipelines to transport any CBM that may be produced from those projects. No gas pipeline, LNG plant, or other off-take candidate currently exists to transport CBM from our properties in the Yunnan Province, and it is not likely that any such facilities will be built until favorable results are obtained from several more wells.

For the nine months ending September 30, 2007, our capital expenditures were $6.2 million and our operating expenditures were $8.7 million.  For the remainder of 2007, we estimate that our capital expenditures in the PRC will be approximately $4.6 million and we estimate that our operating expenditures will be approximately $2.0 million.

We have not recognized any revenues from our operations.  We do not anticipate recognizing meaningful revenues prior to the second half of 2008 and we are not able to accurately predict the timing of our first revenue. The sole source of income we have is interest income derived from the cash accounts at our banks.  We incurred a net loss of $8.2 million for the first nine months of 2007 and we expect to incur losses and negative cash flows for the foreseeable future. As we are a development stage company concentrating on exploration and development of CBM in the PRC, our expenditures primarily consist of exploratory drilling, engineering services, exploration costs, lease operating expenses, technical consulting and professional service fees, and travel expenses between our U.S. headquarters and the PRC.  To facilitate necessary organizational activities, we also incur organizational consulting and professional service fees (including capital raising), compensation, legal and accounting and other general and administrative expenses.

Management believes that we can fund our operations and minimum exploration and development activities in the PRC with our existing cash resources through early third quarter of 2008.  To continue to operate and explore and develop our projects in China, we will need to raise additional funds in 2008.  To obtain the funds for our planned exploration and development activities, we may seek to utilize any of several potential options, including the issuance of equity securities, the continued exercise of warrants issued to investors in conjunction with previous private offerings, entering into farmout agreements and other arrangements with strategic partners, debt financing, and potential sales of property interests, among other alternatives. No assurance can be given that we will be able to obtain financing on favorable terms, if at all.

We may choose to raise additional funds in 2008 to continue our drilling plans in China and to provide funds for activities for 2008 and beyond.  We intend to finance our operations by various methods mentioned above.  If we fail to raise the necessary funds to complete our exploration activities, we would not be able to successfully complete our exploration activities, and we may lose rights under our production sharing contracts ("PSCs").

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

Results of Operations.  The following review of operations for the three-month and nine-month periods ended September 30, 2007 and 2006 should be read in conjunction with the consolidated financial statements of FEEC and notes thereto included with this Quarterly Report on Form 10-Q.

Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006

	Three months ended September 30,		Percent
	2007	2006	change
Exploration costs	$678,000	$502,000	35%
Lease operating expense	560,000	958,000	-42%
General and administrative	1,283,000	1,576,000	-19%
Total	$2,521,000	$3,036,000	-17%

Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves (see below "Capital Resources and Liquidity-Total Exploration Expenditures").  Expensed exploration costs for the three months ended September 30, 2007 were higher than the same prior year period primarily due to the inclusion of certain general and administrative expenses, which were identified as directly related to exploratory activities.

Lease operating expense ("LOE") for the three months ended September 30, 2007 was comprised of costs pertaining to the dewatering efforts of four horizontal wells in the Shouyang Block in the Shanxi Province, which presently have sustained gas flows.  To date, the production is not at commercial levels and the data obtained is not sufficient to project peak gas production.  Recording of these costs related to the first two of the four horizontal wells as LOE began in July and October 2006, respectively.  Recording of these costs related to the last two of the four horizontal wells as LOE began in May 2007.  LOE for the three months ended September 30, 2007 decreased primarily due to decrease in dewatering cost per well.  The decrease was also due to the inclusion in the third quarter of 2006 of costs incurred prior to the quarter as the decision to record the costs as LOE was made during the third quarter of 2006.

General and administrative expenses for the three months ended September 30, 2007 decreased primarily due to share-based compensation grants awarded in the first half of 2004 were completely amortized by the end of the second quarter of 2007, the reclassification of payroll expenses for previous quarters related to certain exploration personnel to exploration costs and costs incurred related to the proxy contest beginning in late third quarter of 2006. The decrease was partially offset by salary adjustments effective in the first quarter of 2007 and the cost for additional employees in China to support expanded operations.

Nine Months Ended September 30, 2007 vs. Nine Months Ended September 30, 2006

	Nine months ended September 30,		Percent
	2007	2006	change
Exploration costs	$2,129,000	$1,572,000	35%
Lease operating expense	1,392,000	958,000	45%
General and administrative	5,172,000	4,814,000	7%
Total	$8,693,000	$7,344,000	18%

Expensed exploration costs for the first nine months of 2007 was higher than the same prior year period primarily due to the expensing of exploration permit fees and inclusion of certain general and administrative expenses, which were identified as directly related to exploratory activities.  The increase was partially offset by the costs recognized in the first quarter of 2006 related to two slim-hole vertical wells drilled in the Yunnan Province, which we determined to not develop further.

LOE for the first nine months of 2007 comprised of costs pertained to the dewatering efforts of four horizontal wells in the Shouyang Block in the Shanxi Province, which presently have small sustained gas flows.  The production is currently small and the data obtained is not yet sufficient to project peak gas production.  Recording of these costs related to the first two of the four horizontal wells as LOE began in July and October 2006, respectively.  Recording of these costs related to the last two of the four horizontal wells as LOE began in May 2007.  LOE for the first nine months of 2007 increased due to the higher costs related to the dewatering of four wells versus two in the same period a year ago.

General and administrative expenses for the nine months ended September 30, 2007 increased primarily due to salary adjustments effective in the first quarter of 2007 and higher professional service fees and costs related to additional employees in China to support expanded operations.  The increase was partially offset by lower share-based compensation amortization as grants awarded in the first half of 2004 were completely amortized by the end of the second quarter of 2007, the reclassification of payroll expenses for previous quarters related to certain exploration personnel to exploration costs and the absence of costs incurred related to the proxy contest which began in late third quarter of 2006.

Capital Resources and Liquidity.  We had no source of revenue or cash flow from operations during the first nine months of 2007.  The sole source of income we have is interest income derived from the cash accounts at our banks.  Our principal requirements for cash are exploration and development costs of our CBM properties in China.

In late August 2007, we entered into a stock subscription agreement with International Finance Corporation ("IFC") pursuant to which we issued to IFC 11,485,452 shares of our common stock, for aggregate gross proceeds to us of $15 million.  In conjunction with the transaction, we also issued to IFC warrants for the purchase of 4,019,908 shares of common stock at an exercise price of $2.61 per share.  No placement agent fee, finder fee or commission was paid in conjunction with the sale of the common stock or the warrants to IFC. Legal expenses and other direct costs related to the transaction totaled $188,000.

Based on funds currently available to us and work programs designed to accelerate our drilling efforts, management believes that we have adequate cash resources to fund our operations and minimum contractual exploration and development obligations in China through early third quarter of 2008.  To continue to operate and explore and develop our projects in China, we will need to raise funds in 2008.  To obtain the funds for our planned exploration and development activities, we may seek to utilize any of several potential options, including the issuance of equity securities, the continued exercise of warrants issued to investors in conjunction with previous private offerings, entering into farmout agreements and other arrangements with strategic partners, debt financing, and potential sales of property interests, among other alternatives. No assurance can be given that we will be able to obtain financing on favorable terms, if at all.

Cash Flow.  As of September 30, 2007, our cash and cash equivalents was $20,369,000.   Cash and cash equivalents was $20,501,000 as of December 31, 2006.

Cash used in operating activities for the nine months ended September 30, 2007 was $8,724,000 as compared to cash used in operating activities for the same period in 2006 of $4,298,000.  The increase was primarily due to a higher total cash outflow related to working capital items, higher exploration costs and increased consulting and professional services related to expanded organizational and administrative activities associated with the growth of our company. The increase was also due to the recording of LOE related to the dewatering efforts of four horizontal wells in the Shouyang Block in the Shanxi Province.  Recording of these costs related to the first two of the four horizontal wells as LOE began in July and October 2006, respectively.  Recording of these costs related to last two of the four horizontal wells as LOE began in May 2007.

Cash used in investing activities for the nine months ended September 30, 2007 was $6,499,000 as compared to $9,864,000 for the same period in 2006.  The decline was primarily due to a decline in additions to unproved oil and gas properties.  Additions to unproved oil and gas properties for the nine months ended September 30, 2007 were $6,246,000 compared to $11,102,000 for the nine months ended September 30, 2006.  Cash used in investing activities for the nine months ended September 30, 2006 was partially offset by $1,250,000 of cash provided from the termination of an escrow agreement for the Shanxi Province.

Cash provided by financing transactions was $15,091,000 for the nine months ended September 30, 2007 as compared to $9,339,000 for the same period in 2006.  Financing activities for first nine months of 2007 included net proceeds from the issuance of shares to IFC of $14,812,000 pursuant to a stock subscription agreement and exercises of options.  Financing activities for first nine months of 2006 included net proceeds from a private placement of shares of our common stock of $8,308,000 and exercises of options and warrants.

Total Exploration Expenditures.  The table below sets out components of total exploration and development expenditures, both capitalized and expensed:

	Nine months ended September 30,
	2007	2006
Additions to Unproved
Oil and Gas Properties
Yunnan Province	$228,000	$258,000
Shanxi Province	6,018,000	10,844,000
	6,246,000	11,102,000
Exploration Costs (1)	2,065,000	1,089,000
	$8,311,000	$12,191,000

(1) Exploration costs shown are net of prior year capitalized exploratory well costs charged to expense of $64,000 and $483,000 for the nine months ended September 30, 2007 and 2006, repectively.

Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves.  We assess our capitalized exploratory well costs each quarter to determine whether costs should remain capitalized or should be charged to earnings. Our assessment indicated that our current work programs demonstrated our efforts in making sufficient continuing progress toward assessing the reserves. Therefore, we have continued to capitalize these costs. As of September 30, 2007, we had exploratory drilling costs that have been deferred for more than one year (see Note 5 to the Consolidated Financial Statements).

Capital Resources and Requirements.  Our board of directors has the authority, without further action by the stockholders, to issue up to 500 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500 million shares of common stock authorized under our charter documents, of which 136.2 million shares were issued and outstanding as of September 30, 2007. The issuance of preferred stock could have the effect of restricting dividends on the common stock or delaying or preventing our change in control without further action by the stockholders. While we have no present plans to issue any shares of preferred stock, we may need to do so in the future in connection with capital raising transactions. In addition, we may issue additional shares of common stock in connection with fundraising activities. The issuance of additional common stock would also have a dilutive impact on our stockholders' ownership interest in our company.

The exploration and development of CBM reserves requires substantial capital expenditures.  In order to reduce our investment in a particular project, we may form joint ventures and seek joint venture partners to share the costs.  We incurred $2.1 million of costs related to exploration activities and $6.2 million related to development activities for the nine months ended September 30, 2007.

In connection with the exploration period extensions for our PSCs, we have committed to satisfy certain annual minimum exploration expenditure requirements.  The annual minimum exploration expenditure requirements for 2007 are prorated based on the date of the extension approval.  As of September 30, 2007, we have incurred exploration expenditures for the Shouyang PSC which exceeds its prorated 2007 minimum requirement.  For the Qinnan PSC, we have incurred exploration expenditures of $0.2 million toward the satisfaction of the prorated 2007 exploration expenditure requirement of $1.5 million.  For the Enhong-Laochang PSC, we have incurred exploration expenditures of $0.1 million toward satisfaction of the prorated 2007 exploration expenditure requirement of $0.7 million. Taking into consideration the additional exploration expenditures associated with our work programs scheduled for the fourth quarter of 2007, we expect that these prorated 2007 minimum requirements will be satisfied.

The PSC's minimum exploration expenditure requirements are based on minimum exploration expenditure requirements of CUCBM established by the PRC's Ministry of Land and Resources ("MLR").  The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by each PSC.  Under the PSC, the portion of the exploration expenditures which exceed the current year's minimum exploration expenditure requirement can be carried forward toward the satisfaction of the subsequent year's minimum requirement.   The resulting minimum expenditure requirement is a significant factor that influences the company's exploration work program.

We estimate our expenditures for the remainder of 2007 capital expenditure activities to be:

Yunnan Province	$835,000
Shanxi Province	3,971,000
$4,806,000

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

We will also require additional capital resources to fund significant expenditures for exploration and development activities and to fund operating expenses in future periods.  We do not anticipate recognizing meaningful revenues prior to the second half of 2008 and we are not able to accurately predict the timing of our first revenue.  CBM projects traditionally require multiple wells to properly dewater the coal and generate predictable volumes of gas. It is not yet possible to predict volumes so decisions about marketing the CBM cannot yet be made. Currently, two pipelines traverse China in proximity to our Shanxi Province projects.  However, to connect to these pipelines, we would need to construct two short pipelines with compression facilities.  There are no pipelines in the vicinity of our Yunnan Province projects.  Therefore, we would need to construct a pipeline and compression facilities from our project to the nearest large city, Kunming, for future gas production.  A pipeline company, which currently plans to construct a pipeline in the Shanxi Province in relatively close proximity to our horizontal wells in the Shouyang Block and the Qinnan Block, has expressed interest in transporting our gas if we achieve commercial levels of production; however, to date no terms of any such arrangement have been negotiated. To generate revenue in China prior to the point at which production reaches pipeline quantities, we may elect to install compressors and produce compressed natural gas ("CNG"), which could be sold to local communities. We estimate that this alternative would cost approximately $650,000 for each compressor facility, which is capable of processing two million cubic feet ("MMcf") of gas per day. We could also elect to construct LNG facilities on our properties. We estimate that a 100-ton per day LNG facility, which would liquefy approximately five MMcf of gas per day, would cost approximately $10 to $15 million to construct. We estimate that a 1,000-ton per day facility, which would liquefy approximately 50 MMcf of gas per day, would cost approximately $75 million with construction time close to two years.  Our current plan is to seek marketing alternatives that will permit us to sell our gas within the shortest possible timeframe and with the lowest reasonable capital investment to achieve this goal.

We do not currently have the funds to complete our current and proposed business operations in China.  To develop our projects in China over the long term, we need to obtain project funding to satisfy significant expenditures for exploration and development of those projects, if they are successful.  To obtain the funds for our planned exploration and development activities, we may seek to utilize any of several potential options, including the issuance of equity securities, the continued exercise of warrants issued to investors in conjunction with previous private offerings, entering into farmout agreements and other arrangements with strategic partners, debt financing, and potential sales of property interests, among other alternatives. No assurance can be given that we will be able to obtain financing on favorable terms, if at all.

PART 1.  FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. dollar, we conduct business in Chinese Yuan and therefore are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions.  We do not expect to generate meaningful revenue from activities in China prior to second half of 2008 and we are not able to accurately predict the timing of our first revenue.  In July 2005, the Chinese government began to permit the Chinese Yuan to float against the U.S. dollar.  All of our costs to operate our Chinese offices are paid in Chinese Yuan.  Our exploration costs in China may be incurred under contracts denominated in Chinese Yuan or U.S. dollars.  To date we have not engaged in hedging activities to hedge our foreign currency exposure.  In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act, as amended, as of the end of the period covered by this Quarterly Report on Form10-Q.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

FAR EAST ENERGY CORPORATION

ITEM 1.     LEGAL PROCEEDINGS

On October 31, 2007, we were orally notified that the SEC is closing their investigation that they initiated on November 25, 2003.  We learned that we and/or certain stockholders were the subject of that investigation.  We believe the SEC was investigating whether anyone had issued false or misleading statements in connection with purchases and sales of our common stock, whether anyone has profited from selling stock at artificially high prices due to the manipulative statements, and whether any individual or group has failed to file ownership reports with the SEC as required for 10% or more beneficial owners under Section 16 of the Exchange Act, or failed to file ownership reports with the SEC as required for 5% or more beneficial owners under Section 13 of the Exchange Act.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2006 Annual Report, which could materially affect our business, financial condition, or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and /or operating results.  There have been no material changes from the risk factors previously disclosed in 2006 our Annual Report.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2007, we issued 15,000 shares of our common stock to a consultant in consideration for investor relations and consulting services.  We valued the services based on the closing price per share of the common stock on the last trading day of the month the shares were awarded.  The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act upon the exemption provided in Section 4(2) of the Securities Act.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 25 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Far East Energy Corporation

/s/ Michael R. McElwrath
Michael R. McElwrath
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Randall D. Keys
Randall D. Keys
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  November 7, 2007

INDEX OF EXHIBITS

Exhibit Number	Description
3.1
Articles of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 17, 2005, and incorporated herein by reference).
4.1	Articles of Incorporation of the Company, as amended (included as Exhibit 3.1).
4.2	Amended and Restated Bylaws of the Company (included as Exhibit 3.2).
4.3
Specimen stock certificate (filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on March 15, 2005, and incorporated herein by reference).

4.4	Form of Warrant (filed as Exhibit 4.1 to the Company's Current Report in Form 8-K filed on August 27, 2007, and incorporated herein by reference).
4.5
Warrant Agreement, dated August 27, 2007, between the Company and Continental Stock Transfer & Trust Company (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 27, 2007, and incorporated herein by reference).

10.1*
Amended and Restated Employment Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.2*
Amended and Restated Employment Agreement, dated December 23, 2004, by and between the Company and Bruce N. Huff (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.3*
Employment Agreement, dated February 1, 2004, by and between the Company and Garry R. Ward (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005 and incorporated herein by reference).

10.4*
Employment Agreement, dated November 1, 2003, by and between the Company and Zhendong "Alex" Yang (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

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

10.11*
Stock Option Agreement, dated May 18, 2004 by and between the Company and Donald Juckett (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.12*
Stock Option Agreement, dated June 18, 2004 by and between the Company and Randall D. Keys (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.13*
Stock Option Agreement, dated May 24, 2004 by and between the Company and John C. Mihm (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.14*
Stock Option Agreement, dated February 24, 2004 by and between the Company and Thomas Williams (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.15*
Stock Option Agreement, dated February 1, 2004 by and between the Company and Garry Ward (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.16*
Stock Option Agreement, dated December 1, 2003 by and between the Company and Zhendong "Alex" Yang (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

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

10.19
Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Qinnan Area in Shanxi Province, Qinshui Basin, the People's Republic of China, dated April 16, 2002, by and between China United Coalbed Methane Corporation Ltd. and the Phillips China Inc. (filed as Exhibit 10.21 to the Company's Current Report on Form 8-K filed on October 26, 2005, and incorporated herein by reference).

10.20
Application for the Extension of Phase Two of the Exploration Period under the Qinnan PSC, dated December 2, 2005, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on March 14, 2006, and incorporated herein by reference).

10.21
Application for the Extension of Phase Two of the Exploration Period under the Qinnan PSC, dated March 16, 2006, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference).

10.22
Approval Certificate from the Ministry of Foreign Trade and Economic Cooperation dated December 30, 2002 (filed as Exhibit 2(i) to the Company's Current Report on Form 8-K filed on January 13, 2003, and incorporated herein by reference).

10.23
Memorandum of Understanding, dated March 18, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.1 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.24
Farmout Agreement¡ªQinnan PSC, dated June 17, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.2 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.25
First Amendment to Farmout Agreement¡ªQinnan PSC, dated December 15, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.26
Second Amendment to Farmout Agreement¡ªQinnan PSC, dated December 17, 2004, by and between Phillips China Inc. and the Company (filed as Exhibit 10.01 to the Company's Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.27
Third Amendment to Farmout Agreement-Qinnan PSC, dated December 19, 2005, by and between ConocoPhillips China Inc. and the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2005, and incorporated herein by reference).

10.28
Assignment Agreement-Qinnan PSC, dated June 17, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.4 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.29
Farmout Agreement-Shouyang PSC, dated June 17, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.3 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.30
First Amendment to Farmout Agreement-Shouyang PSC, dated December 15, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.31
Second Amendment to Farmout Agreement-Shouyang PSC, dated December 17, 2004, by and between Phillips China Inc. and the Company (filed as Exhibit 10.02 to the Company's Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.32
Third Amendment to Farmout Agreement-Shouyang PSC, dated December 19, 2005, by and between ConocoPhillips China Inc. and the Company (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 21, 2005, and incorporated herein by reference).

10.33
Assignment Agreement-Shouyang PSC, dated June 17, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.5 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

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

10.35
Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated December 2, 2005, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.46 to Company's Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on March 14, 2006, and incorporated herein by a reference).

10.36
Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated March 16, 2006, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference).

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

10.39
Registration Rights Agreement, dated October 6, 2005, by and among Sofaer Capital Global Fund, Sofaer Capital Asian Fund, Restructuring Investors Limited, Persistency, Passlake Limited and the Company (filed as Exhibit 10.48 to the Company's Registration Statement on Form S-2 (File No.333-129309) filed on October 28, 2005, and incorporated herein by reference).

10.40*
Form of Restricted Stock Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 21, 2007, and incorporated herein by reference.)

10.41*
Form of Non-Qualified Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.42*
Form of Incentive Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.43*
Form of Letter Agreement with Zhendong "Alex" Yang, Garry R. Ward and Jeffrey R. Brown for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.44*	Form of Letter Agreement with the Company's non-employee directors (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).
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

10.47
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

10.50*
Release Agreement dated May 17, 2007 among the Company, and Far East Energy (Bermuda), Ltd. and Jeffrey R. Brown (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2007, and incorporated herein by reference).

10.51*
Stock Subscription Agreement dated August 24, 2007 between the Company and International Finance Corporation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 27, 2007, and incorporated herein by reference).

10.52*†	Non-Qualified Stock Option Agreement, dated October 1, 2007, by and between the Company and William A. Anderson.
31.1 †	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 †	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 †	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. ¡¡§¬ 1350.
32.2 †	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. ¡¡§¬ 1350.

____________
*	Management contract or compensatory plan arrangement.
†	Filed herewith.