Form 10-K
period 2007-12-31
FAR EAST ENERGY CORP
filed 2008-03-13
CIK 1124024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☑

The aggregate market value of the voting common stock, par value $0.001 per share, held by non-affiliates of the registrant was approximately $173,733,129 as of June 29, 2007 (based on $1.40 per share, the last price of the common stock as reported on the OTC Bulletin Board on such date). For purposes of the foregoing calculation only, all directors, executive officers and 10% beneficial owners have been deemed affiliates.

The number of shares of common stock, par value $0.001 per share, outstanding as of February 18, 2008 was 137,458,794.

DOCUMENTS INCORPORATED BY REFERENCE
None.

FAR EAST ENERGY CORPORATION

i

PART I

Item 1. BUSINESS

General

We were incorporated in Nevada on February 4, 2000. In January 2002, we renamed our company Far East Energy Corporation and changed our focus to exploring, developing, producing and selling coalbed methane gas ("CBM"). Throughout this Annual Report on Form 10-K, the terms "we," "the Company," "us," "our" and "our company" refer to Far East Energy Corporation.  Today, the operations of our company and its subsidiaries concentrate on CBM exploration and development in the Shanxi Province in northern China and in the Yunnan Province in southern China. Our goal is to become a recognized leader in CBM property acquisition, exploration, development and production. Our principal office is located at 363 North Sam Houston Parkway East, Suite 380, Houston, Texas 77060. We also maintain offices in the following cities of the People’s Republic of China: Beijing, Taiyuan City and Kunming.  References to "China" and "PRC" are references to the People’s Republic of China.

We are a development stage company and our activities have been principally limited to the drilling, testing and completion of exploratory wells and organizational activities. We have entered into three production sharing contracts ("PSCs") that enable us to explore for, develop, produce and sell CBM on over 1.3 million acres located in the Shanxi and Yunnan Provinces of the PRC, which we believe makes us one of the largest holders of CBM acreage in that country.  We have not recognized any revenues from our operations and are not able to accurately predict when we will recognize meaningful revenues.

Our Website

Our website can be found at www.fareastenergy.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the U.S. Securities and Exchange Commission ("SEC″), pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (″Exchange Act"), can be accessed free of charge by linking directly from our website under the "Investor Relations - SEC Filings" caption to the SEC’s Edgar Database. These filings will be available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on the website is not part of this report.

Coalbed Methane Gas and Attributes of Coalbed Methane Resources

Coalbed methane gas is a type of natural gas found in coal seams of various types of coal. As coal is formed, large quantities of natural gas are generated and adsorbed on the internal surface area of the coal.  CBM exploration and production involves drilling into a known coal deposit and extracting the natural gas that is contained in the coal. A coal seam is often saturated with water, with methane gas being held in the coal by water pressure. To produce CBM from coalbeds, water must first be pumped from the seam in order to reduce the water pressure that holds the gas in the seam. This process is called dewatering. When the water pressure is reduced, the gas adsorbed on the coal is released and diffuses into the fractures, or cleats, contained in the coal seam. Gas flows to the well bore through the cleat system as well as any of the other cracks, crevices and fractures found in the coalbed. Dewatering volumes decrease as peak CBM production is reached.

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

Permeability.  Coalbed methane gas production requires that the coal have sufficient permeability.  Permeability is the ability of a substance to allow another substance to pass through it.  In the case of our CBM properties, permeability is the ability of the coal to allow water and/or gas to pass through it.  Permeability in coal is primarily created by naturally occurring fractures, which are commonly referred to as cleats.  Permeability is largely based upon how many cleats the coal has and how close they are to each other. The more cleats that coal has, the better the coal’s permeability and the greater opportunity to retrieve the adsorbed CBM.  Tectonic fracturing can also contribute greatly to permeability. Reservoirs with high permeability have a higher propensity for strong gas production than less permeable reservoirs.  The same permeability that can contribute to strong gas production, also initially allows more water to flow through the coal.  Thus, coal seams with higher permeability often take significantly longer time to dewater than lower permeability coal seams.  Once sufficient water is produced, higher permeability normally allows wells to maintain higher production rates for longer periods and enables higher gas recoveries with fewer wells.

Thickness.  The thickness of the coal seam is crucial to CBM production. A coal seam with otherwise unacceptably low permeability could be produced if the coal seam has sufficient thickness. In this case, the gas would flow out slowly, but because the coal seam is thick, more of the gas would be produced since there is a large area from which to collect the CBM.

Depth.  The depth of the coal seam is also a significant factor in the productivity potential of a well. Where the coal, and thus the methane gas, lies at shallow depths, wells are generally easier to drill and less expensive to complete. With greater depth, increased pressure closes cleats in the coal, which reduces permeability and the ability of the CBM to move through and out of the coal. On the other hand, if a coal seam is not buried deeply enough, there may not be sufficient water pressure to hold the gas in place on the coal.

Coal Ranking.  Methane gas is contained in all ranks of coal. The most CBM is contained in the highest rank coal, which is called anthracite. Unfortunately, anthracite has very low permeability. Semi-anthracite coal typically has lower quantities of CBM than anthracite coal, but may still contain significant cleats as well, making it more permeable. The coalbeds found in our Shanxi Province project are semi-anthracite coal that has a favorable cleat structure, which should also make the permeability favorable.

The next lesser coal rank is bituminous coal that contains less CBM per ton but usually has a good cleat structure allowing for better permeability. The coalbeds found in our Enhong–Laochang project, which are located in the Yunnan Province, have bituminous and semi-anthracite coal.

Dewatering.  Water must be removed from the coal seams to decrease reservoir pressure and release the gas to produce methane gas from coalbeds. After the detachment of gas molecules from the coal surface, or desorption, occurs, the gas diffuses through the coalbed’s cleats and fractures toward the well bore. Substantial dewatering of the coalbed is required initially. Water production declines as methane gas production increases. Dewatering of a well may generally range in length from a few weeks to as many as three years depending on the attributes of the coal seam.  Produced water disposal presents major economic and environmental challenges for operators. These costs alone can determine the feasibility of CBM projects.

Coalbed Methane in the People’s Republic of China

China is the world’s largest coal producing country and has substantial CBM resources located within its abundant coalfields. Because most of China’s CBM is found at shallow depths, it is easier to drill and complete CBM wells than traditional natural gas wells. Additionally, the vast amounts of undeveloped CBM in China result in the country releasing six billion cubic meters of methane gas into the environment each year from China’s many coal mines. This results in serious pollution and wastes CBM, which could be recovered prior to mining.

Our business strategy is to explore, develop and produce the CBM currently untapped in China. China is currently the world’s second largest user of petroleum and one of the largest importers of oil and gas in the world. China’s energy needs are also increasing rapidly, fueled in part by a recent economic upswing in the country. Demand in China is projected to outpace the rest of the world over the next decade. As a result of China’s increasing energy needs, the Chinese government has, in recent years, focused its attention on the development of energy sources, including CBM.  The Eleventh Five-Year Plan for CBM Development was adopted by the National Development and Reform Commission in July 2006.  The plan outlines the goal to more than double CBM extraction by 2010, from 0.4 billion cubic feet per day (Bcfd) in 2006 to 1.0 Bcfd in 2010.  A separate directive specifies safety and extraction regulations alongside favorable incentive policies for CBM development. The overall goal of this plan is to foster a surge in CBM industrialization.  As part of its plan to increase CBM production, the State Council of the PRC, the chief administrative body of the PRC, created the China United Coalbed Methane Co. Ltd. ("CUCBM"). The State Council has granted CUCBM rights to contract with foreign corporations for the exploration, development and production of CBM in China. In addition, the Chinese government has provided incentives to stimulate the development of CBM, including exempting CBM development from import duties and import-related duties (Encouraged and Restricted B of the Guidance Catalog of Industries for Foreign Investments, specific measures executed in accordance with No. 1602 Document issued by the State Administration of Customs in 1997) and reducing value-added tax ("VAT"), for CBM projects with foreign companies to 5% compared to 13% to 17% VAT for conventional gas companies ("The Notice of the Interim Regulations Concerning the Value-Added Tax, Consumption Tax and Sales Tax Applied to Foreign Investment Enterprise and Foreign Enterprise" (February 22, 1994, Item 3)).  For more information on the laws, regulations and regulatory bodies that affect our business, see "Regulations Impacting Our Business" below.

Vertical and Horizontal Drilling Technologies

Vertical and horizontal drilling technologies have yielded successful results in CBM applications. We are currently leveraging both technologies in our CBM production in China. The best method has not yet been determined for our project in the Shouyang Block of the Shanxi Province. In a vertical CBM well, we typically would drill an 8-inch hole in order to contact and hollow out a coal seam 10 feet thick.  A horizontal well allows a well bore to be in contact with hundreds of feet of coal because the drill bit, when it hits the coal seam, is redirected from a downward angle to a horizontal plane and follows the coalbed for hundreds of feet in various directions. With horizontal drilling, we would drill directly along the coal seam for thousands of feet in many directions, increasing the coalface exposure. This greater exposure of the coalface achieved by horizontal drilling generally allows for greater CBM production on a daily basis than can be achieved with conventional vertical stimulation techniques. Although horizontal wells are more costly and technically challenging than vertical wells because of wellbore stability and pumping difficulties, they offer greater potential in reduced surface facilities and increased production rates.

Lease Acreage in the People’s Republic of China

As of December 31, 2007, we owned undeveloped leasehold interests in China and had rights under production sharing contracts covering the following undeveloped lease acreage in the Shanxi and Yunnan Provinces.

		Net Acres
	Gross Acres	Maximum	Minimum
China:
Qinnan and Shouyang Blocks, Shanxi Province	1,058,000	1,021,000	704,000
Enhong and Laochang Areas, Yunnan Province	265,000	265,000	159,000

Our Holdings in the Shanxi Province of the People’s Republic of China

Overview.  We are parties to PSCs and farmout agreements covering over 1.3 million acres in two provinces in China – the Shanxi Province in the northern region of China and the Yunnan Province in the southern region of China.

In June 2003, we entered into two amendments to certain farmout agreements and assignment agreements with Phillips pursuant to which we acquired a 40% net undivided interest from Phillips China Inc., a subsidiary of ConocoPhillips, Inc. ("Phillips") in two PSCs between Phillips and CUCBM for the Shanxi Province ("Shanxi Agreements"). The Shanxi Agreements cover a total of 1,057,650 acres.  The project area covered by the first PSC is located in the Shouyang Block of the Shanxi Province (northern block near Taiyuan City encompassing approximately 485,000 acres), which we refer to as the Shouyang PSC.  The project area covered by the second PSC is located in the Qinnan Block of the Shanxi Province (southern block near Jincheng and Quinshui encompassing approximately 572,000 acres), which we refer to as the Qinnan PSC.   The assignment agreements and related amendments to the farmout agreements substituted us for Phillips as the principal party and operator for the projects under the PSCs. These agreements were approved by CUCBM on March 15, 2004, and ratified by the PRCs Ministry of Commerce ("MOC") on March 22, 2004.

  The term of each of the Shanxi Agreements consists of an exploration period, a development period and a production period.  The exploration period is divided into three phases called Phase I, Phase II and Phase III. We have completed our Phase I and Phase II obligations under the Shanxi Agreements, and elected to enter into Phase III. Phase III of the exploration periods under each of the two Shanxi PSCs will expire on June 30, 2009, unless extended or otherwise amended.  After the exploration period, the development period as to any CBM field in the Shanxi Province project will begin after the approval of one or more overall development programs, jointly by us and CUCBM, and then by Chinese governmental authorities. The production period as to any CBM field in the Shanxi Province project will begin after the date of commencement of commercial production of that CBM field. Provided the Company remains in compliance with the requirements under the PSCs, the Shanxi Agreements will expire on July 1, 2032, unless extended or otherwise amended.

Currently, we hold a minimum 70% participating interest, and CUCBM has a maximum 30% participating interest in each of the Shouyang Block and the Quinnan Block of the Shanxi Province, although we bear costs attributable to 100% of the participating interest during the exploration period.  Pursuant to the farmout agreements with Phillips, we acquired a 70% participating interest from Phillips (to be reduced by CUCBM’s participation up to 30%, if any, after the exploration periods), subject to a Phillips election at the transition from Phase II to Phase III of the exploration periods either to retain its remaining 30% participating interest or to receive an overriding royalty interest.  Upon our election to enter Phase III of the exploration periods, Phillips elected to convey its remaining 30% participating interest to us and to receive an overriding royalty interest up to 3.5% of the total participating interest. Additionally, prior to the beginning of the development period of any CBM field in the Shanxi project, CUCBM may elect to participate in the development of that CBM field at a participating interest between zero and 30%. Therefore, depending upon whether and to what extent CUCBM elects to participate in the project, our interest will range from 66.5% (assuming full participation by CUCBM) to 96.5% (assuming CUCBM chooses not to participate). During the exploration period, we bear costs equal to 100% participating interest in the properties, and this includes all exploration costs for discovering and evaluating CBM-bearing areas. If any CBM field is discovered, the development costs for that CBM field will be borne by us and CUCBM in proportion to the respective participating interests.

Our Phase I, Phase II, and Phase III obligations and results during the exploration period of the Shanxi PSCs are described below.  The two agreements are interdependent in certain respects. In particular, the Phase II and III obligation to complete 12,000 meters of horizontal drilling in coal seam may be achieved by combining Phase II and Phase III drilling in the two separate blocks.

Phase I. We have completed our Phase I obligations of both PSCs under the Shanxi Agreements. Phase I obligated us, at our expense, to perform a hydraulic fracture of one of three exploration wells previously drilled by Phillips by January 31, 2005. In September 2004, the hydraulic fracture and testing was completed on the QN-002 well drilled previously by Phillips on its acreage in the Qinnan Block located in the Shanxi Province. The testing was performed on the coal seam at a depth of approximately 550 meters (1,880 feet), with an objective of gaining information on the permeability of that coal seam and completing our obligations for Phase I under the Shanxi Agreements.

Phase II.  We completed our Phase II obligations of both PSCs under the Shanxi Agreements by drilling and completing two horizontal wells (FCC-HZ01 and FCC-HZ02) in the Shouyang Block prior to March 31, 2006.  We also completed a third horizontal well (FCC-HZ03) under Phase II.  These wells are currently being dewatered.  FCC-HZ01 and FCC-HZ03 have demonstrated continuous gas production.  The volumes being produced are small and the data obtained is not yet sufficient to project peak gas production or commercial viability.

Phase III. After completion of Phase II, we elected to commit to Phase III in the Shanxi Province PSCs.  Our work commitment to complete  Phase III consists of furthering the horizontal drilling in the coal seam begun in Phase II to a total of 12,000 meters. This work obligation can be met by combining the drilling results in the Shouyang and Qinnan Blocks.  We have completed two horizontal wells (FCC-HZ04 and FCC-HZ05) in the Shouyang Block under Phase III, the second of which was completed in the first quarter of 2007.  We have also extended the horizontal reach in the coal seam of FCC-HZ03 by drilling the well laterally in the second quarter of 2007.  The extension added 1,700 meters (6,576 feet) to the well.  The wells we have drilled to date total approximately 8,805 meters of horizontal drilling in coal seam.  Therefore, we will be required to drill additional wells to fulfill the 12,000 meter obligation.  The Phase III exploration period will expire on June 30, 2009, unless extended.

The drilling depths for our horizontal wells drilled in the Shouyang Block during Phases II and III are summarized as follows:

			Horizontal Drilling
	Vertical Depth		In Coal Seam
Horizontal Wells	(Meters)	(Feet)	(Meters)	(Feet)
Phase II
FCC-HZ01	540	1,770	2,500	8,200
FCC-HZ02	640	2,100	2,700	8,856
FCC-HZ03	561	1,800	2,030	6,658
Phase III
FCC-HZ04	495	1,623	875	2,870
FCC-HZ05	473	1,551	700	2,296
Total	2,709	8,844	8,805	28,880

Our five horizontal wells are drilled with the objective of enhancing the potential for gas production and facilitating the dewatering process.  During the second quarter of 2007, we drilled an underbalanced vertical well (FCC-HZ06V) and cavitated the well bore in the coal to accelerate the dewatering process.  The well is located in the drilling pattern surrounding the FCC-HZ01 well.  The volumes being produced are small and the data obtained is not yet sufficient to project peak gas production or commercial viability.  However, we believe that the FCC-HZ06V produces a rate of gas production that provides further evidence of the high permeability of the area.

With the objective of determining the optimal approach to minimize costs and maximize gas recovery, we continue to closely monitor our first pattern of horizontal and vertical wells.  In the fourth quarter of 2007, we drilled two vertical wells (FCC-HZ07V and FCC-HZ08V) and began drilling two other vertical wells (FCC-HZ10V and FCC-HZ15V).  We also entered into a multi-well drilling contract with a local Chinese drilling company.  We plan to drill five additional vertical wells during 2008 in a pattern that represents an orderly progression of the field in a westerly direction using two drilling rigs simultaneously.

In the Qinnan Block of the Shanxi Province, we have acquired and processed 26 kilometers of 2D seismic data.  We also have obtained test data from a vertical well we drilled in December 2006.  We have utilized the well data and the 2D seismic data in the planning for future wells.  In June 2007, we entered into a turnkey contract with a Chinese drilling company to drill a horizontal well in the Qinnan Block for $1.2 million.  The plan for the well was to achieve a horizontal reach in the coal of approximately 3,000 meters (9,800 feet).  The drilling company encountered serious drilling difficulties and was unable to complete the well program as specified at year-end.  We are not liable for payment of the cost of this well until the drilling company meets its obligations under the contract.  As such, there is no current accrual for the expected cost of approximately $1.2 million in our financial statements.  Drilling operations are continuing, but we cannot predict when or if the drilling company will be able to successfully drill the well.

The initial wells alone cannot produce sufficient CBM to achieve commercial viability. We are drilling and completing several more wells in close proximity to the wells we have already drilled with the intent to make it feasible to begin commercial production from our current project area under the Shouyang PSC. Actual production may vary materially from preliminary test results. Actual production from the wells may also be at recovery rates and gas quality materially worse than our first indications.

On June 26, 2007, the MOC approved the extension of the exploration phase for both the Shouyang and Qinnan PSCs from June 30, 2007 to June 30, 2009.  In connection with the extension, we have committed to satisfy certain annual minimum exploration expenditure requirements for the Shouyang PSC and for the Qinnan PSC.  Thus, we must meet both our work obligations (the obligation to complete 12,000 meters of drilling in the coal) and our minimum exploration expenditure requirements under those PSCs.  The PSC’s minimum exploration expenditure requirements are based on minimum exploration expenditure requirements of CUCBM established by the Ministry of Land and Resources ("MLR").  The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by each PSC.  Under the PSC, the portion of the exploration expenditures which exceed the current year’s minimum exploration expenditure requirement can be carried forward toward the satisfaction of the subsequent year’s minimum requirement. The resulting minimum expenditure requirement is a significant factor that influences the Company’s exploration work program.

The annual minimum exploration expenditure requirements for 2007 were prorated based on the June 2007 date of the extension approval.  For 2007, we have spent in total more than the prorated minimum requirement for both PSCs.  At December 31, 2007, we incurred exploration expenditures of $3.8 million for the Shouyang PSC which exceeded its prorated 2007 minimum requirement by $2.5 million.  The 2008 minimum exploration expenditure for the Shouyang PSC is approximately $2.6 million. The excess of $2.5 million from 2007 can be applied to the 2008 minimum exploration expenditure.  In addition, based on the costs we have incurred to date at the Shouyang Block in 2008, we have already met the 2008 minimum exploration expenditure.

For the Qinnan PSC, we incurred exploration expenditures of $0.6 million as of December 31, 2007, which was $0.9 million less than the prorated 2007 exploration expenditure requirement of $1.5 million.  The deficiency in fulfilling the prorated 2007 minimum requirement for the Qinnan PSC was due to the aforementioned failure by the contracted drilling company to complete the horizontal well program as specified.  As a result, we have agreed to increase the 2008 minimum exploration expenditure for the Qinnan PSC to approximately $4.2 million.

Related Payments.  Under the PSCs, we are required to make certain payments to CUCBM, including: (1) CUCBM assistance fees totaling $100,000 per year during the exploration period and $240,000 per year during the development and production periods; (2) training fees for Chinese personnel working on the projects of $120,000 per year during the exploration phase and $300,000 per year during the development and production periods; (3) signature fees totaling $300,000, which will be due within 30 days after first approval of the overall development plan following the exploration period; (4) reimbursement to CUCBM for government-imposed fees for CBM exploration rights during the exploration period, which were $278,000 in 2007, and are estimated to be approximately $285,000 in 2008, and are in proportion to our participating interest in the development and production periods; and (5) salary and benefits paid to CUCBM professionals during the exploration period, which was $151,000 in 2007 and are estimated to be approximately $164,000 in 2008. The allocation of salary and benefits for CUCBM professionals during the development and production periods are determined by negotiation with CUCBM.

Our Holdings in the Yunnan Province of the People’s Republic of China

Overview.  On January 25, 2002, we entered into one PSC with CUCBM to develop two areas in the Yunnan Province: (1) the Enhong area, which covers approximately 145,198 acres and (2) the Laochang area, which covers approximately 119,772 acres. We are the operator under the PSC. The term of the PSC consists of an exploration period, a development period and a production period. The exploration period is divided into two phases, Phase I and Phase II.  We have completed Phase I and have elected to enter into Phase II.  The Phase II portion of the exploration period expires on June 30, 2009.  Following completion of Phase II of the exploration period, we may elect to continue the PSC and conduct development and production operations on any CBM discoveries. After the exploration period, the development period as to any CBM field in the Enhong-Laochang project will begin after the approval of one or more overall development programs, jointly by us and CUCBM, and then by Chinese governmental authorities. The production period as to any CBM field in the Enhong-Laochang project will begin after the date of commencement of commercial production of that CBM field.  Provided the Company remains in compliance with the requirements under the agreement, the agreement with CUCBM will expire on January 1, 2033, unless extended or otherwise amended.

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

Phase I.  We have completed our Phase I obligations. We drilled and completed three wells on the project, performed a hydraulic fracture and tested one of these three wells and drilled two slim hole vertical wells.

We believe the three wells we have drilled under our Phase I requirement have yielded favorable gas content results.   We drilled our first well(FCY-LC01) to a total depth of approximately 825 meters (2,722 feet). A total of 15 mineable coal seams were penetrated during the drilling of the well, with a total thickness of approximately 29.4 meters (97 feet). The coring of the coal samples showed a recovery rate of 94.8%. In addition, the drilling revealed four targeted major coal seams with a total thickness of approximately 16.3 meters (54 feet), all within an interval of about 110 meters (363 feet), which we believe are favorable for production of CBM. Testing of 18 desorption samples from the well resulted in gas content averaging 18 to 20 cubic meters per ton of coal or about 650 to 700 cubic feet per ton of coal.  The second well(FCY-EH02) was drilled to a total depth of approximately 420 meters (1,344 feet). The well penetrated 15 coal seams with a thickness of 16.7 meters (53 feet). The total thickness of the coal seams targeted for potential production was 6.6 meters (22 feet) with a recovery rate of 70%. The gas content, based on desorption results, is averaging 8.5 cubic meters per ton of coal, or about 300 cubic feet per ton of coal.  The third well(FCY-EH01) was drilled to a total depth 435 meters (1,436 feet). The well penetrated 42 coal seams with a thickness of 42.8 meters (141 feet). The total thickness of the four coal seams targeted for potential production was 17.2 meters (57 feet). The gas content, based on desorption results, is approximately 8 to 10 cubic meters per ton of coal, or approximately 280 to 350 cubic feet per ton of coal.  We fractured the FCY-EH01 well with two coal seams (#9 and #16 coal seams), and conducted dewatering and production testing for six months.  The production rate on this well during the production test was 25 thousand cubic feet (Mcf) of CBM per day.

During Phase I, we also conducted geological data gathering, shot 2D seismic data for 10 kilometers in the Enhong area, drilled one slim hole vertical well in the Enhong area and one slim hole vertical well in the Laochang area with desorption and standard CBM lab analysis.

Phase II.  On February 23, 2005, we elected to enter into Phase II, which required us to drill at least one horizontal well with a minimum of two laterals.   To continue our preparation for the drilling of the horizontal well and future development of this field, we continued our geological and geophysical activities and drilling of slim hole vertical wells in 2007 to gain more data and to enhance our understanding of structure complexity, coal lateral continuity, coal properties and reservoir characteristics.  To date, we have drilled six vertical wells in Phase II under this PSC with the most recent one completed in December 2007. We are reviewing the data collected from these wells and other wells drilled by the Chinese coal industry.  Based on the data gathered, we plan to drill a  cluster of four deviated wells to stimulate and test-produce the major coal seams in 2008.  As described below, the Phase II exploration period under the Enhong-Laochang PSC will expire on June 30, 2009, unless extended or otherwise amended.  Following the completion of Phase II of the exploration period, we may elect to conduct development and production operations on any CBM discoveries.

These initial wells alone cannot produce sufficient CBM to achieve commercial viability. We must complete several more wells in close proximity to the wells we have already drilled in order to make it feasible to begin production from any of our current Enhong-Laochang project wells. Actual production may vary materially from preliminary test results. Actual production from the wells may also be at recovery rates and gas quality materially worse than our first indications.

On June 26, 2007, the MOC approved the extension of the exploration phase from June 30, 2007 to June 30, 2009.  In connection with the extension, we have committed to satisfy certain annual minimum exploration expenditure requirements for the Enhong-Laochang PSC.  Thus, we must meet both our work obligations (drilling at least one horizontal well with a minimum of two laterals) and our minimum exploration expenditure requirement under the PSC.  The PSC’s minimum exploration expenditure requirement is based on minimum exploration expenditure requirements of CUCBM established by the MLR.  The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by the PSC.  Under the PSC, the portion of the exploration expenditures which exceed the current year’s minimum exploration expenditure requirement can be carried forward toward the satisfaction of the subsequent year’s minimum requirement. The resulting minimum expenditure requirement is a significant factor that influences our exploration work program.

The annual minimum exploration expenditure requirement for 2007 was prorated based on the June 2007 date of the extension approval.  In 2007, we incurred exploration expenditures for the Enhong-Laochang PSC of $0.6 million which was $0.1 million less than the prorated 2007 exploration expenditure requirement of $0.7 million.  We did not incur the $0.1 million in 2007 due to a delay in the completion of drilling of our next vertical well which we started in December 2007.  We plan to complete the vertical well in early 2008.   As a result, we have agreed to increase the  2008 minimum exploration expenditure for the Yunnan PSC by $0.1 million to $1.5 million.

Related Payments.  Pursuant to the terms of our Enhong-Laochang PSC with CUCBM, we have paid CUCBM signature fees totaling $375,000.  Under the PSC, we are required to make certain payments to CUCBM, including: (1) CUCBM assistance fees for Chinese personnel totaling $45,000 per year during the exploration phase and $80,000 per year during the development and production periods; (2) training fees for Chinese personnel working on the projects of $45,000 per year during the exploration period and $80,000 per year during the development and production periods; (3) reimbursement to CUCBM for government-imposed fees for CBM exploration rights during the exploration period, which were $45,000 in 2007 and are estimated to be approximately $61,000 in 2008, and in proportion to our participating interest in the development and production periods; and (4) salary and benefits paid to CUCBM professionals during the exploration period, which was approximately $190,000 in 2007 and are estimated to be approximately the same in 2008.  The allocation of salary and benefits for CUCBM professionals during the development and production periods are determined by negotiation with CUCBM.

Marketing and Transportation of Our CBM in China

The marketability of any gas production will depend, in part, upon the availability, proximity and capacity of pipelines, gas gathering systems and processing facilities. We may transport our CBM through pipelines or by compressing or liquefying the CBM for transportation. CBM projects traditionally require multiple wells to properly dewater the coal and generate predictable volumes of gas. It is not yet possible to predict volumes so firm decisions about marketing the CBM cannot yet be made.

Pipelines in the Shanxi Province.  Currently, two pipelines traverse China in proximity to our Shanxi Province projects.  A pipeline company is currently constructing an intra-provincial pipeline network in the Shanxi Province.  One branch of that network is currently planned to be constructed across or directly adjacent to our current area of drilling in the northern portion of the Shouyang Block.  The pipeline company has expressed interest in transporting our gas if we achieve commercial levels of production; however, the economics of any such arrangement have not been negotiated.  No condensed natural gas ("CNG") facility, liquefied natural gas ("LNG") plant or other off-take candidate currently exists near our Shanxi Province projects, and pipelines may need to be built on those projects to connect to larger pipelines to transport any CBM that may be produced from those projects.   We estimate the initial cost for these pipelines and compression facilities would be approximately $14 million.  If CUCBM elects a 30% working interest in our Shanxi Province project, our net costs would be approximately $10 million.  Should we elect to construct the connecting pipelines, there is no assurance that any of the existing pipelines we might connect to in the future will have sufficient capacity available to meet our requirements.

Pipelines in the Yunnan Province.  There are no pipelines in the vicinity of our Yunnan Province projects, and we estimate the initial cost to construct a pipeline and compression facilities from our project to the nearest large city, Kunming, would be approximately $38 million.  If CUCBM elects a 40% working interest in our Yunnan Province project our costs would be approximately $23 million.  Because there is no gas pipeline, CNG facility, LNG plant or other off-take candidate in near proximity to these wells, our ability to sell CBM produced on these projects to communities outside the general area will be contingent upon a pipeline or LNG plant being built near the Enhong-Laochang project.

Compressed Natural Gas.  If we have initial commercial production of CBM from our Shanxi or Yunnan Province projects, then prior to the point at which production reaches pipeline quantities, we could begin to market the CBM produced to local markets as CNG.  CNG is an alternative to the construction of a pipeline or LNG facility, especially appropriate for early stage gas production where gas volumes are lower.  Thus we may determine to pursue CNG facilities in order to earn revenues from any early production of CBM. Production of CNG would require the installation of a CNG facility.  We estimate that this alternative would cost approximately $500,000 for a compressor facility which would be capable of processing approximately 3.5 million cubic feet ("MMcf") of natural gas per day.

LNG Facility.  To generate revenue in China prior to the point at which production reaches pipeline quantities, we may elect to construct LNG facilities on our properties. This would allow CBM to be produced and sold in the period before we achieve production in sufficient quantities to justify constructing short connecting pipelines to the Shanjing II and West-East pipelines in the Shanxi Province, or before a pipeline or other offtake facility is operational in the Yunnan Province. We estimate that a 100-ton per day LNG facility, which would liquefy approximately five MMcf of natural gas per day, would cost $15 million to construct. We estimate that a 1,000-ton per day facility capable of liquefying 50 MMcf of natural gas per day would cost approximately $76 million.  Construction of a LNG facility is expected to take at least two years.

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

CBM Natural Gas Pricing.  Unlike traditional natural gas produced in China, the market price of CBM natural gas is not regulated by the Chinese government.  Based on our research on the prevailing gas market conditions in China, we expect to receive market-driven, competitive pricing for our future gas production, regardless of whether we deliver our gas through a pipeline, or in the form of CNG or LNG.

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

Safety and Health Matters

We employ numerous safety precautions to ensure the safety of our employees and independent contractors.  We also conduct our operations in accordance with various laws and regulations concerning occupational safety and health.  As protection against operating hazards, we maintain insurance coverage against some, but not all, potential injuries and losses.  In addition, we require service providers we engage to maintain similar insurance coverage.

Regulations Impacting Our Business

Our operations will be subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, impose substantial liabilities for any pollution resulting from our operations and limit our discretion in marketing any production.

The exploration and production of CBM in China is regulated by and affected by the policies of multiple administrative bodies including the National Development and Reform Commission (the "NDRC"), the MOC, the MLR and CUCBM.  The Mineral Resources Law and the related regulations are the primary source of law governing the exploration and production of coalbed methane in China.

The NDRC is responsible for the development and strategic upgrade of key industries in China, including the coalbed methane industry.  Policy making decisions of the NDRC could, therefore, affect our company.  Additionally, the MOC has many policy setting functions and, through its Foreign Investment Administration (the "FIA"), the MOC is directly responsible for foreign investment in China.  Our PSCs and the subsequent amendments to those contracts were, and presently continue to be, subject to approval of the MOC.   Within the FIA, the Service Trade Division also regulates the public utilities in urban areas, various pipeline networks, transportation and coalbed methane exploration and production and, therefore, the division's policies, rules and regulations could effect our future strategy and operations for transportation and distribution of any CBM production.

The rules and regulations of the MLR and, in particular, CUCBM more directly affect the coalbed methane industry in China and our operations.  The MLR is the principal authority regulating the coalbed methane industry in China.  It has authority over the designation of land for exploration, the approval of geological reserve reports, the review and granting of licenses for exploration and production and the administration of the registration and assignment of exploration and production licenses.  Presently, CUCBM has the right to partner with foreign investors in CBM activities.  Because only a Chinese party can hold an exploration license for CBM, CUCBM applies to MLR for the exploration licenses on behalf of foreign investors.  In operating under the PSCs, our primary interaction with Chinese administration is with CUCBM and the Joint Management Committee that administers our PSC.  The Joint Management Committee consists of members of our management team and representatives of CUCBM and it meets on a periodic basis to, among other things, discuss and make decisions concerning our exploration and development progress and plans, including budgets and capital expenditure commitments.

Our Employees

As of February 18, 2008,  we had 20 employees in China and 10 employees in the United States for a total of 30 employees, all of whom were employed by us on a full-time basis.

Item 1A. RISK FACTORS

Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21B of the Exchange Act. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "project," "expect," "consider" and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions described in this report.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Actual results could differ materially from those projected in such forward-looking statements. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include: our lack of operating history; limited and potentially inadequate management of our cash resources; risk and uncertainties associated with exploration, development and production of CBM; expropriation and other risks associated with foreign operations; matters affecting the energy industry generally; lack of availability of oil and gas field goods and services; environmental risks; drilling and production risks; changes in laws or regulations affecting our operations, as well as other risks described in this report and subsequent filings with the Securities and Exchange Commission.

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

We are not able to accurately predict when we will recognize meaningful revenues.  We expect to experience operating losses and negative cash flow for the foreseeable future. Based on funds currently available to us, and our current obligations under the PSCs management believes that we have adequate cash resources to fund our operating and minimum committed exploration and development activities in China through 2008. However, as we do not have a source of revenue, we will require additional financing by the end of the fourth quarter of 2008 in order to continue our planned exploration and development in China and sustain our operating losses. We may choose to raise additional funds in 2008.  To develop our projects over the long term, we need to obtain funding to satisfy very significant expenditures for exploration and development of those projects. Furthermore, pipelines must be built on our Shanxi Province projects to connect to larger pipelines to transport our CBM, and no facilities exist to transport or process CBM near our Yunnan Province projects. Significant expenditures would be required to build out these facilities to the extent a strategic partner does not do so. We intend to finance our operations by various methods, which might include issuing equity securities, the continued exercise of warrants issued to investors in conjunction with the previously completed private offerings, and entering into farmout agreements and other arrangement with strategic partners, among other alternatives. Therefore, we intend to continue to seek to raise equity financing. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all. If our operating requirements or drilling obligations materially change from those currently planned, we may require more financing than currently anticipated and we may need to obtain financing earlier.  For example, it is possible that CUCBM could seek to renegotiate our PSCs to, among other things, increase our capital expenditures or accelerate our drilling program. Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing stockholders. If we fail to raise the necessary funds to complete our exploration activities under our production sharing contracts and we cannot obtain extensions to the requirements under our production sharing contracts, we would not be able to successfully complete our exploration activities and we may lose rights under our production sharing contracts.

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

Drilling and completion decisions generally are based on subjective judgments and assumptions that are speculative. We may drill wells that, although productive, do not produce CBM in economic quantities. It is impossible to predict with certainty the production potential of a particular property or well. Furthermore, a successful completion of a well does not ensure a profitable return on the investment. A variety of geological, operational, or market-related factors, including, but not limited to, unusual or unexpected geological formations, pressures, equipment failures or accidents, fires, explosions, blowouts, cratering, pollution and other environmental risks, shortages or delays in the availability of drilling rigs and the delivery of equipment, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well, or otherwise prevent a property or well from being profitable. We contract with drilling companies to drill certain of our wells in China and we face the risk that the other party may not perform, which may delay our drilling program. A productive well may also become uneconomic in the event of excessive water or other deleterious substances are encountered, which impair or prevent the production of natural gas from the well. In addition, production from any well may be unmarketable if it is contaminated with water or other deleterious substances. We cannot assure you that wells drilled by us will be productive or, even if productive, will produce CBM in economic quantities so that we will recover all or any portion of our investment.

We are a development stage company and thus, no relevant operating history for the purpose of evaluation of our performance and prospects.

We have been engaged principally in developing a strategic operating plan and an exploration plan, capital funding, hiring personnel, entering into contracts, acquiring rights to explore, develop, produce and sell CBM, and the drilling, testing and completion of exploratory wells. We do not have operating experience in the distribution and marketing of coalbed methane gas in China. We are considered a development stage company for accounting purposes because we have generated no revenues to date. Accordingly, we have no relevant operating history upon which you can evaluate our performance and prospects. In addition, we cannot forecast operating expenses based on our historical results and our ability to accurately forecast future revenues is limited. As a result of our limited operating history, we are more susceptible to business risks including risks of unforeseen capital requirements, failure to establish business relationships, and competitive disadvantages against larger and more established companies.

We have no current source of revenue.

We will not generate material revenues from our existing properties until we have successfully completed exploration and development, and started production of coalbed methane gas in China.  We are not able to accurately predict when we will recognize meaningful revenues.  Additionally, pipelines must be built on our Shanxi Province projects to connect to larger pipelines to transport our CBM, and no facilities exist to transport or process CBM near our Yunnan Province projects. Our ability to realize revenues from any producing wells may be impaired until these facilities are built out or arrangements are made to deliver our production to market.

We have a history of losses, and expect to incur losses in the foreseeable future. If we do not achieve profitability, our financial condition and the value of our common stock will suffer.

To date, we have no revenues from the sale of coalbed methane gas. We incurred net losses applicable to common stockholders for the years ended December 31, 2007, 2006, and 2005. We expect to experience operating losses and negative cash flow for the foreseeable future. We must obtain additional financing and generate sufficient revenues to fund anticipated drilling, exploration and operation costs and to achieve and maintain profitability. We cannot assure you we will ever generate sufficient revenues to achieve profitability, which will negatively impact the price of our common stock. If we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability in the future.

We are in the initial exploration phase and have substantial capital requirements that, if not met, will hinder our growth and operations.

We face significant challenges, expenses and difficulties as a development stage company seeking to explore, develop and produce coalbed methane gas. The development of our projects in China will require that we obtain funding to satisfy very significant expenditures for exploration and development of these projects, if they are successful.  For 2008, we plan to at least fulfill all of our minimum requirements, including but not limited to, work programs and minimum expenditure requirements arising under our PSCs.  We also anticipate expanding our 2008 capital and related expenditures, depending on the timing of our fundraising efforts and/or whether results from our current exploratory activities indicate that it is beneficial for us to incur the additional expenditures.  We will also require resources to fund significant capital expenditures for exploration and development activities in future periods. In this regard, CUCBM could seek to renegotiate our PSCs to, among other things, increase our expenditures or accelerate our drilling program beyond the minimum contractual requirements under our PSCs. We do not currently have sufficient funds to complete our exploration and development activities in future periods. Our success will depend on our ability to obtain additional financing to fund our capital expenditures. If we cannot obtain adequate capital, and we cannot obtain extensions to the requirements under our production sharing contracts, we will not be able to successfully complete our exploration and development activities, and we may lose rights under our production sharing contracts. This would materially and adversely affect our business, financial condition and results of operations.

We must complete multiple CBM wells on our Shanxi Province and Yunnan Province projects before we can commence production.

In addition to the five horizontal wells we have drilled in the Shouyang Block of the Shanxi Province project, we have also drilled several vertical wells in both the Shanxi Province and Yunnan Province projects.  While subject to periodic maintenance, we have achieved continuous gas production in some of these wells.  At this early stage, the volumes being produced while dewatering are still small and the data obtained is not yet sufficient to be able to project the peak gas production volume or to be able to conclude whether the well will produce gas in commercial volumes.  None of the other wells we have drilled to date are currently producing coalbed methane gas as they are undergoing or will undergo dewatering and production testing.  However, even if all our current wells reach production status, they may not produce enough coalbed methane gas to achieve commercial viability.  For each project, we are analyzing and evaluating drilling data obtained in an effort to determine how many additional wells we have to drill in order to begin production of commercial volumes. We cannot make any assurances that we will have the resources to drill enough additional wells in the Shanxi and Yunnan Provinces to commence production in the areas. As a result, even though we may have producing properties in the region, we may not be in a position to derive any revenues from such wells. Actual production may vary materially from preliminary test results, including the results to date for our first horizontal well.  Actual production from the wells may be at recovery rates and gas quality materially different than our first indications.

We are a holding company and we rely on our subsidiaries for dividends and other payments for funds to meet our obligations.

We are principally a holding company with substantially all of our assets relating to operations in China being owned by our subsidiary, Far East Energy (Bermuda), Ltd. ("FEEB").  Consequently, we have no direct operations and are not expected to own a significant amount of assets other than the outstanding capital stock of our subsidiaries, including FEEB, and cash and cash equivalents.  Because we conduct our operations through our subsidiaries, if and when we commence commercial production of CBM, we will depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations and to pay dividends, if any, with respect to our common stock. The jurisdictions of our subsidiaries may impose restrictions on or require government approval of dividends or certain payments by the subsidiaries. All of our subsidiaries will be separate and independent legal entities and will have no obligation whatsoever to pay any dividends, distributions or other payments to us.

We are dependent on our key executives and may not be able to hire and retain key employees to fully implement our business strategy.

Our success will depend largely on our senior management, which includes our executive officers. As we grow our business, we must attract, retain and integrate additional experienced managers, geoscientists and engineers in order to successfully operate and grow our businesses. The number of available, qualified personnel in the oil and gas industry to fill these positions may be limited. Our inability to attract, retain and integrate these additional personnel or the loss of the services of any of our senior executives or key employees could delay or prevent us from fully implementing our business strategy and could significantly and negatively affect our business.

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

Because of our small size and the relatively large scale of operations required for our business to yield revenue, growth in accordance with our business plan, if achieved, will place a significant strain on our financial, technical, operational and management resources. As we expand our activities and increase the number of projects we are evaluating or in which we participate, there will be substantially more demands on these resources. Further, we may be required to respond to any expansion of our activities in a relatively short period of time in order to meet the demands created by the expansion of these activities, the growth of our business and our drilling objectives. The failure to timely upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of experienced managers, geoscientists and engineers, could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan. If we are unable to implement these actions in a timely manner, our results and the growth of our business may be adversely affected.

Risks Relating to Our Operations in China

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

Currently, two pipelines traverse China in proximity to our Shanxi Province projects; however, we would need to construct two short connecting pipelines with compression facilities.  We estimate the initial cost of this would be approximately $14 million.  If CUCBM elects a 30% working interest in our Shanxi Province project, our net costs would be approximately $10 million.  A pipeline company currently plans to construct a pipeline in the Shanxi Province in relatively close proximity to the locations of our first five horizontal wells in the Shouyang Block, as well as near the Qinnan Block.  The pipeline company has expressed interest in transporting our gas if we achieve commercial levels of production; however, the economics of any such arrangement have not been negotiated.  Should we elect to construct the connecting pipelines, there is no assurance that any of the existing pipelines we might connect to in the future will have sufficient capacity available to meet our requirements.  CBM sales from the Shanxi Province can also be achieved through development of an LNG plant.  No LNG plant exists near our properties in the Shanxi Province.  We estimate that a 100-ton per day LNG plant, which would be capable of processing approximately 5 MMcf of natural gas per day, will cost approximately $15 million to develop. We estimate that a 1,000-ton per day LNG plant, which would be capable of processing approximately 50 MMcf of natural gas per day, would cost approximately $76 million.  Construction of a LNG facility is expected to take at least two years. We believe that we would need to develop several wells to attract a transportation company to build either a pipeline or a LNG plant near our wells in the Shanxi Province.  To generate revenue in China prior to the point at which production reaches pipeline quantities, we may elect to install a CNG facility.  We estimate this alternative would cost approximately $500,000 for a compressor facility which would be capable of processing approximately 3.5 MMcf of natural gas per day.

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

Changes in domestic and foreign import and export laws and tariffs can also materially impact international operations. In addition, foreign operations involve political, as well as economic risks, including:

•	Nationalization;
•	Expropriation;
•	Contract renegotiations;
•	Government intervention and price fixing in certain markets; and
•	Changes in laws resulting from governmental changes.

Additionally, CUCBM is subject to rules and regulations of China or the jurisdiction or influence of other governmental agencies in China that may adversely affect CUCBM’s ability to perform under, or our rights and obligations in our production sharing contracts with CUCBM, such as the potential limitation, restriction renegotiation or preclusion of our capacity or ability to explore and develop the full acreage provided for, and opportunities and obligations under our production sharing contracts. CUCBM could seek to, among other things, increase our expenditures or accelerate our drilling program beyond the minimum contractual requirements under our PSCs. We must comply with certain procedural requirements under our production sharing contracts and with CUCBM in order to obtain the reimbursement of costs incurred under the production sharing contracts. We cannot assure you that we will recover or that CUCBM will approve reimbursement of all costs incurred under the production sharing contract, which could adversely impact our business, financial conditions and results of operations. In the event of a dispute, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States. We may also be hindered or prevented from enforcing our rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity.

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

To date, we have not engaged in hedging activities to hedge our foreign currency exposure.  In the future we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.  However, we may not be successful in reducing foreign currency exchange risks, and as a result, we may from time to time experience losses resulting from fluctuations in the value of the Chinese Yuan.  During 2007, the  U.S. dollar to Yuan exchange rate fluctuated from a minimum of 1:7.30 to a maximum of 1:7.81, with a yearly average of 1:7.61.

Inflation may adversely affect our financial condition and results of operations.

Although inflation has not materially impacted our operations in the recent past, increased inflation in China or the U.S. could have a negative impact on our operating and general and administrative expenses, as these costs could increase.  China has recently experienced inflationary pressures, which could increase our costs associated with our operations in China.  The inflation rate for 2007 was approximately 4.8%, according to China Daily.  In recent months, the Company has increased its use of Chinese suppliers, including drilling contractors, that are paid in Yuan.  In the future, inflation in China may results in higher minimum expenditure requirements under our PSCs if CUCBM adjusts these requirements for inflation.  A material increase in these cost as a result of inflation could adversely affect our operations and, if there are material changes in our costs, we may seek to raise additional funds earlier than anticipated.

We risk the effects of general economic conditions in China.

Any CBM sales we secure could be adversely affected by a sustained economic recession in China. As our operations and end user markets are primarily in China, a sustained economic recession in that country could result in lower demand or lower prices for the natural gas to be produced by us.

We may depend on a few customers when we begin selling our gas production.

At present, we have no coalbed methane gas sales contracts pending and we are not able to accurately predict when we will recognize meaningful revenues from our gas production.  However, when we begin selling our gas production, there may be only a small number of entities we can contract with which will purchase any gas we may produce.  Losing any such potential contract or client would have a material negative impact on our business.

Risks Related to the Oil & Gas Industry

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

If any well becomes commercially productive, it will not be possible to predict the life and production of that well. The actual lives could differ from those anticipated. Sufficient coalbed methane may not be produced for us to receive a profit or even to recover our initial investment. In addition, production from our CBM gas wells, if any, will decline over time, and does not indicate any consistent level of future production.

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

There are numerous natural hazards involved in the drilling of CBM wells, including unexpected or unusual formations, pressures, and blowouts and involving possible damages to property and third parties, surface damages, bodily injuries, damage to and loss of equipment, reservoir damage and loss of reserves. We could also be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred which could have a material adverse effect on our financial condition and results of operations.

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

Our exploration and proposed production activities are subject to certain laws and regulations relating to environmental quality and pollution control. Our operations in China are governed by production sharing contracts between CUCBM and us and the Shanxi farmout agreements. We are subject to the laws, decrees, regulations and standards on environmental protection and safety promulgated by the Chinese government. Various government laws and regulations concerning the discharge of incidental materials into the environment, the generation, storage, transportation and disposal of waste or otherwise relating to the protection of public health, natural resources, wildlife and the environment, affect our current exploration efforts and future development, processing and production operations and the costs related to them. These regulations require us to obtain environmental permits to conduct seismic acquisition, drilling or construction activities. Such regulations also typically include requirements to develop emergency response plans, waste management plans, environmental plans and spill contingency plans.

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

Risks Relating to our Securities

We have registered on registration statements a substantial amount of our outstanding shares of common stock and shares of common stock underlying warrants and options on registration statements and shares of our common stock that cannot currently be traded without restriction that may become eligible for trading in the future.  We cannot predict the effect future sales of our common stock will have on the market price of our common stock.

On December 31, 2007, we had 500 million shares of common stock authorized, of which 137.0 million shares of common stock were issued and outstanding.  We also have 14.3 million shares of common stock subject to options and warrants.  Of the issued and outstanding shares, 30.3 million, or 22.1%, were "restricted stock" subject to resale restrictions. Additionally, 1.6 million shares underlying options and warrants will be restricted stock upon issuance.  Our shares of restricted stock will be available for trading in the future, so long as all the requirements of Rule 144, promulgated under the Securities Act are met.

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

Our board of directors has the authority, without further action by the stockholders, to issue up to 500.0 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500.0 million shares of common stock authorized under our charter documents, of which approximately 137.0 million shares are issued and outstanding as of December 31, 2007. The issuance of preferred stock could have the effect of restricting dividends on the common stock or delaying or preventing our change in control without further action by the stockholders. While we have no present plans to issue any shares of preferred stock, we may need to do so in the future in connection with capital raising transactions. In addition, we may issue additional shares of common stock in connection with capital raising activities. The issuance of additional common stock would also have a dilutive impact on our stockholders’ ownership interest in our company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Undeveloped Lease Acreage

As of December 31, 2007, we owned leasehold interests in China and had rights under production sharing contracts covering the following undeveloped lease acreage.

		Net Acres
	Gross Acres	Maximum	Minimum
China:
Qinnan and Shouyang Blocks, Shanxi Province	1,058,000	1,021,000	704,000
Enhong and Laochang Areas, Yunnan Province	265,000	265,000	159,000

For further discussion of our interests in these properties, see the discussion of our production sharing contracts and farmout agreements under "Our Holdings in the Shanxi Province of the People’s Republic of China" and "Our Holdings in the Yunnan Province of the People’s Republic of China" contained in Item 1, Business.

Other Properties

Our principal office is located at 363 N. Sam Houston Parkway East, Suite 380, Houston, Texas 77060. The principal office consists of approximately 5,770 square feet under lease at December 31, 2007.  We also maintain offices under lease in the following cities of the People’s Republic of China:  Beijing, Taiyuan, and Kunming.

ITEM 3. LEGAL PROCEEDINGS

We have no knowledge of any pending or threatened material litigation, settlement of litigation, or other material claim involving us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders in Houston, Texas on December 7, 2007 for the purposes of electing our Board and amending the 2005 Stock Incentive Plan (the "2005 Plan").  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

(1) Each of the directors nominated by the Board and listed in the proxy statement was elected with votes as follows:

Nominee	For	Withheld
Thomas E. Williams	73,988,498	4,130,273
Michael R. McElwrath	75,179,878	2,938,893
William A. Anderson	75,210,928	2,907,843
C.P. Chiang	75,213,878	2,904,893
Donald A. Juckett	75,214,278	2,904,493
John C. Mihm	75,199,278	2,919,493

There were no abstentions or broker non-votes with respect to the matters voted on at the annual meeting.

(2) The amendments to the 2005 Plan to add 4,000,000 shares of common stock to the 2005 Plan, to increase the number of shares of common stock that may be granted as restricted stock, restricted stock units or other stock based awards from 900,000 to 2,400,000 shares and to provide that no repricing of awards under the 2005 Plan can be affected without stockholder approval were approved by the following vote: 47,296,806 shares for; 3,249,782 shares against; and 274,479 shares abstaining.  For purposes of the amendments, "repricing" means any of the following or any other action that has the same purpose and effect: (a) lowering the exercise price of an outstanding Option granted under the 2005 Plan after it is granted or (b) canceling an outstanding award granted under the 2005 Plan at a time when its exercise or purchase price exceeds the then fair market value of the stock underlying such outstanding award, in exchange for another award or a cash payment, unless the cancellation and exchange occurs in connection with a merger, consolidation, sale of substantially all of the Company's assets, acquisition, spin-off or  other similar corporate transactions.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is not listed for trading on a registered exchange. Shares of our common stock are traded over the counter and quoted on the OTC Bulletin Board under the symbol "FEEC." The OTC Bulletin Board provides information to professional market makers who match sellers with buyers. The high and low bid quotations of our common stock presented below includes intra-day trading prices. These quotations represent inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

	High	Low
2007
First Quarter	$1.18	$0.75
Second Quarter	$1.92	$0.81
Third Quarter	$1.68	$1.02
Fourth Quarter	$1.50	$0.84

2006
First Quarter	$2.32	$1.21
Second Quarter	$2.45	$1.42
Third Quarter	$1.70	$1.07
Fourth Quarter	$1.28	$0.75

On February 18, 2008, we had 137,458,794 shares of common stock outstanding. There were approximately 120 stockholders of record as of February 18, 2008.  There are an estimated 2,700 beneficial owners of our common stock, including shares held in street name.

We currently intend to retain all future earnings to fund the development and growth of our business. We have not paid dividends on our common stock and do not anticipate paying cash dividends in the immediate future. We did not repurchase any of our equity securities in 2007 and have not adopted a stock repurchase program.

Stock Performance Graph

The following graph compares the performance of the Company’s common stock with that of the S&P 500 Index and the Dow Jones U.S. Exploration & Production Index. The graph sets forth the cumulative total stockholder return, which assumes reinvestment of dividends, of a $100 investment on December 31, 2002 in the Company’s common stock, the S&P Composite Index and the Dow Jones Industry Index.

	Cumulative Total Return
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Far East Energy Corporation	$100.00	$78.10	$29.05	$32.38	$21.67	$22.86
S&P Composite	100.00	128.68	142.69	149.70	173.34	182.87
Dow Jones U.S. Oil & Exploration	100.00	132.89	185.94	307.40	323.91	465.35

The information included under this section entitled "Stock Performance Graph" is deemed not to be "soliciting material" or "filed" with the SEC, is not subject to the liabilities of Section 18 of the Exchange Act, and shall not be deemed incorporated by reference into any of the filings previously made or made in the future by our company under the Exchange Act or the Securities Act of 1933, as amended ("Securities Act"), except to the extent the Company specifically incorporates any such information into a document that is filed.

Recent Sales of Unregistered Securities

We issued a total of 55,000 shares of our common stock in 2007 and 10,000 shares of our common stock subsequent to December 31, 2007 through the date of this report, to a consultant in consideration for investor relations services during the periods. The securities, which were taken for investment purpose and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and supplementary information included in Item 8, Financial Statements and Supplementary Data.

	As of and for the Years Ended December 31,
	2007	2006 (1)	2005	2004	2003
Operating Results Data
Operating revenues	$-	$-	$-	$-	$-
Operating expenses:
Exploration costs	3,345,000	1,914,000	3,510,000	2,069,000	516,000
Leasehold operating expense	1,945,000	958,000	-	-	-
General and administrative	7,230,000	7,903,000	5,052,000	5,470,000	3,129,000
Impairment loss	-	-	-	450,000	3,328,000
Amortization of contract rights	-	-	-	23,000	58,000
Loss on investment in joint venture	-	-	-	-	22,000
Total operating expenses	12,520,000	10,775,000	8,562,000	8,012,000	7,053,000
Operating loss	(12,520,000)	(10,775,000)	(8,562,000)	(8,012,000)	(7,053,000)
Other income (expense):
Interest expense	-	-	-	(9,000)	(168,000)
Interest income	721,000	560,000	293,000	17,000	6,000
Gain on sale of assets	-	-	8,000	-	-
Foreign currency exchange loss	(50,000)	(128,000)	(31,000)	-	(2,000)
Total other income (expense)	671,000	432,000	270,000	8,000	(164,000)
Loss before income taxes	(11,849,000)	(10,343,000)	(8,292,000)	(8,004,000)	(7,217,000)
Income taxes	-	-	-	-	-
Net loss	$(11,849,000)	$(10,343,000)	$(8,292,000)	$(8,004,000)	$(7,217,000)

Earnings per share: Basic and diluted	$(0.09)	$(0.10)	$(0.10)	$(0.13)	$(0.14)

Financial Position Data
Total assets	$49,793,000	$45,654,000	$27,011,000	$15,413,000	$4,614,000
Total liabilities	3,298,000	3,943,000	2,830,000	940,000	870,000
Stockholders' equity	46,495,000	41,711,000	24,181,000	14,473,000	3,744,000

(1) During the fourth quarter of 2006, we determined that the functional currency for our Chinese operations for 2006 and prior reporting periods included in this Annual Report on Form 10-K was U.S. Dollars, instead of the Chinese Yuan as previously reported and utilized (see "Foreign Currency Transactions" in Note 1 to the consolidated financial statements).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes and all of the other information contained elsewhere in this report.  The terms "we," "us," "our" and "our company" refer to Far East Energy Corporation.

Overview

We are a development stage company, and our objective is to become a recognized leader in CBM property acquisition, exploration, development and production. In 2007, we continued our primary activities of drilling, testing and completion of exploratory wells, which we commenced in late 2003.  Our activities prior to 2003 were principally limited to organizational activities, including developing a strategic operating plan, capital funding, hiring personnel, entering into contracts, and acquiring rights to explore, develop, produce and sell oil and gas or CBM.

During 2007, we continued our efforts of CBM exploration and development in the Shouyang and Qinnan Blocks of the Shanxi Province in northern People’s Republic of China ("PRC" or "China") and in the Enhong and Laochang areas of the Yunnan Province in southern China.  During 2007, we incurred total exploratory expenditures of $10.8 million, of which $7.7 million was capitalized.  For further information concerning our incurred exploratory costs, see "Capital Resources and Liquidity – Total Exploration Expenditures" below.

In the Shouyang Block of the Shanxi Province, we completed a horizontal well, FCC-HZ05, in the first quarter of 2007.  We extended the horizontal reach in the coal seam of FCC-HZ03 by drilling the well laterally in the second quarter of 2007.  Also, during the second quarter of 2007, we drilled an underbalanced vertical well, FCC-HZ06V, and cavitated the well bore in the coal to accelerate the dewatering process.  In the fourth quarter of 2007, we drilled two vertical wells, FCC-HZ07V and FCC-HZ08V and began drilling two other vertical wells, FCC-HZ10V and FCC-HZ15V.  We also entered into a multi-well drilling contract. We plan to drill five additional vertical wells during 2008 in a pattern that represents an orderly progression of the field in a westerly direction using two drilling rigs simultaneously.

In the Qinnan Block of the Shanxi Province, we processed the test data from a vertical well we drilled in December 2006 in the first quarter of 2007.  In June 2007, we entered into a turnkey contract with a Chinese drilling company to drill a horizontal well for $1.2 million.  The plan for the well was to achieve a horizontal reach in the coal of approximately 3,000 meters (9,800 feet).  The drilling company encountered serious drilling difficulties and was unable to complete the well program as specified at year-end.  We are not liable for payment of the cost of this well until the drilling company meets its obligations under the contract.  As such, there is no current accrual for the contracted amount in our financial statements.  Drilling operations are continuing, but we cannot predict when or if the drilling company will be able to successfully drill the well.

In the Enhong and Laochang areas of the Yunnan Province, we continued our geological and geophysical activities and drilling of slim hole vertical wells to gain more data and to enhance our understanding of structure complexity, coal lateral continuity, coal properties and reservoir characteristics.  To date, we have drilled eight vertical wells with the most recent one completed in December 2007.  We are reviewing the data collected from these wells and other wells drilled by the Chinese coal industry.  Based on the data gathered, we plan to drill a  cluster of four deviated wells to stimulate and test-produce the major coal seams in 2008.

Although we believe the results of our exploration activities in the Yunnan and Shanxi Provinces have been favorable, we may need to complete several more wells to achieve commercial viability in these provinces, which will require significant capital expenditures.  The Shanxi Province is currently constructing an intra-provincial pipeline network.  One branch of that network is currently planned to be constructed across or directly adjacent to our current area of drilling in the northern portion of the Shouyang Block.  No condensed natural gas ("CNG") facility, liquefied natural gas ("LNG") plant or other off-take candidate currently exists near our Shanxi Province projects, and pipelines may need to be built on those projects to connect to larger pipelines to transport any CBM that may be produced from those projects. No gas pipeline, CNG facility, LNG plant, or other off-take candidate currently exists to transport CBM from our properties in the Yunnan Province, and it is not likely that any such facilities will be built if and until favorable results are obtained from several more wells.

In August 2007, we entered into a stock subscription agreement with International Finance Corporation ("IFC") pursuant to which we issued to IFC 11,485,452 shares of our common stock, for aggregate gross proceeds to us of $15 million.  In conjunction with the transaction, we also issued to IFC warrants for the purchase of 4,019,908 shares of common stock at an exercise price of $2.61 per share.  No placement agent fee, finder fee or commission was paid in conjunction with the sale of the common stock or the warrants to IFC.  Legal expenses and other direct costs related to the transaction totaled $186,000.

We have not recognized any revenues from our operations and are not able to accurately predict when we will recognize meaningful revenues. We incurred a net loss of approximately $11.8 million for the year ended December 31, 2007, and we expect to incur losses and negative cash flows for the foreseeable future. As we are a development stage company concentrating on exploration and development of CBM, our expenditures primarily consist of geological and engineering services and drilling costs. Our expenses also consist of consulting and professional services, compensation, legal and accounting and general and administrative expenses.

For 2008, we plan to at least fulfill all of our minimum requirements, including but not limited to, work programs and minimum expenditure requirements arising under our PSCs.  We also anticipate expanding our 2008 capital and related expenditures, depending on the timing of our fundraising efforts and/or whether results from our current exploratory activities indicate that it is beneficial for us to incur the additional expenditures.  Based on funds currently available to us, we believe that we have adequate cash resources to fund our operations and minimum contractual exploration and development obligations in China through the fourth quarter of 2008.  We will require resources to fund significant capital expenditures for exploration and development activities and to fund operating expenses in future periods beyond 2008. As we do not have a source of revenue, we will require additional financing in order to continue our exploration and development in the PRC and sustain our operating losses. We intend to finance our operations by various methods, which might include issuing equity securities, the continued exercise of warrants issued to investors in conjunction with previously completed private offerings, entering into farmout agreements and other arrangements with strategic partners, and debt financing, among other alternatives.  As of February 18, 2008, the amount available under our filed registration statement with the SEC for the offer and sale from time to time of our debt securities, preferred stock and/or common stock totaled $107.5 million.  If we fail to raise the necessary funds to complete our exploration activities and we cannot obtain any required extensions to the requirements under our PSCs, we would not be able to successfully complete our exploration activities, and we may lose rights under our PSCs.

Results of Operations

Year Ended 2007 compared to Year Ended 2006

			Increase	%
	2007	2006	(Decrease)	Change
Exploration costs	$3,345,000	$1,914,000	$1,431,000	75%
Lease operating expense	1,945,000	958,000	987,000	103%
General and administrative	7,230,000	7,903,000	(673,000)	-9%
Total	$12,520,000	$10,775,000	$1,745,000	16%

Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves (see "Capital Resources and Liquidity - Exploratory Costs Incurred" below).  Expensed exploration costs for 2007 was higher than 2006 primarily due to the expensing of exploration permit fees and inclusion of certain general and administrative expenses, which were identified as directly related to exploratory activities.

LOE for 2007 comprised of expenses pertained to the dewatering efforts of four horizontal wells and a vertical well in the Shouyang Block in the Shanxi Province, which presently have small sustained gas flows.  The production is currently small and the data obtained is not yet sufficient to project peak gas production.  Recording of these costs related to the first two of the four horizontal wells as LOE began in July and October 2006, respectively.  Recording of these costs related to the last two of the four horizontal wells and the vertical well as LOE began in May 2007 and August 2007, respectively.  LOE for 2007 increased due primarily to the additional costs as a result of dewatering five wells in 2007 versus two in 2006.

General and administrative expenses for 2007 decreased primarily due to lower share-based compensation amortization as grants awarded in the first half of 2004 were completely amortized by the end of the second quarter of 2007 and the absence of costs incurred related to the proxy contest which began in late third quarter of 2006.  The decrease was partially offset by salary adjustments effective in the first quarter of 2007 and higher professional service fees and costs related to additional employees in China to support expanded operations.

Year Ended 2006 compared to Year Ended 2005

			Increase	%
	2006	2005	(Decrease)	Change
Exploration costs	$1,914,000	$3,510,000	$(1,596,000)	-45%
Lease operating expense	958,000	-	958,000	n/a
General and administrative	7,903,000	5,052,000	2,851,000	56%
Total	$10,775,000	$8,562,000	$2,213,000	26%

Exploration costs consist primarily of the write-off of drilling and exploration costs previously capitalized. Accounting for such write-off’s is determined by Statement of Financial Accounting Standards (SFAS) No. 19, Financial Accounting and Reporting by Oil and Gas Producing Entities and Financial Accounting Standards Board Staff Position (FSP) No. 19-1, Accounting for Suspended Well Cost, which require that wells be expensed unless a sufficient quantity of reserves has been located to justify the well’s completion, and the enterprise is making sufficient progress assessing the reserves.  For further discussion of our accounting policies, see "Critical Accounting Policies—Accounting for Oil and Gas Properties" below.  The higher exploration costs for 2005 were primarily attributable to the expense in 2005 of drilling and fracture costs of $2,335,000 that were capitalized in 2004. Comparable write-off’s in 2006 totaled $559,000, and included trailing costs for the wells identified for write-off in 2005, as well as $451,000 expensed for the Yunnan FCY-LC04 and FCY-LC05 wells.  These Yunnan Province wells were two slim hole wells drilled for informational purposes, which we do not expect to develop further.  The increase was also due to higher geologic and engineering services as a result of seismic surveying and geological costs in the Shanxi and Yunnan Provinces from increased exploration activity in 2006, which we expect to continue to increase in subsequent periods as additional exploration activity occurs.  This increase is partially due to the acquisition of 25 kilometers of 2D seismic information in the Qinnan Block.

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

General and Administrative expenses increased in 2006 compared to 2005 due primarily to expenses related to the proxy contest in late 2006, higher consultant expenses related to operations planning for PRC project development and compensation expense.  Compensation expense increased primarily due to the adoption of SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)) in 2006, which requires that we measure the compensation expense for options awarded to our board of directors and employees at the grant date and recognize the expense over the period that the compensation is earned.  Prior to our adoption of  SFAS No. 123(R), we accounted for our options awarded to employees and members of our board of directors under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and recognized expense to the extent that the exercise price of the option was less than the market price on the date of grant.  Cash compensation increased due primarily to an approximate 10% increase in salary and benefits, increased bonuses, and additional employees in the PRC.

Interest income increased in 2006 compared to 2005 primarily as a result of increased cash balances available for investment and higher interest rates in 2006.

Capital Resources and Liquidity

We have no source of revenue or cash flow from operations, and our primary source of cash flow has been cash proceeds from private placements of our common stock and warrants to purchase our common stock, exercise of warrants and options to purchase our common stock and, in 2005, the sale of our Montana properties. Our principal requirements for cash are exploration and development of our CBM properties in China. Based on funds currently available to us, we believe that we have adequate cash resources to fund our required operations and exploration and development operations in China through the fourth quarter of 2008.  However, to continue to operate and explore and develop our projects in China, we will need to raise additional funds by the first quarter of 2009.

Exploratory Costs Incurred

The table below sets out components of costs incurred related to our exploratory activities in China:

			February 4, 2000
	Year ended December 31,		(Inception) through
	2007	2006	December 31, 2007

Additions to Unproved Oil and Gas Properties
Shanxi Province	$7,326,000	$14,745,000	$31,347,000
Yunnan Province	331,000	93,000	548,000
	7,657,000	14,838,000	31,895,000
Exploration Expenditures	3,188,000	1,650,000	11,735,000
Total Cost Incurred Related to Exploratory Activities	$10,845,000	$16,488,000	$43,630,000

Exploration Expenditures shown in the above table differ from Exploration Costs in our Consolidated Statements of Operations.  Exploration Expenditures in the table represent costs incurred during the current period only.  Exploration Costs include prior periods’ costs charged to expense during the current period.  Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves.  We assess our capitalized exploratory well costs each quarter to determine whether costs should remain capitalized or should be charged to earnings. Our assessment indicated that our current work programs demonstrated our efforts in making sufficient continuing progress toward assessing the reserves. Therefore, we have continued to capitalize these costs.  As of December 31, 2007, we had exploratory drilling costs that have been deferred for more than one year (see Note 5 to the Consolidated Financial Statements).

Cash flow

As of December 31, 2007, 2006 and 2005, cash and cash equivalents were $16,906,000, $20,501,000 and $14,631,000, respectively.

Cash used in operating activities for 2007 was $10,783,000 as compared to $6,495,000 for 2006 and $4,229,000 for 2005.  We generated no revenue in each of those years. The increase in cash used in operating activities in 2007 was due primarily to increased exploration costs and operating expenses and a decrease in total accounts payable and accrued liabilities.  Operating expenses increased due to our dewatering efforts of four horizontal wells and a vertical well, as compared to dewatering efforts of two horizontal wells in 2006.  The increase in cash used in operating activities in 2006, as compared to 2005, was due to increased operations activities and the cost of the proxy contest in late 2006.  In 2005, the reduction in cash used in operating activities was due to the reduction in certain cash operating expenses, including legal and accounting, travel and general and administrative costs, as well as an increase in interest income and improved vendor relationships, enabling us to extend payment terms.

Cash used in investing activities for 2007 was $8,055,000 as compared to $13,611,000 for 2006 and $10,078,000 for 2005.  In 2007, cash used in investing activities was lower than a year ago due primarily to drilling of one horizontal well, as compared to three in 2006.  In 2006, cash used in investing activities included $14,861,000, offset by return of an escrow of $1,250,000.  The increase in cash used in investing activities in 2006, as compared to 2005, was due to increased drilling and testing projects, including completion of the drilling of our second horizontal well, the drilling and completion of two additional horizontal wells, and the initial drilling process for the fifth horizontal well in the Shouyang Block of the Shanxi project.  In 2005, expenditures related to drilling and testing one horizontal well and continuing to drill an additional horizontal well in the Shanxi Province totaled $10,606,000.  Additionally, in 2005, in conjunction with the sale of our Montana properties, we purchased $100,000 of overriding royalty interests, which we included in the sale of our Montana properties for gross proceeds of approximately $1,135,000.  During 2005, we deposited an additional $250,000 in escrow with a vendor in conjunction with the drilling of the Shanxi horizontal wells.

Cash provided by financing activities for 2007 was $15,243,000, as compared to $26,068,000 for 2006 and $17,424,000 for 2005.  Cash provided by financing activities for 2007 comprised of net proceeds from the aforementioned stock subscription agreement with IFC of $14,814,000 and proceeds from exercise of options to purchase our common stock of $429,000.  The increase in cash provided by financing activities in 2006 was generated by the private placement and public offering of our common stock, as well as proceeds from the exercise of warrants for previously completed equity offerings and from the exercise of options to purchase our common stock. The increase in cash provided by financing activities in 2005 reflects proceeds from the private placement of our common stock and warrants to purchase our common stock as well as the exercise of warrants from previously completed equity offerings. Net proceeds from the sale of our common stock and warrants were approximately $25.0 million in 2006 and $12.7 million in 2005. Additionally, during 2006 and 2005, respectively, we received approximately $784,000 and $4,549,000 upon the exercise of warrants, and $331,000 and $156,000 upon the exercise of options to purchase our common stock.

Capital Resources and Requirements

Our board of directors has the authority, without further action by the stockholders, to issue up to 500 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500 million shares of common stock authorized under our charter documents, of which approximately 137.0 million shares were issued and outstanding as of December 31, 2007. As of February 18, 2008, the amount available under a filed registration statement with the SEC for the offer and sale from time to time of our debt securities, preferred stock and/or common stock totaled $107.5 million. The issuance of preferred stock could have the effect of restricting dividends on the common stock or delaying or preventing our change in control without further action by the stockholders. While we have no present plans to issue any shares of preferred stock, we may need to do so in the future in connection with capital raising transactions. In addition, we may issue additional shares of common stock in connection with capital raising activities. The issuance of additional common stock would also have a dilutive impact on our stockholders’ ownership interest in our company.

The exploration and development of coalbed methane gas reserves requires substantial capital expenditures. In order to reduce our investment in a particular project, we may form joint ventures and seek joint venture partners to share the costs. We incurred approximately $10.8 million of costs related to exploratory activities during 2007.   For  2008, we plan to at least fulfill all of our minimum requirements, including but not limited to, work programs and minimum expenditure requirements arising under our PSCs.  We also anticipate expanding our 2008 capital and related expenditures, depending on the timing of our fundraising efforts and/or whether results from our current exploratory activities indicate that it is beneficial for us to incur the additional expenditures.  Based on funds currently available to us, management believes that we have adequate cash resources to fund our operations and minimum contractual exploration and development operations in China through the fourth quarter of 2008.  If our operating requirements differ materially from those currently planned, we may require more financing than currently anticipated.

We will also require resources to fund significant capital expenditures for exploration and development activities and to fund operating expenses in future periods. We are not able to accurately predict when we will recognize meaningful revenues.  CBM projects traditionally require multiple wells to properly dewater the coal and generate predictable volumes of gas. It is not yet possible to predict volumes, so firm decisions about marketing the CBM cannot yet be made. To generate revenue in China prior to the point at which production reaches pipeline quantities, we may elect to install compressors and produce CNG, which could be sold to local communities. We estimate that this alternative would cost approximately $500,000 for a compressor facility which is capable of processing 3.5 MMcf of natural gas per day. We could also elect to construct LNG facilities on our properties. We estimate that a 100-ton per day LNG facility, which would liquefy approximately five MMcf of gas per day, would cost approximately $15 million to construct. We estimate that a 1,000-ton per day facility capable of liquefying 50 MMcf of gas per day would cost approximately $76 million.  Construction of a LNG facility is expected to take at least two years.  The Shanxi Province is currently constructing an intra-provincial pipeline network.  One branch of the network is currently planned to be constructed across or directly adjacent to our current area of drilling in the northern portion of the Shouyang Block. We may construct pipelines to move CBM from our fields to either municipalities or other pipelines. We estimate the initial cost to construct pipelines in the Yunnan Province and Shanxi Province will total approximately $52 million.  If CUCBM elects a 30% working interest in Shanxi and 40% working interest in Yunnan our net costs would be approximately $33 million.  We are delaying any decisions regarding the construction of CNG facilities, LNG facilities or pipelines until such time as significant CBM volumes are achieved.  We believe this delay may allow us to avoid construction costs to the extent other entities or strategic partners have constructed, are constructing, or are planning to construct, such facilities.
We do not currently have the funds to complete our current and proposed business operations in China.  To develop our projects in China over the long term, we need to obtain project funding to satisfy significant expenditures for exploration and development of those projects, if they are successful. We intend to obtain the funds for our planned exploration and development activities by various methods, which might include the issuance of equity securities, issuance of debt instruments, continued exercise of warrants issued to investors in conjunction with the recently completed private offerings, obtaining farm-out partners and the potential sale of property interests, among other alternatives. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all. If our operating requirements vary materially from those currently planned, we may require more financing than currently anticipated. Borrowing money may involve pledging some or all or our assets.  Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing stockholders.  If we fail to raise the necessary funds to complete our exploration activities and we cannot obtain any required extensions to the requirements under our PSCs, we would not be able to successfully complete our exploration activities and we may lose rights under our PSCs.

Contractual Obligations

Obligations under non-cancelable agreements at December 31, 2007 were as follows:

		Payments Due by Period
					2014 and
	Total	2008	2009 - 2011	2012 - 2013	Beyond
Long-Term Debt Obligations	$-	$-	$-	$-	$-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations(1)	1,321,000	385,000	869,000	67,000	-
Purchase Obligations(2)	12,010,216	7,835,143	4,175,073	-	-
Other Long-Term Liabilities Reflected on the
Registrant's Balance Sheet Under GAAP	-	-	-	-	-
Totals	$13,331,216	$8,220,143	$5,044,073	$67,000	$-
____________

(1)   We enter into operating leases in the normal course of business primarily for our office space and equipment.
(2)   We include in purchase obligations contractual agreements to purchase goods or services that are legally enforceable and that specify all significant terms, including fixed or minimum quantities, fixed, minimum or variable price provisions and the approximate timing of the transaction. We have included our obligations under the PSCs for the Yunnan Province project and Shanxi Province project for which the amounts were specified in the contracts. We have elected to enter into Phase II for the

Yunnan Province project and Phase III for the Shanxi Province project and have included contractual expenses through completion of these phases, which are currently required to be completed by June 30, 2009.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2007, we were not involved in any unconsolidated SPE transactions or any other form of off-balance sheet arrangement.

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

Impairment of unproved oil and gas properties. Unproved leasehold costs and exploratory drilling in progress are capitalized and are reviewed periodically for impairment. Costs related to impaired prospects or unsuccessful exploratory drilling are charged to expense. The estimated fair value of unproved leasehold costs includes the present value of probable reserves discounted at rates commensurate with the risks involved in each classification of reserve. Our assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impacts the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future, as it may not be economic to develop some of these unproved properties. As of December 31, 2007, we had total unproved oil and gas property costs of approximately $31.9 million, consisting of undeveloped leasehold costs of $0.4 million in China and unevaluated exploratory drilling costs of $31.5 million incurred in China.

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

We have drilled a small number of horizontal wells and vertical wells in the Shanxi Province and Yunnan Province.  Phillips drilled three wells in the Shanxi Province, which we acquired through our farmout agreements with Phillips.  We will be required to plug and abandon those wells and restore the well site upon completion of their production. Sufficient testing on the wells has not been completed to determine the lives of these wells and therefore we have insufficient information to determine the timing of the obligations related to plugging, abandoning and restoring the site and cannot determine the present value of the obligation. Due to the small number of wells, we do not believe the obligation is material, and we will recognize the liability when a reasonable estimate of fair value can be made. Therefore, there is no provision in the accompanying consolidated financial statements.

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

Share-based Compensation. On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)) to account for stock options granted to our employees and members of our board of directors.  We determine the fair value of the options awarded using the Black Scholes option pricing model.  We determine the expected lives based upon historical exercise rates, or if the options awarded have characteristics that are dissimilar to our historical information, we utilize the expected life calculation provided for under the Security and Exchange Commission’s Staff Accounting Bulletin (SAB) 107 for "plain vanilla" options as defined in the SAB.  We estimate volatility using the historical daily price intervals for our common stock, unless the expected life exceeds our available historical information.  We then use an average of our historical volatility and volatility estimated for similar peer companies for the remaining period.  We estimate forfeiture rates using appropriate historical information and analyze our forfeiture rates quarterly to determine if any revisions are necessary.  Our graded vesting options are accounted for under the straight-line attribution method.

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

In July 2005, the Chinese government began to permit the Chinese Yuan to float against the U.S. Dollar.  All of our costs to operate our Chinese offices are paid in Chinese Yuan.  Our exploration costs in China may be incurred under contracts denominated in Chinese Yuan or U.S. Dollars.  During 2007, the  U.S. dollar to Yuan exchange rate fluctuated from a minimum of 1:7.30 to a maximum of 1:7.81, with a yearly average of 1:7.61.  If the Chinese Yuan continues to appreciate with respect to the U.S. dollar, our costs in China may increase.  To date we have not engaged in hedging activities to hedge our foreign currency exposure.  In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.

Although inflation has not materially impacted our operations in the recent past, increased inflation in China or the U.S. could have a negative impact on our operating and general and administrative expenses, as these costs could increase.  China has recently experienced inflationary pressures, which could increase our costs associated with our operations in China.  The inflation rate for 2007 was approximately 4.8%, according to China Daily.  In recent months, the Company has increased its use of Chinese suppliers, including drilling contractors, that are paid in Yuan.  In the future, inflation in China may result in higher minimum expenditure requirements under our PSCs if CUCBM adjusts these requirements for inflation.  A material increase in these cost as a result of inflation could adversely affect our operations and, if there are material changes in our costs, we may seek to raise additional funds earlier than anticipated.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm, Payne Smith & Jones, P.C., that audited our consolidated financial statements included in this report, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2007, which is included on page 36 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Far East Energy Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Far East Energy Corporation and Subsidiaries (a development stage company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007 and for the period from the date of incorporation on February 4, 2000 to December 31, 2007. Our audits also included the financial statement schedule listed in Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Far East Energy Corporation and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 and for the period from the date of incorporation on February 4, 2000 to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Far East Energy Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2008, expressed an unqualified opinion.

February 18, 2008

/s/ Payne Smith & Jones, P.C.
Payne Smith & Jones, P.C.

Dallas, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Far East Energy Corporation and Subsidiaries

We have audited Far East Energy Corporation and Subsidiaries' (FEEC) (a development stage company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FEEC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of FEEC’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, FEEC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FEEC, as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows of FEEC for each of the years in the three-year period ended December 31, 2007 and for the period from the date of incorporation on February 4, 2000 to December 31, 2007, and our report dated February 18, 2008 expressed an unqualified opinion.

February 18, 2008

/s/ Payne Smith & Jones P.C.
Payne Smith & Jones, P.C.
Dallas, Texas

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets

	At December 31,
	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$16,906,000	$20,501,000
Inventory	297,000	57,000
Prepaid expenses	149,000	217,000
Deposits	94,000	363,000
Other current assets	30,000	9,000
Total current assets	17,476,000	21,147,000

Property and equipment, net	32,317,000	24,507,000
Total assets	$49,793,000	$45,654,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,359,000	$1,632,000
Accrued liabilities	1,939,000	2,311,000
Total current liabilities	3,298,000	3,943,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value,500,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized,137,005,294 and 123,767,342 issued, respectively	137,000	124,000
Additional paid-in capital	94,983,000	77,599,000
Unearned compensation	(764,000)	-
Deficit accumulated during the development stage	(47,861,000)	(36,012,000)
Total stockholders' equity	46,495,000	41,711,000
Total liabilities and stockholders' equity	$49,793,000	$45,654,000

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations

				February 4, 2000
	Year ended December 31,			(Inception) through
	2007	2006	2005	December 31, 2007

Operating revenues	$-	$-	$-	$-
Operating expenses:
Exploration costs	3,345,000	1,914,000	3,510,000	11,735,000
Lease operating expense	1,945,000	958,000	-	2,903,000
General and administrative	7,230,000	7,903,000	5,052,000	30,573,000
Impairment loss	-	-	-	3,778,000
Loss on investment in joint venture	-	-	-	22,000
Amortization of contract rights	-	-	-	81,000
Total operating expenses	12,520,000	10,775,000	8,562,000	49,092,000
Operating loss	(12,520,000)	(10,775,000)	(8,562,000)	(49,092,000)
Other income (expense):
Interest expense	-	-	-	(177,000)
Interest income	721,000	560,000	293,000	1,610,000
Gain on sale of assets	-	-	8,000	8,000
Foreign currency transaction loss	(50,000)	(128,000)	(31,000)	(210,000)
Total other income	671,000	432,000	270,000	1,231,000
Loss before income taxes	(11,849,000)	(10,343,000)	(8,292,000)	(47,861,000)
Income taxes	-	-	-	-
Net loss	$(11,849,000)	$(10,343,000)	$(8,292,000)	$(47,861,000)

Earnings per share:
Basic and diluted	$(0.09)	$(0.10)	$(0.10)

Weighted average shares outstanding:
Basic and diluted	128,630,619	104,912,539	82,464,902

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Deficit
					Accumulated	Accumulated
	Common Stock		Additional		During the	Other	Total
	Number of	Par	Paid-In	Unearned	Development	Comprehensive	Stockholders'
	Shares	Value	Capital	Compensation	Stage	Income (Loss)	Equity

For the Years Ended December 31, 2007, 2006 and 2005

Balance at December 31, 2004	76,542,410	$77,000	$31,704,000	$-	$(17,377,000)	$(4,000)	$14,400,000
Net loss					(8,292,000)		(8,292,000)
Common shares issued	15,780,792	16,000	12,526,000				12,542,000
Shares issued to consulting firm	60,000	-	73,000				73,000
Stock options outstanding			481,000				481,000
Stock options exercised	240,000	-	156,000				156,000
Warrants issued			176,000				176,000
Warrants exercised	4,524,020	4,000	4,545,000				4,549,000
Foreign currency translation adjustment						96,000	96,000
Balance at December 31, 2005	97,147,222	97,000	49,661,000	-	(25,669,000)	92,000	24,181,000
Net loss					(10,343,000)		(10,343,000)
Common shares issued	25,514,511	26,000	24,927,000				24,953,000
Shares issued to consulting firm	59,259	-	91,000				91,000
Stock options outstanding			1,772,000				1,772,000
Stock options exercised	510,000	-	331,000				331,000
Warrants issued			34,000				34,000
Warrants exercised	536,350	1,000	783,000				784,000
Foreign currency translation adjustment						(92,000)	(92,000)
Balance at December 31, 2006	123,767,342	124,000	77,599,000	-	(36,012,000)	-	41,711,000
Net loss					(11,849,000)		(11,849,000)
Common shares issued	11,480,452	11,000	14,803,000				14,814,000
Non-vested shares issued	1,032,292	1,000	922,000	(764,000)			159,000
Shares issued to consulting firm	60,000	-	60,000				60,000
Stock options exercised	660,000	1,000	428,000				429,000
Stock-based compensation expense			1,171,000				1,171,000
Warrants exercised	5,208	-	-				-
Balance at December 31, 2007	137,005,294	$137,000	$94,983,000	$(764,000)	$(47,861,000)	$-	$46,495,000

Inception (February 4, 2000) through December 31, 2007

Balance at February 4, 2000	-	$-	$-	$-	$-	$-	$-
Net loss					(47,861,000)		(47,861,000)
Common shares issued	126,426,187	127,000	78,817,000				78,944,000
Non-vested shares issued	1,032,292	1,000	922,000	(764,000)			159,000
Shares issued to consulting firm	211,259	-	283,000				283,000
Stock options outstanding			4,314,000				4,314,000
Stock options exercised	1,410,000	1,000	915,000				916,000
Stock-based compensation expense			1,171,000				1,171,000
Warrants issued			210,000				210,000
Warrants exercised	7,925,556	8,000	8,185,000				8,193,000
Warrants redeemed unexercised			(2,000)				(2,000)
Debt issued with beneficial conversion feature			168,000				168,000
Balance at December 31, 2007	137,005,294	$137,000	$94,983,000	$(764,000)	$(47,861,000)	$-	$46,495,000

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Years Ended December 31,			February 4, 2000 (Inception) through
	2007	2006	2005	December 31, 2007

Cash flows from operating activities
Net loss	$(11,849,000)	$(10,343,000)	$(8,292,000)	$(47,861,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	88,000	83,000	61,000	347,000
Stock issued to pay expense	61,000	91,000	73,000	283,000
Share-based compensation	1,330,000	1,772,000	481,000	5,644,000
Prior period capitalized exploratory well costs expensed	157,000	264,000	2,335,000	-
(Increase) decrease in inventory	(241,000)	101,000	(82,000)	(298,000)
(Increase) decrease in prepaids	68,000	475,000	(782,000)	(149,000)
(Increase) decrease in deposits	269,000	(109,000)	(65,000)	(94,000)
(Increase) decrease in other current assets	(21,000)	6,000	(16,000)	(30,000)
Increase (decrease) in accounts payable and accrued liabilities	(645,000)	1,147,000	2,066,000	3,298,000
Impairment expense	-	-	-	3,778,000
Gain on sale of assets	-	-	(8,000)	(8,000)
Other, net		18,000	-	378,000
Net cash used in operating activities	(10,783,000)	(6,495,000)	(4,229,000)	(34,712,000)

Cash flows from investing activities
Additions to unproved oil and gas properties in China	(7,657,000)	(14,838,000)	(10,706,000)	(31,895,000)
Other oil and gas investment	-	-	-	(1,278,000)
Additions to other property	(398,000)	(23,000)	(230,000)	(769,000)
Sale of oil and gas property	-	-	1,108,000	1,108,000
Escrow account transactions	-	1,250,000	(250,000)	-
Net cash used in investing activities	(8,055,000)	(13,611,000)	(10,078,000)	(32,834,000)

Cash flows from financing activities
Net proceeds from sale of common stock	14,814,000	24,953,000	12,719,000	75,345,000
Net proceeds from exercise of options	429,000	331,000	156,000	916,000
Net proceeds from exercise of warrants	-	784,000	4,549,000	8,191,000
Net cash provided by financing activities	15,243,000	26,068,000	17,424,000	84,452,000

Effect of exchange rate changes on cash	-	(92,000)	96,000	-
Increase (decrease) in cash and cash equivalents	(3,595,000)	5,870,000	3,213,000	16,906,000
Cash and cash equivalents--beginning of period	20,501,000	14,631,000	11,418,000	-
Cash and cash equivalents--end of period	$16,906,000	$20,501,000	$14,631,000	$16,906,000

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
 (A Development Stage Company)
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Business.  We were incorporated in the state of Nevada on February 4, 2000, and on January 10, 2002, we changed our name to Far East Energy Corporation. The terms "we," "us," "our," "FEEC" and "our company" refer to Far East Energy Corporation.  We are an independent energy company.  FEEC, together with its subsidiaries, engages in the acquisition, exploration and development of coalbed methane ("CBM") gas properties in the People’s Republic of China ("PRC"). We are a development stage company, and our activities have been limited to organizational activities, including developing a strategic operating plan, capital funding, hiring personnel, entering into contracts acquiring rights to explore for, develop, produce and sell oil and gas or coalbed methane, and drilling, testing and completion of exploratory wells.

Principles of Consolidation.  Our consolidated financial statements include the accounts of our wholly-owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Our wholly-owned subsidiaries include: Far East Energy (Bermuda), Ltd., a Bermuda company; Newark Valley Oil & Gas, Inc., a Nevada corporation; Yunnan Huayi Eco-Tech Consulting Co. Ltd., a Chinese company; and Far East (BVI), Inc., organized under the laws of the British Virgin Islands.

Use of Estimates.  The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. While we believe our estimates are appropriate, actual results can, and often do, differ from those estimates.

Cash and Cash Equivalents.  We consider short-term investments with little risk of change in value because of changes in interest rates and purchased with an original maturity of three months or less to be cash equivalents.

Inventory.  Inventory consists primarily of tubular goods and drilling equipment used in our operations and are stated at the lower of average cost or market value.

Property and Equipment.  We use the successful efforts method of accounting for our oil and gas properties. Under this method, oil and gas lease acquisition costs and intangible drilling costs associated with exploration efforts that result in the discovery of proved reserves and costs associated with development drilling, whether or not successful, are capitalized when incurred. If proved commercial reserves are not discovered, such drilling costs are expensed. In some circumstances, it may be uncertain whether proved commercial reserves have been found when drilling has been completed. Under Financial Accounting Standards Board Staff Position (FSP) No. 19-1 - Accounting for Suspended Well Costs, such exploratory well drilling costs may continue to be capitalized if the reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. We assess our capitalized exploratory wells pending evaluation each quarter to determine whether costs should remain capitalized or should be charged to earnings. Other exploration costs, including geological and geophysical costs, are expensed as incurred. We recognize gain or loss on the sale of properties on a field basis.

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

Income Taxes.  Deferred income taxes are accounted for under the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rate is recognized in income in the period the change occurs. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Environmental Matters. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when assessments and/or remediation are deemed probable and the costs can be reasonably estimated.

Net Loss Per Share.  We apply SFAS No. 128 - Earnings Per Share for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings.

Share-based Compensation.  On January 1, 2006, we adopted SFAS No. 123 (Revised 2004) - "Share-Based Payment" (SFAS No. 123(R)), which is a revision of SFAS No. 123 - "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25 and amends SFAS No. 95 -  "Statement of Cash Flows."  SFAS 123(R) is further amended by SFAS No. 148 - "Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123."   Under SFAS No. 123(R), we measure the cost of employee services received in exchange for stock options based on the grant date fair value of the awarded options.  We estimate the fair value using the Black Scholes model, an option pricing model.   We recognize that cost over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  As share-based compensation expense is recognized based on awards ultimately expected to vest, we have reduced the expense for estimated forfeitures based on historical forfeiture rates.  Excess tax benefits, as defined in SFAS No. 123(R), if any, are recognized as an addition to paid-in capital.

We adopted SFAS No. 123(R) under the modified prospective method.  Under this method, we began recognizing expense on January 1, 2006 on any unvested awards granted prior to the adoption date which we expect to vest over the remaining vesting period of the awards.

Foreign Currency Transactions.  Periodically, we assess the functional currencies of our Chinese subsidiaries to ensure that the appropriate currency is utilized in accordance with the guidance in SFAS No. 52 – "Foreign Currency Translation."  During the fourth quarter of 2006, we determined that the functional currency for our Chinese operations for the reporting periods included in this Annual Report on Form 10-K was U.S. Dollars, instead of the Chinese Yuan as previously reported and utilized.  Foreign currency transaction gains or losses, which resulted from transactions denominated in the Chinese Yuan, were recorded in Other Expenses (Income) in the Consolidated Statement of Operations.

The change in the functional currency has no impact on the 2004 and prior years’ financial statements as the U.S. Dollar – Chinese Yuan exchange rate remained a fixed rate until the third quarter of 2005.  We have calculated the impact of the change in functional currency on the financial statements for the second half of 2005 and our management believes that the impact was immaterial and therefore, it was accounted for in 2006.

Fair Values of Financial Instruments.  Our company’s financial instruments consist primarily of cash and cash equivalents, payables, and accrued payables.  The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature.

Credit Concentration.  We had deposited with one financial institution approximately $6.9 million and with another $8.6 million in cash at December 31, 2007, which exceeded the limit of the Federal Deposit Insurance Corporation. The funds were deposited in U.S. government agency supported funds.  We did not require collateral from the financial institutions on these deposits.

Comprehensive Income. Comprehensive income is included in the consolidated statement of changes in stockholders’ equity and reported for all periods. Comprehensive income includes both net income and other comprehensive income.

Recent Accounting Pronouncements. In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes- An interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a certain tax position taken in a tax return.  The company must determine whether it is "more likely than not" that a tax position will be sustained upon examination.  Once it is determined that a position meets the "more likely than not" recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements.  We adopted FIN 48 effective January 1, 2007.  The adoption of FIN 48 did not have a material impact on our financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning January 1, 2008.  Currently, we have elected not to adopt the fair value option provision allowed under SFAS No. 159.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 regarding the process of quantifying financial statement misstatements.  SAB No. 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet.  SAB No. 108 establishes a "dual approach" which requires the quantification of the effect of financial statement errors on each financial statement, as well as related disclosures.  Public companies are required to record the cumulative effect of initially adopting the "dual approach" method in the first year ending after November 16, 2006 by recording any necessary corrections to asset and liability balances with an offsetting adjustment to the opening balance of retained earnings.  The use of this cumulative effect transition method also requires detailed disclosure of the nature and amount of each error being corrected and how and when they arose.  We have evaluated the effect of SAB No. 108, and have determined there was no material impact on our financial statements.

2.  Liquidity

We are a development stage company, and having acquired an undeveloped natural resource, we have not established a source of revenue and are not able to accurately predict when we will recognize meaningful revenues.  Based on funds currently available to us, management believes that we have adequate cash resources to fund our operations and minimum contractual exploration and development operations in China through the fourth quarter of 2008.  However, we will need to raise additional funds by the first quarter of 2009 to continue to operate and explore and develop our projects in China during 2009 and thereafter.  We may choose to raise funds during 2008 to accelerate our drilling plans in China.

3.  Statement of Cash Flows

We use the indirect method to present cash flows from operating activities. Other supplemental cash flow information for 2007, 2006 and 2005, is presented as follows:

	2007	2006	2005
Cash transactions:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-
Non-cash transactions:
Issuance of common stock to pay consulting expenses	61,000	91,000	73,000
Increase in outstanding stock options	1,330,000	1,772,000	481,000
Settlement of payable with warrants to purchase our common stock	-	-	176,000

4.  Disposition of Montana Properties

In 2005, we received gross proceeds of $1,135,000 from the sale of our oil and gas leasehold interests in Montana and recorded a gain of $8,000.

5.  Property and Equipment

Property and equipment includes the following:

	At December 31,
	2007	2006
Unproved leasehold costs	$375,000	$375,000
Unevaluated wells costs	31,520,000	24,020,000
Furniture and equipment	769,000	371,000
	32,664,000	24,766,000
Accumulated depreciation and amortization	(347,000)	(259,000)
	$32,317,000	$24,507,000

Unproved Leasehold Costs. Unproved leasehold costs include the mineral rights acquired on January 25, 2002, when we entered into a Production Sharing Contract with the China United Coalbed Methane Corporation ("CUCBM").  Pursuant to the Production Sharing Contract, we received the authority from CUCBM to jointly explore, develop, produce and sell coalbed methane gas in and from a total area of 1,072 unevaluated square kilometers in the Enhong and Laochang areas of the Yunnan Province. On December 30, 2002, the PRC’s Ministry of Commerce ("MOC") ratified this Production Sharing Contract. Under the contract we paid $150,000 to CUCBM upon ratification, and we paid an annual payment of $100,000 on the anniversary date for two subsequent years.  We have included these amounts in unproved leasehold costs. We have the right to earn a minimum of a 60% participating interest in the joint venture, with CUCBM retaining the remaining 40% participating interest. In the event CUCBM elects to participate at a level less than 40%, their interest will be reduced proportionately, increasing our participating interest.

Unevaluated Wells Costs.  Unevaluated well costs include direct exploratory well costs pending determination of whether proved reserves have been discovered. The capitalized exploratory well costs relate to wells for which drilling has been completed, but which have not been attributed proved reserves.  In 2007, costs incurred over one year ago related to two projects are also included, as more fully described below.

Suspended Well Costs. Accounting guidance regarding capitalization of exploratory well costs is provided by  FSP No. 19-1 Accounting for Suspended Well Costs.  FSP No. 19-1 addresses whether there are circumstances under the successful efforts method of accounting for oil and gas producing activities that would permit the continued capitalization of exploratory well costs beyond one year, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are under way or firmly planned for the near future.  Capitalization of costs should be continued beyond one year in cases where reserves for the project are not yet proven, but the company demonstrates sufficient continuing progress toward assessing those reserves.  We have assessed and analyzed, under the guidance of FSP No. 19-1, our current work programs for exploratory wells which had capitalized costs beyond one year at December 31, 2007.  Our assessment indicated that our current work programs demonstrated our efforts in making sufficient continuing progress toward assessing the reserves and therefore, capitalization of these costs were to be continued in accordance with FSP No, 19-1.

The following table provides an aging of capitalized exploratory well costs based on the date the costs were incurred and the number of related wells for which these exploratory well costs have been capitalized for a period greater than one year:

	2007		2006
Capitalized exploratory well costs that have been capitalized for a period of one year or less	$7,657,000		$14,838,000
Capitalized exploratory well costs that have been capitalized for a period greater than one year	23,863,000	(1)	9,182,000
Balance at December 31	$31,520,000		$24,020,000

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	2		1

(1)
Costs as of December 31, 2007, related to our exploratory projects in the Shouyang and Qinnan Blocks in the Shanxi Province.  We are making sufficient progress assessing the reserves and the economic and operating viability of the wells, among other efforts, by dedicating project personnel who have the appropriate skills and by incurring the necessary costs.

The following table reflects the net changes in capitalized exploratory well costs during 2007, 2006 and 2005:

	2007	2006	2005
Beginning balance at January 1	$24,020,000	$9,446,000	$1,175,000
Additions to capitalized exploratory well costs pending the determination of proved reserves	8,026,000	15,133,000	10,606,000
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	-	-	-
Capitalized exploratory well costs charged to expense	(526,000)	(559,000)	(2,335,000)
Ending balance at December 31	$31,520,000	$24,020,000	$9,446,000

Depreciation Expense.  Depreciation expense for the years ended December 31, 2007, 2006, and 2005 was approximately $88,000, $83,000 and $61,000, respectively.

Asset Retirement Obligations. The accounting for future development and abandonment costs is determined by SFAS No. 143 – "Accounting for Asset Retirement Obligations."  SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  Sufficient testing on our wells has not been completed to determine the lives of these wells and therefore we have insufficient information to determine the timing of the obligations related to plugging, abandoning and restoring the site and cannot determine the present value of the obligation.  Due to the small number of wells, we do not believe the obligation is material, and we will recognize the liability when a reasonable estimate of fair value can be made. Therefore, there is no provision in the accompanying consolidated financial statements.

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

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Net operating loss	$1,987,000	$1,232,000
Accrued expense and other	19,000	15,000
Stock-based compensation	783,000	703,000
Total deferred tax assets	2,789,000	1,950,000
Total deferred tax liabilities	-	-
Net deferred tax assets	$2,789,000	$1,950,000

Net deferred tax assets	$2,789,000	$1,950,000
Less: valuation allowance	(2,789,000)	(1,950,000)
	$-	$-

At December 31, 2007 and 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $5,845,000 and $3,624,000, respectively, which will begin to expire in 2016.  At December 31, 2007 and 2006, management believed that the above indicated valuation allowance was necessary in order to comply with the provisions of Statement of Financial Accounting Standard No. 109 as discussed below.

Income taxes for financial reporting purposes differed from the amounts computed by applying the statutory federal income tax rates due to Bermuda having no income tax, and the recording of the valuation allowance for the losses generated by our United States parent company. The net increase in the valuation allowance for the year ended December 31, 2007 was $839,000.  This increase was primarily attributable to the net operating loss generated during the year ended December 31, 2007. The net decrease in the valuation allowance for the year ended December 31, 2006 was $5,250,000, which was attributable to the reduction of the net operating loss carryforwards resulting from the restructuring plan with FEEB.  The net increase in the valuation allowance for the year ended December 31, 2004 was $2,740,000.  This increase was the result of net operating losses generated during the year.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006. The effect of adoption of FIN 48 is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We adopted FIN 48 and its adoption did not have a material impact on our consolidated balance sheet, statement of operations or statement of cash flow. We did not derecognize any tax benefits, nor recognize any interest expense or penalties on unrecognized tax benefits as of the date of adoption. We currently do not anticipate a significant increase in unrecognized tax benefits during the next 12 months.

7.  Commitments and Contingencies

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

Shouyang and Qinnan Production Sharing Contracts. We are the operator under two separate PSCs with CUCBM to develop the Shouyang and Qinnan Blocks in the Shanxi Province.  The term of each of the Shouyang and Qinnan PSCs consists of an exploration period, a development period and a production period. During the exploration period, we hold a 100% participating interest in the properties, and we must bear all exploration costs for discovering and evaluating CBM-bearing areas. If any CBM field is discovered, the development costs for that CBM field will be borne by us and CUCBM in proportion to the respective participating interests. The exploration period is divided into three phases called Phase I, Phase II and Phase III.  We have completed our Phase I and Phase II obligations under the PSCs, and elected to enter into Phase III.  Our work commitment to complete Phase III consists of furthering the horizontal drilling in the coal seam begun in Phase II to a total of 12,000 meters. This obligation can be met by combining the drilling results in the Shouyang and Qinnan Blocks.  We have completed two horizontal wells in the Shouyang Block under Phase III, the second of which was completed in the first quarter of 2007.  The wells we have drilled to date total approximately 8,805 meters of horizontal drilling in coal seam.  Therefore, we will be required to drill additional wells to fulfill the 12,000 meter obligation.  The Phase III exploration period will expire on June 30, 2009, unless extended.

In June 2007, we entered into a turnkey contract with a Chinese drilling company to drill a horizontal well for $1.2 million in the Qinnan Block.  The plan for the well was to achieve a horizontal reach in the coal of approximately 3,000 meters (9,800 feet).  The drilling company encountered serious drilling difficulties and was unable to complete the well program as specified at year-end.  We are not liable for payment of the cost of this well until the drilling company meets its obligations under the contract.  As such, there is no current accrual for the contracted amount in our financial statements.  Drilling operations are continuing, but we cannot predict when or if the drilling company will be able to successfully drill the well.

On June 26, 2007, the MOC approved the extension of the exploration phase for both the Shouyang and Qinnan PSCs from June 30, 2007 to June 30, 2009.  In connection with the extension, we have committed to satisfy certain annual minimum exploration expenditure requirements for the Shouyang PSC and for the Qinnan PSC.  Thus, we must meet both our work obligations (the 12,000-meter drilling in the coal) and our minimum exploration expenditure requirements under those PSCs.  The PSC’s minimum exploration expenditure requirements are based on minimum exploration expenditure requirements of CUCBM established by the PRC’s Ministry of Land and Resources ("MLR").  The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by each PSC.  Under the PSC, the portion of the exploration expenditures which exceed the current year’s minimum exploration expenditure requirement can be carried forward toward the satisfaction of the subsequent year’s minimum requirement. The resulting minimum expenditure requirement is a significant factor that influences the company’s exploration work program.

The annual minimum exploration expenditure requirements for 2007 were prorated based on the June 2007 date of the extension approval.  For 2007, we have spent in total more than the total prorated minimum requirement for both PSCs.  At December 31, 2007, we incurred exploration expenditures of $3.8 million for the Shouyang PSC which exceeded its prorated 2007 minimum requirement by $2.5 million.  The 2008 minimum exploration expenditure for the Shouyang PSC is approximately $2.6 million.  The excess of $2.5 million from 2007 can be applied to the 2008 minimum exploration expenditure.  In addition, based on the costs we have incurred to date at the Shouyang Block in 2008, we have already met the 2008 minimum exploration expenditure.

For the Qinnan PSC, we incurred exploration expenditures of $0.6 million as of December 31, 2007, which was $0.9 million less than the prorated 2007 exploration expenditure requirement of $1.5 million.  The deficiency in fulfilling the prorated 2007 minimum requirement for the Qinnan PSC was due to the aforementioned failure by the contracted drilling company to complete the horizontal well program as specified.  As a result, we have agreed to increase the 2008 minimum exploration expenditure for  the Qinnan PSC to approximately $4.2 million.

Under the PSCs, we are required to make certain payments to CUCBM, including: (1) CUCBM assistance fees totaling $100,000 per year during the exploration period and $240,000 per year during the development and production periods; (2) training fees for Chinese personnel working on the projects of $120,000 per year during the exploration phase and $300,000 per year during the development and production periods; (3) signature fees totaling $300,000, which will be due within 30 days after first approval of the overall development plan following the exploration period; (4) reimbursement to CUCBM for government-imposed fees for CBM exploration rights during the exploration period, which were $278,000 in 2007, and are estimated to be approximately $285,000 in 2008, and in proportion to our participating interest in the development and production periods; and (5) salary and benefits paid to CUCBM professionals during the exploration period, which was $151,000 in 2007 and are estimated to be approximately $164,000 in 2008. The allocation of salary and benefits for CUCBM professionals during the development and production periods are determined by CUCBM and us through consultation.  As of December 31, 2007, CUCBM has not collected, and therefore we have carried forward, the accruals of $120,000 and $2,000 of the $120,000 per year training fees for 2007 and 2006, respectively, and the accrual of $215,000 of the $278,000 government-imposed fees for 2007.

Yunnan Production Sharing Contract. We are the operator under one PSC with CUCBM to develop two areas in the Yunnan Province: Enhong and Laochang. The term of the PSC consists of an exploration period, a development period and a production period. The exploration period is divided into two phases, Phase I and Phase II.  We have completed Phase I and are operating in Phase II.  The Phase II portion of the exploration period expires on June 30, 2009, unless extended.

During the exploration period, we must bear all exploration costs for discovering and evaluating CBM-bearing areas.  Our work commitment to complete Phase II consists of drilling at least one horizontal well with a minimum of two laterals.   We are reviewing the data collected from the vertical wells we drilled and other wells drilled by the Chinese coal industry to plan for the drilling of the horizontal well.

On June 26, 2007, MOC approved the extension of the exploration phase from June 30, 2007 to June 30, 2009.  In connection with the extension, we have committed to satisfy certain annual minimum exploration expenditure requirement for the Enhong-Laochang PSC.  Thus, we must meet both our work obligations (drilling at least one horizontal well with a minimum of two laterals) and our minimum exploration expenditure requirement under the PSC.  The PSC’s minimum exploration expenditure requirement is based on minimum exploration expenditure requirements of CUCBM established by MLR.  The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by the PSC.  Under the PSC, the portion of the exploration expenditures which exceed the current year’s minimum exploration expenditure requirement can be carried forward toward the satisfaction of the subsequent year’s minimum requirement. The resulting minimum expenditure requirement is a significant factor that influences our exploration work program.

The annual minimum exploration expenditure requirement for 2007 was prorated based on the June 2007 date of the extension approval.  As of December 31, 2007, we have incurred exploration expenditures for the Enhong-Laochang PSC of $0.6 million which is $0.1 million less than the prorated 2007 exploration expenditure requirement of $0.7 million.  We did not incur the $0.1 million in 2007 due to a delay in the completion of drilling of our next vertical well which we began in December.  We plan to complete the vertical well in early 2008.  As a results, we have agreed to increase the 2008 minimum exploration expenditure for the Yunnan PSC by $0.1 million to $1.5 million.

Pursuant to the terms of our Enhong-Laochang PSC with CUCBM, we have paid CUCBM signature fees totaling $350,000. Under the PSC, we are required to make certain payments to CUCBM, including: (1) CUCBM assistance fees for Chinese personnel totaling $45,000 per year during the exploration phase and $80,000 per year during the development and production periods; (2) training fees for Chinese personnel working on the projects of $45,000 per year during the exploration period and $80,000 per year during the development and production periods; (3) reimbursement to CUCBM for government-imposed fees for CBM exploration rights during the exploration period, which were $45,000 in 2007 and are estimated to be approximately $61,000 in 2008, and in proportion to our participating interest in the development and production periods; and (4) salary and benefits paid to CUCBM professionals during the exploration period, which was approximately $190,000 in 2007 and are estimated to be approximately the same in 2008.  The allocation of salary and benefits for CUCBM professionals during the development and production periods are determined by CUCBM and us through consultation.  As of December 31, 2007, CUCBM has not collected, and therefore we have carried forward the accrual for the total training fees for 2007 of $45,000 and $35,000 of the $45,000 government-imposed fees for CBM exploration rights for 2007.

Employment Agreement.  On October 13, 2003, we entered into an employment agreement with Michael R. McElwrath, Chief Executive Officer, which was approved by the Board of Directors. In October 2007, the term of the employment agreement was extended to October 13, 2010 from the original expiration date of October 13, 2008. The employment agreement provides that if we terminate the executive for cause (as defined in the employment agreements), we shall pay his base salary and all amounts actually earned, accrued or owing as of the date of termination, and the executive shall be entitled to exercise all options granted to him under his employment agreement or otherwise to the extent vested and exercisable on the date of termination.

If the executive’s employment is terminated by us (other than as a result of death, disability (as defined in his employment agreement) or cause, or if the executive terminates his employment for good reason (as defined in his employment agreement)), the executive shall be entitled to: (1) a lump sum payment of two times the sum of executive’s base salary and bonus paid during the immediately preceding twelve month period, (2) continued participation in all employee benefit plans, programs or arrangements available to our executive officers in which executive was participating on the date of termination for a specified period of time following termination, and (3) the exercise of all options and restricted stock awards granted to him to the extent vested and exercisable at the date of termination of executive’s employment

Notwithstanding the foregoing, if the executive’s termination of employment by the Company (other than for cause, disability or death) or by the executive for good reason (as defined in the employment agreement) occurs within 24 months following a change of control (as defined in the employment agreement), then the executive shall be entitled to a lump sum payment of three times the sum of executive’s base salary and bonus during the immediately preceding twelve-month period and all options and restricted stock granted to executive will immediately vest and become exercisable as of the date of termination. The employment agreement also entitles the executive to certain gross up payments for excise taxes in the event of a change of control.

Operating Leases.  Rent expenses for 2007, 2006 and 2005 were approximately $243,000, $288,000 and $120,000, respectively.  The future minimum payments under our operating lease commitments as of December 31, 2007 are as follows:

2008	$385,000
2009	385,000
2010	369,000
2011	115,000
2012	67,000
Thereafter	-
Total minimum lease payments	$1,321,000

Closing of the 2003 Securities and Exchange Commission Investigation.  On October 31, 2007, we were orally notified that the Securities and Exchange Commission ("SEC") is closing their investigation that they initiated on November 25, 2003.  We learned that the Company and/or certain of its stockholders were the subject of that investigation.  We believe the SEC was investigating whether anyone had issued false or misleading statements in connection with purchases and sales of our common stock, whether anyone has profited from selling stock at artificially high prices due to the manipulative statements, and whether any individual or group has failed to file ownership reports with the SEC as required for 10% or more beneficial owners under Section 16 of the Securities Exchange Act of 1934, as amended ("Exchange Act"), or failed to file ownership reports with the SEC as required for 5% or more beneficial owners under Section 13 of the Exchange Act.  On November 14, 2007, the SEC

confirmed to the Company in writing that the investigation had been terminated and no enforcement action has been recommended.

8.  Employee Savings Plan

At December 31, 2007, we maintained a defined contribution plan covering all of our U.S. employees. Employees participating in the plan may select from several investment options. We match the participant’s contribution ranging from one percent to a maximum of three percent of the participant’s salary. The amounts contributed by the participants and us vest immediately. We expensed $41,000, $32,000 and $8,000 under this plan for 2007, 2006 and 2005, respectively.

9.   Share-based Compensation

We grant options to purchase common stock and non-vested shares of common stock to employees and members of the board of directors under our 2005 Stock Incentive Plan (the "2005 Plan"), which is shareholder-approved.  Our shareholders voted in December 2007 to add 4,000,000 shares of common stock to the Plan.  The Plan permits the grant of share-based awards, including options, non-vested shares, and stock appreciation rights and provides a total of 7,500,000 shares for grants.  Options granted under the Plan must carry an exercise price equal to or above the market value (defined as average of high and low prices) of the stock at the grant date, and a term of no greater than ten years.  The Plan requires that non-vested shares granted under the Plan must be forfeited upon termination of service.  We issue new shares when options are exercised or shares are granted.  Our option grants under the Plan to date have generally utilized these terms: exercise price above or equal to average market price on the date of the grant, vesting periods up to four years from date of grant, term of up to ten years, and forfeiture of unexercised options after 60-90 days after termination of employment with the company.  Our non-vested shares granted under the Plan to date have generally utilized vesting periods of six months to three years.

Prior to adoption of the Plan, grants of options included varying terms, some differing from the above.  Since the adoption of the 2005 Plan, we had not granted any awards outside the 2005 Plan until the fourth quarter of 2007.  During the quarter, share-based awards granted outside the 2005 Plan included inducement award for new director and award granted in conjunction with the amendments to certain option agreements impacted by the new Section 409A of the Internal Revenue Code of 1986, as amended ("409A Options"), according to guidance issued by the Internal Revenue Service.  These awards carried terms similar to those made under the 2005 Plan.

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) - "Share-Based Payment," (SFAS No. 123(R)), which is a revision of SFAS No. 123 - "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25 (APB 25) and amends SFAS No. 95 - "Statement of Cash Flows."  Under SFAS No. 123(R), the cost of employee services received in exchange for stock options granted is measured based on the grant date fair value.  That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  We estimate the fair value of options using the Black-Scholes option pricing model.  We estimate the fair value of non-vested shares based on the last quoted price of our stock on the OTC bulletin board on the date of the share grant.   Excess tax benefits, as defined in SFAS No. 123(R), are recognized as an addition to paid-in capital.

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

Prior to January 1, 2006, we accounted for stock options awarded to our employees and members of our board of directors under APB 25 - "Accounting for Stock Issued to Employees," and had adopted the disclosure only provisions of SFAS No. 123, as amended by SFAS No. 148 - "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123."  Under APB 25, we recognized compensation cost for stock options granted at an exercise price below market value on the date of grant.  Prior to adopting SFAS No. 123(R), we applied SFAS No. 123 as amended by SFAS No. 148 for our technical advisors and consultants who were granted options.  Compensation cost for stock options granted to technical advisors and consultants has been recognized as the fair value of the options granted on the grant date.

The following table summarizes share based compensation expense recognized under SFAS No. 123(R) for 2007 and 2006, and under APB 25 for employees and directors and SFAS No. 123(R) for technical advisors and consultants for 2005, which was allocated as follows:

	2007	2006	2005
General and administrative	$1,311,000	$1,863,000	$730,000
Tax benefit	-	-	-
Total share-based compensation expense, net of tax	$1,311,000	$1,863,000	$730,000

Share-based compensation expense included the costs related to options and shares granted to employees and the cost related to options, shares, and warrants granted to non-employees as compensation for various services.  No share-based compensation has been capitalized.  We had net operating loss carryforwards for federal income tax purposes and, under the provisions of SFAS No. 109 -  "Accounting for Income Taxes," we have a valuation allowance equal to the total amount of the deferred tax assets.  The following table illustrates the pro forma effect on net income and earnings per share for the year ended December 31, 2005 if we had applied the fair value recognition provisions of SFAS No. 123(R) to the company’s stock options:

2005
Net loss as reported	$(8,292,000)
Add:
Share-based employee compensation costs included in net loss, net of related tax effects	387,000
Deduct:
Share-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,462,000)
Pro forma net loss	$(9,367,000)

Basic and diluted loss per share:
As reported	$(0.10)
Pro forma	$(0.11)

Weighted average number of shares	82,464,902

We utilized certain assumptions in determining the fair value of options using the Black-Scholes model.  We calculated the estimated volatility for grants of options made in 2006 and 2007 by averaging the historical daily price intervals for our common stock for the portion of the expected life that our shares were publicly traded and the historical daily price intervals of similar peer companies for the remaining period.  The estimated volatility for grants made in 2005 was estimated by using historical daily and weekly price intervals for similar peer companies.  The risk-free interest rate is based on observed U.S. Treasury rates at date of grant, appropriate for the expected lives of the options. The expected life of options granted during 2007 and 2006 was determined based on the method provided in Staff Accounting Bulletin 107, as we do not have an adequate exercise history to determine the average life for the options with the characteristics of those granted in 2007 and 2006.  The expected life of options granted during 2005 was estimated based on the exercise history with the options of similar characteristics.

Compensation expenses for the stock option grants determined under SFAS No. 123(R) for 2007, 2006 and 2005 were calculated using the Black-Scholes option pricing model with the following assumptions:

	Actual	Actual	Pro Forma
	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility	82 - 84%	83%	50%
Risk-free interest rate	4.2 - 4.9%	4.5%	0.9% - 4.9%
Expected life of options (years)	5.5 - 6	6	5 - 10
Weighted average fair value per share at grant date	$0.71	$1.19	$0.48

The following table summarizes stock option transactions for 2007:

	Stock Options
		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Underlying	Exercise	Remaining	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at beginning of year	10,203,000	$1.44
Granted	3,581,000	1.16
Exercised	(660,000)	0.65
Canceled	(1,840,000)	1.09
Forfeited	(1,219,000)	2.00
Expired	(100,000)	3.85
Outstanding at end of year	9,965,000	1.36	4.22	$1,086,000

Options exercisable at end of year	7,176,200	$1.47	3.14	$758,000

The table above includes 1,840,000 stock options which were modified by cancellation and replacement with new grants of options for three of our executive officers and one of our directors during 2007.  The options were modified in order to avoid potential adverse tax consequences to the holders of these options under the provisions of IRS Section 409A.  The modifications  differed with each affected grant, but all changes were disadvantageous to the option holder.  There was no incremental expense to the company for these modifications, which included various combinations of increases to exercise price and changes to the period in which the options will be exercisable.

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $383,000, $354,000, and $228,000 respectively.

A summary of options outstanding as of December 31, 2007 is as follows:

		Average
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.65 to $1.99	5,537,000	4.65	$0.82	3,244,000	$0.79
$2.00	3,768,000	3.72	2.00	3,272,200	2.00
$2.01 to $2.37	660,000	3.45	2.23	660,000	2.23
	9,965,000	4.22	1.36	7,176,200	1.47

The following table summarizes activity in non-vested shares of common stock for 2007:

		Weighted
	Non-Vested	Average
	Shares of	Grant Date
	Common Stock	Fair Value
Outstanding at beginning of year	-	$-
Granted	1,182,292	0.90
Vested	-	-
Forfeited	(150,000)	0.82
Outstanding at end of year	1,032,292	0.91

The table above includes 482,292 shares which were issued in conjunction with the amendments of the aforementioned 409A Options.  These grants of non-vested restricted stock have vesting periods of approximately four months.  The total fair value of shares vested was zero during each of  the years ended December 31, 2007, 2006 and 2005.   As of December 31, 2007, there was a total of $1,865,000 of unrecognized compensation expense related to non-vested option and stock awards that was expected to be recognized over a weighted average period of two years.

10.  Stockholders’ Equity

Common Stock. Holders of our common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and do not have cumulative voting rights. Accordingly, holders of a majority of the shares of common stock entitled to vote in any election of directors may elect all other directors standing for election. Holders of common stock are entitled to receive proportionately any dividends that may be declared by our board of directors, subject to any preferential rights of outstanding preferred stock. In the event of our liquidation, dissolution or winding up, holders of common stock will be entitled to receive proportionately any of our assets remaining after the payment of liabilities and subject to the prior rights of any outstanding preferred stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights.

Issuances of Common Stock and Warrants.  The table below summarizes placements of our shares of common stock and warrants since the inception of the Company:

	Common		Proceeds
	Shares	Warrants (1)	Gross	Net
Company formation	40,500,000	-	$53,000	$53,000
Shares issued in
2002	5,250,500	-	3,413,000	3,052,000
2003	10,595,961	8,903,270	6,607,000	5,383,000
2004	18,186,471	11,042,215	15,962,000	14,621,000
2005 (2)	14,893,292	150,000	13,404,000	12,469,000
2006 (3)	25,514,511	-	25,881,000	24,953,000
2007 (4)	11,485,452	4,019,908	15,000,000	14,814,000
	126,426,187	24,115,393	$80,320,000	$75,345,000
__________

(1)	Details of warrants granted from 2005 through 2007 are described below under the caption "Warrants."

(2)
We completed two private placements in 2005.  The warrants to purchase up to 150,000 shares of our common stock at $0.90 per share were issued to the placement agent of one of the two private placements .  The warrants have a three year term.

(3)
On June 30, 2006, we accepted subscription agreements for the purchase of 6,622,222 common shares in a private placement for gross proceeds of $8.9 million.  In connection with this sale, commissions of $603,000 were paid.  In conjunction with this offering, an investor purchased 30,068 shares of our common stock for total gross proceeds of approximately $41,000, which were offered pursuant to the terms of the Stock Subscription Agreement dated December 21, 2004 between us and certain investors.  In October 2006, we sold 18,862,221 common shares in a registered offering for gross proceeds of approximately $17.0 million.  In connection with this sale, commissions of $329,000 were paid.

(6)
In August 2007, we sold 11,485,452 common shares in a registered offering for gross proceeds of approximately $15.0 million.  No placement agent fee, finder fee or commission was paid in conjunction with this sale.  Legal expenses and other direct costs related to the transaction totaled $188,000.

Shelf Registration. As of February 18, 2008, the amount available under our filed registration statement with the SEC for the offer and sale from time to time of our debt securities, preferred stock and/or common stock totaled $107.5 million.

Basic and Diluted Shares Outstanding.  Our basic and diluted numbers of shares outstanding in each of the three years presented were the same because we had net losses.  There were (1) 9,965,000 options, 10,203,000 options and 9,786,000 options as of December 31, 2007, 2006 and 2005, respectively; and (2) 4,368,222 warrants, 8,661,589 warrants and 11,862,601 warrants as of December 31, 2007, 2006 and 2005, respectively.

Resale Restrictions.  On December 31, 2007, we had 137,005,294 shares of common stock outstanding, of which  30,265,354 shares, or 22.1%, were subject to resale restriction.

Preferred Stock. Our board of directors has the authority, without further action by the stockholders, to issue up to 500,000,000 shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. The issuance of preferred stock could have the effect of restricting dividends on the common stock, diluting the voting power of the common stock, impairing the liquidation rights of the common stock or delaying or preventing our change in control without further action by the stockholders. We have no present plans to issue any shares of preferred stock.

Warrants. The following table summarizes warrant transactions for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
Outstanding at beginning of year	8,661,589	11,862,601	16,825,689
Issued related to
Current year's share placements (1)	4,019,908	-	150,000
Prior year's share placements	-	92,287	1,125,000
Exercised	(12,650)	(547,799)	(4,524,020)
Surrendered	-	-	(550,000)
Expired	(8,300,625)	(2,745,500)	(1,164,068)
Outstanding at end of year	4,368,222	8,661,589	11,862,601

(1)
In August 2007, we issued warrants for the purchase of 4,019,908 shares of common stock at an exercise price of $2.61 per share.  The warrants will terminate on the earlier of August 27, 2012 or the date fixed for redemption of the warrant under the warrant agreement.

At December 31, 2007, 2006 and 2005, 4,368,222 shares, 8,661,589 shares and 11,862,601 shares of our common stock authorized were reserved for the exercise of warrants, respectively.

A summary of warrants outstanding as of December 31, 2007 is as follows:

Exercise Price /	Warrants	Expiration Date In
Range	Outstanding	2008	2010	2012
$0.80 - $0.90	290,877	150,000	140,877	-
$1.50	20,562	-	20,562	-
$2.50	36,875	-	36,875	-
$2.61	4,019,908	-	-	4,019,908
Total	4,368,222	150,000	198,314	4,019,908

Stock Options. In May 2005, our stockholders approved the Far East Energy Corporation 2005 Stock Incentive Plan (the "Plan"), which permits the granting of incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, consultants and members of the board of directors.  Our shareholders voted in December 2007 to add 4,000,000 shares of common stock to the Plan.  The Plan provides that the maximum number of shares of our common stock with respect to which the awards may be granted is 7,500,000 shares, subject to adjustment in accordance with the provisions of the Plan.  As of December 31, 2007, we have granted 2,294,000 options under the plan.  As of December 31, 2007, we had 4,656,000 shares available for awards under the Plan, of which 1,850,000 shares could be issued as restricted stock, non-vesting shares or other full-valued stock-based awards.  Prior to approval of the Plan, we granted stock options to employees, directors, technical advisors and consultants under individual option agreements.

  The following table summarizes stock option transactions for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	10,203,000	$1.44	9,786,000	$1.35	10,218,000	$1.27
Granted	3,581,000	1.16	1,073,000	1.96	740,000	2.00
Exercised	(660,000)	0.65	(510,000)	0.65	(240,000)	0.65
Canceled	(1,840,000)	1.09	-	-	(240,000)	0.65
Forfeited	(1,219,000)	2.00	(146,000)	2.00	(932,000)	1.39
Expired	(100,000)	3.85	-	-	-	-
Outstanding at end of year	9,965,000	1.36	10,203,000	1.44	9,546,000	1.35

Options exercisable at end of year	7,176,200	$1.47	7,542,100	$1.31	6,457,000	$1.19

11.  Comprehensive Income

The following table presents the components of FEEC’s comprehensive income:

	Year ended December 31,
	2007	2006	2005

Net loss	$(11,849,000)	$(10,343,000)	$(8,292,000)
Foreign currency translation adjustment	-	(92,000)	96,000
Comprehensive loss	$(11,849,000)	$(10,435,000)	$(8,196,000)

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Quarterly Financial Information

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
2007
Revenues	$-	$-	$-	$-	$-
Total expenses	2,728,000	3,444,000	2,521,000	3,827,000	12,520,000
Net loss	(2,528,000)	(3,347,000)	(2,327,000)	(3,647,000)	(11,849,000)

Basic and diluted
Earnings per share	$(0.02)	$(0.03)	$(0.02)	$(0.03)	$(0.09)
Weighted average shares outstanding	123,887,898	124,594,320	129,429,419	136,463,863	128,630,619

2006 *
Revenues	$-	$-	$-	$-	$-
Total expenses	2,283,000	2,025,000	3,036,000	3,431,000	10,775,000
Net loss	(2,172,000)	(1,966,000)	(2,913,000)	(3,292,000)	(10,343,000)

Basic and diluted
Earnings per share	$(0.02)	$(0.02)	$(0.03)	$(0.03)	$(0.10)
Weighted average shares outstanding	97,347,274	97,602,730	104,361,658	120,094,577	104,912,539

* During the fourth quarter of 2006, we determined that the functional currency for our Chinese operations for 2006 and prior periods included in this Annual Report on Form 10-K was U.S. Dollars, instead of the Chinese Yuan as previously reported and utilized (see "Foreign Currency Transactions" in Note 1 to the consolidated financial statements).

SCHEDULE II

FAR EAST ENERGY CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2007, 2006 and 2005

		Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Cost and	Other		at End of
Description	of Period	Expense	Accounts	Deductions	Period
2007 deferred tax valuation allowance	$1,950,000	$839,000	$-	$-	$2,789,000
2006 deferred tax valuation allowance	7,200,000	-	-	5,250,000	1,950,000
2005 deferred tax valuation allowance	4,460,000	2,740,000	-	-	7,200,000

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

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting as of December 31, 2007 is included on page 34. Additionally, our independent registered public accounting firm, Payne Smith & Jones, P.C., that audited our consolidated financial statements included in this report, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2007, which is included on page 36 of this report.

Changes in Internal Controls

In connection with the evaluation described above, our management, including our chief executive officer and chief financial officer, identified no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Board of Directors

The table below sets forth the names and ages of each of the members of our board of directors (the "Board") and our executive officers, as well as the positions and offices held by such persons. A summary of the background and experience of each of these individuals is set forth after the table.

Name	Age	Position
Thomas E. Williams	55	Chairman of the Board
Michael R. McElwrath	56	President, Chief Executive Officer and Director
William A. Anderson	68	Director
C. P. Chiang	65	Director
Donald A. Juckett	63	Director
John C. Mihm	65	Director
Lucian L. Morrison	71	Director
Randall D. Keys	48	Chief Financial Officer and Principal Accounting Officer
Phil A. Christian	50	Chief Operating Officer, President and Country Manager of Far East Energy (Bermuda), Ltd.
Garry R. Ward	49	Senior Vice President, Engineering
Alex Yang	63	Senior Vice President, Exploration and Production

Thomas E. Williams has served as Chairman of the Board since June 2007 and was appointed as a director in February 2004. Mr. Williams also serves on the Audit Committee of the Board. From 2000 until his retirement in 2007, Mr. Williams served as Vice President, Research and Business Development of Noble Technology Services, a wholly-owned subsidiary of Noble Corporation, a provider of diversified drilling and other services to the oil and gas industry. Mr. Williams also served as President of Maurer Technology Inc., a leading drilling R&D and engineering technology company and a wholly-owned subsidiary of Noble Corporation. He held senior executive positions at the U.S. Departments of Energy and Interior during the Bush Administration from 1989 to 1993. From 1993 to 2000, he was Business Development Director at Westport Technology Center in Houston, an upstream oil and gas research company. He was a co-founder and served on the Board of Cementing Solutions, Inc., an oil and gas cementing services and technology company based in Houston, Texas. He has been in the oil and gas industry for over 25 years, having owned and operated an oil and gas exploration, production and consulting company prior to joining the Department of Energy. Mr. Williams has authored more than 100 energy publications, presentations and articles and serves on a number of oil and gas organizations, associations and boards including the Independent Petroleum Association of America, the Petroleum Technology Transfer Council’s Advisory Group, the Texas Independent Producers and Royalty Owners Association, the Society of Petroleum Engineers, American Association of Drilling Engineers, DeepStar Consortium Contributors Advisory Board and Consumer Energy Alliance. He also serves on the Board of the Research Partnership to Secure Energy for America consortium. He has a B.S. degree in business from Campbellsville College.

Michael R. McElwrath has served as the Company’s President and Chief Executive Officer since October 2003. He became a director in October 2003 and served as Chairman of the Board from October 2003 until January 2005. Mr. McElwrath also served as Secretary and Treasurer from October 2003 until March 2005. He was employed as Vice President of Hudson Highland (formerly known as TMP Worldwide) from 1999 until joining the Company in October 2003. He also served as Acting Assistant Secretary of Energy in the first Bush Administration, as Director of the National Institute for Petroleum and Energy Research, as Director of British Petroleum’s outsourced exploration and production lab for the Americas and as Deputy Assistant Secretary for policy for the U.S. Department of Interior in the last year of the Reagan Administration. Mr. McElwrath holds a J.D. from the University of Texas School of Law, as well as a B.A. from the Plan II Honors Program at the University of Texas. He is also a member of the Society of Petroleum Engineers, the Independent Petroleum Association of America, and the Texas Independent Producers and Royalty Owners Association.

William A. Anderson has served as a member of the Company’s Board since October 2007. Mr. Anderson is the chairman of the Audit Committee and has been designated as an "audit committee financial expert." He also serves on the Compensation Committee of the Board. Mr. Anderson has served as a consultant for Eastman Dillon Oil and Gas Association since 2006. From 1989 through 2005, he was a founder and partner of Weller, Anderson & Co. Ltd., a full-service stock brokerage firm. Prior to founding Weller in 1989, Mr. Anderson held several senior executive positions, including President of HARC Technologies, President of Rainbow Pipeline Company, President of Farmers Oil Company, Chief Financial Officer of ENSTAR Corporation, and General Partner and Senior Vice President of Blyth, Eastman, Dillon & Co. Mr. Anderson has extensive corporate board experience, having served as a director, committee chairman and/or committee member for a number of organizations, including Rancher Energy Corp., Tom Brown, Inc., Equisales, Inc., NationsBank Houston, Northern Trust Bank of Texas, American Income Life Insurance Company, Wing Corporation and Seven J-Stock Farm, Inc. He holds an MBA from the Harvard Business School and a B.S. in Business Administration from the University of Arkansas.

C.P. Chiang has served on the Board since December 2006. He also serves on the Nominating and Corporate Governance Committee. From 2001 until his retirement in 2006, Mr. Chiang served as the China Project Manager/Country Manager - China of Burlington Resources where he was responsible for managing the operations and activities of Burlington Resources in China and worked closely and negotiated with various Chinese governmental organizations. Throughout his 36 year career in the oil and gas industry, Mr. Chiang has held various engineering and management positions with oil and gas companies including British Gas E&P, Inc., Tenneco Oil Production and Exploration and Exxon Oil Company, now known as Exxon Mobil Corporation. Mr. Chiang earned a B.S. degree in mining engineering from National Cheng Kung University and a M.S. degree in petroleum engineering from New Mexico Institute of Mining and Technology.

Donald A. Juckett has served as a director since May 2004. He also serves on the Nominating and Corporate Governance Committee and the Compensation Committee of the Board. Since November 2005, Dr. Juckett has held the position of Director of the Washington, D.C. office of the American Association of Petroleum Geologists. Prior to that, Dr. Juckett was self-employed as an industry information consultant. He served at the U.S. Department of Energy from 1988 until his retirement in 2003. At his retirement, Dr. Juckett was Director of the Office of Natural Gas and Petroleum Import and Export Activities for Fossil Energy. During his tenure with the Department of Energy, he also served as a member of the Senior Executive Service and held positions as Director of the Office of Natural Gas and Petroleum Import and Export Activities, Director for Natural Gas and Petroleum Technology and Acting Deputy Assistant Secretary for Natural Gas and Petroleum Technology. Dr. Juckett managed a portfolio of international projects including bilateral agreements with China, Russia, Venezuela, Ukraine, Bangladesh and Mexico. Dr. Juckett also played an active role in the formation of the United States/China Oil and Gas Industry Forum in 1998. From 1974 to 1988, Dr. Juckett worked for Phillips Petroleum Company, now known as ConocoPhillips, Inc., in management positions including responsibility for the support of worldwide divisions with exploration technologies including geochemistry and satellite imagery. Dr. Juckett earned a B.S. degree in chemistry from the State University of New York-Oswego and a Ph.D. in chemistry from the State University of New York-Albany.

John C. Mihm has served as a director since May 2004. He served as Chairman of the Board from January 2005 through June 2007. Mr. Mihm currently serves as chairman of both the Compensation Committee and the Nominating and Corporate Governance Committee of the Board. He serves on the board of eProjectManagement and HNNG, and also as HNNG’s Vice-President of Engineering. Mr. Mihm is the owner and President of JCM Consulting, PLLC, which provides services in the engineering, construction, and project management field. From 1964 until his retirement in 2003, Mr. Mihm worked for Phillips Petroleum Company, now known as ConocoPhillips, Inc., in various management positions, finally serving as Senior Vice President of Technology and Project Development. Mr. Mihm’s career includes over 20 years of work experience in China on offshore development and onshore coalbed methane exploration, working closely with China National Petroleum Corporation, China National Offshore Oil Corporation and SINOPEC on several joint ventures and employee development programs. He is a past board member of The Society of Petroleum Engineers and the ASME Foundation. Mr. Mihm is a registered professional engineer in Texas and Oklahoma. Mr. Mihm earned a B.S. degree in chemical engineering from Texas Tech University and serves on or has served on advisory boards at Texas Tech University, Oklahoma State University, University of Tulsa, University of Texas, Colorado School of Mines, Georgia Tech and University of Trondheim.

Lucian L. Morrison was appointed to the Board in January 2008. He also serves as a member of the Audit Committee of the Board and has been designated as an "audit committee financial expert."  Mr. Morrison currently serves as a director, audit committee member and compensation committee member of Erie Indemnity Company.  Additionally, Mr. Morrison served as a director of Encore Trust Company from 2005 to 2007 and of Encompass Services, Inc. from 1997 to 2003.  He founded Heritage Trust Company in 1979 and served as its CEO until 1990 when he sold it to Northern Trust Bank of Texas.  He served as director and chairman of the Trust Committee of Northern Trust Bank of Texas from 1990 until 1992.  He co-founded Sentinel Trust Company in 1997 and continues to serve as a consultant to the company and its other founders, and a director and a member of the company's investment committee.  From 1998 to 2002, he was chairman of Wing Corporation, a private exploration and production company.  Mr. Morrison serves as an independent trustee and consultant in trust, estate, probate and qualified plan matters and also manages oil and gas properties in Texas. He is also a development board member of the University of Texas Houston Health Science Center.  He holds a J.D. from the University of Texas School of Law, a graduate degree from the Southern Methodist University Southwestern Graduate School of Banking, Trust Division and a B.B.A. in Accounting from the University of Texas School of Business Administration.

Randall D. Keys was appointed Chief Financial Officer and Principal Accounting Officer on October 1, 2007.  Mr. Keys was a director of the Company from June 2004 until October 1, 2007.  Prior to his appointment, Mr. Keys also chaired the Audit Committee and served on the Compensation Committee.  From June 2006 to October 2007, Mr. Keys was self-employed as a corporate financial consultant.  From 2004 through 2006, he served as a financial consultant and Chief Financial Officer of BPZ Energy, Inc., and from 2002 through 2004, he served as a financial consultant and Chief Financial Officer of Transmeridian Exploration, Inc., both public international oil and gas companies. Mr. Keys has over 25 years of experience in the oil and gas industry.  He earned a B.B.A. in Accounting from the University of Texas and is a Certified Public Accountant. He began his career with a predecessor of the public accounting firm of KPMG LLP.

Phil A. Christian was appointed as Chief Operating Officer, President and Country Manager of Far East Energy (Bermuda), Ltd., our wholly-owned subsidiary in March 2008.  Mr. Christian has served in multiple operations management roles at British Petroleum Company p.l.c. ("BP") since 2003, including as Wells Manager for BP's Russian offshore operations and, as Director of Internal Audit, Director of Major Projects, and Technology Performance Team Leader in BP's Russian joint venture.  Between 1999 and 2003 he served as Project Manager and Team Leader in BP’s Exploration and Production Technology Group and as Wells Manager in Colombia.  Prior to 1999, Mr. Christian served as a Drilling and Operations Manager for Amoco Production Company, in Latin America and China.  Mr. Christian has over 24 years of experience in the oil and gas industry. Mr. Christian earned a B.S. in Chemical Engineering from the University of Texas.

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

Zhendong "Alex" Yang joined our company in September 2002 and was appointed as Senior Vice President, Exploration and Production in November 2003. Dr. Yang has 30 years of working experience in China’s energy industry and universities. From April 2002 through August 2002, Dr. Yang was a research fellow at Baylor College of Medicine. From May 1999 to March 2002, Dr. Yang served as Chief Executive Officer and President of YT International, LLC, a consulting services company for the petroleum industry.  From February 1995 to April 1999, Dr. Yang was a Senior Geologist/Deputy Director of coalbed methane China program of Amoco Corporation.  He holds a B.S. degree in geology and exploration from Hefei Industrial University, a M.S. degree in geology from Nanjing University and a Ph.D in geology from Texas A&M University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than ten percent stockholders are required by the SEC's regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us, we believe that all filing requirements applicable to our officers, directors and greater than ten percent stockholders for the year ended December 31, 2007, were complied with except for the timely filing of one Form 4 for John Mihm.  This form was filed by Mr. Mihm following its due date, on January 4, 2008.

Code of Ethics

We have adopted a code of ethics entitled "Code of Business Conduct," which applies to all employees, including our chief executive officer, chief financial officer and principal accounting officer. The full text of our Code of Business Conduct is published on our website, at www.fareastenergy.com, under the "Investor Relations" caption.  We intend to disclose future amendments to, or waivers from, certain provisions of this code on our website within four business days following the date of such amendment or waiver.  Information contained on the website is not part of this report.

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act and assists the Board and management of the Company in ensuring that we consistently act with integrity and accuracy in financial reporting.  The Board has adopted a written charter for the Audit Committee.  The Audit Committee's responsibilities include:

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

William A. Anderson is the chairman of the Audit Committee and the other members of the Audit Committee are John Mihm, Lucian L. Morrison and Thomas E. Williams.  On January 9, 2008, the Board increased the number of members of the Audit Committee from three to four independent directors.  The Board has determined that each member of the Audit Committee is independent within the meaning of the American Stock Exchange LLC ("AMEX") listing standards and satisfies the AMEX listing standards financial literacy requirements.  The Board has determined that each of William A. Anderson and Lucian L. Morrison are "audit committee financial experts" as that term is defined under Item 407 of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

John C. Mihm, Donald A. Juckett and William A. Anderson serve on the Compensation Committee. Our independent directors are, and we expect they will continue to be, the only members of the Compensation Committee. None of our directors or executive officers has a relationship with us or any other company that the SEC defines as a compensation committee interlock or insider participation that should be disclosed to stockholders.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis below with management, and based on reviews and discussions, the Compensation Committee recommended to the Board, and the Board has approved, that it be included in this report, and, as applicable, in our 2008 Proxy Statement.

John C. Mihm, Chairman of the Compensation Committee
William A. Anderson
Donald A. Juckett

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Committee

It is the responsibility of the Compensation Committee of our Board to set compensation for executive officers and directors, to establish and administer an overall compensation program that promotes the long-term interests of the Company and our stockholders, and to evaluate performance of executive officers.

The Compensation Committee uses information supplied by various sources, including Company management and outside compensation consultants, to assist it in determining compensation for our executive officers.  Management’s role is primarily to provide information relevant to performance measurement.  At the request of the Compensation Committee, our Chief Executive Officer provides informal evaluations of the performance of the executives that report directly to him and may make recommendations as to base compensation and performance awards for these individuals.  Additionally, our Chief Executive Officer works with the Compensation Committee in determining appropriate criteria for evaluating individual and company performance.  Due to the small size of our company, the Compensation Committee is able to make or specifically approve virtually all decisions regarding executive compensation and, therefore, the delegation of the committee's authority in this regard is very limited.

We have used the compensation consulting firm, Towers Perrin, since 2004.  Towers Perrin was selected by the Compensation Committee and reports directly to it.  They have performed no other work for us and have no other outside relationship to the Company's directors or officers.  For further information, see "Use of Compensation Consultant and Benchmarking."

Compensation Philosophy and Objectives

In setting overall total compensation for executive officers, the Compensation Committee strives to achieve and balance the following objectives:

•	hiring and retaining executive officers with the background and skills to help us achieve our company's objectives;
•	aligning the goals of executive officers with those of the stockholders and the Company;
•	motivating executive officers to achieve the Company's important short, medium and long-term goals;
•	conserving cash by setting compensation levels consistent with market conditions; and
•	providing sufficient ongoing cash compensation for our employees to meet their personal financial obligations.

The philosophy we use in setting compensation levels and structures is based on the following principles:

•	compensation for our executive officers should be strongly linked to performance;
•
compensation should consist of an increasingly higher percentage of compensation that is at risk and subject to performance-based awards as an executive officer’s range of responsibility and ability to influence the Company's results increases;

•	compensation should be fair and competitive in relation to the marketplace;
•	employment security should be used to equalize our employment opportunities with those of more mature companies, to the extent appropriate;
•	sense of ownership and long-term perspective should be reaffirmed through our compensation structure; and
•	outstanding achievement should be recognized.

Setting Executive Compensation

The Compensation Committee annually reviews and approves the base salaries, bonuses and equity awards of our executive officers.  During 2007, our executive officers included:

Name	Position
Michael R. McElwrath	President, Chief Executive Officer and Director
Randall D. Keys	Chief Financial Officer and Principal Accounting Officer (from October 1, 2007)
Bruce N. Huff	Chief Financial Officer (through September 15, 2007)
Garry R. Ward	Senior Vice President, Engineering
Alex Yang	Senior Vice President, Exploration and Production
Jeffrey R. Brown	President of Far East Energy (Bermuda), Ltd. (through May 15, 2007)
Don Duttlinger	President and Country Manager of Far East Energy (Bermuda), Ltd. (from May 16, 2007)

We use a combination of compensation elements in our executive compensation program, including:

•	salaries;
•	cash bonuses;
•	equity awards;
•	post-termination compensation; and
•	benefits.

Salaries and bonuses are our primary forms of cash compensation.  We strive to set salaries competitively by utilizing benchmarks as reference points.  We try to provide a reasonable amount of cash compensation to our employees to enable them to meet their personal financial obligations.  We provide short-term incentives by awarding annual cash bonuses determined by the Compensation Committee on a discretionary basis.  The bonuses reward achievement of short-term goals and allow us to recognize individual and team achievements.  The cash portion of our compensation structure consists of a higher percentage of salary as compared to bonus.  Bonuses and equity awards are our two forms of performance-based compensation.  We chose to use more equity awards than cash awards for performance based compensation.  As a result of our lower cash bonuses, annual discretionary cash bonuses as a percentage of our cash compensation is relatively low in comparison to the companies surveyed by Towers Perrin.

We provide long-term incentives through equity awards, which have historically consisted of stock options that vest over time.  In 2007, we also began to grant awards of restricted stock that vest over time.  Equity awards are a non-cash form of compensation.  We believe equity awards are an effective way for us to reward achievement of long-term goals, conserve cash resources and create a sense of ownership in our executives.  Options become valuable only as long-term goals are achieved and our stock price rises.  They provide our executive officers with a personal stake in the performance of the Company's equity even before vesting.  Restricted stock awards that vest over time provide similar incentives.  A large percentage of the total compensation paid to our executive officers consists of equity awards because we believe this is consistent with our philosophy of paying for performance and requiring more compensation to be at risk for employees at the highest level.

Our executive officers (other than Mr. Randall Keys) have also entered into employment agreements that have defined termination benefits, which we believe, in part, compensate for the potentially lower annual salary at our company as compared to more mature companies by providing security.  Our employment agreements as well as our equity awards generally provide compensation to our executive officers if they are terminated within 24 months of a change in control of the Company, which provides employment and financial security to our employees in that situation.  The competitive compensation and the employment agreements foster an environment of relative security within which we believe our executives will be able to focus on achieving Company goals.  For further discussion of the employment agreements with our executive officers, see "Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table – Employment Agreements with Executive Officers."

Use of Compensation Consultant and Benchmarking

Towers Perrin provides survey data to the Compensation Committee, which the committee uses to gauge the reasonableness and competitiveness of both total compensation and structure of the compensation package for our executive officers.  In January 2007, Towers Perrin provided the Compensation Committee with an analysis of compensation for top executives at certain oil and gas companies, primarily smaller companies with revenues below $175 million.  The analysis included a combination of data from the William M. Mercer 2006 Energy Industry Compensation Survey and the Towers Perrin 2006 Oil & Gas Compensation Survey.  The Mercer survey included data from more than 100 small to mid-sized companies grouped by size.  The Towers Perrin survey included a smaller number of companies that varied in size.  All of the companies in the Mercer and Towers Perrin surveys were energy companies in the exploration and production sector.  Towers Perrin used the Mercer survey data for smaller companies to benchmark salaries and its own survey to benchmark short-term and long-term incentives as a percentage of salary.

Towers Perrin also provided compensation data for a selected peer group of publicly traded companies, which the Compensation Committee also used as a reference point to assist in evaluting the reasonableness of certain elements of compensation.  Towers Perrin, with the assistance of management, identified eleven companies in the peer group.  These companies were selected for similarity of industry and because management believes that the Company competes with these companies for executive talent.  The following companies made up the peer group:

Harvest Natural Resources, Inc.	Toreador Resources Corp.
ATP Oil & Gas Corp.	Whittier Energy Corp.
Petroquest Energy Inc.	Transmeridian Exploration Inc.
Carrizo Oil & Gas Inc.	FX Energy Inc.
Endeavour International Corp.	Galaxy Energy Corp.
Harken Energy Corporation

Information on the pay practices of the peer group is provided by Towers Perrin to the extent such information is available.  The Compensation Committee used the analysis of performance and survey information in reviewing salaries and equity awards for 2007 and bonuses for 2007 performance for our executive officers.  However, the purpose of the analysis and survey information furnished by Towers Perrin is not to supplant the analysis of individual performance and other measures used in the compensation decision process for executive officers.  Because this analysis and information is just one of several analytical tools that are used in setting executive compensation, the Compensation Committee has discretion in determining the nature and extent of its use.

Total Compensation and Description and Allocation of Its Components

Total Compensation.  The Compensation Committee reviews total compensation for executive officers annually when they evaluate existing salaries and determine annual cash bonuses.  The committee evaluates survey data provided by Towers Perrin to assist in determining the appropriate total compensation for each officer.

The Compensation Committee blends the components of compensation to achieve a total compensation package that is weighted toward the equity component.  Total compensation for each officer, with some variation, was near or below the 25th percentile of the total compensation of the companies in the survey data provided by Towers Perrin.  In comparing total compensation to the Towers Perrin survey, the Compensation Committee did not include the amended 409A Options or the restricted stock granted to executive officers to compensate them for the loss in value of their 409A Options by reason of the amendment.  The cash components of compensation, which constitute a smaller percentage of total compensation, were at or near the 25th percentile.  Of the two cash components, salary was near the 50th percentile and cash bonus opportunities were at or near the 25th percentile.  This is consistent with our objective of emphasizing equity awards and conserving cash.  Our level of cash compensation also reflects a key difference between our company and other companies in the survey.  Our company is in the development stage while the surveyed companies are generally revenue producing and therefore may be less concerned about conserving their cash resources.

Equity awards for executive officers have historically constituted a larger percentage of total compensation and have been between the 50th and the 75th percentile based on the survey data provided by Towers Perrin.   During 2007, the Company granted both options and  restricted stock to executive officers.  As described further below, some of the shares of the restricted stock granted to Messrs. McElwrath and Ward in 2007 were used to compensate them for their loss of value of their 409A Options.  If these one time grants are excluded, then the non-cash portion of Mr. McElwrath's and Mr. Ward's compensation would fall between the 25th and the 50th percentile and below the 25th percentile, respectively.  Including these grants, the non-cash portion of their compensation will fall between the 25th and the 50th percentile and below the 25th percentile for Messrs. McElwrath and Mr. Ward, respectively.  Equity awards for our other executive officers were below the 25th percentile. For further information, see "2007 Summary Compensation Table," "2007 Grants of Plan-Based Awards Table" and "Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table."

Decisions regarding salary increases, bonus awards and equity awards are ultimately at the discretion of the Compensation Committee.  However, in making these decisions, the committee considers the achievements of the Company in the previous fiscal year, the obstacles overcome in our exploration efforts, the progress toward commercial gas production and revenues, and whether expenditures have been reasonably managed.

In addition to the Company's achievements, the Compensation Committee reviews the accomplishments and performance of the individual executive officers.  Before 2007, we did not set specific performance goals relative to performance awards, but rather, the Compensation Committee used its experience and judgment in granting both cash and equity awards.  For 2007, in reviewing company and individual performance and as part of the determination of compensation, the Compensation Committee considered, among other things, the following company performance factors and individual performance factors:

Company Performance Factors

•	level of production of CBM gas, if any; and
•	changes in the Company's share price.

Individual Performance Factors

•	development and implementation of strategic plans related to the executive officer's responsibilities;
•	improvement of the Company's and our executive officer's relationships with CUCBM and other constituencies;
•	improvement of data management and technical analysis,
•	control of drilling and exploration costs;
•	creation of an overall development plan for the Shouyang Block in the Shanxi Province of China;
•	provision of relevant operational and production updates to executive team and the Board, as appropriate; and
•	completion of successful capital raising at an appropriate level to meet upcoming operational needs.

During its review of the 2007 performance criteria, the Compensation Committee gave approximately one-third of the weight of its evaluation of the executive officer based on company performance measures.  The remainder of the evaluation of the executive officer was based on the individual performance factors and other considerations.  These performance measures were also discussed with the applicable executive officers. The performance criteria had a significant impact on the Compensation Committee's decisions regarding discretionary bonuses for 2007, although they were not determinative in those decisions.  The committee also considered the 2007 performance criteria in determining salary increases in 2008.

In 2008, the Compensation Committee plans to continue to implement guidelines under which performance at the executive level can be measured with simplicity and transparency and performance awards can be granted in relation to those performance measures.  For a development stage company, appropriate, reliable performance measures can be difficult to identify.  However, we will seek to identify measurements that are appropriate to a development stage company and which will relate to the achievement of Company goals, particularly in the areas of drilling and production and appropriate management of our cash resources.  For 2008, the Compensation Committee intends to set performance measures based on both Company and individual performance factors and to adopt target bonuses based on a percentage of the executive’s base salary.  The committee expects that the maximum bonus that an executive may earn will be set at a specified percentage of the executive’s base salary.  The executive may earn that maximum bonus or percentage of salary only if the company and individual performance factors for the year are fully met.  Otherwise, the bonus actually earned will fall short of the maximum potential bonus achievable for the year and will be reduced based upon the committee's evaluation of company and individual performance factors.  The committee believes these performance measures will be a very strong factor in making bonus decisions and may influence salary adjustments and equity awards.  However, the Compensation Committee plans to continue to use its discretion in making these compensation decisions.

Salaries.  The Compensation Committee reviews salaries for our executive officers annually near the beginning of the year and adjustments to salaries, if any, have historically been made effective as of January 1 of that year.  Initial base salaries are set forth in the executive's employment agreement.  The level of salary is determined by market factors when the executive officer is hired and are adjusted as necessary during the annual review of salary.  Infrequently, specific circumstances may prompt a salary change outside the usual review schedule.  The Compensation Committee evaluates adjustments to salary based, in part, on the survey and peer group data provided by Towers Perrin and the company and individual performance criteria.  No executive has yet changed or increased his level of responsibility within the Company, but if that were to occur, the Compensation Committee would consider a commensurate change in salary.

In January 2007, the Compensation Committee approved salary increases of 5% for each Michael R. McElwrath, Garry Ward and Zhendong "Alex" Yang.  These increases were made to maintain market competitiveness and to adjust for increases in cost of living based on available market comparison data, and were at rates consistent with or below salary rate increases at the Company generally.  The annual base salary of Mr. Keys did not change because he was appointed as Chief Financial Officer in the fourth quarter of 2007.

In addition, the annual salary of Bruce N. Huff was increased in both January 2007 and May 2007 by 5% and 34%, respectively.  The January increase was made to maintain market competitiveness and  to adjust for increases in cost of living based on available market comparison data.  The May increase was used as a means of retention in consideration of alternative employment offers to Mr. Huff.  The foregoing salary increases on January 2007 and May 2007 became effective January 1, 2007 and May 1, 2007, respectively.

Bonuses.   The Compensation Committee awards cash bonuses each year, typically early in the first quarter, for performance during the previous fiscal year.  We are required to pay a minimum bonus of $40,000 per annum to our Chief Executive Officer pursuant to his employment agreement with the Company, and certain bonuses related to foreign service for executives working in China.

Other than contractual bonuses, the amount of each bonus has ultimately been a discretionary determination, based on the events and accomplishments of the year. While bonuses are discretionary, they are significantly affected by the Compensation Committee's evaluation of the performance criteria described above. During 2007, the Compensation Committee's review of these performance measures largely determined the committee's decision regarding bonuses.

In determining discretionary bonuses, the committee generally awards cash bonuses that are towards the lower end of the range for oil and gas companies in the survey data provided by Towers Perrin.  This is accomplished by setting a maximum bonus range as a percentage of salary and, to date, this percentage has not exceeded 65%.  However, the Compensation Committee continues to use its discretion in making these compensation decisions.  The Compensation Committee has, in certain circumstances, awarded retention bonuses to retain the services of certain executive officers.  The committee may consider granting retention bonuses in the future but does not currently intend to award additional retention bonuses.

In granting the cash bonus awards for 2007, the Compensation Committee considered the company and individual performance criteria described above.  Messrs. McElwrath, Keys, Ward and Yang received discretionary bonuses of $88,993, $12,938, $19,756 and $26,010, respectively.  In addition to the above, Mr. McElwrath's employment agreement provides that he receives performance bonuses of not less than $20,000 payable on or before the 13th of April and October of each year.  Mr. Keys' bonus was prorated for the period of service between his appointment as Chief Financial Officer in September 2007 and the end of the year.  Achievements are considered within the context of the relative difficulty of the circumstances we experience as one of the first and smallest U.S. companies to explore for coalbed methane in China.  The committee also considers the recommendations of the Chief Executive Officer regarding performance awards of the other executives.

Equity Awards.  Equity awards are an important component in our compensation structure, particularly because we are a development stage company and it is important for us to conserve cash resources.  Equity awards may be granted at a date other than the date that salary and bonus decisions are made but are typically granted during the first quarter of the year.  Until recently, we granted only awards of non-qualified stock options.  In 2007, the Compensation Committee began to use restricted stock grants in addition to the traditional use of option grants and has continued to grant restricted stock in 2008.

In December 2007, we amended certain option agreements between the Company and three of our officers and one of our directors individually that were granted prior to the adoption of the 2005 Plan.  The amendments were made solely to avoid the potential adverse tax consequences to our executives of Section 409A of the Internal Revenue Code of 1986, as amended ("Code"), in accordance with guidance issued by the Internal Revenue Service.  If Section 409A applied to these option agreements, the executives would be subject to a 20% excise tax on the gains from these awards.  The amended option agreements changed the terms of the original agreements to have a fixed future exercise date and/or to have a higher exercise price equal to the fair market value on the original date of grant of those options.  These amendments were made to the portion of these option agreements that covered any options that vested subsequent to January 1, 2005.  The portion of these option agreements that covered any options that vested prior to January 1, 2005 remained unchanged.  In conjunction with the amendment of the options, we granted shares of restricted stock to those officers and the director to compensate them for the loss in value to their options created by the amendments.  These grants of restricted stock have vesting periods of approximately four months.

Choice of equity vehicles.  In the past, we chose to use grants of options to purchase our common stock for the equity awards granted to our executive officers.  Stock options effectively align our executives’ goals with those of stockholders and motivate executive officers to achieve our long-term goals.  Our option agreements typically include both time-vesting and termination forfeiture terms, which assist us in inducing the employment and retention of executive officers by providing a financial incentive related to retention.  The Compensation Committee plans to continue to utilize options awards.

In addition to option awards, in 2007, the Compensation Committee also introduced restricted stock into the forms of equity used for awards.  The committee considered that the use of this form of equity, rather than options, would reduce dilution to our existing stockholders, provide equity participation in our company to these executives and reduce the overall number of shares granted.  The Compensation Committee believes that decreasing the dilutive effect related to our equity awards will assist in preserving the economic value of our existing stockholders.  The committee also believes that shares of time-vesting restricted stock will encourage achievement of long-term goals and retention of key executives in a similar manner as option awards.  The Compensation Committee plans to continue to grant options and/or restricted stock in the future to our executive officers.

Determining the size of the equity award.  We use equity awards as both as a reward for past performance and an incentive for future performance.  The Compensation Committee has historically approved discretionary equity award grants to executive officers during the first quarter of the year.

Each of our executive officers received a grant of equity awards upon joining the Company, providing them with an initial equity stake and a long-term incentive.  The size of these initial grants is determined primarily by market factors, with such grants offered as an inducement to accept our offer of employment.  Although it has typically granted additional awards annually, the Compensation Committee is not bound to make continuing equity awards to executive officers, and in fact, does not in every case.  Factors considered by the committee in determining whether an executive receives an award of options and/or restricted stock and the size and vesting schedule of that award include the following:

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

•	the estimated fair value of the award (using the Black-Scholes option pricing model for options) and its impact on the executive’s total compensation;
•	the estimated impact of the expense of the award on reported income in the year of the award and subsequent years;
•	the stockholder dilution, including overhang of existing options and warrants for our common stock;
•	the shares remaining available for grants under the 2005 Plan;
•	the tax consequences related to the vesting of the equity awards; and
•	the review of equity award data for comparable companies as provided by Towers Perrin.

2005 Stock Incentive Plan awards.  Since its approval by our stockholders in 2005, with certain exceptions described below, we have granted options and restricted shares to executive officers under the 2005 Plan.  Our grants to executive officers under the 2005 Plan have historically had a vesting period of three to four years from date of grant and a term of up to ten years.  Typically, our option awards provide for forfeiture of unexercised options after a period of 60 to 90 days after the applicable executive's termination of employment with the Company.

Awards granted outside the 2005 Plan.  Prior to the adoption of the 2005 Plan, grants of options to executives included varying terms, some differing from the above.  Since the adoption of the 2005 Plan, we did not grant any awards outside the 2005 Plan until the fourth quarter of 2007.  During the quarter, inducement equity awards in the form of options were granted outside the 2005 Plan to William Anderson, a new director who was appointed on October 1, 2007.  Additionally, as described above, we granted restricted stock outside the 2005 Plan to two executive officers and a director to compensate them for an amendment to their option agreements that increased the exercise price of the affected options.  These stock option and restricted stock awards contained terms similar to those made under the 2005 Plan.  The Compensation Committee may continue to grant options and/or restricted stock outside of the 2005 Plan, particularly for inducement grants to newly appointed executive officers and directors.

Expense recognition.  All compensatory options and restricted stock are expensed over time in accordance with generally accepted accounting principles. For information on the equity award expense recognized in 2007 for each executive officer, see "Summary Compensation Table – Option Awards" and "Summary Compensation Table – Restricted Stock Awards."  For further details regarding 2007 equity grants to our named executive officers, see the "Grants of Plan-Based Awards" table.  For further information on the 2005 Plan, see "Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table – 2005 Stock Incentive Plan" and "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information."

Procedures for granting equity awards.  We have generally granted any equity awards to our executive officers annually during the first quarter of each fiscal year or at employment.  Since the adoption of the 2005 Plan, options are dated and assigned exercise prices as of the nearest trading date to the meeting of the Compensation Committee in which such awards were approved.  Exercise prices for option grants during 2007 have been set at the fair market value on the date of grant or higher.  For purposes of determining exercise prices for our stock option awards, the fair market value of our common stock, on a given date, means the average of the closing bid and asked prices of the shares of common stock as reported that day on the OTC Bulletin Board.  We intend to continue this practice.  We attempt to avoid issuing options near the time of any expected significant movement in our stock price by taking care, within reason, not to schedule these meetings in proximity to upcoming or recent announcements of significance, such as earnings releases or other public announcements relating to current or future profitability.  Scheduling of meetings of the Compensation Committee is also impacted by availability of personnel and the need to make timely hiring decisions and cannot be perfectly aligned with regard to public announcements.  Under the 2005 Plan, the Chief Executive Officer, as long as he is a member of the Board, has the authority to grant equity awards of up to an aggregate of 200,000 shares of common stock in each calendar year to employees that are not subject to the rules promulgated under Section 16 of the Exchange Act.  The exercise price for such grants made by the Chief Executive Officer are to be based on the date the award agreement is signed, which is as soon as possible after the decision to make the award is settled.  In practice, all awards have usually been approved by the Compensation Committee.

Awards have also been granted to new executive officers and incumbent directors on or near the date of hire or election.  Our current practice is to grant, date and price options to new executives on the date of hire, which is not the date of their acceptance of our offer of employment, but rather, the first day they report for work at the Company.  During 2007, the Compensation Committee has also began using grants of restricted stock as an inducement of employment for new executive officers.  Similar to option awards, our current practice is to grant and date restricted stock awards on the first day the executive reports for work at the Company.  Grants to newly elected directors are generally awarded at the first meeting of the Compensation Committee after their election.

Post Termination Compensation.  We have employment agreements with four of our five named executive officers.  All but one of our executive employment contracts provide some form of termination benefits.  As a development stage company whose future may be uncertain, we believe it is necessary to provide contractual assurance of continued employment to our executives, and that without such assurances, our recruitment efforts would not be as successful.

Our executive employment agreements provide for termination benefits, including in certain cases upon a change in control.  These clauses assist us in attracting and retaining executive officers and are designed to provide stable leadership for the Company during any potential or actual change of control.  With the assurance of these benefits, we believe our executives will be better able to objectively evaluate offers to purchase the Company or other forms of potential change of control.  The clauses also encourage continuation of the leadership and experience of our key executives after a change in control, at least through a period of transition.

For further discussion of the terms of each employment agreement, see "Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table – Employment Agreements with Named Executive Officers."

Perquisites and Other Benefits.  We provide health insurance to our executive officers, which is the same as that provided to our other U.S. employees.  We also provide matching contributions for those U.S. employees who contribute to a Simple Individual Retirement Account ("Simple IRA"), matching up to 3% of annual salary, subject to certain caps provided by tax regulation.  These benefits were approved by the Compensation Committee when adopted.  We also provide additional pay to our U.S. executive officers working in China to compensate those executives for living outside the U.S.  Don Duttlinger and Jeffrey Brown, who resigned from the Company in January 2008 and June 2007, respectively, are the only executive officers who had this arrangement during 2007.  The additional payments for Messrs. Duttlinger and Brown were determined based on what we believed was market compensation when each was hired.

In December 2007, the Compensation Committee also approved the reimbursement of attorney's fees incurred by Michael R. McElwrath relating to the review and analysis of the potential adverse tax consequences of Section 409A of the Code on his employment agreement and/or option agreements.  We have paid $16,629 in attorney's fees that Mr. McElwrath incurred in connection with evaluating the amendment of the 409A Option and the affect on his employment agreement.

Tax and Accounting Considerations

Section 162(m) of the Code generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to any executive officer unless such compensation is paid pursuant to a qualified performance-based compensation plan.  All compensation awarded to our executive officers in 2007 is expected to be tax deductible.  The Compensation Committee considers such deductibility and the potential cost to the Company when granting awards and considering salary changes.

We account for equity awards under the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (FAS No. 123(R)).  We charge the estimated fair value of option and restricted stock awards to income over the time of service provided by the employee to earn the award, typically the vesting period.  The fair value of options is measured using the Black-Scholes option pricing model.  The fair value of non-vested stock awards is measured by the closing price of our common stock on the date of the award, with no discount for vesting period or other restrictions.  The compensation expense to the Company under FAS No. 123(R) is one of the factors the Compensation Committee considers in determining equity awards to be granted, and also may influence the vesting period chosen.

As a result of the resignation of Bruce N. Huff, during 2007, Mr. Huff forfeited options to purchase 560,000 shares of common stock, as well as 150,000 shares of restricted stock awarded to him in 2007.  Similarly, as a result of the resignation of Jeffrey R. Brown, he forfeited options to purchase 600,000 shares of common stock during 2007.  The amounts reported for Mr. Huff in the 2007 Summary Compensation Table include no expense for the restricted stock and a reversal of $139,150 in expense related to the forfeited options.  The amounts reported for Mr. Brown in the 2007 Summary Compensation Table include a reversal of $64,800 in expense related to the forfeited options.  The reversal represents the amount of expense related to the forfeited options, which was included in Messrs. Huff’s and Brown's amount for 2006.  Additionally, Don Duttlinger forfeited options to purchase 225,000 shares of common stock upon his termination of service in January 2008, and will forfeit an additional options to purchase 75,000 shares of common stock if not exercised prior to March 6, 2008.  No reversal of expense is reflected in the 2007 Summary Compensation Table for Mr. Duttlinger, as the forfeitures did not occur in 2007.

Chief Executive Officer Compensation

For 2007, the compensation of our Chief Executive Officer, Michael R. McElwrath, compares to the survey data provided by Towers Perrin as follows:

Component	Percentile
Salary	Between the 25th and 50th
Annual cash bonus	Below the 25th
Equity award	Below the 25th
Total	Below the 25th

The comparison of Mr. McElwrath's compensation to the benchmarks is similar to that of our other executive officers. For purposes of this comparison, the restricted stock that was granted to Mr. McElwrath to compensate him for his loss of value of his 409A Options is not included in his non-cash compensation for 2007.  If these one time grants are included, then the non-cash portion of Mr. McElwrath's compensation would fall between the 25th and the 50th percentile.

Of Mr. McElwrath's 2007 total compensation, 55% was attributable to the elements of salary and annual cash bonus and 45% to non-cash equity elements if the impact of the restricted stock granted to compensate for loss of value of 409A options is excluded.  For other executive officers, the cash elements ranged from 45% to 76% of total compensation, with the exception of our officers working outside the U.S., whose cash elements comprised a higher percentage of their total compensation.  The actual allocation between cash and non-cash compensation for each executive officer  was approximately 50% to 50%, which was within the range of allocations that the Compensation Committee considers appropriate.

COMPENSATION TABLES AND ADDITIONAL INFORMATION

The following table sets forth a summary of compensation paid to our Chief Executive Officer, Chief Financial Officer, three other most highly paid persons serving as executive officers and two former executive officers (the "Named Executive Officers") for the fiscal years ended December 31, 2007, December 31, 2006 and December 31, 2005.

2007 Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(1)		All Other Compen-sation ($)		Total
Michael R. McElwrath	2007	315,000	128,993	(2)(6)	103,694	(3)	458,276	(3)	27,129	(4)	1,033,092
President and Chief Executive Officer	2006 2005	300,000 236,250	100,000 60,000		- -		637,110 -		10,001 23,003		1,047,111 319,253
Randall D. Keys(5) Chief Financial Officer	2007	62,500	12,938	(2)(6)	52,500		92,772		44,875	(7)	265,585
Bruce N. Huff(8)	2007	162,250	50,000		-		(90,675)	(9)	7,755	(10)	129,330
Former Chief Financial Officer Secretary and Treasurer	2006 2005	185,000 168,000	46,250 35,000		- -		258,653 -		6,600 9,704		496,503 212,704
Don Duttlinger(11) Former President, Far East Energy (Bermuda), Ltd.	2007	98,222	23,333	(12)	-		97,375	(13)	30,837	(14)	249,767
Jeffrey R. Brown(15)	2007	56,250	18,750	(12)	-		(64,800)	(16)	186,337	(17)	196,537
Former President, Far East Energy (Bermuda), Ltd.	2006 2005	150,000 32,396	50,000 7,677		- -		64,800 -		227,758 24,888		492,558 64,961
Garry R. Ward	2007	163,611	19,756	(6)	4,370	(3)	45,515	(3)	-		233,252
Senior Vice President, Engineering	2006 2005	155,820 147,000	23,373 17,500		- -		193,468 -		- 17,516		372,661 182,016
Zhendong "Alex" Yang	2007	156,450	26,010	(6)	-		27,066	(3)	5,364	(10)	214,890
Senior Vice PresidentExploration	2006 2005	149,000 132,300	22,350 20,000		- -		260,800 -		5,070 2,991		437,220 155,291

(1)
Stock awards and option awards are quantified in the table according to the amount included in 2007 and 2006 share-based compensation  expense for the equity awards granted to each Named Executive Officer through the end of fiscal year 2007 as determined in accordance with FAS 123R.  See Footnote 10 to the Consolidated Financial Statements included in Part II of this report for assumptions used in valuing these awards and the methodology for recognizing the related  expense.  The expense, as presented  in accordance with SEC rules in this table, has been modified to eliminate forfeiture assumptions in computing the expense for unforfeited awards, and to reverse previously reported executive compensation expense for awards forfeited during the year. All options awards are for the purchase of our common stock.  Stock awards are grants of restricted stock representing time-vesting shares.

(2)	The bonus for Mr. McElwrath is for performance in 2007 and includes $40,000 paid during the year of performance, which is required under the terms of his employment agreement.
(3)
On December 19, 2007, we modified certain option agreements with Messrs. McElwrath, Ward and Yang that were granted prior to the adoption of the 2005 Plan.  The exercise prices and/or the vesting dates of the awards were modified to avoid potential adverse tax consequences to the option holders under Section 409A of the Code.  The existing options were cancelled and were replaced with new option grants which contain terms that are more restrictive than the previous grants and with exercise prices equal to the fair market value of our common stock on the original date of grant.  The modifications differed with each affected grant, but all changes were disadvantageous to the option holder.  In conjunction with modifying the options, we granted shares of restricted stock to the affected officers whose options were modified by increases to the exercise price, to compensate them for the change in option terms.  In each case, the number of shares granted was related to the increase in aggregate exercise price of the modified options.  Under generally accepted accounting principles, the fair value of such modifications is equal to any increase in fair value between the original and revised options.  In the case of the options, the fair value is zero, as the terms of the modified options are more restrictive than those of the original options and there has been no increase in fair value.  In the case of the shares of restricted stock, we measured the fair value as equal to the value of the stock on the grant date with no discount for vesting or other restrictions.  During 2007, Mr. McElwrath was granted 788,542 shares of restricted stock, of which 338,542 were granted to Mr. McElwrath to compensate him for the change in the option terms of his option agreements affected by Section 409A of the Code.

(4)
Represents $10,500 for the cost of matching funds to the Named Executive Officer's Simple IRA and $16,629 for the reimbursement of Mr. McElwrath's attorney's fees relating to the review of the impact of Section 409A of the Code on his employment agreement and option agreements.

(5)	Mr. Keys was appointed Chief Financial Officer on October 1, 2007 and in conjunction with the appointment Mr. Keys resigned from the Board and its committees.
(6)	These bonuses represent amounts awarded for 2007 performance.
(7)
Mr. Keys' other compensation includes $1,875 for the cost of the Company matching funds to his Simple IRA account and $43,000 for fees earned in his previous position as a member of the Board, a member of the Audit Committee and Chairman of the Audit Committee. The fees include $15,000 annual cash retainer as a member of the Board, $6,000 for attendance of Board meetings; $10,000 for attendance of committee meetings and $12,000 retainer for Audit Committee Chairman.

(8)	Mr. Huff resigned as Chief Financial Officer of the Company on September 15, 2007. There were no severance or other payments made to Mr. Huff in connection with his separation.
(9)
Mr. Huff forfeited options to purchase 560,000 shares of common stock and 150,000 shares of restricted stock awarded to him in 2007 due to his termination of service with us.  The amounts reported for Mr. Huff in the Stock Awards and Option Awards columns for 2007 include no expense for the restricted stock and a reversal of $139,150 in expense related to the forfeited options.  The reversal, included in the Options Awards column, represents the amount of expense related to the forfeited options, which was included in Mr. Huff’s Options Awards amount for 2006.

(10)	Represents the cost of the Company matching funds to the Named Executive Officer's Simple IRA.
(11)	Mr. Duttlinger resigned as President of Far East Energy (Bermuda) Ltd. on January 7, 2008.
(12)
The bonuses for Messrs. Duttlinger and Brown represent their international service bonuses.  Pursuant to their employment agreements, the international service bonuses were earned by these employees so long as they worked for us in China.

(13)
Mr. Duttlinger forfeited options to purchase 225,000 shares of common stock upon his termination of service in January 2008, and will forfeit an additional options to purchase 75,000 shares of common stock if not exercised prior to March 6, 2008.  No reversal of expense is reflected in the 2007 Summary Compensation Table, as the forfeitures did not occur in 2007.

(14)
Mr. Duttlinger worked at our offices in Beijing, China during a portion of his service to us.  Mr. Duttlinger's other compensation includes $6,528 for housing in China, $1,600 for moving expenses, $3,845 for tax equalization, $6,264 for the expenses of a car and driver, and $12,600 for consulting fees earned prior to his employment with the Company.  The cost of the car and driver include vehicle leasing and maintenance expense, payroll, tolls, and fuel.  No allocation of the costs related to the use of the car and  driver has been made  between personal use and business travel within China.

(15)	Mr. Brown served as President of Far East Energy (Bermuda) Ltd. until he resigned on May 16, 2007.
(16)
Mr. Brown forfeited options to purchase 600,000 shares of common stock due to his termination of service with us. The amount reported for Mr. Brown in the Option Awards column for 2007 includes a reversal of $64,800 in expense related to the forfeited options.  The reversal, included in the Options Awards column, represents the amount of expense related to the forfeited options, which was included in Mr. Brown’s Options Awards amount for 2006

(17)
Mr. Brown worked at our offices in Beijing, China during his service to the Company.  Mr. Brown's other compensation in 2007 includes $37,780 for housing in China, $27,843 for tax equalization on his international service bonus and on his housing provision, $20,847 for the expenses of a car and driver, and $1,867 for company-paid personal travel.  In addition, other compensation in 2007 includes $98,000 in termination benefits, consisting of an $80,000 termination settlement, $12,000 in consulting costs for transition services provided by Mr. Brown to the Company after his resignation, and $6,000 paid as a relocation allowance. The cost of the car and driver include vehicle leasing and maintenance expense, payroll, tolls and fuel.  No allocation of the costs related to the use of the car and driver has been made between personal use and business travel within China.

Grants of Plan-Based Awards

The following table provides information on equity awards granted during 2007.

2007 Grants of Plan-Based Awards
Name	Grant Date	Action Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)		All Other Option Awards: Number of Securities Underlying Options (#)(1)		Exercise or Base Price of Option Awards ($/Sh)(1)	Closing Market Price	Grant Date Fair Value of Stock and Option Awards ($)
Michael R. McElwrath	03/21/07	03/21/07	450,000						369,000
	12/19/07	12/19/07			260,000	(2)	0.65		-
	12/19/07	12/19/07			500,000	(2)	1.30		-
	12/27/07	12/19/07	338,542	(2)					325,000	(2)

Randall D. Keys	01/25/07	01/25/07			40,000		0.765	0.76	23,200
	10/01/07	10/01/07			450,000		1.05		346,500
	10/01/07	10/01/07	100,000						105,000	(2)

Bruce N. Huff(3)	03/21/07	03/21/07	150,000	(4)					123,000

Don Duttlinger(5)	05/16/07	05/11/07			300,000	(6)	1.145		246,000

Garry R. Ward	03/13/07	03/13/07			50,000		0.875		32,000
	12/19/07	12/19/07			300,000	(2)	2.37		-
	12/27/07	12/19/07	115,625	(2)					111,000	(2)

Zhendong "Alex" Yang	03/13/07	03/13/07			30,000		0.875		19,200
	12/19/07	12/19/07			480,000	(2)	0.650		-

(1)
Except as described in footnote (2) below, all option awards and restricted stock awards were granted under the 2005 Plan.  The exercise price of all the options granted under the 2005 Plan was equal to the fair market value of our common stock on the date of grant.  The fair market value, on a given date, means the average of the closing bid and asked price of our common stock as reported that day on the OTC Bulletin Board.  If the fair market value was less than the closing market price on the date of grant, the closing market price is set forth in the column entitled "Closing Market Price."

(2)
These grants represent the modification of existing option agreements that had been granted prior to adoption of the 2005 Plan, as well as certain grants of restricted stock.  The exercise prices and/or the vesting dates of the awards were modified to avoid potential adverse tax consequences to the option holders under Section 409A of the Code.  The existing options were cancelled and were replaced with new option grants which contain terms that are more restrictive than the previous grants and with exercise prices equal to the fair market value of our common stock on the original date of grant.  The modifications differed with each affected grant, but all changes were disadvantageous to the option holder.   In conjunction with modifying the options, we granted shares of restricted stock to the affected officers whose options were modified by increases to the exercise price, to compensate them for the change in option terms.  In each case, the number of shares granted was related to the increase in aggregate exercise price of the modified options.  Under generally accepted accounting principles, the fair value of such modifications is equal to any increase in fair value between the original and revised options.  In the case of the options, the fair value is zero, as the terms of the modified options are more restrictive than those of the original options and there has been no increase in fair value.  In the case of the shares of restricted stock, we measured the fair value as equal to the value of the stock on the grant date with no discount for vesting or other restrictions.  See "Compensation Tables and Additional Information – Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table – Description of Option Amendments."

(3)	Mr. Huff resigned as Chief Financial Officer of the Company on September 15, 2007.
(4)
All shares of restricted stock granted to Mr. Huff in 2007 were forfeited in connection with the termination of his service with the Company.  Although the shares had fair value on the grant date as reported in the table above, the 2007 expense recognition related to them is not included in the Summary Compensation Table due to the forfeiture of the award in the same year as its grant.

(5)	Mr. Duttlinger resigned as President of Far East Energy (Bermuda), Ltd. on January 7, 2008.
(6)
Options to purchase 225,000 shares granted to Mr. Duttlinger in 2007 have been forfeited.  Options to purchase up to 75,000 shares of our common stock granted to Mr. Duttlinger in 2007 will be forfeited on March 6, 2008 if not exercised before that date.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements with Name Executive Officers

We have employment agreements with Named Executive Officers (except for Randall D. Keys) and those agreements are summarized below.

Agreement with Michael R. McElwrath.  On December 23, 2004, the Company entered into an amended and restated employment agreement with Michael R. McElwrath on November 26, 2007, the Company amended the agreement by extending the term to October 13, 2010.  The employment agreement provides that Mr. McElwrath will receive performance bonuses of not less than $20,000 payable on or before the 13th of April and October of each year.  Mr. McElwrath's annual base salary for 2007 was increased to $315,000 from $300,000.

Unless further extended, the employment agreement for Mr. McElwrath terminates on October 13, 2010.  The employment agreement provides that if Mr. McElwrath is terminated by the Company for Cause (as defined in the employment agreement), the Company shall pay his base salary and all amounts actually earned, accrued or owing as of the date of termination and he shall be entitled for a period of three months after termination to exercise all options granted to him under his employment agreement or otherwise to the extent vested and exercisable on the date of termination.  Subsequent to the three-month exercise period, remaining unexercised options will be forfeited.

If Mr. McElwrath's employment is terminated by the Company (other than as a result of death, Disability (as defined in his employment agreement) or Cause), or if he terminates his employment for Good Reason (as defined in his employment agreement), he shall be entitled to the following:

•	a lump sum payment of two times the sum of his base salary and bonus paid during the immediately preceding twelve-month period;
•
continued participation in all employee benefit plans, programs or arrangements available to the Company's executive officers in which the executive was participating on the date of termination for a specified period of time following termination;

•
for a period of three years following the termination date, the exercise of all options and restricted stock awards granted to him to the extent vested and exercisable at the date of termination of executive's employment (after the three year period is completed, remaining unexercised options will be forfeited); and

•	certain gross-up payments for excise taxes.

Notwithstanding the foregoing, if Mr. McElwrath's termination of employment by the Company (other than for death, Cause or Disability) or by him for Good Reason occurs within 24 months following a Change of Control (as defined in the employment agreement), then he shall be entitled to a lump sum payment of three times the sum of his base salary and bonus during the immediately preceding twelve-month period and all options and restricted stock granted to him will immediately vest and become exercisable as of the date of termination. After a period of three years following the termination date, all remaining unexercised options will be forfeited.  The employment agreement also entitles Mr. Elwrath to certain gross up payments for excise taxes in the event of a Change of Control.

If Mr. McElwrath's employment is terminated as a result of death or Disability, the Company shall pay his base salary and all amounts actually earned, accrued or owing as of the date of termination and he or his estate shall be entitled to exercise all options granted to him regardless of whether or not the option or restricted stock is vested on the date of termination.  Mr. McElwrath or his estate may exercise any of the options or restricted stock that vest on the date of termination for a period of three years, after which time the awards are forfeited.

Mr. McElwrath's employment agreement contains no covenant-not-to-compete or similar restrictions after termination.

Agreement with Bruce N. Huff.   On December 23, 2004, the Company entered into an amended and restated employment agreement with Bruce N. Huff.  The employment agreement provided that Mr. Huff receive performance bonuses of between 15% to 25% of his base salary. The performance criteria for bonuses were established by the Compensation Committee.  Effective May 1, 2007, Mr. Huff's base salary was increased from $185,000 to $260,000 and the Compensation Committee awarded Mr. Huff a discretionary bonus of $50,000.  Both the  increase in salary and the discretionary bonus were granted for purposes of employee retention.

Mr. Huff resigned as Chief Financial Officer of the Company on September 15, 2007.  He received no compensation in connection with his resignation.  Mr. Huff's employment agreement contained no covenant-not-to-compete or similar restrictions after termination.

Arrangement with Randall D. Keys.  Mr. Keys was appointed as Chief Financial Officer on October 1, 2007.  He has no employment contract with us.  Mr. Keys served as an independent director on our Board from June 2004 until his appointment as Chief Financial Officer, at which time he resigned from the Board.  While on the Board, Mr. Keys also served as chairman of the Audit Committee.

Mr. Keys' annual base salary is $250,000 and he is also eligible to receive discretionary bonuses as determined by the Compensation Committee.  In the event that Mr. Keys’ employment with the Company and its subsidiaries is terminated upon or within 24 months of a Change of Control (as defined in the 2005 Plan), all options and restricted stock granted to Mr. Keys shall be immediately and fully vested and exercisable as of the date of termination.

Agreement with Don Duttlinger.  On May 16, 2007, the Company entered into an employment agreement with Don Duttlinger whereby Mr. Duttlinger served as President of Far East Energy (Bermuda), Ltd. ("FEEB").  Under the terms of the agreement, Mr. Duttlinger was entitled to receive an annual base salary of $160,000, an annual bonus of $80,000 during his service with the Company in the People's Republic of China, a discretionary performance bonus to be determined by the Compensation Committee of the Board, a housing allowance of up to $80,000 per year, an allowance for his children’s education expenses in China of $40,000 per year, the provision of a car and driver, and a moving allowance and reimbursement for certain travel between China and the U.S.  Generally, Mr. Duttlinger was also entitled to receive a tax equalization payment to the extent the amount Mr. Duttlinger actually paid for income taxes exceeded the U.S. income tax and social security tax he would have paid as a citizen of the U.S.

On September 14, 2007, the employment agreement was amended to extend the date after which, if Mr. Duttlinger was terminated by FEEB without cause, Mr. Duttlinger would be entitled to receive a severance payment of 50% of his annual base, from within 120 days to 240 days of the effective date of the agreement.  Mr. Duttlinger subsequently resigned from FEEB on January 7, 2008.  There were no severance or other payments made to Mr. Duttlinger in connection with his separation from service and all of his unvested stock options were forfeited.  Mr. Duttlinger's employment agreement contained no covenant-not-to-compete or similar restrictions after termination.

Agreement with Jeffrey R. Brown.  On October 29, 2005, the Company entered into an employment agreement with Jeffrey R. Brown whereby Mr. Brown served as President of FEEB.  Under the terms of the agreement, Mr. Brown was entitled to receive an annual base salary of $150,000, an annual bonus of $50,000 during his service with the Company in the People's Republic of China, a discretionary performance bonus to be determined by the Compensation Committee of the Board, a housing allowance of up to $96,000 per year, tax gross-up payments on his international service bonus and on his housing provision, the provision of a car and driver, and a moving allowance and reimbursement for certain travel between China and the U.S.  Generally, Mr. Brown was also entitled to receive a tax equalization payment to the extent the amount Mr. Brown actually paid for income taxes exceeded the U.S. income tax and social security tax he would have paid as a citizen of the U.S.  On May 15, 2007, Mr. Brown resigned from the Company.  Mr. Brown's employment agreement contained no covenants-not-to-compete or similar restrictions after termination.

In connection with his resignation, Mr. Brown entered into a release agreement with FEEB and the Company on May 17, 2007. Under the release agreement, Mr. Brown agreed to perform certain transition services for a period of six months from the effective date of his resignation in exchange for a transition fee of $12,000. In addition, in consideration of Mr. Brown’s release of all claims, FEEB and the Company agreed to make a severance payment to Mr. Brown of $80,000, less applicable withholdings and provided a moving allowance of $6,000.

Agreement with Garry R. Ward.  On February 1, 2004, the Company entered into an employment agreement with Garry R. Ward whereby Mr. Ward will serve as the Senior Vice President of Engineering for a term of five years unless sooner terminated.  Mr. Ward will receive an annual base salary of at least $140,000. Mr. Ward's annual base salary for 2007 was $163,611.  Subject to management's discretion, Mr. Ward will also be eligible to receive annual bonuses in an amount equal to 20% to 25% of his annual base salary at the time of payment.  If Mr. Ward is terminated by the Company for any reason other than Cause or is terminated after a Change in Control (as such terms are defined in the employment agreement), the Company will pay him a single lump-sum severance payment of $50,000.  If Mr. Ward's employment is terminated without Cause, he will retain all of his rights in, and ownership of, all stock options vested as of the date of termination or that would vest within 30 days following the date of termination.  Additionally, in the event that Mr. Ward's employment with the Company and its subsidiaries is terminated upon or within 24 months of a Change of Control (as defined in the 2005 Plan), all options and restricted stock granted to Mr. Ward shall be immediately and fully vested and exercisable as of the date of termination.

Mr. Ward's agreement includes a covenant-not-to-compete and a confidentiality provision, each of which apply for one year after termination.

Agreement with Zhendong "Alex" Yang.  On November 1, 2003, the Company entered into an employment agreement with Zhendong "Alex" Yang. The term of the employment agreement is five years unless sooner terminated. Dr. Yang will receive an annual base salary of at least $126,000.  Dr. Yang's annual base salary for 2007 was $156,500.  In the event that Dr. Yang's employment with the Company and its subsidiaries is terminated upon or within 24 months of a Change of Control (as defined in the 2005 Plan), all options granted to Dr. Yang shall be immediately and fully vested and exercisable as of the date of termination.

Dr. Yang's agreement includes a covenant not to compete and a confidentiality provision, each of which apply for one year after termination.

2005 Stock Incentive Plan

On May 27, 2005, the Company's stockholders approved the 2005 Plan. At the Company's annual meeting held on December 7, 2007, its stockholders approved amendments to the 2005 Plan (1) to increase the number of shares available from 3,500,000 to 7,500,000, (2)  to increase the number of shares that may be granted as restricted stock units or any other stock based awards from 900,000 to 2,400,000 shares and (3) to add a provision prohibiting the repricing of options issued under the 2005 Plan without stockholder approval.  Unless sooner terminated by the Board or the Compensation Committee, the 2005 Plan will terminate on May 27, 2015.  The 2005 Plan permits the Compensation Committee to grant stock options, including incentive stock options ("ISOs") and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards.

The purpose of the 2005 Plan is to (1) aid the Company in attracting, securing and retaining employees of outstanding ability, (2) attract members to the Board, (3) attract consultants to provide services to the Company, as needed, and (4) motivate such persons to exert their best efforts on behalf of the Company.

The 2005 Plan is administered by the Compensation Committee.  The 2005 Plan provides that if the Chief Executive Officer of the Company is a member of the Board, the Board may authorize him or her to grant awards of up to an aggregate of 200,000 shares of common stock in each calendar year to participants who are not subject to the rules promulgated under Section 16 of the Exchange Act.

The maximum number of shares of common stock with respect to which awards may be granted is 7,500,000 shares (subject to adjustment in accordance with the provisions of the 2005 Plan).  The total number of shares of common stock that will be available for grants of ISOs is 2,600,000 shares and the total number of shares of common stock that will be available for grants of unrestricted shares of common stock, restricted stock, restricted stock units or any other stock-based awards is 2,400,000 shares.  The maximum number of shares with respect to which awards of any and all types may be granted during a calendar year to any participant is limited, in the aggregate, to 1,500,000 shares.  The 2005 Plan also provides that the maximum amount of a performance-based award to any Covered Employee (as defined in the 2005 Plan) for any fiscal year of the Company will be

$1,000,000.  Shares which are subject to awards which terminate, expire, are cancelled, exchanged, forfeited, lapse or are settled for cash may be utilized again with respect to awards granted under the Plan.

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
Description of Option Amendments

Section 409A was recently added to the Code, which addresses deferred compensation arrangements.  Pursuant to Section 409A, certain options granted with an exercise price less than the fair market value of the underlying stock on the date of grant that vested after December 31, 2004 are deferred compensation arrangements subject to Section 409A (the "409A Options") and can result in taxable income to an optionee with respect to such discount options (or portions thereof) prior to exercise, including regular state and federal income taxes plus a 20% additional federal income tax and interest charges. The amendments to the options described in this report were made in accordance with certain guidance issued by the Internal Revenue Service with respect to Section 409A and were made solely to avoid the potential adverse tax consequences of Section 409A.

On December 19, 2007, our Compensation Committee approved the amendment of that portion of certain option agreements (the "Option Agreements") between the Company and each of Michael R. McElwrath, Garry R. Ward, Thomas E. Williams and Alex Yang that covers the 409A Options.  The portion of the Option Agreements that covers any options that vested prior to January 1, 2005 remains unchanged. The Option Agreements with Mr. McElwrath, Mr. Ward and Mr. Williams were each amended to increase the exercise price of the 409A Options to the fair market value on the date of grant of those options.   With respect to 500,000 of Mr. McElwrath's options, the 409A Options were amended to change the exercise price from $0.65 to $1.30.  With respect to 40,000 of Mr. McElwrath's 409A Options, the options were amended to change the exercise period from any time on or before January 29, 2009 to a fixed exercise date during 2008.  With respect to 60,000 of Mr. McElwrath's 409A Options, the options were amended to change the exercise period from any time on or before October 13, 2013 to a fixed exercise date during 2008.  The exercise period for an additional 160,000 of Mr. McElwrath's 409A Options was changed from any time on or before October 13, 2013 to a fixed exercise date during 2009.  With respect to 300,000 of Mr. Ward's 409A Options, the options were amended to change the exercise price from $2.00 to $2.37.  With respect to 300,000 of Mr. Williams' 409A Options, the options were amended to change the exercise price from $2.00 to $2.09.  With respect to Mr. Yang's 480,000 409A Options, the options were amended to change the exercise period from any time on or before January 29, 2009 to a fixed exercise date during 2008.  In conjunction with the amendment of the Option Agreements, on December 19, 2007, our Compensation Committee also approved the grant of 338,542, 115,625 and 28,125 shares of restricted stock to Mr. McElwrath, Mr. Ward and Mr. Williams, respectively, which will vest during 2008.  The value of the restricted stock on the date of grant approximated the aggregate increase in exercise price of the amended 409A Options.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the number of unexercised options segregated by those that were exercisable and those that were unexercisable at December 31, 2007.

		2007 Outstanding Equity Awards
		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Michael R. McElwrath	01/29/02	60,000	-	(1)	0.65	01/29/09	-		-
	10/13/03	480,000		(2)	0.65	10/13/13	-		-
	12/23/04	160,000	40,000	(3)	2.00	12/23/09	-		-
	02/02/06	200,000	300,000	(3)	2.00	02/02/16	-		-
	12/19/07	500,000	-	(2)	1.30	10/13/13
	12/19/07	-	40,000	(1)	0.65	12/31/08
	12/19/07	-	60,000	(2)	0.65	12/31/08
	12/19/07	-	160,000	(2)	0.65	12/31/09
	03/21/07						450,000	(4)	432,000
	12/27/07						338,542	(5)	325,000

Randall D. Keys	06/18/04	400,000	-	(6)	2.00	06/18/09
	01/25/07	-	40,000	(7)	0.765	01/25/17
	10/01/07	-	450,000	(8)	1.050	10/01/17
	10/01/07						100,000	(9)	96,000

Bruce N. Huff(10)	05/01/04	300,000	-	(11)	2.00	05/01/09	-		-
	12/23/04	240,000	-	(11)	2.00	12/23/09	-		-

Don Duttlinger(12)	05/16/07	75,000	225,000	(13)	1.145	05/16/17

Garry R. Ward	02/01/04	100,000	-	(14)	2.00	02/01/14	-		-
	12/23/04	160,000	40,000	(3)	2.00	12/23/09	-		-
	02/02/06	20,000	30,000	(3)	2.00	02/02/16	-		-
	03/13/07	-	50,000	(8)	0.875	03/13/17
	12/19/07	300,000	-	(14)	2.37	02/01/14
	12/27/07						115,626	(15)	111,000

Zhendong "Alex" Yang	08/08/03	320,000	-	(16)	0.65	01/29/09	-		-
	03/13/07	-	30,000	(8)	0.875	03/13/17	-		-
	12/19/07	-	480,000	(16)	0.65	12/31/08	-		-

(1)
The options aggregate to an original grant to purchase 100,000 shares of common stock.  Of the original grant, options to purchase 60,000 shares of our common stock vested 20% on grant date, and 20% on each grant date anniversary thereafter.  These options vested on or before December 31, 2004 and, therefore, were not affected by Section 409A of the Code.  The balance of the options to purchase 40,000 shares of our common stock represent 409A Options and were amended on December 19, 2007.  With respect to these 409A Options, the options were amended to change the exercise period from any time on or before January 29, 2009 to a fixed exercise date during 2008.  See "Compensation Tables and Additional Information – Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table – Description of Option Amendments".

(2)
The options aggregate to an original grant to purchase 1,200,000 shares of our common stock.  Of the original grant, options to purchase 480,000 shares of our common stock vested 20% on grant date, and 20% on each grant date anniversary thereafter. These options vested on or before December 31, 2004 and, therefore, were not affected by Section 409A of the Code.  The remaining options exercisable for 720,000 shares of our common stock are 409A Options and were amended on December 19, 2007.  With respect to these 720,000 shares subject to Mr. McElwrath's 409A Options, the options were amended to (1) change the exercise period with respect to 60,000 of the 720,000 shares subject to the original option to purchase 1,200,000 shares of our common stock from anytime on or before October 13, 2013 to a fixed date in 2008, (2) change the exercise period with respect to 160,000 of the 720,000 shares subject to the original option to purchase 1,200,000 shares of our common stock from any time on or before October 13, 2013 to a fixed date during 2007 and (3) change the exercise price with respect to 500,000 of the 720,000 shares subject to the original option to purchase 1,200,000 shares of our common stock from $0.65 to $1.30 per share, the fair market value of our common stock on the date of grant.  See "Compensation Tables and Additional Information – Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table – Description of Option Amendments." See also footnote (10) below for a description of the restricted stock granted to Mr. McElwrath to compensate him for the loss in the value of his options as a result of the amendments of the 409A Options.

(3)	These options vest 20% on grant date, and 20% on each grant date anniversary thereafter.
(4)	This restricted stock will vest in three equal annual installments beginning on the first anniversary date of the grant.
(5)
This restricted stock was granted to Mr. McElwrath to compensate him for the loss in the value of his options as a result of the amendments of the 409A Options and will vest weekly in eight equal installments on each of March 28, April 4, April 11, April 18, April 25, May 2, May 9, and May 16 of 2008. The value of the restricted stock on the date of grant approximated the aggregate increase in exercise price of the amended 409A Options. See "Compensation Tables and Additional Information – Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table – Description of Option Amendments."  See also footnotes (3) and (4) above for a description of the amendments of the 409A Options.

(6)	These options vested 25% on grant date, and 25% on each grant date anniversary thereafter.
(7)	These options vested on January 25, 2008.
(8)	These options will vest in three equal annual installments beginning on the first anniversary date of the grant.
(9)	These shares will vest on April 1, 2008.
(10)	Mr. Huff resigned as Chief Financial Officer of the Company on September 15, 2007.
(11)	These options vested 20% on grant date, and 20% on each grant date anniversary thereafter. These vested shares are not subject to forfeiture prior to the option expiration date.
(12)	Mr. Duttlinger resigned as President of Far East Energy (Bermuda), Ltd. on January 7, 2008.
(13)
These options vest 25% on date of grant, and 25% on each grant date anniversary thereafter.  Mr. Duttlinger resigned from the Company in January 2008, and forfeited unvested options to purchase 225,000 shares.  He will forfeit the remaining 75,000 vested options on March 6, 2008 if they have not been exercised before that date.

(14)
The options aggregate to an original grant to purchase 400,000 shares of common stock.  Of the original grant, options to purchase 100,000 shares of our common stock vested 25% on date of grant, and 25% on each grant date anniversary thereafter.  These options vested on or before December 31, 2004 and, therefore, were not affected by Section 409A of the Code.  The balance of the options to purchase 300,000 shares of our common stock represent 409A Options and were amended on December 19, 2007.  With respect to these 409A Options, the options were amended to change the exercise price with respect to the options from $2.00 to $2.37 per share, the fair market value of our common stock on the date of grant.  See "Compensation Tables and Additional Information – Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table – Description of Option Amendments."  See also footnote (15) below for a description of the restricted stock granted to Mr. Ward to compensate him for the loss in the value of his options as a result of the amendments of the 409A Options.

(15)
This restricted stock was granted to Mr. Ward to compensate him for the loss in the value of his options as a result of the amendments of his 409A Options and will vest in two equal installments with one on each of April 1, 2008 and the other on May 1, 2008.  The value of the restricted stock on the date of grant approximated the aggregate increase in exercise price of the amended 409A Options. See "Compensation Tables and Additional Information – Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table – Description of Option Amendments."  See also footnote (14) above for a description of the amendment of the 409A Options.

(16)
The options aggregate to an original grant to purchase 800,000 shares of common stock.  Of the original grant, options to purchase 320,000 shares of our common stock vested 20% on grant date and an additional 20% on January 29 of each year thereafter.  These options vested on or before December 31, 2004 and, therefore, were not affected by Section 409A of the Code.  The balance of the options to purchase 480,000 shares of our common stock represent 409A Options and were amended on December 19, 2007.  With respect to these 409A Options, the options were amended to change the exercise period from any time on or before January 29, 2009 to a fixed date in 2008.  See "Compensation Tables and Additional Information – Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table – Description of Option Amendments."

Potential Payments Upon Termination or Change in Control

For a description of the potential payments to our Named Executive Officers upon termination or a change in control, see "Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table – Employment Agreements with Executive Officers" above.   For further discussion of the determination of termination benefits, see "Compensation Discussion and Analysis – Total Compensation and Description and Allocation of Its Components – Post-Termination Compensation."

Quantification of termination benefits.  The following table quantifies the termination benefits due to each of the executive officers, in the event of terminations for various reasons, including any termination occurring within 24 months following a change of control.  The amounts were computed as if each executive officer's employment terminated on December 31, 2007.

2007 Potential Termination Benefits for Named Executive Officers

Executive Officer / Element of Compensation	Termination due to Death or Disability	Termination for Other than Cause, Death or Disability; or by Executive for Good Reason	Termination for Other than Cause, Death or Disability; within 24 Months Following a Change of Control
Michael R. McElwrath
Salary and bonus	$-	$830,000	$1,245,000
Equity awards(1)	837,600	-	837,600
Benefits(2)	-	57,460	79,110
Tax Gross-up(3)	-	-	526,612
Total Mr. McElwrath	$837,600	$887,460	$2,688,322

Randall D. Keys
Salary and bonus(4)	$-	$24,038	$24,038
Equity Awards(1)	-	-	103,800
Total Mr. Keys	$-	$24,038	$127,838

Garry R. Ward
Salary and bonus	$50,000	$50,000	$50,000
Equity awards(1)	-	-	115,250
Total Mr. Ward	$50,000	$50,000	$165,250

Zhendong "Alex" Yang
Salary and bonus(6)	$-	$24,077	$24,077
Equity awards(1)(7)	-	-	151,350
Total Dr. Yang	$-	$24,077	$175,427

(1)
Equity awards are quantified at the intrinsic value on December 31, 2007 of all options and restricted stock that was not fully vested and exercisable, but would become exercisable, under the terms of the Name Executive Officer’s employment agreement, due to the form of termination specified in the column heading. The intrinsic value of options is determined by calculating the difference between the closing market price of our common stock on December 31, 2007, which was  $0.96 per share, and the exercise price of the option, and multiplying that difference by the number of options exercisable at that given exercise price. The intrinsic values of all the options are then totaled.  The intrinsic value of restricted stock is equal to the number of shares times the closing price of our common stock on December 31, 2007.

(2)	Benefits quantified include the incremental cost to the Company of continuing health care benefits (based on January 2008 premium rates) and the cost of the Company's matching contributions.
(3)
Tax gross-up refers to reimbursement for any excise tax the Named Executive Officer is required to pay under Section 4999 of the Code for excess parachute payments.  This amount reflects the estimated gross-up payments that would be due to Mr. McElwrath as if he had been terminated on December 31, 2007.

(4)
Mr. Keys has no employment contract with the Company.  His severance is determined by Company policy at December 31, 2007, which provides for one week's salary for each year or partial year of service, plus a base of two weeks if employment is terminated without cause (as determined by the Company).  Mr. Keys joined the Company as a director in 2004.

(5)
In the event that Mr. Keys’ employment with the Company is terminated upon or within 24 months of a Change of Control (as defined in the 2005 Plan), all options granted to Mr. Keys shall be immediately and fully vested and exercisable as of the date of termination, and all restrictions on restricted stock will be removed as of the date of termination.

(6)
Dr. Yang's severance is determined by Company policy at December 31, 2007, which provides for one week's salary for each year or partial year of service, plus a base of two weeks.  Dr. Yang joined the Company in 2002.

(7)
Dr. Yang’s equity compensation in the event of a change of control includes $148,800 for the  intrinsic value of 480,000 options to purchase common stock, which were not exercisable as of December 31, 2007, but became exercisable on January 2, 2008.

Bruce N. Huff resigned as Chief Financial Officer of the Company on September 15, 2007.  There were no severance or other payments made to Mr. Huff in connection with his separation.  Jeffrey R. Brown served as President of Far East Energy (Bermuda), Ltd. until his resignation on May 16, 2007.  In connection with his resignation, Mr. Brown entered into a release agreement with FEEB and the Company on May 17, 2007.  Under the release agreement, Mr. Brown agreed to perform certain transition services for a period of six months from the effective the date of his resignation in exchange for a transition fee of $12,000.  In addition, in consideration of Mr. Brown’s release of all claims, FEEB and the Company agreed to pay Mr. Brown the following severance benefits: a severance payment of $80,000, less applicable withholdings, and certain relocation costs up to $6,000.  The total termination benefits paid to Mr. Brown were $98,000, reported in the "All Other Compensation" column of the Summary Compensation Table.  Mr. Duttlinger resigned as President of Far East Energy (Bermuda), Ltd. on January 7, 2008.  He received no termination benefits in connection with his resignation and would have received no termination benefits if his employment was terminated on December 31, 2007.

Directors' Compensation

The following table summarizes compensation paid to non-employee directors for 2007.  Mr. McElwrath is the only employee serving as a director and he does not receive any additional compensation for his service on the Board.  Mr. Keys served as an independent director on our Board from June 2004 until his appointment as Chief Financial Officer on October 1, 2007, at which time he resigned from the Board and its committees.  All of Mr. Keys’ compensation, including all compensation earned from service on the Board, is reported in the 2007 Summary Compensation Table under "All Other Compensation."

2007 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Option Awards ($)(1)		Total ($)

Thomas E. Williams	37,000	1,063	(3)	42,767	(2) (3)	80,830

William A. Anderson(4)	12,250	-		50,531	(4)	62,781

C.P. Chiang(5)	26,500	-		63,434	(2)(5)	89,934

Donald A. Juckett	34,750	-		49,197	(2)	83,947

John C. Mihm	52,750	-		51,834	(2)	104,584

(1)
Stock Awards and Option Awards are quantified in the table according to the amount included in 2007 share-based compensation expense for the awards granted to each named director through the end of fiscal year 2007.  See Footnote 10 to the Consolidated Financial  Statements which is included in Part II of this report for assumptions used in valuing these awards and the methodology for recognizing the related  expense.  The expense has been modified in accordance with SEC rules to eliminate forfeiture assumptions in computing the expense for the year.   There were no actual forfeitures during 2007 by any of the named directors.  All options are for the purchase of our common stock.  All stock awards are grants of restricted stock representing time-vesting shares of our common stock.

(2)
On January 25, 2007, Mr. Williams, Mr. Chiang, Mr. Juckett, and Mr. Mihm were granted options to purchase 40,000 shares  of our common stock.  The grant date fair values of these awards were $23,200 to each of these directors.

(3)
Options to purchase 100,000 shares of our common stock represent 409A Options and were amended on December 19, 2007.  With respect to these 409A Options, the options were amended to change the exercise price with respect to the options from $2.00 to $2.09 per share, the fair market value of our common stock on the date of grant.  The amendment to the options had no fair value as the terms of the amended options are more restrictive than those of the original terms of the options and there has been no increase in fair value.  This restricted stock was granted to Mr. Williams to compensate him for the loss in the value of his options as a result of the amendments of his 409A Options.  The value of the restricted stock on the date of grant approximated the aggregate increase in exercise price of the amended 409A Options. The grant date fair value of the restricted stock was $27,000. See "Compensation Tables and Additional Information – Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table – Description of Option Amendments."

(4)
On October 1, 2007, Mr. Anderson was appointed as a director.  On that date, he was granted options to purchase 210,000 shares of our common stock.  The grant date fair value of the options was $161,700.

(5)	On January 25, 2007, Mr. Chiang was granted options to purchase up to 160,000 shares of our common stock. The grant date fair value of this award was $88,000.

The table below provides information regarding the outstanding stock option and restricted stock awards for each of our directors as of December 31, 2007.

2007 Outstanding Equity Awards for Directors
Name	Number of Securities Underlying Unexercised Options (#)	Number of Shares of Stock That Have Not Vested (#)
Thomas E. Williams	440,000	28,125

William A. Anderson	210,000	-

C.P. Chiang	200,000	-

Donald A. Juckett	440,000	-

In 2007, the Company began paying cash compensation to non-employee directors for their service on the Board. In January 2007, the Board approved a standard compensation arrangement for directors, effective January 1, 2007, as follows:

Annual cash retainer	$15,000	annually
Board meetings in person	1,500	for each meeting
Board meetings by telephone	500	for each meeting
Committee meetings in person	1,000	for each meeting
Committee meetings by telephone	500	for each meeting
Committee Chairman retainer	5,500	annually
Audit Committee Chairman retainer	12,000	annually
Board Chairman retainer	12,000	annually

The Company also reimburses directors for the reasonable expenses they incur to attend Board, Board committee and/or investor relations meetings.  In addition, in 2007, the Board approved an annual grant of options to purchase 40,000 shares of common stock to each non-employee director, which will have an exercise price equal to fair market value on date of grant, a term of ten years and will vest 100% on the first anniversary of the date of grant.  The fair market value, on a given date, is the mean of the  closing bid and asked prices of the common shares as reported that day on the OTC Bulletin Board.  These grants are expected to be made during the first quarter each fiscal year.  The 2007 grant to each of the five non-employee directors was made on January 25, 2007.  The options have an exercise price of $0.765, which was the fair market value of our stock on the date of grant.

From time to time, non-employee directors have received grants of options to purchase the Company's common stock in consideration for their service on the Board.  In 2004, John C. Mihm, Donald A. Juckett, and Thomas E. Williams each received an option grant to purchase 400,000 shares of the Company's common stock, which were granted upon their initial election as directors.  The options vest over three years and have a five-year term and an exercise price of $2.00 per share.  On December 19, 2007, 100,000 of Mr. Williams’ shares from his 2004 option grant were modified to increase the exercise price to $2.09, in conjunction with this modification he was granted 28,125 shares of restricted stock to compensate Mr. Williams for the loss of value to his options as a result of the amendment.  See footnote (3) to the Director Compensation Table above for further explanation.

In addition to the annual grants of options to directors described above, we typically grant options to directors upon their initial appointment or election as a director.  On January 25, 2007, C. P. Chiang received an option grant of 160,000 shares, with a ten year term and an exercise price of $0.765, which was the fair market value of our stock on that date.  The options will vest over three years, with 25% vested immediately and an additional 25% vesting on the first, second and third anniversary of the date of grant.  William A. Anderson was appointed to the Board effective October 1, 2007, and on that date he received an option of 210,000 shares, with a ten year term and an exercise price of $1.05, which was the fair market value of our stock on that date.  The options will vest over three years, with 25% vested immediately and an additional 25% vesting on the first, second and third anniversary of the date of grant.  If upon or within 24 months of a Change of Control (as defined in the 2005 Plan) a director’s service in their capacity as a director of the Company is terminated, then all options granted to the director will immediately and fully vest and be exercisable as of the date their service is terminated.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table sets forth, as of February 18, 2008, certain information with respect to the beneficial ownership of our common stock by (a) each stockholder beneficially owning more than 5% of the Company's outstanding common stock; (b) each director of the Company who is a stockholder of the Company; (c) each of the Named Executive Officers who is a stockholder of the Company; and (d) all executive officers and directors of the Company as a group.  Total shares outstanding on February 18, 2008 were 137,458,794.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of common stock		Percent of Outstanding common stock
International Finance Corporation(1)	15,505,360	(1)	11.0%
Heartland Advisors, Inc.(2)	7,500,000	(2)	5.5%

Executive Officers:
Michael R. McElwrath	2,388,642	(3)	1.7%
Randall D. Keys	620,550	(4)	*
Garry R. Ward	722,292	(5)	*
Zhendong "Alex" Yang	810,000	(6)	*

Non-Executive Directors:
Thomas E. Williams	468,125	(7)	*
William A. Anderson	62,500	(8)	*
C. P. Chiang	120,000	(9)	*
Donald A. Juckett	459,100	(10)	*
John C. Mihm	442,500	(11)	*
Lucian L. Morrison	47,500	(12)

All Directors and Executive Officers as a			4.4%
Group (10 persons)	6,141,209	(13)
__________
* Less than 1%.
(1)
The amount of beneficial ownership of the shares are based on a Schedule 13G filed with the SEC September 5, 2007.  The address for International Finance Corporation is 2121 Pennsylvania Avenue, N.W., Washington, D.C. 20433.  Shares listed in the table include 4,019,908 shares which are issuable upon the exercise of warrants.

(2)
The amount of beneficial ownership of the shares are based on a Schedule 13G filed with the SEC February 12, 2007.  The address for Heartland Advisors, Inc. is 789 North Water Street, Milwaukee, Wisconsin 53202. Based on the Schedule 13G, Heartland Advisors, Inc. and Mr. William J. Nasgovitz share investment and voting power over the shares.  Mr. Nasgovitz and Heartland Advisors, Inc. disclaim any beneficial ownership of the shares.

(3)
Includes 1,600,000 shares which Michael R. McElwrath may purchase pursuant to options which are exercisable within 60 days of February 18, 2008.  Also includes 450,000 shares of restricted stock which vest in three equal annual installments beginning on March 21, 2008, and 338,542 shares of restricted stock which vest in eight equal installments, with one installment vesting during each week during the period March 28, 2008 through May 16, 2008.

(4)
Includes 440,000 shares which Randall D. Keys may purchase pursuant to options which are exercisable within 60 days of February 18, 2008.  Also includes 100,000 shares of restricted stock which vest on April 1, 2008.

(5)
Includes 606,667 shares which Garry R. Ward may purchase pursuant to options which are exercisable within 60 days of February 18, 2008.  Also includes 115,625 shares of restricted stock which vest on April 1, 2008.

(6)	Includes 810,000 shares which Zhendong "Alex" Yang may purchase pursuant to options which are exercisable within 60 days of February 18, 2008.
(7)
Includes 440,000 shares which Thomas E. Williams may purchase pursuant to options which are exercisable within 60 days of February 18, 2008.  Also includes 28,125 shares of restricted stock which vest on May 1, 2008.

(8)
Includes 52,500 shares which William A. Anderson may purchase pursuant to options which are exercisable within 60 days of February 18, 2008.  Mr. Anderson disclaims beneficial ownership of 10,000 of these securities held by Anderson Securities Corp. except to the extent of his pecuniary interest therein, and the inclusion of these shares in this report shall not be deemed an admission of beneficial ownership of all of the reported shares for any purpose.

(9)	Includes 120,000 shares which C.P. Chiang may purchase pursuant to options which are exercisable within 60 days of February 18, 2008.
(10)	Includes 440,000 shares which Donald A. Juckett may purchase pursuant to options which are exercisable within 60 days of February 18, 2008.
(11)	Includes 440,000 shares which John C. Mihm may purchase pursuant to options which are exercisable within 60 days of February 18, 2008.
(12)	Includes 47,000 shares which Lucian L. Morrison may purchase pursuant to options which are exercisable within 60 days of February 18, 2008.
(13)	Includes 4,956,167 shares which may be purchased pursuant to options which are exercisable within 60 days of February 18, 2008 by our directors and executive officers.

Equity Compensation Plan Information

The following table provides information regarding the equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders	2,294,000	$1.29	4,656,000
Equity compensation plans not approved by security holders(1)(2)(3)	7,671,000	$1.38	-

Total	9,965,000	$1.36	4,656,000

(1)
We granted options to purchase shares of common stock prior to the adoption of the 2005 Plan, which are evidenced by individual stock option agreements.  The options were granted to officers, directors and consultants and have a term of between five and ten years and an exercise price of between $0.65 and $2.37 per share.

(2)
We granted options to purchase shares of common stock in December 2007 which were replacements for options cancelled due to potential adverse tax consequences to the holders of the cancelled options under Section 409A of the Code.  The cancelled options had been granted prior to adoption of the 2005 Plan.  We also granted shares of non-vested stock to certain of the affected persons, in conjunction with the cancellation and replacement of their stock options.  Both the replacement stock options and the non-vested shares were issued outside the 2005 Plan.  The replacement stock options have terms between one and approximately six years, and exercise prices between $.65 and $2.37 per share.

(3)
We granted options to purchase shares of common stock in 2007 outside the 2005 Plan as an inducement grant offered Mr. William Anderson upon his initial appointment to serve on our Board.  The grant carried a term of ten years and an exercise price of $1.05.

For discussion of the 2005 Plan, which was approved by the security holders, see "Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table—2005 Stock Incentive Plan."

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

Board Independence

The Board has determined that each director, except for Michael R. McElwrath, has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and is independent within the meaning of the AMEX listing standards.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm Fee Information

Audit Fees

The aggregate fees billed by Payne Smith & Jones, P.C. for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2007 and 2006 and for the review of the financial statements included in our Quarterly Reports on Form 10-Q for those years were $140,839 and $153,682, respectively.

Audit-Related Fees

Payne Smith & Jones, P.C. did not render any audit-related professional services for the years ended December 31, 2007 and 2006.

Tax Fees

The aggregate fees billed by Payne Smith & Jones, P.C. for professional services rendered for tax compliance, tax advice and/or tax planning for the years ended December 31, 2007 and 2006 were $5,000 and $5,553, respectively.  The fees were for the preparation of the 2006 and 2005 corporate tax returns.

All Other Fees

Payne Smith & Jones, P.C. did not bill any other fees for professional products or services rendered to us, other than those described above under "Audit Fees," "Audit-Related Fees" and "Tax Fees" for the years ended December 31, 2007 and 2006.

The Audit Committee pre-approved all of the audit and non-audit fees described above for the years ended December 31, 2007 and 2006.

Pre-Approval Policies and Procedures

In accordance with the Audit Committee Charter, the Audit Committee has established policies and procedures by which it approves in advance any audit and permissible non-audit services to be provided by our independent registered public accounting firm.  Under these procedures, prior to the engagement of the independent registered public accounting firm for pre-approved services, requests or applications for the independent registered public accounting firm to provide services must be submitted to our chief financial officer or his designee and the Audit Committee and must include a detailed description of the services to be rendered.  The chief financial officer or his designee and the independent registered public accounting firm must ensure that the independent registered public accounting firm is not engaged to perform the proposed services unless those services are within the list of services that have received the Audit Committee's pre-approval and must cause the Audit Committee to be informed in a timely manner of all services rendered by the independent registered public accounting firm and the related fees.

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

•
a joint statement of the chief financial officer (or designee) and the independent registered public accounting firm as to whether, in their view, the request or application is consistent with the SEC's and the Public Company Accounting Oversight Board's requirements for independence.

The Audit Committee will not permit the independent registered public accounting firm to provide services in connection with a transaction initially recommended by them, the purpose of which may be tax avoidance and the tax treatment of which may not be supported in the Code and related regulations.  The Audit Committee also will not permit the independent registered public accounting firm to provide any services to the extent that the SEC has prohibited the provision of those services by the independent registered public accounting firm, which generally include:

•	bookkeeping or other services related to accounting records or financial statements;

•	financial information systems design and implementation;

•	appraisal or valuation services, fairness opinions or contribution-in-kind reports;

•	actuarial services;

•	internal audit outsourcing services;

•	management functions;

•	human resources;

•	broker-dealer, investment adviser or investment banking services;

•	legal services; and

•	expert services unrelated to the audit.

The Audit Committee delegated authority to the chairman of the Audit Committee, to:

•	pre-approve any services proposed to be provided by the independent registered public accounting firm and not already pre-approved or prohibited by the Audit Committee's Pre-Approval Policy;

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

The Chairman is required to report any pre-approval or fee increase decisions to the Audit Committee at the next Audit Committee meeting.  The Audit Committee does not delegate to management any of the Audit Committee's authority or responsibilities concerning the independent registered public accounting firm's services.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of this report:

1.     Financial Statements.

Our consolidated financial statements are included in Part II, Item 8 of this report:

2.     Financial statement schedules and supplementary information required to be submitted.

Schedule II — Valuation and qualifying accounts.	57

Schedules other than that listed above are omitted because they are not applicable.

3.     Exhibits

A list of the exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index beginning on page 93 of this report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2008.

FAR EAST ENERGY CORPORATION

By:	/s/ Michael R. McElwrath
Michael R. McElwrath
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael R. McElwrath	Date:	March 13, 2008
Michael R. McElwrath Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/s/ Randall D. Keys	Date:	March 13, 2008
Randall D. Keys Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Thomas E. Williams	Date:	March 13, 2008
Thomas E. Williams, Chairman of the Board

By:	/s/ William A. Anderson	Date:	March 13, 2008
William A. Anderson Director

By:	/s/ C. P. Chiang	Date:	March 13, 2008
C. P. Chiang Director

By:	/s/ Donald A. Juckett	Date:	March 13, 2008
Donald A. Juckett Director

By:	/s/ John C. Mihm	Date:	March 13, 2008
John C. Mihm Director

By:	/s/ Lucian L. Morrison	Date:	March 13, 2008
Lucian L. Morrison Director

INDEX OF EXHIBITS

Exhibit Number	Description
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

4.4	Form of Warrant (filed as Exhibit 4.1 to the Company’s Current Report in Form 8-K filed on August 27, 2007, and incorporated herein by reference).
4.5
Warrant Agreement, dated August 27, 2007, between the Company and Continental Stock Transfer & Trust Company (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 27, 2007, and incorporated herein by reference).

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

10.4*
Employment Agreement, dated November 1, 2003, by and between the Company and Zhendong "Alex" Yang (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.5*
Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.6*
Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

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

10.10*
Stock Option Agreement, dated June 18, 2004, by and between the Company and Randall D. Keys (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.11*
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

10.14*
Stock Option Agreement, dated December 1, 2003, by and between the Company and Zhendong "Alex" Yang (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.15
Production Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People’s Republic of China, dated January 25, 2002, by and between China United Coalbed Methane Corp. Ltd. and the Company (filed as Exhibit 2(i) to the Company’s Current Report on Form 8-K filed on February 11, 2002, and incorporated herein by reference).

10.16
Modification Agreement for Product Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People’s Republic of China, dated October 20, 2005, between China United Coalbed Methane Corporation Ltd. and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2005, and incorporated herein by reference).

10.17
Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Qinnan Area in Shanxi Province, Qinshui Basin, the People’s Republic of China, dated April 16, 2002, by and between China United Coalbed Methane Corporation Ltd. and the Phillips China Inc. (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 15, 2005, and incorporated herein by reference).

10.18
Application for the Extension of Phase Two of the Exploration Period under the Qinnan PSC, dated December 2, 2005, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on March 14, 2006, and incorporated herein by reference).

10.19
Application for the Extension of Phase Two of the Exploration Period under the Qinnan PSC, dated March 16, 2006, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference).

10.20
Approval Certificate from the Ministry of Foreign Trade and Economic Cooperation dated December 30, 2002 (filed as Exhibit 2(i) to the Company’s Current Report on Form 8-K filed on January 13, 2003, and incorporated herein by reference).

10.21
Memorandum of Understanding, dated March 18, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.1 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.22
Farmout Agreement—Qinnan PSC, dated June 17, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.2 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.23
First Amendment to Farmout Agreement—Qinnan PSC, dated December 15, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.24
Second Amendment to Farmout Agreement—Qinnan PSC, dated December 17, 2004, by and between Phillips China Inc. and the Company (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.25
Third Amendment to Farmout Agreement—Qinnan PSC, dated December 19, 2005, by and between ConocoPhillips China Inc. and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005, and incorporated herein by reference).

10.26
Assignment Agreement—Qinnan PSC, dated June 17, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.4 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.27
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

10.29
Second Amendment to Farmout Agreement—Shouyang PSC, dated December 17, 2004, by and between Phillips China Inc. and the Company (filed as Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.30
Third Amendment to Farmout Agreement—Shouyang PSC, dated December 19, 2005, by and between ConocoPhillips China Inc. and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2005, and incorporated herein by reference).

10.31
Assignment Agreement—Shouyang PSC, dated June 17, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.5 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.32
Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated December 2, 2005, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.46 to Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on March 14, 2006, and incorporated herein by a reference).

10.33
Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated March 16, 2006, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference).

10.34*
Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-148361) filed on December 27, 2007, and incorporated herein by reference).

10.35
Registration Rights Agreement, dated September 20, 2005, by and among Morgan Keegan & Company, Inc. and the Company (filed as Exhibit 10.47 to the Company’s Registration Statement on Form S-2 (File No. 333-129309) filed on October 28, 2005, and incorporated herein by reference).

10.36*
Employment Agreement, dated October 29, 2005, by and between the Company and Jeffrey R. Brown (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2005, and incorporated herein by reference).

10.37*
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

10.40*
Form of Letter Agreement with Zhendong "Alex" Yang, Garry R. Ward and Jeffrey R. Brown for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.41*	Form of Letter Agreement with the Company's non-employee directors (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).
10.42*
First Amendment to Amended and Restated Employment Agreement, dated April 16, 2007, between the Company and Michael R. McElwrath (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.43*
First Amendment to Amended and Restated Employment Agreement, dated April 16, 2007, between the Company and Bruce N. Huff (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.44
Modification Agreement, dated April 24, 2007, for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Shouyang Area in Shanxi Province, Qinshui Basin, the People's Republic of China, dated April 16, 2002, by and among China United Coalbed Methane Corporation Ltd., ConocoPhillips China Inc. and Far East Energy (Bermuda), Ltd. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 27, 2007, and incorporated herein by reference).

10.45
Modification Agreement, dated April 24, 2007, for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Quinnan Area in Shanxi Province, Qinshui Basin, the People's Republic of China, dated April 16, 2002, by and among China United Coalbed Methane Corporation Ltd., ConocoPhillips China Inc. and Far East Energy (Bermuda), Ltd. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.46
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

10.47*
Release Agreement, dated May 17, 2007, among the Company, and Far East Energy (Bermuda), Ltd. and Jeffrey R. Brown (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2007, and incorporated herein by reference).

10.48*
Employment Agreement, dated May 16, 2007, between Far East Energy (Bermuda), Ltd. and Don Duttlinger (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2007, and incorporated herein by reference).

10.49*
Stock Subscription Agreement, dated August 24, 2007, between the Company and International Finance Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2007, and incorporated herein by reference).

10.50*
First Amendment to Employment Agreement, dated September 14, 2007, between Far East Energy (Bermuda), Ltd. and Don Duttlinger (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2007, and incorporated herein by reference).

10.51*
Non-Qualified Stock Option Agreement, dated October 1, 2007, by and between the Company and William A. Anderson (filed as Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, which was filed on November 7, 2007, and incorporated herein by reference).

10.52*
Second Amendment to Amended and Restated Employment Agreement, dated November 26, 2007, between the Company and Michael R. McElwrath (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 27, 2007, and incorporated herein by reference).

10.53*	Form of Restricted Stock Agreement (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-148363) filed on December 27, 2007, and incorporated herein by reference).
10.54*†	Form of Non-Qualified Stock Option Agreement.
10.55*†	Restricted Stock Agreement, dated December 27, 2007, between the Company and Michael R. McElwrath.
10.56*†	Restricted Stock Agreement, dated December 27, 2007, between the Company and Thomas E. Williams.
10.57*†	Restricted Stock Agreement, dated December 27, 2007, between the Company and Garry R. Ward.
10.58*†	Non-Qualified Stock Option Agreement, dated January 9, 2008, between the Company and Lucian L. Morrison.
10.59*
Employment Agreement, dated March 12, 2008, between Far East Energy (Bermuda), Ltd. and Phil Christian (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2008, and incorporated herein by reference).

10.60*
Non-Qualified Stock Option Agreement, dated March 12, 2008, between the Company and Phil Christian (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 12, 2008, and incorporated herein by reference).

10.61*†	Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, by and between the Company and Thomas Williams.
10.62*†	Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, by and between the Company and Garry Ward.
10.63*†	Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, by and between the Company and Zhendong "Alex" Yang.
10.64*†
Second Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, by and between the Company and Michael McElwrath.  The original option agreement was entered into on January 29, 2002.

10.65*†
Second Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, by and between the Company and Michael McElwrath.  The original option agreement was entered into on October 13, 2003

10.66*	Third Amendment to Amended and Restated Employment Agreement, dated March 7, 2008, between the Company and Michael R. McElwrath (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 12, 2008, and incorporated herein by reference).
21.1*†	List of Subsidiaries of the Company.
23.1*†	Consent of Payne Smith & Jones, P.C.

31.1 †	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 †	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 †	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
32.2 †	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
___________
*	Management contract or compensatory plan arrangement.
†	Filed herewith.