Form 10-Q
period 2008-03-31
FAR EAST ENERGY CORP
filed 2008-05-12
CIK 1124024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

¡¡ì	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-32455

Far East Energy Corporation
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0459590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

363 N. Sam Houston Parkway East, Suite 380, Houston, Texas 77060
(Address of principal executive offices)(Zip Code)

832-598-0470
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
Yes  ☒ No  ¡¡ì

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                Accelerated filer  ☑                                           Non-accelerated filer  ☐                                           Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ¡¡ì                        No  ☒

Indicate the number of shares outstanding of each of the issuer¡¯s classes of common stock as of April 15, 2008.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	137,309,840

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION		Page No.

	ITEM 1.	Financial Statements (Unaudited)

		Consolidated Balance Sheets ¡§C March 31, 2008 and December 31, 2007	3

		Consolidated Statements of Operations - Three Months Ended March 31, 2008 and 2007, and February 4, 2000 (Inception) through March 31, 2008	4

		Consolidated Statements of Stockholders' Equity ¡§C Three Months Ended March 31, 2008 and 2007, and February 4, 2000 (Inception) through March 31, 2008	5

		Consolidated Statements of Cash Flows - Three Months Ended March 31, 2008 and 2007, and February 4, 2000 (Inception) through March 31, 2008	6

		Notes to Consolidated Financial Statements	7

	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	ITEM 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

	ITEM 1A.	Risk Factors	20

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

	ITEM 6.	Exhibits	20

SIGNATURES			21

EXHIBIT INDEX			22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$12,654,000	$16,906,000
Inventory	311,000	297,000
Prepaid expenses	93,000	149,000
Deposits	114,000	94,000
Other current assets	66,000	30,000
Total current assets	13,238,000	17,476,000

Property and equipment, net	32,551,000	32,317,000
Total assets	$45,789,000	$49,793,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,221,000	$1,243,000
Accrued liabilities	2,529,000	2,055,000
Total current liabilities	3,750,000	3,298,000

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.001 par value,
500,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares
authorized, 137,398,694 and 137,005,294 issued
and outstanding, respectively	137,000	137,000
Additional paid-in capital	95,533,000	94,983,000
Unearned compensation	(644,000)	(764,000)
Deficit accumulated during the development stage	(52,987,000)	(47,861,000)
Total stockholders' equity	42,039,000	46,495,000
Total liabilities and stockholders' equity	$45,789,000	$49,793,000

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			February 4, 2000
	Three Months Ended		(Inception)
	March 31,		through
	2008	2007	March 31, 2008

Operating revenues	$-	$-	$-
Operating expenses:
Exploration costs	2,237,000	534,000	13,972,000
Lease operating expense	942,000	449,000	3,845,000
General and administrative	2,041,000	1,745,000	32,614,000
Impairment loss	-	-	3,778,000
Loss on investment in joint venture	-	-	22,000
Amortization of contract rights	-	-	81,000
Total operating expenses	5,220,000	2,728,000	54,312,000
Operating loss	(5,220,000)	(2,728,000)	(54,312,000)
Other income (expense):
Interest expense	-	-	(177,000)
Interest income	93,000	205,000	1,703,000
Gain on sale of assets	-	-	8,000
Foreign currency transaction losses	1,000	(5,000)	(209,000)
Total other income	94,000	200,000	1,325,000
Loss before income taxes	(5,126,000)	(2,528,000)	(52,987,000)
Income taxes	-	-	-
Net loss	$(5,126,000)	$(2,528,000)	$(52,987,000)

Earnings per share:
Basic and diluted	$(0.04)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	137,207,035	123,887,898

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

					Deficit
					Accumulated
	Common Stock		Additional		During the	Total
	Number of	Par	Paid-In	Unearned	Development	Stockholders'
	Shares	Value	Capital	Compensation	Stage	Equity

For the Quarter Ended March 31, 2008

Balance at December 31, 2007	137,005,294	$137,000	$94,983,000	$(764,000)	$(47,861,000)	$46,495,000
Net loss	-	-	-	-	(5,126,000)	(5,126,000)
Shares issued to consulting firm	20,000	-	14,000	-	-	14,000
Nonvested shares issued	443,500	-	295,000	120,000	-	415,000
Nonvested shares withheld for taxes	(70,100)	-	(36,000)	-	-	(36,000)
Stock option issued	-	-	277,000	-	-	277,000
Balance at March 31, 2008	137,398,694	$137,000	$95,533,000	$(644,000)	$(52,987,000)	$42,039,000

For the Quarter Ended March 31, 2007

Balance at December 31, 2006	123,767,342	$124,000	$77,599,000	$-	$(36,012,000)	$41,711,000
Net loss	-	-	-	-	(2,528,000)	(2,528,000)
Nonvested shares issued	600,000	-	472,000	(472,000)	-	-
Shares issued to consulting firm	15,000	-	13,000	-	-	13,000
Stock option issued	-	-	337,000	-	-	337,000
Stock options exercised	100,000	-	65,000	-	-	65,000
Balance at March 31, 2007	124,482,342	$124,000	$78,486,000	$(472,000)	$(38,540,000)	$39,598,000

Inception (February 4, 2000) through March 31, 2008

Balance at February 4, 2000	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	(52,987,000)	(52,987,000)
Common shares issued	126,426,187	127,000	78,817,000	-	-	78,944,000
Shares issued to consulting firm	231,259	-	297,000	-	-	297,000
Nonvested shares issued	1,475,792	1,000	1,217,000	(644,000)	-	574,000
Nonvested shares withheld for taxes	(70,100)	-	(36,000)	-	-	(36,000)
Stock option issued	-	-	5,762,000	-	-	5,762,000
Stock options exercised	1,410,000	1,000	915,000	-	-	916,000
Warrants issued	-	-	210,000	-	-	210,000
Warrants exercised	7,925,556	8,000	8,185,000	-	-	8,193,000
Warrants redeemed unexercised	-	-	(2,000)	-	-	(2,000)
Debt issued with
beneficial conversion feature	-	-	168,000	-	-	168,000
Balance at March 31, 2008	137,398,694	$137,000	$95,533,000	$(644,000)	$(52,987,000)	$42,039,000

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			February 4, 2000
	Three Months Ended March 31,		(Inception) through
	2008	2007	March 31, 2008

Cash flows from operating activities
Net loss	$(5,126,000)	$(2,528,000)	$(52,987,000)
Adjustments to reconcile net
loss to cash used in operating activities:
Depreciation and amortization	40,000	18,000	381,000
Stock issued to pay expense	14,000	13,000	297,000
Share-based compensation	692,000	337,000	6,300,000
Prior period unevaluated
exploratory well costs expensed	1,373,000	-	-
Increase in inventory	(14,000)	-	(312,000)
(Increase) decrease in prepaids	56,000	13,000	(93,000)
(Increase) decrease in deposits	(20,000)	263,000	(114,000)
Increase in other current assets	(36,000)	-	(66,000)
Increase in accounts
payable and accrued liabilities	452,000	1,184,000	3,750,000
Impairment expense	-	-	3,778,000
Gain on sale of assets	-	-	(8,000)
Other, net	(36,000)	-	378,000
Net cash used in operating activities	(2,605,000)	(700,000)	(38,696,000)

Cash flows from investing activities
Additions to unproved
oil and gas properties in China	(1,578,000)	(4,304,000)	(32,094,000)
Other oil and gas investment	-	-	(1,278,000)
Additions to other property	(69,000)	(12,000)	(838,000)
Sale of oil and gas property	-	-	1,108,000
Net cash used in investing activities	(1,647,000)	(4,316,000)	(33,102,000)

Cash flows from financing activities
Net proceeds from sale of common stock	-	-	75,345,000
Net proceeds from exercise of options	-	65,000	916,000
Net proceeds from exercise of warrants	-	-	8,191,000
Net cash provided by financing activities	-	65,000	84,452,000

Increase (decrease) in cash and cash equivalents	(4,252,000)	(4,951,000)	12,654,000
Cash and cash equivalents--beginning of period	16,906,000	20,501,000	-
Cash and cash equivalents--end of period	$12,654,000	$15,550,000	$12,654,000

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Summary of Significant Accounting Policies

Business.  The terms "we," "us," "our," "FEEC" and "our company" refer to Far East Energy Corporation and its subsidiaries, unless the context suggests otherwise.  References to common stock refer to the common stock of FEEC.  We are an independent energy company.  FEEC, together with its subsidiaries, engages in the acquisition, exploration and development of coalbed methane ("CBM") gas properties in the People¡¯s Republic of China ("China" or "PRC"). We are a development stage company and we have conducted significant exploration activities in China. To date, we have not generated any revenues from operations and we are not able to accurately predict the timing of our first revenue.

Basis of Presentation.  The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Prior period information presented in these financial statements includes reclassifications which were made to conform such information to the current period presentation.  These reclassifications had no material effect on our previously reported net loss or stockholders¡¯ equity.

Non-Cash Transactions. During the three-month periods ended March 31, 2008 and 2007, we issued 20,000 shares and 15,000 shares, respectively, of common stock  as payment of consulting fees, valued at approximately $14,000 and $13,000, respectively.

Recently Issued Accounting Standards and Developments.  Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements."  SFAS No. 157 provides a definition of fair value and provides a framework for measuring fair value. The standard also requires additional disclosures on the use of fair value in measuring assets and liabilities.  In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13," and FSP FAS 157-2, "Effective Date of FASB Statement No. 157."  We have adopted the provisions of FSP FAS 157-1 and 157-2 in the first quarter of 2008.  The adoptions of SFAS No. 157, FSP FAS157-1 and FSP FAS 157-2 did not have a material impact on our financial statements.

2.  Liquidity and Realization of Assets

We have funded our exploration and development activities primarily through the sale and issuance of common stock.  As of March 31, 2008, the amount available under our filed registration statement with the SEC for the offer and sale from time to time of our common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and units totaled $107.5 million.  We have not established a source of revenue and are not able to accurately predict the timing of our first revenue.  The sole source of income we have is interest income derived from the cash accounts at our banks.

Based on funds currently available to us, management believes that we have adequate cash resources to fund our 2008 operations and minimum contractual exploration and development obligations in China.  To continue to operate and explore and develop our projects in China beyond 2008, we will need to raise additional funds. We may seek to accelerate our capital raising plans for a variety of reasons, including but not limited to, the acceleration of dewatering efforts in the Shouyang Block, the production of significant quantities of gas, or a desire to accelerate drilling activities in the Shouyang or Qinnan Blocks for strategic purposes.

As of March 31, 2008, we had unevaluated exploratory well costs totaling $31.7 million, of which $27.4 million have been capitalized for a period greater than one year.  Such costs, which relate primarily to the Shouyang Block in Shanxi Province, were initially capitalized under successful efforts accounting, pending a determination of whether or not they have found sufficient quantities of economically recoverable proved reserves.  We make periodic assessments of whether these costs qualify for continuing capitalization, based on whether we are making sufficient progress in assessing the reserves and determining the economic and operating viability of the project, as more fully discussed in note 3 to the consolidated financial statements.
In addition to these periodic assessments, we also assess whether we have a reasonable expectation of recovering these costs through future net cash flows from the project, if we are successful in establishing proved reserves. During the quarter ended March 31, 2008, we received the report of an independent engineering firm which was commissioned to study the various technical aspects of the current pilot project in the Shouyang Block.  The results of this study indicated the presence of significant gas content in the pilot area and relatively high permeability, based on production data available from the first seven wells (4 horizontal and 3 vertical) drilled in the pilot area.  The report further concluded that we have made progress in lowering the field pressure to a level which appears to be approaching the critical desorption pressure necessary for CBM gas production.  We believe the results of the study provide the company with a reasonable expectation for the long-term viability and economic success of the project, and further support the continuing capitalization of our unevaluated capitalized exploratory well costs in the project while we are continuing to evaluate the field.

The report noted that the initial seven pilot wells evaluated by the independent engineering firm had suffered varying degrees of reservoir damage while being drilled.  Without taking into consideration future planned wells, the report also indicates that the seven pilot wells appear insufficient to properly confine the area for dewatering purposes.  As such, the report indicates that we are unlikely to produce meaningful quantities of gas from these initial seven wells without drilling additional wells and/or conducting remedial activities on the seven wells.  Subsequent to the drilling of the seven wells included in the report, we have drilled five additional vertical wells on the western edge of the pilot area.  Our immediate plans for this area involve the drilling of at least two additional wells, including at least one horizontal well.  If these wells are successful, additional horizontal and/or vertical drilling efforts are likely.  However, there are many risks and uncertainties involved in early stages of exploring and attempting to develop a new CBM gas field and we cannot make any assurances that our efforts will be successful.  In the event we are not successful, we may be required to write off some or all of these unevaluated exploratory well costs.

Our ability to continue as a going concern depends upon our ability to raise substantial funds for use in our development activities and upon the success of our planned exploration and development activities. There can be no guarantee of future fundraising or exploration success or that we will realize the value of unevaluated exploratory well costs. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management believes that we will continue to be successful in raising the funds necessary to continue as a going concern.

3.  Property and Equipment

Property and equipment include the following:

	At March 31,	At December 31,
	2008	2007
Unproved leasehold costs	$350,000	$350,000
Unevaluated exploratory well costs	31,744,000	31,539,000
Furniture and equipment	838,000	769,000
	32,932,000	32,658,000
Accumulated depreciation and amortization	(381,000)	(341,000)
Property and equipment, net	$32,551,000	$32,317,000

Depreciation expenses for the three-month periods ended March 31, 2008 and 2007 were $40,000 and $18,000, respectively.

At March 31, 2008, we have assessed and analyzed our current projects for unevaluated exploratory wells costs that have been capitalized beyond one year, according to SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," as amended. We assess these unevaluated exploratory well costs each quarter to determine whether they should remain capitalized or should be charged to earnings. In the event that our assessment indicates that the work program is making sufficient continuing progress toward assessing the reserves,  we will continue to capitalize the costs associated with that work program.

Our net changes in unevaluated exploratory well costs for the three months ended March 31, 2008 are presented below:

Three Months Ended
March 31, 2008

Beginning balance at December 31, 2007	$31,539,000
Additions to unevaluated exploratory
well costs pending the determination of proved reserves	1,578,000
Reclassifications to wells, facilities,
and equipment based on the determination of proved reserves	-
Unevaluated exploratory well costs charged to expense	(1,373,000)
Ending balance at March 31, 2008	$31,744,000

During the first quarter of 2008, we determined that $1,373,000 of unevaluated exploratory well costs incurred previously in the Yunnan Province and the Qinnan Block in the Shanxi Province no longer met the requirements for continued capitalization.  Accordingly, we charged this amount to exploration costs.

The following table provides an aging of unevaluated exploratory well costs based on the date the costs were incurred and the number of related projects for which these exploratory well costs have been capitalized for a period greater than one year:

	At March 31, 2008
Unevaluated exploratory well costs that have
been capitalized for a period of one year or less	$4,318,000
Unevaluated exploratory well costs that have		(1)
been capitalized for a period greater than one year	27,426,000
Balance at March 31, 2008	$31,744,000

Number of projects that have exploratory well costs that
have been capitalized for a period greater than one year	2

(1)
Costs related to our exploratory projects in the Shouyang and Qinnan Blocks in the Shanxi Province as of March 31, 2008.  We are making sufficient continuing progress assessing the reserves and the economic and operating viability of the wells by, among other efforts, dedicating project personnel who have the appropriate skills and by incurring the necessary costs.

4.  Commitments and Contingencies

Legal Proceedings.  We are periodically named in legal actions arising from normal business activities. We evaluate the merits of these actions and, if we determine that an unfavorable outcome is probable and can be estimated, we will establish the necessary accruals. We do not currently anticipate any material losses as a result of commitments and contingent liabilities. We are involved in no material legal proceedings.

Shanxi Production Sharing Contracts.  Under both the Shouyang and Qinnan Production Sharing Contracts ("PSCs") in the Shanxi Province, we must bear all exploration costs for discovering and evaluating CBM-bearing areas during the current exploration period.  The current exploration periods under each of the two Shanxi PSCs will expire on June 30, 2009, unless extended or otherwise amended.    In addition, for each of the PSCs we must meet certain minimum exploration expenditure and work program requirements.

As of March 31, 2008, the sum of exploration expenditures incurred during the first three months of 2008 and the excess exploration expenditure amount carried forward from 2007 for the Shouyang PSC exceeded the minimum requirement for the whole year of 2008, which is $2.8 million.  We have incurred exploration expenditures for the Qinnan PSC of $0.4 million toward the satisfaction of the 2008 exploration expenditure requirement of $4.2 million.  Under the Shanxi PSCs, we are required to pay certain fees totaling $1.0 million in 2008 which are counted toward the satisfaction of the 2008 minimum exploration expenditure requirements.  These fees include assistance fees, training fees, fees for CBM exploration rights and salary and benefits.

Our exploration work commitment during the current exploration periods under the Shouyang and Qinnan PSCs consists of a total of 12,000 meters of horizontal drilling in coal. This work obligation can be met by performing the work commitment on either of the Shouyang and Qinnan PSC areas, effectively combining the work commitments and drilling results for both PSCs.  For the Shouyang PSC, we have completed five wells which totaled approximately 8,805 meters of horizontal drilling in coal as of March 31, 2008.  We plan to drill a short-reach horizontal well in the range of 500 to 700 meters in the coal in the second quarter of 2008 as part of the current well pattern.  Therefore, we are required to drill additional wells to fulfill the 12,000 meter obligation.  The exploration work commitment is subject to modification as a result of future data obtained and subsequent discussion with China United Coalbed Methane Co. Ltd. ("CUCBM").

During the second quarter of 2007, we began drilling our first horizontal well in the Qinnan Block.  The plan is to drill approximately 3,000 meters (9,800 feet) in the coal.  This well is being drilled under a turnkey contract with a Chinese drilling company.  The drilling company encountered drilling difficulties and has been unable to complete the well program as specified.  During the first quarter of 2008, the drilling company temporarily suspended operations to evaluate different drilling approaches available.  We have been informed that the drilling company plans to resume operations in the second quarter of 2008.  We are not liable for payment of the cost of this well unless and until the drilling company successfully completes the drilling of 3,000 meters with at least 2,400 meters in the coal.  As such, there is no current accrual for the estimated cost of approximately $1.2 million in our financial statements.  We cannot predict when or if the drilling company will be able to successfully drill the well.

Yunnan Production Sharing Contract.  Under the Enhong-Laochang PSC in the Yunnan Province, we must bear all exploration costs for discovering and evaluating CBM-bearing areas during the current exploration period. The current exploration period will expire on June 30, 2009, unless extended or otherwise amended.  As of March 31, 2008, we have incurred exploration expenditures for the Enhong-Laochang PSC of $0.3 million toward satisfaction of the 2008 exploration expenditure requirement of $1.6 million. Under the Enhong-Laochang PSC, we are required to pay certain fees totaling $0.4 million in 2008 which are counted toward the satisfaction of the 2008 minimum exploration expenditure requirements.  These fees include assistance fees, training fees, fees for CBM exploration rights and salary and benefits.

Our exploration work requirement for the Enhong and Laochang areas was modified based on the geological and geophysical data collected to date.  Instead of the previous requirement of drilling a horizontal well, we are now required to drill five vertical wells by December 31, 2008.  We spudded two vertical wells during the first quarter of 2008.  Therefore, we are required to drill three additional wells to fulfill the exploration work requirement.

Additional Contingent Expenditures.  Our exploration and proposed production activities, including the administration and interpretation of our rights and obligations under the PSCs, are subject to the laws, decrees, regulations and standards promulgated or imposed by Chinese government authorities including, but not limited to, the PRC¡¯s Ministry of Commerce and Ministry of Land and Resources.  Revised or additional laws and regulations or new applications of existing laws and regulations may result in additional expenditures which are unforeseen to us based on our current understanding of these laws and regulations.  Further, it is possible that these governmental authorities could impose additional capital expenditure requirements or other obligations under the PSCs than what we agreed to with CUCBM.  We endeavor to continuously monitor Chinese laws, decrees, regulations and standards to identify additional contingent expenditures and will establish accruals for identified contingent expenditures when necessary.

China Business Taxes.  In our normal course of business, we may agree to pay to the local Chinese tax authorities certain business taxes on behalf of vendors and consultants engaged outside of the PRC for their activities conducted in the PRC.  Due to the lack of clarity in the tax laws promulgated by the local Chinese tax authorities, underpayments or overpayments may result.  Management believes that the chance that such underpayments or overpayments will individually, or in the aggregate, have a material effect on our financial condition or results of operations is remote.

5.  Common Stock

Shares Withheld for Taxes.  During the first quarter of 2008, we withheld 70,100 shares of our common stock from the vesting of restricted shares (nonvested shares) granted to employees to satisfy tax withholding obligations of $36,000.  Once withheld, the shares were canceled and removed from the number of outstanding shares.  Accordingly, we reduced our common stock and our additional paid in capital on our consolidated balance sheet by an amount which equaled to the fair market value of the shares on the date of withholding and cancellation.  We subsequently remitted the amount withheld to the tax authority.

Outstanding Warrants.  A summary of warrants outstanding as of March 31, 2008 is as follows:

Exercise Price /	Warrants	Expiration Date In
Range	Outstanding	2008	2010	2012
$0.80 - $0.90	290,877	150,000	140,877	-
$1.50	20,562	-	20,562	-
$2.50	36,875	-	36,875	-	(1)
$2.61	4,019,908	-	-	4,019,908
Total	4,368,222	150,000	198,314	4,019,908

(1)	Granted to the International Finance Corporation in conjunction with its purchase of our common stock in August 2007.

6.  Share-Based Compensation

We grant nonvested shares of common stock (also commonly referred to as "restricted stock") and options to purchase common stock to employees, members of the board of directors and consultants under our shareholder-approved 2005 Stock Incentive Plan (the "2005 Plan").  Grants prior to the adoption of the 2005 Plan and inducement grants associated with hiring of new employees and appointment of new directors are issued outside of the 2005 Plan.  The 2005 Plan was amended in 2007 to provide a total of 7,500,000 shares for grants.  As of March 31, 2008, we had 2,949,000 shares available for awards under the Plan, of which 1,526,000 shares could be issued as nonvested shares or other full-valued stock-based awards.  During the first quarter of 2008, we issued 1,616,500 options awards under the 2005 Plan to employees, members of the board of directors and consultants; and 688,000 inducement option grants outside the 2005 Plan to a new employee and a new director.

We account for share-based compensation expense under SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). We measure the cost of employee and non-employee services received in exchange for stock options and other equity awards based on the grant date fair value of those awards.  We use the Black-Scholes option pricing model to determine the grant date fair value of options and closing share price on date of grant to determine the grant date fair value of nonvested shares.  We recognize the compensation expense over the period during which the grantee is required to provide service in exchange for the award.  The compensation expense is included in the Consolidated Statements of Operations as follows:

	Three Months Ended
	March 31,
	2008	2007
Exploration Costs	$118,000	$42,000
General and Administrative	574,000	295,000
	$692,000	$337,000

The following table summarizes stock option transactions during the quarter ended March 31, 2008:

	Options	Weighted Average Grant Price
Outstanding at January 1, 2008	9,965,000	$1.36
Granted	2,304,500	0.69
Forfeited	(233,000)	1.13
Outstanding at March 31, 2008	12,036,500	$1.21

Exercisable at March 31, 2008	8,422,800	$1.38

At March 31, 2008, weighted average remaining contractual life for the stock options outstanding and exercisable was 5.01 years and 3.07 years, respectively.

The following table summarizes nonvested share transactions during the quarter ended March 31, 2008:

	Nonvested Shares	Weighted Average Fair Value Per Share
Outstanding at January 1, 2008	1,032,292	$0.91
Granted	443,500	0.67
Vested	(122,218)	0.85
Withheld for Taxes	(70,100)	0.52
Outstanding at March 31, 2008	1,283,474	$0.83

As of March 31, 2008, we had approximately $2,783,000 in total unrecognized compensation cost related to share-based compensation, of which $644,000 was related to nonvested share grants and was recorded in Unearned Compensation.  This cost is expected to be recognized over a weighted average period of 2.97 years at March 31, 2008.  This expected cost does not include the impact of any future share-based compensation awards.

7.  Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for both of the three-month periods ended March 31, 2008 and 2007 was zero.

PART 1.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT¡¯S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007 ("2007 Annual Report"), the financial statements and related notes in this Quarterly Report, the risk factors in our 2007 Annual Report, and all of the other information contained elsewhere in this report.  The terms "we," "us," "our" and "our company" refer to Far East Energy Corporation and its subsidiaries, unless the context suggests otherwise.

Overview.  During the first quarter of 2008, we continued our efforts to explore and develop coalbed methane ("CBM") gas in the Shanxi Province in northern People¡¯s Republic of China ("PRC" or "China") and in the Yunnan Province in southern PRC.  During the first quarter of 2008, we incurred exploration expenditures of $2.4 million, of which $1.6 million were capitalized.  Although we believe the results of our exploration activities in the Shanxi and Yunnan Provinces have been favorable, we will need to complete several more wells to achieve commercial viability in these provinces, which will require additional capital expenditures.  There are many risks and uncertainties involved in early stages of exploring and attempting to develop a new CBM gas field and we cannot make any assurances that our efforts will be successful.

Total Exploration Expenditures.  The table below sets out components of total exploration and development expenditures, both capitalized and expensed:

	Three months ended March 31,
	2008	2007
Additions to Unproved
Oil and Gas Properties
Shanxi Province	$1,578,000	$4,077,000
Yunnan Province	-	227,000
	1,578,000	4,304,000
Exploration Costs (1)	864,000	534,000
	$2,442,000	$4,838,000

(1) Exploration costs shown are different from those in the Consolidated Statements of Income as they are net of prior year unevaluated exploratory well costs charged to expense of $1,373,000 and zero for the three-month periods ended March 31, 2008 and 2007, repectively.

Shouyang Block, Shanxi Province.  During the first quarter of 2008, we completed drilling three vertical wells in the Shouyang Block of the Shanxi Province immediately to the west of our current well pattern.  The drilling results of the three vertical wells  indicated that our dewatering efforts are lowering the pressure in the pilot area.  We are currently conducting pressure fracturing operations on two of the three wells in an attempt to increase the daily water production. If successful, we plan to fracture treat some of our other wells.  Also, we plan to drill a short-reach horizontal well to further enhance water production in the pilot area.

Qinnan Block, Shanxi Province.  In early April 2008, we spudded two vertical parameter wells in the southern portion of the Qinnan Block in the Shanxi Province.  Parameter wells are designed primarily to obtain geologic data about the coal and are not necessarily intended for production.  We plan to drill two additional parameter wells in the future.  Together, the four wells should give us enough reservoir and production information of the area to determine whether we should drill a horizontal well or convert these vertical wells into a pilot area for production purposes.

We began drilling our first horizontal well in the eastern portion of the Qinnan Block during the second quarter of 2007.  The well was designed to drill horizontally approximately 3,000 meters, including at least 2,400 meters in the coal, to begin dewatering the area and obtain useful reservoir and production information.  Data already collected from the area has indicated that the coal is of a lower permeability than that in the Shouyang Block.  This well was being drilled under a turnkey contract with a Chinese drilling company.  The drilling company encountered drilling difficulties and has been unable to complete the well program as specified.  During the first quarter of 2008, the drilling company temporarily suspended operations to evaluate different drilling approaches available.  We have been informed that the drilling company plans to resume operations in the second quarter.  We are not liable for payment of the costs of this well unless and until the drilling company successfully drills 3,000 meters horizontally with at least 2,400 meters in the coal.  We cannot predict when or if the drilling company will be able to successfully drill the well.

Enhong-Laochang Area, Yunnan Province.  In the Laochang area of the Yunnan Province, we spudded two vertical wells during the first quarter of 2008.  We plan to conduct tests on the two wells upon completion.  One of the two wells is located in close proximity to a previously drilled well.  Depending on the test results, we plan to drill three vertical wells near these two closely located wells so that the five will form a cluster.  We believe this five-well cluster and the other well will provide us with more geological information about the area.

Results of Operations

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007

	Three months ended March 31,		Percent
	2008	2007	change
Exploration costs	$2,237,000	$534,000	319%
Lease operating expense	942,000	449,000	110%
General and administrative	2,041,000	1,745,000	17%
Total	$5,220,000	$2,728,000	91%

Exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves.  For more information on capitalized drilling costs, see "Capital Resources and Liquidity-Total Exploration Expenditures."  The table below sets out components of exploration costs:

	Three months ended March 31,
	2008	2007
Capitalized well costs charged to expense	$1,373,000	$-
Seismic data acquisition	86,000	-
Technical personnel compensation	212,000	122,000
Contract drilling & related expenses	566,000	412,000
Total	$2,237,000	$534,000

During the first quarter of 2008, we determined that $1,373,000 of capitalized costs incurred previously in the Yunnan Province and the Qinnan Block in the Shanxi Province no longer met the requirements for continued capitalization.  Accordingly, we charged this amount to exploration costs.  There were no comparable charges in the first quarter of 2007.  Exploration costs also increased due to acquisition of seismic data of $86,000, higher contract drilling and related expenses of $154,000, and higher compensation of technical personnel of $90,000, consisting primarily of share-based compensation.

Lease operating expense ("LOE") for the first quarter of 2008 was comprised of costs pertaining to the dewatering efforts of five of our wells in the Shouyang Block in the Shanxi Province, which presently have sustained low rates of small gas production.  To date, the production is not at commercial levels and the data obtained is not sufficient to project when or if the well will achieve commercial gas production rates and what those rates may be.  LOE for the first quarter of 2008 included pumping costs of $144,000, workovers of $716,000 and supervision costs of $82,000.  LOE for the first quarter of 2008 increased primarily due to an increase in workovers of $563,000, partially offset by a decrease in pumping costs of $82,000. The table below sets out components of  LOE expense:

	Three months ended March 31,
	2008	2007
Workovers	$716,000	$153,000
Pumping Costs	144,000	226,000
Supervision	82,000	70,000
Total	$942,000	$449,000

General and administrative expenses for the first quarter of 2008 increased $296,000 primarily due to the recording of non-cash shared-based compensation expense of $228,000 related to the nonvested shares (also commonly referred to as "restricted stock") granted in December 2007 in conjunction with the amendments to certain option agreements impacted by the new Section 409A of the Internal Revenue Code of 1986, as amended, and higher non-cash share-based compensation expense of $51,000 related to amortization of previously granted stock options and nonvested shares.  The increase was also due to higher payroll expense of $114,000 resulting from salary adjustments and additional employees.  These increases were partially offset by a decrease of $103,000 in legal fees charged by our outside counsel as we were able to complete certain routine legal matters internally.

Capital Resources and Liquidity.  We have funded our exploration and development activities primarily through the sale and issuance of common stock.  As of March 31, 2008, the amount available under our filed registration statement with the Securities and Exchange Commission ("SEC") for the offer and sale from time to time of our common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and units totaled $107.5 million.  We have not established a source of revenue and are not able to accurately predict the timing of our first revenue.  The sole source of income we have is interest income derived from the cash accounts at our banks.

Based on funds currently available to us, we believe that we have adequate cash resources to fund our required operations and exploration and development operations in China through 2008 (see Note 6 to the Consolidated Financial Statements for our commitments in 2008).  However, to continue to operate, explore and develop our projects in China, we will need to raise additional funds by the first quarter of 2009.  We may seek to accelerate our capital raising plans for a variety of reasons, including but not limited to, the acceleration of dewatering efforts in the Shouyang Block, the production of significant quantities of gas, or a desire to accelerate drilling activities in the Shouyang or Qinnan Blocks for strategic purposes.  We may use a number of options to raise additional funds, including the issuance of equity securities, the continued exercise of warrants issued to investors in conjunction with previous private offerings, entering into farmout agreements and other arrangements with strategic partners, debt financing and sales of property interests, among other alternatives. No assurance can be given that we will be able to obtain financing on favorable terms, if at all.

As of March 31, 2008, we had unevaluated exploratory well costs totaling $31.7 million, of which $27.4 million have been capitalized for a period greater than one year.  Such costs, which relate primarily to the Shouyang Block in Shanxi Province, were initially capitalized under successful efforts accounting, pending a determination of whether or not they have found sufficient quantities of economically recoverable proved reserves.  We make periodic assessments of whether these costs qualify for continuing capitalization, based on whether we are making sufficient progress in assessing the reserves and determining the economic and operating viability of the project, as more fully discussed in note 3 to the consolidated financial statements.

In addition to these periodic assessments, we also assess whether we have a reasonable expectation of recovering these costs through future net cash flows from the project, if we are successful in establishing proved reserves. During the quarter ended March 31, 2008, we received the report of an independent engineering firm which was commissioned to study the various technical aspects of the current pilot project in the Shouyang Block.  The results of this study indicated the presence of significant gas content in the pilot area and relatively high permeability, based on production data available from the first seven wells (4 horizontal and 3 vertical) drilled in the pilot area.  The report further concluded that we have made progress in lowering the field pressure to a level which appears to be approaching the critical desorption pressure necessary for CBM gas production.  We believe the results of the study provide the company with a reasonable expectation for the long-term viability and economic success of the project, and further support the continuing capitalization of our unevaluated capitalized exploratory well costs in the project while we are continuing to evaluate the field.

The report noted that the initial seven pilot wells evaluated by the independent engineering firm had suffered varying degrees of wellbore damage while being drilled.  Without taking into consideration future planned wells, the report also indicates that the seven pilot wells appear insufficient to properly confine the area for dewatering purposes.  As such, the report indicates that we are unlikely to produce meaningful quantities of gas from these initial seven wells without drilling additional wells and/or conducting remedial activities on the seven wells.  Subsequent to the drilling of the seven wells included in the report, we have drilled five additional vertical wells on the western edge of the pilot area.  Our immediate plans for this area involve the drilling of at least two additional wells, including at least one horizontal well.  If these wells are successful, additional horizontal and/or vertical drilling efforts are likely.  However, there are many risks and uncertainties involved in early stages of exploring and attempting to develop a new CBM gas field and we cannot make any assurances that our efforts will be successful.  In the event we are not successful, we may be required to write off some or all of these unevaluated exploratory well costs.

Our ability to continue as a going concern depends upon our ability to raise substantial funds for use in our development activities and upon the success of our planned exploration and development activities. There can be no guarantee of future fundraising or exploration success or that we will realize the value of unevaluated exploratory well costs. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management believes that we will continue to be successful in raising the funds necessary to continue as a going concern.

Our capital resources and planning can be impacted by fluctuations in the U.S. Dollar and China RMB exchange rate as well as inflations in these countries.  For further discussion of these risks, see "Part II Item 3. Quantitative and Qualitative Disclosures About Market Risk."

Cash Flow.  As of March 31, 2008, the balance in cash and cash equivalents was $12,654,000, a decrease of $4,252,000 from the balance of $16,906,000 as of December 31, 2007.

Cash used in operating activities for the three months ended March 31, 2008 was $2,605,000 as compared to cash used in operating activities for the same period in 2007 of $700,000.  The increase in cash used in operating activities was primarily due to higher cash outflows for working capital items of $1,022,000, LOE of $493,000 and exploration costs of $330,000.

Cash used in investing activities for the three months ended March 31, 2008 was $1,647,000 as compared to $4,316,000 for the same period in 2007.  The decline was primarily due to a decrease in additions to unproved oil and gas properties of $2,726,000.

Cash provided or used by financing activities was zero for the first quarter of 2008 as there were no financing activities during the period.  Cash provided by financing activities for the first quarter of 2007 was $65,000, which were proceeds from the exercises of options.

Forward-Looking Statements.  This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21B of the Securities Exchange Act of 1934 ("Exchange Act"). All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements.  The words "believe," "may," "will," "plan," "estimate," "continue," "anticipate," "intend," "expect," "project," and similar expressions, as they relate to us, are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Actual results could differ materially from those projected in such forward-looking statements. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include: our lack of operating history; limited and potentially inadequate management of our cash resources; risk and uncertainties associated with exploration; development and production of CBM; expropriation and other risks associated with foreign operations; matters affecting the energy industry generally; lack of availability of oil and gas field goods and services; environmental risks; drilling and production risks; changes in laws or regulations affecting our operations, as well as other risks described in our 2007 Annual Report and subsequent filings with the SEC.

When you consider these forward-looking statements, you should keep in mind these factors, the risk factors set forth in our 2007 Annual Report under "Item 1A. Risk Factors" and in other filings with the SEC and the other cautionary statements in this Quarterly Report on Form 10-Q. Our forward-looking statements speak only as of the date made. All subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.

PART 1.  FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in Chinese Yuan and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions.  Prior to July 2005, the exchange rate between U.S. Dollars and Chinese Yuan was fixed, and, consequently, we experienced no fluctuations in the value of goods and services we purchased in China because of currency exchange.  In July 2005, the Chinese government began to permit the Chinese Yuan to float against the U.S. Dollar.  All of our costs to operate our Chinese offices are paid in Chinese Yuan.  Our exploration costs in China may be incurred under contracts denominated in Chinese Yuan or U.S. Dollars.  During the past six months, the U.S. Dollar ($) to Chinese Yuan (¥) changed from $1 to ¥7.48 at the beginning of the period to ¥7.00 at the end of the period, a depreciation of the U.S. Dollar of 6%.  If the Chinese Yuan continues to appreciate with respect to the U.S. Dollar, our costs in China may increase.  To date we have not engaged in hedging activities to hedge our foreign currency exposure.  In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.

Although inflation has not materially impacted our operations in the recent past, increased inflation in China or the U.S. could have a negative impact on our operating and general and administrative expenses, as these costs could increase.  China has recently experienced inflationary pressures, which could increase our costs associated with our operations in China.  The inflation rate for 2007 was approximately 4.8%, according to China Daily.  In recent months, the Company has increased its use of Chinese suppliers, including drilling contractors that are paid in Yuan.  In the future, inflation in China may result in higher minimum expenditure requirements under our PSCs if CUCBM adjusts these requirements for inflation.  The actual inflationary impact on the company may also be exacerbated by the increasing demand for goods and services in the oil and gas industry.  A material increase in these costs as a result could adversely affect our operations and, if there are material changes in our costs, we may seek to raise additional funds earlier than anticipated.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

FAR EAST ENERGY CORPORATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2007 Annual Report, which could materially affect our business, financial condition, or future results.  The risks described in our 2007 Annual Report are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There have been no material changes from the risk factors previously disclosed in our 2007 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Issuance of Equity Securities.  During the first quarter of 2008, in exchange for their consulting services, we issued 20,000 shares of our common stock and granted 87,500 options to purchase shares of our common stock to certain consultants.  During the same period, we granted 500,000 options and 188,000 options to purchase shares of our common stock to our Chief Operating Officer and a member of our board of directors, respectively, in connection with their joining our Company.  The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act of 1933 (the "Securities Act") upon the exemption provided in Section 4(2) of the Securities Act.

Issuer Purchases and Subsequent Cancellations of Equity Securities.  Column (a) in the tabulation below indicates shares which were withheld by us to satisfy tax withholding obligations that arose upon the vesting of nonvested shares during the first quarter of 2008.  Once withheld, these shares were immediately cancelled and removed from the number of outstanding shares.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
January 2008	-		-	-
February 2008	-		-	-
March 2008	70,100	$0.52	-	-
Total	70,100	$0.52	-	-

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

Date:  May 12, 2008

INDEX OF EXHIBITS

Exhibit Number	Description
3.1
Articles of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company¡¯s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company¡¯s Current Report on Form 8-K filed on March 17, 2005, and incorporated herein by reference).
4.1	Articles of Incorporation of the Company, as amended (included as Exhibit 3.1).
4.2	Amended and Restated Bylaws of the Company (included as Exhibit 3.2).
4.3
Specimen stock certificate (filed as Exhibit 4.5 to the Company¡¯s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on March 15, 2005, and incorporated herein by reference).

4.4	Form of Warrant (filed as Exhibit 4.1 to the Company¡¯s Current Report in Form 8-K filed on August 27, 2007, and incorporated herein by reference).
4.5
Warrant Agreement, dated August 27, 2007, between the Company and Continental Stock Transfer & Trust Company (filed as Exhibit 4.2 to the Company¡¯s Current Report on Form 8-K filed on August 27, 2007, and incorporated herein by reference).

10.1*
Amended and Restated Employment Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.1 to the Company¡¯s Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.2*
Employment Agreement, dated February 1, 2004, by and between the Company and Garry R. Ward (filed as Exhibit 10.3 to the Company¡¯s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005 and incorporated herein by reference).

10.3*
Employment Agreement, dated November 1, 2003, by and between the Company and Zhendong "Alex" Yang (filed as Exhibit 10.4 to the Company¡¯s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

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

10.6*
Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Michael R. McElwrath (filed as Exhibit 10.6 to the Company¡¯s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.7*
Nonqualified Stock Option Agreement, dated December 23, 2004, by and between the Company and Garry Ward (filed as Exhibit 10.9 to the Company¡¯s Current Report on Form 8-K filed on December 28, 2004, and incorporated herein by reference).

10.8*
Stock Option Agreement, dated May 18, 2004, by and between the Company and Donald Juckett (filed as Exhibit 10.13 to the Company¡¯s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.9*
Stock Option Agreement, dated June 18, 2004, by and between the Company and Randall D. Keys (filed as Exhibit 10.14 to the Company¡¯s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.10*
Stock Option Agreement, dated May 24, 2004, by and between the Company and John C. Mihm (filed as Exhibit 10.15 to the Company¡¯s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.11*
Stock Option Agreement, dated February 24, 2004, by and between the Company and Thomas Williams (filed as Exhibit 10.16 to the Company¡¯s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.12*
Stock Option Agreement, dated February 1, 2004, by and between the Company and Garry Ward (filed as Exhibit 10.17 to the Company¡¯s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.13*
Stock Option Agreement, dated December 1, 2003, by and between the Company and Zhendong "Alex" Yang (filed as Exhibit 10.19 to the Company¡¯s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.14
Production Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People¡¯s Republic of China, dated January 25, 2002, by and between China United Coalbed Methane Corp. Ltd. and the Company (filed as Exhibit 2(i) to the Company¡¯s Current Report on Form 8-K filed on February 11, 2002, and incorporated herein by reference).

10.15
Modification Agreement for Product Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People¡¯s Republic of China, dated October 20, 2005, between China United Coalbed Methane Corporation Ltd. and the Company (filed as Exhibit 10.1 to the Company¡¯s Current Report on Form 8-K filed on October 26, 2005, and incorporated herein by reference).

10.16
Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Qinnan Area in Shanxi Province, Qinshui Basin, the People¡¯s Republic of China, dated April 16, 2002, by and between China United Coalbed Methane Corporation Ltd. and the Phillips China Inc. (filed as Exhibit 10.21 to the Company¡¯s Annual Report on Form 10-K filed on March 15, 2005, and incorporated herein by reference).

10.17
Application for the Extension of Phase Two of the Exploration Period under the Qinnan PSC, dated December 2, 2005, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.20 to the Company¡¯s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on March 14, 2006, and incorporated herein by reference).

10.18
Application for the Extension of Phase Two of the Exploration Period under the Qinnan PSC, dated March 16, 2006, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.1 to the Company¡¯s Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference).

10.19
Approval Certificate from the Ministry of Foreign Trade and Economic Cooperation dated December 30, 2002 (filed as Exhibit 2(i) to the Company¡¯s Current Report on Form 8-K filed on January 13, 2003, and incorporated herein by reference).

10.20
Memorandum of Understanding, dated March 18, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.1 to the Company¡¯s Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.21
Farmout Agreement¡ªQinnan PSC, dated June 17, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.2 to the Company¡¯s Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.22
First Amendment to Farmout Agreement¡ªQinnan PSC, dated December 15, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.26 to the Company¡¯s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.23
Second Amendment to Farmout Agreement¡ªQinnan PSC, dated December 17, 2004, by and between Phillips China Inc. and the Company (filed as Exhibit 10.01 to the Company¡¯s Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.24
Third Amendment to Farmout Agreement¡ªQinnan PSC, dated December 19, 2005, by and between ConocoPhillips China Inc. and the Company (filed as Exhibit 10.1 to the Company¡¯s Current Report on Form 8-K filed on December 21, 2005, and incorporated herein by reference).

10.25
Assignment Agreement¡ªQinnan PSC, dated June 17, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.4 to the Company¡¯s Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.26
Farmout Agreement¡ªShouyang PSC, dated June 17, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.3 to the Company¡¯s Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.27
First Amendment to Farmout Agreement¡ªShouyang PSC, dated December 15, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.30 to the Company¡¯s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.28
Second Amendment to Farmout Agreement¡ªShouyang PSC, dated December 17, 2004, by and between Phillips China Inc. and the Company (filed as Exhibit 10.02 to the Company¡¯s Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.29
Third Amendment to Farmout Agreement¡ªShouyang PSC, dated December 19, 2005, by and between ConocoPhillips China Inc. and the Company (filed as Exhibit 10.2 to the Company¡¯s Current Report on Form 8-K filed on December 21, 2005, and incorporated herein by reference).

10.30
Assignment Agreement¡ªShouyang PSC, dated June 17, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.5 to the Company¡¯s Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.31
Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated December 2, 2005, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.46 to Company¡¯s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on March 14, 2006, and incorporated herein by a reference).

10.32
Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated March 16, 2006, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.2 to the Company¡¯s Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference).

10.33*
Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company¡¯s Registration Statement on Form S-8 (File No. 333-148361) filed on December 27, 2007, and incorporated herein by reference).

10.34
Registration Rights Agreement, dated September 20, 2005, by and among Morgan Keegan & Company, Inc. and the Company (filed as Exhibit 10.47 to the Company¡¯s Registration Statement on Form S-2 (File No. 333-129309) filed on October 28, 2005, and incorporated herein by reference).

10.35*
Form of Restricted Stock Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 21, 2007, and incorporated herein by reference.)

10.36*
Form of Non-Qualified Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.37*
Form of Incentive Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.38*
Form of Letter Agreement with Zhendong "Alex" Yang, Garry R. Ward and Jeffrey R. Brown for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.39*	Form of Letter Agreement with the Company's non-employee directors (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).
10.40*
First Amendment to Amended and Restated Employment Agreement, dated April 16, 2007, between the Company and Michael R. McElwrath (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.41
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

10.42
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

10.43
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

10.44*
Release Agreement, dated May 17, 2007, among the Company, and Far East Energy (Bermuda), Ltd. and Jeffrey R. Brown (filed as Exhibit 10.1 to the Company¡¯s Current Report on Form 8-K filed on May 22, 2007, and incorporated herein by reference).

10.45*
Employment Agreement, dated May 16, 2007, between Far East Energy (Bermuda), Ltd. and Don Duttlinger (filed as Exhibit 10.1 to the Company¡¯s Current Report on Form 8-K filed on May 17, 2007, and incorporated herein by reference).

10.46*
Stock Subscription Agreement, dated August 24, 2007, between the Company and International Finance Corporation (filed as Exhibit 10.1 to the Company¡¯s Current Report on Form 8-K filed on August 27, 2007, and incorporated herein by reference).

10.47*
First Amendment to Employment Agreement, dated September 14, 2007, between Far East Energy (Bermuda), Ltd. and Don Duttlinger (filed as Exhibit 10.1 to the Company¡¯s Current Report on Form 8-K filed on September 20, 2007, and incorporated herein by reference).

10.48*
Non-Qualified Stock Option Agreement, dated October 1, 2007, by and between the Company and William A. Anderson (filed as Exhibit 10.52 to the Company¡¯s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, which was filed on November 7, 2007, and incorporated herein by reference).

10.49*
Second Amendment to Amended and Restated Employment Agreement, dated November 26, 2007, between the Company and Michael R. McElwrath (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 27, 2007, and incorporated herein by reference).

10.50*	Form of Restricted Stock Agreement (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-148363) filed on December 27, 2007, and incorporated herein by reference).
10.51*
Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.54 to the Company¡¯s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.52*
Restricted Stock Agreement, dated December 27, 2007, between the Company and Michael R. McElwrath (filed as Exhibit 10.55 to the Company¡¯s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.53*
Restricted Stock Agreement, dated December 27, 2007, between the Company and Thomas E. Williams (filed as Exhibit 10.56 to the Company¡¯s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.54*
Restricted Stock Agreement, dated December 27, 2007, between the Company and Garry R. Ward (filed as Exhibit 10.57 to the Company¡¯s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.55*
Non-Qualified Stock Option Agreement, dated January 9, 2008, between the Company and Lucian L. Morrison (filed as Exhibit 10.58 to the Company¡¯s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.56*
Employment Agreement, dated March 12, 2008, between Far East Energy (Bermuda), Ltd. and Phil Christian (filed as Exhibit 10.1 to the Company¡¯s Current Report on Form 8-K filed on March 12, 2008, and incorporated herein by reference).

10.57*
Non-Qualified Stock Option Agreement, dated March 12, 2008, between the Company and Phil Christian (filed as Exhibit 10.2 to the Company¡¯s Current Report on Form 8-K filed on March 12, 2008, and incorporated herein by reference).

10.58*
Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, by and between the Company and Thomas Williams (filed as Exhibit 10.61 to the Company¡¯s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.59*
Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, by and between the Company and Garry Ward (filed as Exhibit 10.62 to the Company¡¯s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.60*
Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, by and between the Company and Zhendong "Alex" Yang (filed as Exhibit 10.63 to the Company¡¯s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.61*
Second Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, by and between the Company and Michael McElwrath (filed as Exhibit 10.64 to the Company¡¯s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference). The original option agreement was entered into on January 29, 2002.

10.62*
Second Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, by and between the Company and Michael McElwrath (filed as Exhibit 10.65 to the Company¡¯s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).  The original option agreement was entered into on October 13, 2003.

10.63*
Third Amendment to Amended and Restated Employment Agreement, dated March 7, 2008, between the Company and Michael R. McElwrath (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 12, 2008, and incorporated herein by reference).

31.1 †	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 †	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 †	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. ¡¨¬ 1350.
32.2 †	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. ¡¨¬ 1350.

____________
*	Management contract or compensatory plan arrangement.
†	Filed herewith.