Form 10-Q
period 2008-06-30
FAR EAST ENERGY CORP
filed 2008-08-06
CIK 1124024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

3BFORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-32455

Far East Energy Corporation
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0459590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer  ☐                                                Accelerated filer  ☒                                          Non-accelerated filer  ☐                                           Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐                        No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 23, 2008.

UTitle of each class	UNumber of shares
Common Stock, par value $0.001 per share	161,210,390

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
4BTABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION		UPage No.U

	ITEM 1.	Financial Statements (Unaudited)

		Consolidated Balance Sheets - June 30, 2008 and December 31, 2007	3

		Consolidated Statements of Operations - Three Months Ended June 30, 2008 and 2007, Six Months Ended June 30, 2008 and 2007, and February 4, 2000 (Inception) through June 30, 2008	4

		Consolidated Statements of Stockholders' Equity - Six Months Ended June 30, 2008 and 2007, and February 4, 2000 (Inception) through June 30, 2008	5

		Consolidated Statements of Cash Flows - Six Months Ended June 30, 2008 and 2007, and February 4, 2000 (Inception) through June 30, 2008	6

		Notes to Consolidated Financial Statements	7

	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	ITEM 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

	ITEM 1A.	Risk Factors	23

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

	ITEM 6.	Exhibits	23

SIGNATURES			24

EXHIBIT INDEX			25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$20,301,000	$16,906,000
Inventory	289,000	297,000
Prepaid expenses	135,000	149,000
Deposits	89,000	94,000
Other current assets	73,000	30,000
Total current assets	20,887,000	17,476,000

Unevaluated oil and gas properties	33,618,000	31,889,000
Other fixed assets, net	441,000	428,000
Total assets	$54,946,000	$49,793,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,425,000	$1,243,000
Accrued liabilities	3,530,000	2,055,000
Total current liabilities	4,955,000	3,298,000

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.001 par value,
500,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares
authorized, 161,210,390 and 137,005,294 issued
and outstanding, respectively	161,000	137,000
Additional paid-in capital	107,460,000	94,983,000
Unearned compensation	(421,000)	(764,000)
Deficit accumulated during the development stage	(57,209,000)	(47,861,000)
Total stockholders' equity	49,991,000	46,495,000
Total liabilities and stockholders' equity	$54,946,000	$49,793,000

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					February 4, 2000
					(Inception)
	Three Months Ended June 30,		Six Months Ended June 30,		through
	2008	2007	2008	2007	June 30, 2008

Operating revenues	$-	$-	$-	$-	$-
Operating expenses:
Exploration costs	1,701,000	1,146,000	3,938,000	1,680,000	15,673,000
Lease operating expense	784,000	383,000	1,726,000	832,000	4,629,000
General and administrative	1,690,000	1,915,000	3,731,000	3,660,000	34,304,000
Impairment loss	-	-	-	-	3,778,000
Loss on investment in joint venture	-	-	-	-	22,000
Amortization of contract rights	-	-	-	-	81,000
Total operating expenses	4,175,000	3,444,000	9,395,000	6,172,000	58,487,000
Operating loss	(4,175,000)	(3,444,000)	(9,395,000)	(6,172,000)	(58,487,000)
Other income (expense):
Interest expense	-	-	-	-	(177,000)
Interest income	68,000	127,000	161,000	332,000	1,771,000
Gain on sale of assets	-	-	-	-	8,000
Foreign currency transaction losses	(115,000)	(30,000)	(114,000)	(36,000)	(324,000)
Total other income (expense)	(47,000)	97,000	47,000	296,000	1,278,000
Loss before income taxes	(4,222,000)	(3,347,000)	(9,348,000)	(5,876,000)	(57,209,000)
Income taxes	-	-	-	-	-
Net loss	$(4,222,000)	$(3,347,000)	$(9,348,000)	$(5,876,000)	$(57,209,000)

Earnings per share:
Basic and diluted	$(0.03)	$(0.03)	$(0.07)	$(0.05)

Weighted average shares outstanding:
Basic and diluted	144,978,310	124,594,320	141,092,673	124,243,060

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

					Deficit
					Accumulated
	Common Stock		Additional		During the	Total
	Number of	Par	Paid-In	Unearned	Development	Stockholders'
	Shares	Value	Capital	Compensation	Stage	Equity

For the Six Months Ended June 30, 2008

Balance at December 31, 2007	137,005,294	$137,000	$94,983,000	$(764,000)	$(47,861,000)	$46,495,000
Net loss	-	-	-	-	(9,348,000)	(9,348,000)
Common stock issued	24,000,000	24,000	11,778,000	-	-	11,802,000
Shares issued to consulting firm	20,000	-	14,000	-	-	14,000
Nonvested shares issued	443,500	-	295,000	343,000	-	638,000
Nonvested shares withheld for taxes	(258,404)	-	(136,000)	-	-	(136,000)
Stock options issued	-	-	526,000	-	-	526,000
Balance at June 30, 2008	161,210,390	$161,000	$107,460,000	$(421,000)	$(57,209,000)	$49,991,000

For the Six Months Ended June 30, 2007

Balance at December 31, 2006	123,767,342	$124,000	$77,599,000	$-	$(36,012,000)	$41,711,000
Net loss	-	-	-	-	(5,876,000)	(5,876,000)
Nonvested shares issued	600,000	1,000	472,000	(435,000)	-	38,000
Shares issued to consulting firm	25,000	-	23,000	-	-	23,000
Stock options issued	-	-	749,000	-	-	749,000
Stock options exercised	430,000	-	279,000	-	-	279,000
Balance at June 30, 2007	124,822,342	$125,000	$79,122,000	$(435,000)	$(41,888,000)	$36,924,000

Inception (February 4, 2000) through June 30, 2008

Balance at February 4, 2000	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	(57,209,000)	(57,209,000)
Common shares issued	150,426,187	151,000	90,595,000	-	-	90,746,000
Shares issued to consulting firm	231,259	-	297,000	-	-	297,000
Nonvested shares issued	1,475,792	1,000	1,217,000	(421,000)	-	797,000
Nonvested shares withheld for taxes	(258,404)	-	(136,000)	-	-	(136,000)
Stock options issued	-	-	6,011,000	-	-	6,011,000
Stock options exercised	1,410,000	1,000	915,000	-	-	916,000
Warrants issued	-	-	210,000	-	-	210,000
Warrants exercised	7,925,556	8,000	8,185,000	-	-	8,193,000
Warrants redeemed unexercised	-	-	(2,000)	-	-	(2,000)
Debt issued with
beneficial conversion feature	-	-	168,000	-	-	168,000
Balance at June 30, 2008	161,210,390	$161,000	$107,460,000	$(421,000)	$(57,209,000)	$49,991,000

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			February 4, 2000
	Six Months Ended June 30,		(Inception) through
	2008	2007	June 30, 2008

Cash flows from operating activities
Net loss	$(9,348,000)	$(5,876,000)	$(57,209,000)
Adjustments to reconcile net
loss to cash used in operating activities:
Depreciation and amortization	83,000	42,000	424,000
Stock issued to pay expense	14,000	23,000	297,000
Share-based compensation	1,164,000	788,000	6,808,000
Prior period unevaluated
exploratory well costs expensed	1,415,000	64,000	-
(Increase) decrease in inventory	8,000	(64,000)	(290,000)
(Increase) decrease in prepaids	14,000	105,000	(135,000)
(Increase) decrease in deposits	5,000	262,000	(89,000)
Increase in other current assets	(43,000)	-	(73,000)
Increase (decrease) in accounts
payable and accrued liabilities	1,134,000	(58,000)	4,432,000
Impairment expense	-	-	3,778,000
Gain on sale of assets	-	-	(8,000)
Other, net	(136,000)	-	242,000
Net cash used in operating activities	(5,690,000)	(4,714,000)	(41,823,000)

Cash flows from investing activities
Additions to unevaluated
oil and gas properties in China	(2,621,000)	(5,390,000)	(33,095,000)
Other oil and gas investment	-	-	(1,278,000)
Additions to other fixed assets	(96,000)	(20,000)	(865,000)
Sale of oil and gas property	-	-	1,108,000
Net cash used in investing activities	(2,717,000)	(5,410,000)	(34,130,000)

Cash flows from financing activities
Net proceeds from sale of common stock	11,802,000	-	87,147,000
Net proceeds from exercise of options	-	279,000	916,000
Net proceeds from exercise of warrants	-	-	8,191,000
Net cash provided by financing activities	11,802,000	279,000	96,254,000

Increase (decrease) in cash and cash equivalents	3,395,000	(9,845,000)	20,301,000
Cash and cash equivalents--beginning of period	16,906,000	20,501,000	-
Cash and cash equivalents--end of period	$20,301,000	$10,656,000	$20,301,000

Supplemental Cash Flow Information
Cash Paid for Interest expense	$-	$-	$-
Cash Paid for Income taxes	$-	$-	$-

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

Basis of Presentation.  The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations.  The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Management believes that the information and disclosures provided herein are adequate to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Prior period information presented in these financial statements includes reclassifications which were made to conform such information to the current period presentation.  These reclassifications had no material effect on our previously reported net loss or stockholders' equity.

Non-Cash Transactions. During the six-month period ended June 30, 2007, we issued 25,000 shares of our common stock as payment of consulting fees, valued at approximately $23,000.  During the first quarter of 2008, we issued 20,000 shares of our common stock as payment of consulting fees, valued at approximately $14,000.  No shares were issued for this purpose after the first quarter of 2008 as the consulting agreement was modified to allow us to pay cash for the consulting services received.

Recently Issued Accounting Standards and Developments.  There were no recent accounting pronouncements at June 30, 2008 that materially affected our company.

2.  Liquidity and Realization of Assets

We have funded our exploration and development activities primarily through the sale and issuance of common stock.  During the second quarter of 2008, we completed a transaction for the sale of 24 million shares of our common stock and warrants to purchase up to 8.4 million shares of our common stock for total net proceeds of $11.8 million.  As of June 30, 2008, the amount available under our filed registration statement with the SEC for the offer and sale from time to time of our common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and units totaled $87.1 million.  We have not established a source of revenue and are not able to accurately predict the timing of our first revenue.

Following the completion of the second quarter 2008 stock offering, we have expanded our work plan for 2008 in an effort to accelerate our dewatering efforts at the Shouyang Block.  Based on funds currently available to us, we believe that we have adequate cash resources to fund our required operations and exploration and development operations in China into early 2009.  However, to continue to operate, explore and develop our projects in China, we will need to raise additional funds.  We may seek to accelerate our capital raising plans for a variety of reasons, including but not limited to, the acceleration of dewatering efforts in the Shouyang Block, the production of significant quantities of gas, or a desire to accelerate drilling activities in the Shouyang or Qinnan Blocks.

As of June 30, 2008, we had unevaluated exploratory well costs totaling $33.3 million, of which $28.1 million have been capitalized for a period greater than one year.  Such costs, which relate primarily to the Shouyang Block in Shanxi Province, were initially capitalized under successful efforts accounting, pending a determination of whether or not they have found sufficient quantities of economically recoverable proved reserves.  We make periodic assessments of whether these costs qualify for continuing capitalization, based on whether we are making sufficient progress in assessing the reserves and determining the economic and operating viability of the project, as more fully discussed in note 3 to the consolidated financial statements.

In addition to these periodic assessments, we also assess whether we have a reasonable expectation of recovering these costs through future net cash flows from the project, if we are successful in establishing proved reserves. During the first quarter of 2008, we received the report of an independent engineering firm, which was commissioned to study the various technical aspects of the current pilot project in the Shouyang Block.  The study indicated that significant gas content is present in the pilot area and that the coal in the area has relatively high permeability, based on production data available from the first seven wells (four horizontal and three vertical) drilled in the pilot area.  The report also indicated that we have made progress in lowering the field pressure to a level which appears to be approaching the critical desorption pressure necessary for CBM gas production.  Although there are many uncertainties associated with our exploration and dewatering efforts, we believe the results of the study provide the company with a reasonable basis for the long-term viability and economic success of this project, and support the continued capitalization of our unevaluated capitalized exploratory well costs in the project while we are continuing to evaluate the field.

The report noted that the initial seven pilot wells evaluated by the independent engineering firm had suffered varying degrees of wellbore damage while being drilled.  Without taking into consideration future planned wells, the report also indicates that the seven pilot wells appear insufficient to properly confine the area for dewatering purposes.  As such, the report indicates that we are unlikely to produce meaningful quantities of gas from these initial seven wells without drilling additional wells and/or conducting remedial activities on the seven wells.  Subsequent to the drilling of the seven wells included in the report, we have drilled six additional vertical wells as of June 30, 2008.  Our immediate plans for this area involve the drilling of one additional horizontal well and seven additional deviated or vertical wells as required.  If these wells produce sufficient water and are cost effective, additional horizontal, deviated and/or vertical drilling efforts are likely.  However, there are many risks and uncertainties involved in early stages of exploring and attempting to develop a new CBM gas field and we cannot make any assurances that our efforts will be successful in making the pilot area commercially viable.  In the event we are not successful, we may be required to write off some or all of these unevaluated exploratory well costs.

Our ability to continue as a going concern depends upon our ability to raise substantial funds for use in our development activities and upon the success of our planned exploration and development activities. There can be no guarantee of future fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management believes that we will continue to be successful in raising the funds necessary to continue as a going concern.

3.  Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties include the following:

	At June 30,	At December 31,
	2008	2007
Unproved leasehold costs	$350,000	$350,000
Unevaluated exploratory well costs	33,268,000	31,539,000
Unevaluated oil and gas properties	$33,618,000	$31,889,000

At June 30, 2008, we have assessed and analyzed our current projects for unevaluated exploratory wells costs that have been capitalized beyond one year, according to SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," as amended. We assess these unevaluated exploratory well costs each quarter to determine whether they should remain capitalized or should be charged to earnings. In the event that our assessment indicates that the work program is making sufficient continuing progress toward assessing the reserves, we will continue to capitalize the costs associated with that work program.

Our net changes in unevaluated exploratory well costs for the six months ended June 30, 2008 are presented below:

Six Months Ended
June 30, 2008

Beginning balance at December 31, 2007	$31,539,000
Additions to unevaluated exploratory
well costs pending the determination of proved reserves	3,144,000
Reclassifications to wells, facilities,
and equipment based on the determination of proved reserves	-
Unevaluated exploratory well costs charged to expense	(1,415,000)
Ending balance at June 30, 2008	$33,268,000

During the first half of 2008, we determined that $1,415,000 of unevaluated exploratory well costs incurred previously in the Yunnan Province and the Qinnan Block in the Shanxi Province no longer met the requirements for continued capitalization.  Accordingly, we charged this amount to exploration costs.

The following table provides an aging of unevaluated exploratory well costs based on the date the costs were incurred and the number of related projects for which these exploratory well costs have been capitalized for a period greater than one year:

	At June 30, 2008
Unevaluated exploratory well costs that have
been capitalized for a period of one year or less	$5,201,000
Unevaluated exploratory well costs that have		(1)
been capitalized for a period greater than one year	28,067,000
Balance at June 30, 2008	$33,268,000

Number of projects that have exploratory well costs that
have been capitalized for a period greater than one year	2

(1)
Costs related to our exploratory projects in the Shouyang and Qinnan Blocks in the Shanxi Province as of June 30, 2008.  We are making sufficient continuing progress assessing the reserves and the economic and operating viability of the wells by, among other efforts, dedicating project personnel who have the appropriate skills and by funding and executing the necessary operating and evaluation activities.

4.  Other Fixed Assets

Other fixed assets, net include the following:

	At June 30,	At December 31,
	2008	2007
Other fixed assets	$865,000	$769,000
Accumulated depreciation and amortization	(424,000)	(341,000)
Other fixed assets, net	$441,000	$428,000

Other fixed assets include leasehold improvements, equipment and furniture.  Depreciation expenses for the six-month periods ended June 30, 2008 and 2007 were $83,000 and $42,000, respectively.  Depreciation expenses for the three-month periods ended June 30, 2008 and 2007 were $43,000 and $24,000, respectively.

5.  Commitments and Contingencies

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

Shanxi Production Sharing Contracts.  Under both the Shouyang and Qinnan Production Sharing Contracts ("PSCs") in the Shanxi Province, we must bear all exploration costs for discovering and evaluating CBM-bearing areas during the current exploration period.  The current exploration periods under each of the two Shanxi PSCs will expire on June 30, 2009, unless extended or otherwise amended.    In addition, for each of the PSCs we must meet certain minimum exploration expenditure and work program requirements.  Minimum exploration expenditure requirements are denominated in the Chinese currency, RMB, and therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollars and the Chinese RMB.

As of June 30, 2008, the sum of exploration expenditures incurred during the first six months of 2008 and the excess exploration expenditure amount carried forward from 2007 for the Shouyang PSC exceeded the minimum requirement for the entire year of 2008, which is approximately $2.9 million.  We have incurred exploration expenditures for the Qinnan PSC of $1.3 million toward the satisfaction of the 2008 exploration expenditure requirement of $4.2 million.  Under the Shanxi PSCs, we are required to pay certain fees totaling $1.0 million in 2008 which are counted toward the satisfaction of the 2008 minimum exploration expenditure requirements.  These fees include assistance fees, training fees, fees for CBM exploration rights and salary and benefits.

Our exploration work commitment during the current exploration periods under the Shouyang and Qinnan PSCs consists of completing a total of 12,000 meters of horizontal drilling in coal by June 30, 2009, unless extended or otherwise amended. This work obligation can be met by performing the work commitment on either of the Shouyang and Qinnan PSC areas, effectively combining the work commitments and drilling results for both PSCs.  For the Shouyang PSC, we have completed five wells which totaled approximately 8,805 meters of horizontal drilling in coal as of June 30, 2008.  During the second quarter of 2008, we began drilling a short-reach horizontal well in the range of 500 to 700 meters in the coal as part of the current well pattern.  To fulfill the 12,000-meter obligation, we are required to drill additional wells. The exploration work commitment is subject to modification as a result of future data obtained and subsequent discussions with China United Coalbed Methane Co. Ltd. ("CUCBM").

During the second quarter of 2007, we began drilling our first horizontal well in the Qinnan Block.  The plan is to drill the well to approximately 3,000 meters (9,800 feet) in the coal.  We have engaged a Chinese drilling company to drill the well under a turnkey contract.  After encountering certain drilling difficulties, which led to a temporary suspension of operations during the first quarter of 2008 to evaluate available drilling approaches, the drilling company has resumed operations during the second quarter of 2008.  We are not liable for payment of the cost of this well unless and until the drilling company successfully completes the drilling of 3,000 meters with at least 2,400 meters in the coal.  As such, there is no current accrual for the estimated cost of approximately $1.2 million in our financial statements.  We cannot predict when or if the drilling company will be able to successfully drill the well.

Yunnan Production Sharing Contract.  Under the Enhong-Laochang PSC in Yunnan Province, we must bear all exploration costs for discovering and evaluating CBM-bearing areas during the current exploration period. The current exploration period will expire on June 30, 2009, unless extended or otherwise amended.  As of June 30, 2008, we have incurred exploration expenditures for the Enhong-Laochang PSC of $1 million toward satisfaction of the 2008 exploration expenditure requirement of approximately $1.7 million. The minimum exploration expenditure requirement is denominated in the Chinese currency, RMB, and therefore, is subject to fluctuations in the currency exchange rate between the U.S. Dollars and the Chinese RMB. Under the Enhong-Laochang PSC, we are required to pay certain fees totaling $0.4 million in 2008, which are counted toward the satisfaction of the 2008 minimum exploration expenditure requirements.  These fees include assistance fees, training fees, fees for CBM exploration rights and salary and benefits.

Our exploration work requirement for the Enhong and Laochang areas was modified based on the geological and geophysical data collected to date.  Instead of the previous requirement of drilling a horizontal well, we are now required to drill five vertical or deviated wells by December 31, 2008.  During the first half of 2008, we spudded a vertical well in the Daobanfang sub-block of the Laochang area and completed drilling two deviated wells in the Yuwang sub-block of the Laochang area.  We completed a third deviated well early in the third quarter of 2008 and are also drilling a fourth deviated well to fulfill our exploration work requirement for the year.

Additional Contingent Expenditures.  Our exploration and proposed production activities, including the administration and interpretation of our rights and obligations under the PSCs, are subject to the laws, decrees, regulations and standards promulgated or imposed by Chinese government authorities including, but not limited to, the PRC's Ministry of Commerce and Ministry of Land and Resources.  Revised or additional laws and regulations or new applications of existing laws and regulations may result in additional expenditures which are unforeseen to us based on our current understanding of these laws and regulations.  Further, it is possible that these governmental authorities could impose additional capital expenditure requirements or other obligations under the PSCs that differ from what we agreed to with CUCBM.  We endeavor to continuously monitor Chinese laws, decrees, regulations and standards to identify additional contingent expenditures and will establish accruals for identified contingent expenditures when determined to be necessary.

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

6.  Common Stock

Issuance of Shares and Warrants.  During the second quarter of 2008, we completed a transaction for the sale of 24 million shares of our common stock and warrants to purchase of up to 8.4 million shares of our common stock for total net proceeds of $11.8 million.  The offering price for the transaction was $0.50 per share, with warrants equal to 35 percent of the shares issued at an exercise price of $1.00 per share.  The warrants have a five-year term and may be called or redeemed after May 30, 2009 if the stock price has equaled or exceeded $2.00 per share over a specified period of time.

Shares Withheld for Taxes. During the six months ended June 30, 2008, we withheld 258,404 shares of our common stock from the vesting of  nonvested shares (also commonly referred to as "restricted stock") granted to employees to satisfy tax withholding obligations of $136,000. Once withheld, the shares were canceled and removed from the number of outstanding shares.  Accordingly, we reduced our common stock and our additional paid in capital on our consolidated balance sheet by an amount which equaled to the fair market value of the shares on the date of withholding and cancellation.  We subsequently remitted the amount withheld to the tax authority.

Outstanding Warrants.  A summary of warrants outstanding as of June 30, 2008 is as follows:

Exercise Price /	Warrants		Expiration Date In
Range	Outstanding		2008	2010	2012	2013
$0.80 - $0.90	290,877	(1)	150,000	140,877	-
$1.00	8,400,000		-	-	-	8,400,000
$1.50	20,562		-	20,562	-
$2.50	36,875		-	36,875	-
$2.61	4,019,908	(2)	-	-	4,019,908
Total	12,768,222		150,000	198,314	4,019,908	8,400,000

(1)	Granted to investors in conjunction with their purchase of our common stock during the second quarter of 2008.
(2)	Granted to the International Finance Corporation in conjunction with its purchase of our common stock during third quarter of 2007.

7.  Share-Based Compensation

We grant nonvested shares of common stock and options to purchase common stock to employees, members of the board of directors and consultants under our shareholder-approved 2005 Stock Incentive Plan (the "2005 Plan").  Grants prior to the adoption of the 2005 Plan and inducement grants associated with hiring of new employees and appointment of new directors are issued outside of the 2005 Plan.  The 2005 Plan was amended in 2007 to provide a total of 7,500,000 shares authorized for grants.  As of June 30, 2008, we had 3,037,533 shares available for awards under the Plan, of which 1,526,000 shares could be issued as nonvested shares or other full-valued stock-based awards.  During the first quarter of 2008, we issued 1,616,500 options awards under the 2005 Plan to employees, members of the board of directors and consultants.  During the same period, we also awarded 688,000 inducement option grants outside the 2005 Plan to a new employee and a new director.  We did not issue any share-based awards during the second quarter of 2008.

We account for share-based compensation expense under SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). We measure the cost of employee and non-employee services received in exchange for stock options and other equity awards based on the grant date fair value of those awards.  We use the Black-Scholes option pricing model to determine the grant date fair value of options and the closing share price on date of grant to determine the grant date fair value of nonvested shares.  We recognize the compensation expense over the period during which the grantee is required to provide service in exchange for the award.

The compensation expense is included in the Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Exploration Costs	$108,000	$10,000	$226,000	$52,000
General and Administrative	364,000	441,000	938,000	736,000
	$472,000	$451,000	$1,164,000	$788,000

The following table summarizes stock option transactions during the six-month period ended June 30, 2008:

	Options	Weighted Average Grant Price
Outstanding at January 1, 2008	9,965,000	$1.36
Granted	2,304,500	0.69
Forfeited	(321,533)	1.13
Outstanding at June 30, 2008	11,947,967	$1.27

Exercisable at June 30, 2008	8,368,522	$1.38

At June 30, 2008, the weighted average remaining contractual life for the stock options outstanding and exercisable was 4.71 years and 2.77 years, respectively.

The following table summarizes nonvested share transactions during the six-month period ended June 30, 2008:

	Nonvested Shares	Weighted Average Fair Value Per Share
Outstanding at January 1, 2008	1,032,292	$0.91
Granted	443,500	0.67
Vested	(473,888)	0.94
Withheld for Taxes	(258,404)	0.53
Outstanding at June 30, 2008	743,500	$0.73

As of June 30, 2008, we had approximately $2,311,000 in total unrecognized compensation cost related to share-based compensation, of which $421,000 was related to nonvested share grants and was recorded in unearned compensation on our Consolidated Balance Sheets.  This cost is expected to be recognized over a weighted average period of 2.90 years at June 30, 2008.  This expected cost does not include the impact of any future share-based compensation awards.

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

Overview.  During the second quarter of 2008, we continued our efforts to explore and develop coalbed methane ("CBM") gas in Shanxi Province in northern People's Republic of China ("PRC" or "China") and in Yunnan Province in southern PRC.  During the six months ended June 30, 2008, we incurred exploration expenditures of $5.1 million, of which $2.6 million were capitalized.  Although we believe the results of our exploration activities in Shanxi and Yunnan Provinces have been favorable, we will need to complete more wells to achieve commercial viability in these provinces, which will require additional capital expenditures.  There are many risks and uncertainties involved in early stages of exploring and attempting to develop a new CBM gas field and we cannot make any assurances that our efforts will be successful.

Total Exploration Expenditures.  The table below sets out components of total exploration and development expenditures, both capitalized and expensed:

	Six months ended June 30,
	2008	2007
Additions to Unevaluated
Oil and Gas Properties
Shanxi Province	$2,621,000	$5,180,000
Yunnan Province	-	210,000
	2,621,000	5,390,000
Exploration Costs (1)	2,523,000	1,616,000
	$5,144,000	$7,006,000

(1) Exploration costs shown are different from those in the Consolidated Statements of Operations as they are net of prior year unevaluated exploratory well costs charged to expense of $1,415,000 and $64,000 for the six-month periods ended June 30, 2008 and 2007, respectively.

Shouyang Block, Shanxi Province.  At this time, our goal for the pilot area of the Shouyang Block is to maximize water production to assure that critical desorption pressure is reached as soon as possible in order to achieve commercial quantities of gas production. During the second quarter of 2008, to enhance water production, we completed drilling one vertical well and conducted hydraulic fracturing operations on that well, as well as two existing wells. Hydraulic fracturing is a stimulation method used to improve wellbore productivity by providing a channel that extends beyond any damage done to the wellbore during the drilling process.  This allows for water and gas to more easily flow to the wellbore and be produced.  The fracturing operations on all three wells have resulted in increased volumes of water production providing support for permeability of the coal seam ranging between 80 to 120 millidarcies.

As we further dewater the pilot area of the Shouyang Block, we have gained additional knowledge of the coal seam in the area by employing different drilling, completion and production techniques.  We have employed both cavitation and fracture stimulation.  Based on the results from the three fractured wells, we have gained further insights as to situations where cavitation or fracture stimulation may improve our dewatering results.  In addition, vertical wells that are fracture-stimulated can be completed relatively inexpensively.

During the second quarter, we also spudded a short-reach horizontal well, which we plan to drill to less than 1,000 meters in the coal seam.  Based on our knowledge and experience in the area, we believe short-reach horizontal wells may further enhance water production of the area.

Using the knowledge gained, we also plan to drill three deviated wells in the third quarter of 2008 to continue our efforts to enhance water production with the objective of reaching critical desorption pressure.  Once drilled to the coal seam, the wells will be fracture stimulated.  These wells also represent another phase in the process of reducing costs.  These are essentially vertical wells, but drilled at a very high angle from an existing well pad and location. Utilizing an existing well location allows more than one well to be drilled from the same pad; consequently, reducing land and pad construction costs, as well as reducing environmental impact.

Qinnan Block, Shanxi Province.  During second quarter of 2008, we completed drilling two vertical parameter wells in the southern portion of the Qinnan Block in Shanxi Province.  Parameter wells are designed primarily to obtain geologic data about the coal and are not necessarily intended for production.  We plan to drill two additional parameter wells in the future.  Together, the four wells should give us enough reservoir information in the area to determine whether or not we should drill a horizontal well or fracture and test-produce these vertical wells.

We began drilling our first horizontal well in the eastern portion of the Qinnan Block during the second quarter of 2007.  The well was designed to drill horizontally approximately 3,000 meters, including at least 2,400 meters in the coal, to begin dewatering the area and obtain useful reservoir and production information.  We engaged a Chinese drilling company to drill the well under a turnkey contract.  After encountering drilling difficulties, which led to a temporary suspension of drilling operations during the first quarter of 2008 to evaluate available drilling approaches, the drilling company has resumed operations during the second quarter of 2008.  We are not liable for payment of the costs of this well until the drilling company successfully drills 3,000 meters horizontally with at least 2,400 meters in the coal.  We cannot predict when or if the drilling company will be able to successfully drill the well.

Enhong-Laochang Area, Yunnan Province.  During the second quarter of 2008, we completed drilling two deviated wells in the Yuwang sub-block of the Laochang area.  We completed a third deviated well early in the third quarter and are currently drilling a fourth deviated well.  In addition, a vertical well was spudded in the first quarter in the Daobanfang sub-block of the Laochang area.  We believe these wells will provide us with more geological and reservoir information about the area.

Production Sharing Contracts.  Our operations in the Shouyang and Qinnan Blocks in Shanxi Province and the Enhong-Laochang area of Yunnan Province are conducted under three separate Production Sharing Contracts ("PSCs").  The two Shanxi PSCs and the Yunnan PSC will expire on July 1, 2032 and January 1, 2033, respectively, subject to the existence of commercially productive reserves and unless extended or otherwise amended.  Our participating shares are 70% for the two Shanxi Province PSCs and 60% for the Yunnan PSC.  China United Coalbed Methane Co. Ltd. ("CUCBM") is the participant of the remaining shares of the PSCs.  The three PSCs are divided into three periods: exploration, development and production.  All three PSCs are currently in the exploration period, which expires on June 30, 2009, unless extended or otherwise amended.   During this period, all expenditures are funded by us.  Expenditures in the development and production periods are funded in proportion to the respective participating share of the participants in the

PSC. Qualified project costs incurred by us can be recovered from the first 75% of gross production of CBM for the two Shanxi Province PSCs and 70% of gross production of CBM for the Yunnan PSC.  Participants will pay their proportionate share of the value added tax of 5% and royalty to the Chinese government of up to 3%.  For the Shouyang and Qinnan PSCs, our company must pay ConocoPhillips, Inc. 3.5% royalty on production.

Results of Operations

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

	Three months ended June 30,
	2008	2007
Exploration costs	$1,701,000	$1,146,000
Lease operating expense	784,000	383,000
General and Administrative	1,690,000	1,915,000
Total	$4,175,000	$3,444,000

Exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves.  For more information on capitalized drilling costs, see "Overview-Total Exploration Expenditures."

The table below sets out components of exploration costs for the three-month periods ended June 30, 2008 and June 30, 2007:

	Three months ended June 30,
	2008	2007
Capitalized well costs charged to expense	$43,000	$64,000
Technical personnel compensation	204,000	90,000
Contract drilling & related expenses	1,454,000	992,000
Total	$1,701,000	$1,146,000

Exploration costs in the second quarter of 2008 increased due to higher contract drilling and related expenses of $462,000 as a result of increased drilling activities.  The increase was also due to higher employee compensation of technical personnel of $114,000 consisting primarily of non-cash share-based compensation.

Lease operating expense ("LOE") for the second quarter of 2008 was comprised of costs pertaining to the dewatering efforts of 13 wells in the Shouyang Block in Shanxi Province, which presently have sustained low rates of small gas production.  To date, the production is not at commercial levels and the data obtained is not sufficient to project when or if the wells will achieve commercial gas production rates and what those rates may be.  LOE for the second quarter of 2008 increased primarily due to an increase in workovers of $168,000 and an increase in pumping related costs of $206,000. The table below sets out components of LOE expense for the three-month periods ended June 30, 2008 and June 30, 2007:

	Three months ended June 30,
	2008	2007
Workovers	$335,000	$167,000
Pumping Related Costs	318,000	112,000
Supervision	131,000	104,000
Total	$784,000	$383,000

General and administrative ("G&A") expenses for the three months ended June 30, 2008 decreased $225,000 primarily due to a separation payment of $86,000 in the second quarter of 2007 to a former employee, lower legal expenses of $78,000 and lower non-cash share-based compensation of $67,000.

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

	Six months ended June 30,
	2008	2007
Exploration costs	$3,938,000	$1,680,000
LOE	1,726,000	832,000
G&A	3,731,000	3,660,000
Total	$9,395,000	$6,172,000

The table below sets out components of exploration costs for the six-month periods ended June 30, 2008 and June 30, 2007:

	Six months ended June 30,
	2008	2007
Capitalized well costs charged to expense	$1,415,000	$64,000
Seismic data acquisition	84,000	-
Technical personnel compensation	416,000	212,000
Contract drilling & related expenses	2,023,000	1,404,000
Total	$3,938,000	$1,680,000

During the six months ended June 30, 2008, we determined that $1,415,000 of capitalized costs incurred previously in the Yunnan Province and the Qinnan Block in Shanxi Province no longer met the requirements for continued capitalization.  Accordingly, we charged this amount to exploration costs.  Comparable charges in the six months ended June 30, 2007 were $64,000.  Exploration costs also increased due to acquisition of seismic data in the Qinnan Block of $84,000, higher contract drilling and related expenses of $619,000 as a result of increased drilling activities, and higher employee compensation of technical personnel of $204,000, consisting primarily of non-cash share-based compensation.

LOE for the six months ended June 30, 2008 was comprised of costs pertaining to the dewatering efforts in the Shouyang Block in Shanxi Province, which presently have sustained low rates of small gas production. To date, the production is not at commercial levels and the data obtained is not sufficient to project when or if the well will achieve commercial gas production rates and what those rates may be.  LOE for the six months ended June 30, 2008 increased primarily due to an increase in workovers of $732,000 and an increase in pumping related costs of $123,000. The table below sets out components of LOE expense for the six-month periods ended June 30, 2008 and June 30, 2007:

	Six months ended June 30,
	2008	2007
Workovers	$1,052,000	$320,000
Pumping Related Costs	461,000	338,000
Supervision	213,000	174,000
Total	$1,726,000	$832,000

G&A expenses for the first half of 2008 were not materially different compared to those expenses incurred in the same period a year ago.

Capital Resources and Liquidity.  We have funded our exploration and development activities primarily through the sale and issuance of common stock.  During the second quarter of 2008, we completed a transaction for the sale of 24 million shares of our common stock and warrants to purchase up to 8.4 million shares of our common stock for total net proceeds of $11.8 million.  The offering price for the transaction was $0.50 per share, with warrants equal to 35 percent of the shares issued at an exercise price of $1.00 per share.  The warrants have a five-year term and may be called or redeemed after May 30, 2009 if the stock price has equaled or exceeded $2.00 per share over a specified period of time.  As of June 30, 2008, the amount available under our filed registration statement with the Securities and Exchange Commission ("SEC") for the offer and sale from time to time of our common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and units totaled $87.1 million.  We have not established a source of revenue and are not able to accurately predict the timing of our first revenue.  The sole source of income we have is interest income derived our cash accounts at banks.

Following the completion of the second quarter of 2008 stock offering, we have expanded our work plan for 2008 in an effort to accelerate our dewatering efforts.  Based on funds currently available to us, we believe that we have adequate cash resources to fund our required operations and exploration and development operations in China into early 2009 (see Note 5 to the Consolidated Financial Statements for a description of our commitments in 2008).  However, to continue to operate, explore and develop our projects in China, we will need to raise additional funds.  We may seek to accelerate our capital raising plans for a variety of reasons, including but not limited to, the acceleration of dewatering efforts in the Shouyang Block, the production of significant quantities of gas, or a desire to accelerate drilling activities in the Shouyang or Qinnan Blocks for strategic purposes.  We may use a number of options to raise additional funds, including the issuance of equity securities, the continued exercise of warrants issued to investors in conjunction with previous private offerings, entering into farmout agreements and other arrangements with strategic partners, debt financing and sales of property interests, among other alternatives. No assurance can be given that we will be able to obtain financing on favorable terms, if at all.

As of June 30, 2008, we had unevaluated exploratory well costs totaling $33.3 million, of which $28.1 million have been capitalized for a period greater than one year.  Such costs, which relate primarily to the Shouyang Block in Shanxi Province, were initially capitalized under successful efforts accounting, pending a determination of whether or not they have found sufficient quantities of economically recoverable proved reserves.  We make periodic assessments of whether these costs qualify for continuing capitalization, based on whether we are making sufficient progress in assessing the reserves and determining the economic and operating viability of the project, as more fully discussed in note 3 to the consolidated financial statements.

In addition to these periodic assessments, we also assess whether we have a reasonable expectation of recovering these costs through future net cash flows from the project, if we are successful in establishing proved reserves. During the first quarter of 2008, we received the report of an independent engineering firm, which was commissioned to study the various technical aspects of the current pilot project in the Shouyang Block.  The study indicated that significant gas content is present in the pilot area and that the coal in the area has relatively high permeability, based on production data available from the first seven wells (four horizontal and three vertical) drilled in the pilot area.  The report also indicated that we have made progress in lowering the field pressure to a level which appears to be approaching the critical desorption pressure necessary for CBM gas production.  Although there are many uncertainties associated with our exploration and dewatering efforts, we believe the results of the study provide the company with a reasonable basis for the long-term viability and economic success of this project, and support the continued capitalization of our unevaluated capitalized exploratory well costs in the project while we are continuing to evaluate the field.

The report noted that the initial seven pilot wells evaluated by the independent engineering firm had suffered varying degrees of wellbore damage while being drilled.  Without taking into consideration future planned wells, the report also indicates that the seven pilot wells appear insufficient to properly confine the area for dewatering purposes.  As such, the report indicates that we are unlikely to produce meaningful quantities of gas from these initial seven wells without drilling additional wells and/or conducting remedial activities on the seven wells.  Subsequent to the drilling of the seven wells included in the report, we have drilled six additional vertical wells as of June 30, 2008.  Our immediate plans for this area involve the drilling of one additional horizontal well and seven additional deviated or vertical wells.  If these wells produce sufficient water and are cost effective, additional horizontal, deviated and/or vertical drilling efforts are likely.  However, there are many risks and uncertainties involved in early stages of exploring and attempting to develop a new CBM gas field and we cannot make any assurances that our efforts will be successful in making the pilot area commercially viable.  In the event we are not successful, we may be required to write off some or all of these unevaluated exploratory well costs.

Our ability to continue as a going concern depends upon our ability to raise substantial funds for use in our development activities and upon the success of our planned exploration and development activities. There can be no guarantee of future fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management believes that we will continue to be successful in raising the funds necessary to continue as a going concern.

Our capital resources and planning can be impacted by fluctuations in the U.S. Dollar and China RMB exchange rate as well as inflations in these countries.  For further discussion of these risks, see "Part II Item 3. Quantitative and Qualitative Disclosures About Market Risk."

Cash Flow.  As of June 30, 2008, the balance in cash and cash equivalents was $20.3 million, an increase of $3.4 million from the balance of $16.9 million as of December 31, 2007, reflecting a cash inflow of $11.8 million from the second quarter 2008 offering of shares of our common stock and cash outflows related to field operations of approximately $5.7 million and G&A expenditures of approximately $2.7 million.

Cash used in operating activities for the six months ended June 30, 2008 was $5,690,000 as compared to cash used in operating activities for the same period in 2007 of $4,714,000.  The increase in cash used in operating activities was due primarily to higher cash exploration costs of $907,000 million,  LOE of $894,000, partially offset by a favorable change in working capital of $1,199,000.

Cash used in investing activities for the six months ended June 30, 2008 was $2,717,000 as compared to $5,410,000 for the same period in 2007.  The decline was primarily due to a decrease in additions to unevaluated oil and gas properties of $2,769,000.

Cash provided by financing activities for the six months ended June 30, 2008 was $11,802,000 as a result of the sale of 24 million shares of our common stock and warrants to the purchase of up to 8.4 million shares of our common stock.   Cash provided by financing activities for the six months ended June 30, 2007 was $279,000, which were proceeds from the exercises of options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in Chinese Yuan and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions.  Prior to July 2005, the exchange rate between U.S. Dollars and Chinese Yuan was fixed, and, consequently, we experienced no fluctuations in the value of goods and services we purchased in China because of currency exchange.  In July 2005, the Chinese government began to permit the Chinese Yuan to float against the U.S. Dollar.  All of our costs to operate our Chinese offices are paid in Chinese Yuan.  Our exploration costs in China may be incurred under contracts denominated in Chinese Yuan or U.S. Dollars.  During the first six months of 2008, the U.S. Dollar ($) to Chinese Yuan (¥) changed from $1 to ¥7.31 at the beginning of the period to ¥6.87 at the end of the period, a depreciation of the U.S. Dollar of 6%.  If the Chinese Yuan continues to appreciate with respect to the U.S. Dollar, our costs in China may increase.  To date we have not engaged in hedging activities to hedge our foreign currency exposure.  In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.

Although inflation has not materially impacted our operations in the recent past, increased inflation in China or the U.S. could have a negative impact on our operating and general and administrative expenses, as these costs could increase.  China has recently experienced inflationary pressures, which could increase our costs associated with our operations in China.  In May 2008, the inflation rate was approximately 7.7%, according to National Bureau of Statistics of China.  In recent months, the Company has increased its use of Chinese suppliers, including drilling contractors that are paid in Yuan.  In the future, inflation in China may result in higher minimum expenditure requirements under our PSCs if CUCBM adjusts these requirements for inflation.  The actual inflationary impact on the company may also be exacerbated by the increasing demand for goods and services in the oil and gas industry.  A material increase in these costs as a result could adversely affect our operations and, if there are material changes in our costs, we may seek to raise additional funds earlier than anticipated.

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

0BPART II  OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Withholdings and Subsequent Cancellations of Equity Securities.  Column (a) in the tabulation below indicates shares which were withheld by us to satisfy tax withholding obligations that arose upon the vesting of nonvested shares during the second quarter of 2008. Once withheld, these shares were cancelled and removed from the number of outstanding shares.  Currently, the Company does not have a share repurchase plan.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
April 2008	123,154	$0.52	-	-
May 2008	65,150	0.54	-	-
June 2008	-	-	-	-
Total	188,304	$0.53	-	-

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

Far East Energy Corporation

U/s/ Michael R. McElwrath U
Michael R. McElwrath
Chief Executive Officer and President
(Principal Executive Officer)

U/s/ Randall D. KeysU
Randall D. Keys
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  August 6, 2008

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

4.6	Form of Warrant (filed as Exhibit 4.1 to the Company's Current Report in Form 8-K filed on May 30, 2008, and incorporated herein by reference).
4.7
Warrant Agreement, dated May 30, 2008, between the Company and Continental Stock Transfer & Trust Company (filed as Exhibit 4.2 to the Company's Current Report in Form 8-K filed on May 30, 2008, and incorporated herein by reference).

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

10.16
Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Quinnan Area in Shanxi Province, Qinshui Basin, the People's Republic of China, dated April 16, 2002, by and between China United Coalbed Methane Corporation Ltd. and the Phillips China Inc. (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K filed on March 15, 2005, and incorporated herein by reference).

10.17
Application for the Extension of Phase Two of the Exploration Period under the Quinnan PSC, dated December 2, 2005, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on March 14, 2006, and incorporated herein by reference).

10.18
Application for the Extension of Phase Two of the Exploration Period under the Quinnan PSC, dated March 16, 2006, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference).

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

10.21
Farmout Agreement Quinnan PSC, dated June 17, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.2 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.22
First Amendment to Farmout Agreement Quinnan PSC, dated December 15, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.23
Second Amendment to Farmout Agreement Quinnan PSC, dated December 17, 2004, by and between Phillips China Inc. and the Company (filed as Exhibit 10.01 to the Company's Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.24
Third Amendment to Farmout Agreement Quinnan PSC, dated December 19, 2005, by and between ConocoPhillips China Inc. and the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2005, and incorporated herein by reference).

10.25
Assignment Agreement Quinnan PSC, dated June 17, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.4 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.26
Farmout Agreement Shouyang PSC, dated June 17, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.3 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.27
First Amendment to Farmout Agreement Shouyang PSC, dated December 15, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.28
Second Amendment to Farmout Agreement Shouyang PSC, dated December 17, 2004, by and between Phillips China Inc. and the Company (filed as Exhibit 10.02 to the Company's Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.29
Third Amendment to Farmout Agreement Shouyang PSC, dated December 19, 2005, by and between ConocoPhillips China Inc. and the Company (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 21, 2005, and incorporated herein by reference).

10.30
Assignment Agreement Shouyang PSC, dated June 17, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.5 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

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

10.33*
Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 333-148361) filed on December 27, 2007, and incorporated herein by reference).

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

10.45*
Employment Agreement, dated May 16, 2007, between Far East Energy (Bermuda), Ltd. and Don Duttlinger (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 17, 2007, and incorporated herein by reference).

10.46*
Stock Subscription Agreement, dated August 24, 2007, between the Company and International Finance Corporation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 27, 2007, and incorporated herein by reference).

10.47*
First Amendment to Employment Agreement, dated September 14, 2007, between Far East Energy (Bermuda), Ltd. and Don Duttlinger (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 20, 2007, and incorporated herein by reference).

10.48*
Non-Qualified Stock Option Agreement, dated October 1, 2007, by and between the Company and William A. Anderson (filed as Exhibit 10.52 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, which was filed on November 7, 2007, and incorporated herein by reference).

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
10.51*
Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.52*
Restricted Stock Agreement, dated December 27, 2007, between the Company and Michael R. McElwrath (filed as Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.53*
Restricted Stock Agreement, dated December 27, 2007, between the Company and Thomas E. Williams (filed as Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.54*
Restricted Stock Agreement, dated December 27, 2007, between the Company and Garry R. Ward (filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.55*
Non-Qualified Stock Option Agreement, dated January 9, 2008, between the Company and Lucian L. Morrison (filed as Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.56*
Employment Agreement, dated March 12, 2008, between Far East Energy (Bermuda), Ltd. and Phil Christian (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 12, 2008, and incorporated herein by reference).

10.57*
Non-Qualified Stock Option Agreement, dated March 12, 2008, between the Company and Phil Christian (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 12, 2008, and incorporated herein by reference).

10.58*
Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, by and between the Company and Thomas Williams (filed as Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.59*
Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, by and between the Company and Garry Ward (filed as Exhibit 10.62 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.60*
Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, by and between the Company and Zhendong "Alex" Yang (filed as Exhibit 10.63 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.61*
Second Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, by and between the Company and Michael McElwrath (filed as Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference). The original option agreement was entered into on January 29, 2002.

10.62*
Second Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, by and between the Company and Michael McElwrath (filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).  The original option agreement was entered into on October 13, 2003.

10.63*
Third Amendment to Amended and Restated Employment Agreement, dated March 7, 2008, between the Company and Michael R. McElwrath (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 12, 2008, and incorporated herein by reference).

10.64†	Stock Subscription Agreement, dated June 2, 2008, between the Company and International Finance Corporation.
31.1 †	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 †	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 †	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
32.2 †	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.

____________
*	Management contract or compensatory plan arrangement.
†	Filed herewith.