Form 10-Q
period 2008-09-30
FAR EAST ENERGY CORP
filed 2008-11-10
CIK 1124024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

3BFORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐                       No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 24, 2008.

UTitle of each classU	UNumber of sharesU
Common Stock, par value $0.001 per share	161,305,390

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
4BTABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION		UPage No.U

	ITEM 1.	Financial Statements (Unaudited)

		Consolidated Balance Sheets - September 30, 2008 and December 31, 2007	3

		Consolidated Statements of Operations - Three Months Ended September 30, 2008 and 2007, Nine Months Ended September 30, 2008 and 2007, and February 4, 2000 (Inception) through September 30, 2008	4

		Consolidated Statements of Stockholders' Equity - Nine Months Ended September 30, 2008 and 2007, and February 4, 2000 (Inception) through September 30, 2008	5

		Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2008 and 2007, and February 4, 2000 (Inception) through September 30, 2008	6

		Notes to Consolidated Financial Statements	7

	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	24

	ITEM 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

	ITEM 1A.	Risk Factors	25

	ITEM 4.	Submission of Matters to a Vote of the Security Holders	26

	ITEM 6.	Exhibits	26

SIGNATURES			27

EXHIBIT INDEX			28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	September 30,	December 31,
	2008	2007
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$13,755	$16,906
Inventory	330	297
Prepaid expenses	303	149
Deposits	114	94
Other current assets	56	30
Total current assets	14,558	17,476

Unevaluated oil and gas properties	37,258	31,814
Other fixed assets, net	559	503
Total assets	$52,375	$49,793

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,959	$1,243
Accrued liabilities	4,428	2,055
Total current liabilities	6,387	3,298

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.001 par value,
500,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares
authorized, 161,260,390 and 137,005,294 issued
and outstanding, respectively	161	137
Additional paid-in capital	107,731	94,983
Unearned compensation	(360)	(764)
Deficit accumulated during the development stage	(61,544)	(47,861)
Total stockholders' equity	45,988	46,495
Total liabilities and stockholders' equity	$52,375	$49,793

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

					February 4, 2000
	Three Months Ended		Nine Months Ended		(Inception)
	September 30,		September 30,		through
	2008	2007	2008	2007	September 30, 2008

Operating revenues	$-	$-	$-	$-	$-
Operating expenses:
Exploration costs	2,297	511	6,235	2,191	17,970
Lease operating expense	521	560	2,247	1,392	5,150
General and administrative	1,551	1,450	5,282	5,110	35,855
Impairment loss	-	-	-	-	3,778
Loss on investment in joint venture	-	-	-	-	22
Amortization of contract rights	-	-	-	-	81
Total operating expenses	4,369	2,521	13,764	8,693	62,856
Operating loss	(4,369)	(2,521)	(13,764)	(8,693)	(62,856)
Other income (expense):
Interest expense	-	-	-	-	(177)
Interest income	73	201	234	533	1,844
Gain on sale of assets	-	-	-	-	8
Foreign currency transaction losses	(39)	(7)	(153)	(43)	(363)
Total other income	34	194	81	490	1,312
Loss before income taxes	(4,335)	(2,327)	(13,683)	(8,203)	(61,544)
Income taxes	-	-	-	-	-
Net loss	$(4,335)	$(2,327)	$(13,683)	$(8,203)	$(61,544)

Earnings per share:
Basic and diluted	$(0.03)	$(0.02)	$(0.09)	$(0.07)

Weighted average shares outstanding:
Basic and diluted	161,213	129,429	147,848	125,991

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands Except Share Data)
 (Unaudited)

					Deficit
					Accumulated
	Common Stock		Additional		During the	Total
	Number of	Par	Paid-In	Unearned	Development	Stockholders'
	Shares	Value	Capital	Compensation	Stage	Equity

For the Nine Months Ended September 30, 2008

Balance at December 31, 2007	137,005,294	$137	$94,983	$(764)	$(47,861)	$46,495
Net loss	-	-	-	-	(13,683)	(13,683)
Common stock issued	24,000,000	24	11,784	-	-	11,808
Shares issued to consulting firm	20,000	-	14	-	-	14
Nonvested shares issued	493,500	-	312	404	-	716
Nonvested shares withheld for taxes	(258,404)	-	(136)	-	-	(136)
Stock options issued	-	-	774	-	-	774
Balance at September 30, 2008	161,260,390	$161	$107,731	$(360)	$(61,544)	$45,988

For the Nine Months Ended September 30, 2007

Balance at December 31, 2006	123,767,342	$124	$77,599	$-	$(36,012)	41,711
Net loss	-	-	-	-	(8,203)	(8,203)
Common stock issued	11,485,452	11	14,802	-	-	14,813
Nonvested shares issued	450,000	1	353	(295)	-	59
Shares issued to consulting firm	40,000	-	44	-	-	44
Stock options issued	-	-	955	-	-	955
Stock options exercised	430,000	-	279	-	-	279
Warrants exercised	5,208	-	-	-	-	-
Balance at September 30, 2007	136,178,002	$136	$94,032	$(295)	$(44,215)	$49,658

Inception (February 4, 2000) through September 30, 2008

Balance at February 4, 2000	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	(61,544)	(61,544)
Common shares issued	150,426,187	151	90,601	-	-	90,752
Shares issued to consulting firm	231,259	-	297	-	-	297
Nonvested shares issued	1,525,792	1	1,234	(360)	-	875
Nonvested shares withheld for taxes	(258,404)	-	(136)	-	-	(136)
Stock options issued	-	-	6,259	-	-	6,259
Stock options exercised	1,410,000	1	915	-	-	916
Warrants issued	-	-	210	-	-	210
Warrants exercised	7,925,556	8	8,185	-	-	8,193
Warrants redeemed unexercised	-	-	(2)	-	-	(2)
Debt issued with
beneficial conversion feature	-	-	168	-	-	168
Balance at September 30, 2008	161,260,390	$161	$107,731	$(360)	$(61,544)	$45,988

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
 (Unaudited)

			February 4, 2000
	Nine Months Ended September 30,		(Inception) through
	2008	2007	September 30, 2008
Cash flows from operating activities
Net loss	$(13,683)	$(8,203)	$(61,544)
Adjustments to reconcile net
loss to cash used in operating activities:
Depreciation and amortization	125	66	466
Stock issued to pay expense	14	44	297
Share-based compensation	1,490	1,015	7,134
Prior period unevaluated
exploratory well costs expensed	1,415	64	-
Increase in inventory	(33)	(247)	(331)
(Increase) decrease in prepaids	(154)	111	(303)
(Increase) decrease in deposits	(20)	318	(114)
Increase in other current assets	(26)	(27)	(56)
Increase (decrease) in accounts
payable and accrued liabilities	1,922	(1,866)	5,220
Impairment expense	-	-	3,778
Gain on sale of assets	-	-	(8)
Other, net	(136)	-	242
Net cash used in operating activities	(9,086)	(8,725)	(45,219)

Cash flows from investing activities
Additions to unevaluated
oil and gas properties in China	(5,692)	(6,246)	(36,166)
Other oil and gas investment	-	-	(1,278)
Additions to other fixed assets	(181)	(253)	(950)
Sale of oil and gas property	-	-	1,108
Net cash used in investing activities	(5,873)	(6,499)	(37,286)

Cash flows from financing activities
Net proceeds from sale of common stock	11,808	14,813	87,153
Net proceeds from exercise of options	-	279	916
Net proceeds from exercise of warrants	-	-	8,191
Net cash provided by financing activities	11,808	15,092	96,260

Increase (decrease) in cash and cash equivalents	(3,151)	(132)	13,755
Cash and cash equivalents--beginning of period	16,906	20,501	-
Cash and cash equivalents--end of period	$13,755	$20,369	$13,755

Supplemental Cash Flow Information
Cash Paid for Interest expense	$-	$-	$-
Cash Paid for Income taxes	$-	$-	$-

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

The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of financial position as of September 30, 2008 and December 31, 2007, the results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. Certain amounts for prior periods have been reclassified to conform to the current presentation. These reclassifications had no material effect on our previously reported net loss or stockholders' equity.

Basis of Presentation.  The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations.  The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Management believes that the information and disclosures provided herein are adequate to present fairly the consolidated financial position, results of operations and cash flows of the Company. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Non-Cash Transactions. During the nine months ended September 30, 2007, we issued 40,000 shares of our common stock as payment of consulting fees, valued at approximately $44,000.  During the first quarter of 2008, we issued 20,000 shares of our common stock as payment of consulting fees, valued at approximately $14,000.  No shares were issued for this purpose after the first quarter of 2008 as the consulting agreement was modified to allow us to pay cash for the consulting services received.

Recently Issued Accounting Standards and Developments.  In August 2008, the SEC announced that it will issue for comment a proposed roadmap regarding the potential use of International Financial Reporting Standards ("IFRS") for the preparation of financial statements by U.S. registrants. IFRS are standards and interpretations adopted by the International Accounting Standards Board. Under the proposed roadmap, we would be required to prepare financial statements in accordance with IFRS in fiscal 2014, including comparative information also prepared under IFRS for fiscal 2013 and fiscal 2012. We are currently assessing the potential impact of IFRS on our financial statements and will continue to follow the proposed roadmap for future developments.

In May 2008, the FASB issued FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles ("GAAP")" ("FAS 162") which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. FAS 162 is effective 60 days following the Security and Exchange Commission's ("SEC") approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of  Present Fairly in Conformity with GAAP." We do not expect the adoption of FAS 162 to have an impact on our consolidated financial position, results of operations or cash flows.

2.  Liquidity and Realization of Assets

We have funded our exploration and development activities primarily through the sale and issuance of common stock.  During the second quarter of 2008, we completed a transaction for the sale of 24 million shares of our common stock and warrants to purchase up to 8.4 million shares of our common stock for total net proceeds of $11.8 million.  As of September 30, 2008, the amount available under our filed registration statement with the SEC for the offer and sale from time to time of our common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and units totaled $87.1million. The general capital markets have recently experienced disruption.  Continuing volatility in these markets may impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through the issuance of securities under our filed registration statement.    We have not established a source of revenue and are not able to accurately predict the timing of our first revenue.

Following the completion of the second quarter 2008 stock offering, we expanded our work program for 2008 in an effort to accelerate our dewatering efforts at the Shouyang Block.  Based on funds currently available to us, we believe that we have adequate cash resources to fund our required operations and exploration and development operations in China into the early part of 2009.

In order to continue to operate, explore and develop our projects in China, we will need to obtain additional funding during the first quarter of 2009.  Management intends to seek to obtain funds by entering into a strategic relationship or transaction, such as a joint venture or farmout, and/or obtain debt or equity financing.  We are currently in exploratory discussions with several companies, including major integrated oil and gas companies, that have expressed an interest in our CBM projects.  However, there can be no assurance that we will be able to enter into any strategic relationship or transaction or that we will be successful in obtaining funds through debt or equity financing. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt or equity financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements.

Our ability to continue as a going concern depends upon our ability to obtain substantial funds for use in our development activities and upon the success of our planned exploration and development activities. There can be no guarantee of future fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management believes that we will continue to be successful in obtaining the funds necessary to continue as a going concern.

As of September 30, 2008, we had unevaluated exploratory well costs totaling $37.0 million, of which $29.0 million have been capitalized for a period greater than one year.  Such costs, which relate primarily to the Shouyang Block in Shanxi Province, were initially capitalized under successful efforts accounting, pending a determination of whether sufficient quantities of economically recoverable proved reserves are found.  We make periodic assessments of whether these costs qualify for continuing capitalization, based on whether we are making sufficient progress in assessing the reserves and determining the economic and operating viability of the project, as more fully discussed in note 3 to the consolidated financial statements.

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

The report noted that the initial seven pilot wells evaluated by the independent engineering firm had suffered varying degrees of wellbore damage while being drilled.  Without taking into consideration future planned wells, the report also indicates that the seven pilot wells appear insufficient to properly confine the area for dewatering purposes.  As such, the report indicates that we are unlikely to produce meaningful quantities of gas from these initial seven wells without drilling additional wells and/or conducting remedial activities on the seven wells.  Subsequent to the drilling of the seven wells included in the report, we have drilled ten additional vertical and deviated wells as of September 30, 2008.  Our immediate plans for this area involve completing drilling of a short-reach horizontal well.  If these wells produce sufficient water and are cost effective, additional horizontal, deviated and/or vertical drilling efforts are likely.  However, there are many risks and uncertainties involved in early stages of exploring and attempting to develop a new CBM gas field and we cannot make any assurances that our efforts will be successful in making the pilot area commercially viable.  In the event we are not successful, we may be required to write off some or all of these unevaluated exploratory well costs.

3.  Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties include the following (in thousands):
	At September 30,	At December 31,
	2008	2007
Unproved leasehold costs	$275	$275
Unevaluated exploratory well costs	36,983	31,539
Unevaluated oil and gas properties	$37,258	$31,814

At September 30, 2008, we had assessed and analyzed our current projects for unevaluated exploratory wells costs that have been capitalized beyond one year, according to Statement of Financial Accounting Standards ("SFAS") No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," as amended. We assess these unevaluated exploratory well costs each quarter to determine whether they should remain capitalized or should be charged to earnings. In the event that our assessment indicates that the work program is making sufficient continuing progress toward assessing the reserves, we will continue to capitalize the costs associated with that work program.

Our net changes in unevaluated exploratory well costs for the nine months ended September 30, 2008 are presented below (in thousands):

Nine Months Ended
September 30, 2008

Beginning balance at December 31, 2007	$31,539
Additions to unevaluated exploratory
well costs pending the determination of proved reserves	6,859
Reclassifications to wells, facilities,
and equipment based on the determination of proved reserves	-
Unevaluated exploratory well costs charged to expense	(1,415)
Ending balance at September 30, 2008	$36,983

During the nine months ended September 30, 2008, we determined that $1,415,000 of unevaluated exploratory well costs incurred previously in the Yunnan Province and the Qinnan Block in the Shanxi Province no longer met the requirements for continued capitalization.  Accordingly, we charged this amount to exploration costs.

The following table provides an aging of unevaluated exploratory well costs based on the date the costs were incurred and the number of related projects for which these exploratory well costs have been capitalized for a period greater than one year (in thousands, except project count):

	At September 30,
	2008
Unevaluated exploratory well costs that have
been capitalized for a period of one year or less	$7,976
Unevaluated exploratory well costs that have		(1)
been capitalized for a period greater than one year	29,007
Balance at September 30, 2008	$36,983

Number of projects that have exploratory well costs that
have been capitalized for a period greater than one year	2

(1)
Costs related to our exploratory projects in the Shouyang and Qinnan Blocks in the Shanxi Province as of September 30, 2008.  We are making sufficient continuing progress assessing the reserves and the economic and operating viability of the wells by, among other efforts, dedicating project personnel who have the appropriate skills, and funding and executing the necessary operating and evaluation activities.

4.  Other Fixed Assets

Other fixed assets, net include the following (in thousands):

	At September 30,	At December 31,
	2008	2007
Other fixed assets	$950	$769
Accumulated depreciation and amortization	(391)	(266)
Other fixed assets, net	$559	$503

Other fixed assets include leasehold improvements, equipment and furniture.  Depreciation expense for the nine months ended September 30, 2008 and 2007 were $125,000 and $66,000, respectively.  Depreciation expense for the three months ended September 30, 2008 and 2007 were $42,000 and $24,000, respectively.

5.  Commitments and Contingencies

Legal Proceedings.  We are periodically named in legal actions arising from normal business activities. We evaluate the merits of these actions, and, if we determine that an unfavorable outcome is probable and can be estimated, we will establish the necessary accruals. We do not currently anticipate any material losses as a result of commitments and contingent liabilities. We are involved in no material legal proceedings.

Shanxi Production Sharing Contracts.  Under both the Shouyang and Qinnan Production Sharing Contracts ("PSCs") in the Shanxi Province, we must bear all exploration costs for discovering and evaluating CBM-bearing areas during the current exploration period.  The current exploration periods under each of the two Shanxi PSCs will expire on June 30, 2009, unless extended or otherwise amended.    In addition, for each of the PSCs we must meet certain minimum exploration expenditure and work program requirements.  Minimum exploration expenditure requirements are denominated in the Chinese currency, Renminbi ("RMB",) and therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollars and the Chinese RMB.

As of September 30, 2008, the sum of exploration expenditures incurred during the first nine months of 2008 and the excess exploration expenditure amount carried forward from 2007 for the Shouyang PSC exceeded the minimum requirement for the entire year of 2008, which is approximately $2.9 million.  We have incurred exploration expenditures for the Qinnan PSC of $3.5 million toward the satisfaction of the 2008 exploration expenditure requirement of $4.3 million.  Under the Shanxi PSCs, we are required to pay certain fees totaling $0.7 million in 2008 which are counted toward the satisfaction of the 2008 minimum exploration expenditure requirements.  These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits.

Our exploration work commitment during the current exploration periods under the Shouyang and Qinnan PSCs consists of completing a total of 12,000 meters of horizontal drilling in coal by June 30, 2009, unless extended or otherwise amended. This work obligation can be met by performing the work commitment on either of the Shouyang and Qinnan PSC areas, effectively combining the work commitments and drilling results for both PSCs.  For the Shouyang PSC, we have completed five wells which totaled approximately 8,805 meters of horizontal drilling in coal as of September 30, 2008.  For the Qinnan PSC, we completed drilling of a well in the third quarter of 2008 with 3,000 meters of horizontal drilling in coal.  Therefore, we have completed 11,805 meters of the 12,000-meter exploration work commitment.  To fulfill the remainder of the 12,000-meter obligation, we began drilling in June 2008 a short-reach horizontal well in the range of 500 to 700 meters in the coal as part of the current well pattern.  In the third quarter, based on new geological data obtained during drilling of the vertical portion, we decided to deploy a different drilling rig in an effort to enhance the likelihood of success.  We expect drilling of the well to be completed the fourth quarter of 2008.  The exploration work commitment is subject to modification as a result of future data obtained and subsequent discussions with China United Coalbed Methane Co. Ltd. ("CUCBM").

Yunnan Production Sharing Contract.  Under the Enhong-Laochang PSC in Yunnan Province, we must bear all exploration costs for discovering and evaluating CBM-bearing areas during the current exploration period. The current exploration period will expire on June 30, 2009, unless extended or otherwise amended.  As of September 30, 2008, the sum of exploration expenditures incurred during the first nine months of 2008 and the excess exploration expenditure amount carried forward from 2007 for the Enhong-Laochang PSC exceeded the minimum requirement for the entire year of 2008, which is approximately $1.7 million.   The minimum exploration expenditure requirement is denominated in the Chinese currency, RMB, and therefore, is subject to fluctuations in the currency exchange rate between the U.S. Dollars and the Chinese RMB. Under the Enhong-Laochang PSC, we are required to pay certain fees totaling $0.3 million in 2008, which are counted toward the satisfaction of the 2008 minimum exploration expenditure requirements.  These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits.

Our exploration work requirement for the Enhong and Laochang areas was modified based on the geological and geophysical data collected to date.  Instead of the previous requirement of drilling a horizontal well, we are now required to drill and fracture stimulate five vertical or deviated wells by December 31, 2008.  During the first nine months of 2008, we completed drilling of a vertical well in the Daobanfang sub-block of the Laochang area and four deviated wells in the Yuwang sub-block of the Laochang area.

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

6.  Common Stock

Issuance of Shares and Warrants.  During the second quarter of 2008, we completed a transaction for the sale of 24 million shares of our common stock and warrants to purchase up to 8.4 million shares of our common stock for total net proceeds of $11.8 million.  The offering price for the transaction was $0.50 per share, with a number of warrants equal to 35 percent of the shares issued at an exercise price of $1.00 per share.  The warrants have a five-year term and may be called or redeemed after May 30, 2009 if the stock price has equaled or exceeded $2.00 per share over a specified period of time.

Shares Withheld for Taxes.  During the nine months ended September 30, 2008, we withheld 258,404 shares of our common stock from the vesting of  nonvested shares (also commonly referred to as "restricted stock") granted to employees to satisfy tax withholding obligations of $136,000.  Once withheld, the shares were canceled and removed from the number of outstanding shares.  Accordingly, we reduced our common stock and our additional paid in capital on our consolidated balance sheet by an amount which equaled the fair market value of the shares on the date of withholding and cancellation.  We subsequently remitted the amount withheld to the tax authority.

Outstanding Warrants.  A summary of warrants outstanding as of September 30, 2008 is as follows (warrants in thousands):

Exercise Price /	Warrants		Expiration Date In
Range	Outstanding		2010	2012	2013
$0.80 - $0.90	141	(1)	141	-	-
$1.00	8,400		-	-	8,400
$1.50	21		21	-	-
$2.50	37		37	-	-
$2.61	4,020	(2)	-	4,020	-
Total	12,619		199	4,020	8,400

(1)	Granted to investors in conjunction with their purchase of our common stock during the second quarter of 2008.
(2)	Granted to International Finance Corporation in conjunction with its purchase of our common stock during third quarter of 2007.

7.  Share-Based Compensation

We grant nonvested shares of common stock and options to purchase common stock to employees, members of the board of directors and consultants under our shareholder-approved 2005 Stock Incentive Plan (the "2005 Plan").  Grants prior to the adoption of the 2005 Plan and inducement grants associated with hiring of new employees and appointment of new directors are issued outside of the 2005 Plan.  The 2005 Plan was amended in 2007 to provide a total of 7,500,000 shares authorized for grants.  As of September 30, 2008, we had 2,987,533 shares available for awards under the 2005 Plan, of which 1,476,500 shares could be issued as nonvested shares or other full-valued stock-based awards.  During the first nine months of 2008, we awarded options to purchase up to 1,616,500 shares of our common stock and 373,500 non-vested shares under the 2005 Plan to employees, members of the board of directors and consultants.  During the same period, we also awarded options to purchase up to 888,000 shares of our common stock as inducement grants outside the 2005 Plan to two new employees and a new director.

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

The compensation expense is included in the Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Exploration Costs	$74	$10	$300	$62
General and Administrative	252	217	1,190	953
	$326	$227	$1,490	$1,015

The following table summarizes stock option transactions during the nine months ended September 30, 2008 (options in thousands, except grant price):

	Options	Weighted Average Grant Price
Outstanding at January 1, 2008	9,965	$1.36
Granted	2,505	0.66
Forfeited	(322)	1.13
Outstanding at September 30, 2008	12,148	$1.25

Exercisable at September 30, 2008	8,381	$1.38

At September 30, 2008, the weighted average remaining contractual life for the stock options outstanding and exercisable was 4.55 years and 2.53 years, respectively.

The following table summarizes nonvested share transactions during the nine months ended September 30, 2008 (shares in thousands, except per share data):

	Nonvested Shares	Weighted Average Fair Value Per Share
Outstanding at January 1, 2008	1,032	$0.91
Granted	494	0.63
Vested	(594)	0.90
Withheld for Taxes	(258)	0.53
Outstanding at September 30, 2008	674	$0.72

As of September 30, 2008, we had approximately $2,049,000 in total unrecognized compensation cost related to share-based compensation, of which $360,000 was related to nonvested share grants and was recorded in unearned compensation on our consolidated balance sheets.  This cost is expected to be recognized over a weighted average period of 2.13 years at September 30, 2008.  This expected cost does not include the impact of any future share-based compensation awards.

PART 1.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007 ("2007 Annual Report"), the financial statements and related notes in this Quarterly Report, the risk factors contained herein and in our 2007 Annual Report, and all of the other information contained elsewhere in this report.  The terms "we," "us," "our" and "our company" refer to Far East Energy Corporation and its subsidiaries, unless the context suggests otherwise.

Overview.  During the third quarter of 2008, we continued our efforts to explore and develop coalbed methane ("CBM") gas in Shanxi Province in northern People's Republic of China ("PRC" or "China") and in Yunnan Province in southern PRC.  We continued to employ numerous safety precautions to ensure the safety of our employees and independent contractors.  We also conducted our operations in accordance with various laws and regulations concerning the environment, occupational safety and health.

During the nine months ended September 30, 2008, we incurred exploration expenditures of $10.5 million, of which $5.7 million were capitalized.  Although we believe the results of our exploration activities in Shanxi and Yunnan Provinces have been favorable, we will need to complete more wells to achieve commercial viability in these provinces, which will require additional capital expenditures.  In order to continue to operate, explore and develop our projects in China, we will need to obtain additional funding during the first quarter of 2009.  The general capital markets have recently experienced disruption.  Continuing volatility in these markets may impair our ability to access these markets or increase costs associated with obtaining additional funds.  Management intends to seek to obtain funds by entering into a strategic relationship or transaction, such as a joint venture or farmout, and/or obtain debt or equity financing.  We are currently in exploratory discussions with several companies, including major integrated oil and gas companies, that have expressed an interest in our CBM projects.  However, there can be no assurance that we will be able to enter into any strategic relationship or transaction or that we will be successful in obtaining funds through debt or equity financing. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt or equity financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements.  There are many risks and uncertainties involved in early stages of exploring and attempting to develop a new CBM gas field and we cannot make any assurances that our efforts will be successful.

Total Exploration Expenditures.  The table below sets out components of total exploration and development expenditures, both capitalized and expensed (in thousands):

	Nine months ended
	September 30,
	2008	2007
Additions to Unevaluated
Oil and Gas Properties
Shanxi Province	$5,692	$6,018
Yunnan Province	-	228
	5,692	6,246
Exploration Costs (1)	4,820	2,127
	$10,512	$8,373

(1) Exploration costs shown are different from those in the Consolidated Statements of Operations as they are net of prior year unevaluated exploratory well costs charged to expense of $1,415,000 and $64,000 for the nine-month periods ended September 30, 2008 and 2007, respectively.

Shouyang Block, Shanxi Province.  At this time, our goal for the pilot area of the Shouyang Block is to maximize water production to attempt to reach critical desorption pressure as soon as possible in order to achieve commercial quantities of gas production.  Mindful that severe winter weather will likely force us to slow down our drilling activities in the fourth quarter of 2008 and first quarter of 2009, we increased our drilling activities considerably during the later portion of the second quarter and through the third quarter of 2008.  At one point during the third quarter, company-wide, we managed six drilling rigs, a workover rig, a wireline logging and perforating team and a full fracturing crew.

We have gained insights over time as to situations where cavitation or hydraulic fracture stimulation may improve our dewatering efficiency in the pilot area.  Hydraulic fracturing is a stimulation method successfully used in other gas shale and coalbed reservoirs to improve wellbore productivity by providing channels that extend beyond any formation damage done to the wellbore during the drilling process.  This allows for water and gas to more easily flow into the wellbore and then be produced.

During the second quarter of 2008, we performed hydraulic fracturing operations on three vertical wells.  Two of the wells were existing wells, and the fracturing operations increased their volume of water production.  It should be noted that vertical wells that are fracture-stimulated can be completed relatively inexpensively.

To further increase water production, we drilled three deviated wells in the third quarter of 2008 to increase the amount of productive wellbores in the coal face.  Once drilled to the coal seam, the wells were fracture stimulated.  The last one of the three wells was fracture stimulated in late October.  These deviated wells also represent another phase in the process of reducing costs.  These are essentially vertical wells but drilled at a very high angle from an existing well pad and location. Utilizing an existing well location allows more than one well to be drilled from the same pad, consequently reducing land and pad construction costs, as well as reducing environmental impact.

Based on the knowledge and experience we have gained in this area, we believe short-reach horizontal wells may further enhance water production of the area. During June 2008, we spudded a short-reach horizontal well, which we plan to drill to less than 1,000 meters in the coal seam.  In the third quarter, based on new geological data obtained during drilling of the vertical portion, we decided to deploy a different drilling rig in an effort to enhance the probability of success.  We expect drilling of the well to be completed in late fourth quarter of 2008.

During the third quarter of 2008, we also drilled a parameter well approximately ten kilometers away from the FCC-HZ01 well area to gather additional information on the coal seam characteristics of the #3, #9 and #15 coal seams, all of which are potential CBM producers on the Shouyang Block.  We plan to use the data in any potential overall development program study for the area that may be submitted to CUCBM.

Qinnan Block, Shanxi Province.  During the third quarter of 2008, we completed the drilling of our first horizontal well in the area, with 3,000 meters drilled in the #3 coal seam.   The #3 coal seam is the object of much development by other parties in the area near the southern end of Shanxi Province where over ten successful horizontal wells have been drilled to test and produce the #3 coal seam.   Our testing of the well to-date has demonstrated that the coal seam has low permeability of approximately one to two millidarcies, which we expected, and that the wellbore formation has been damaged during the drilling process. We continue to test the well through production.

To expand our exploration effort and understanding of the potential of the Qinnan Block, in the third quarter of 2008, we successfully drilled three of four planned parameter wells on the southern end of the Qinnan Block to test the coal seams for permeability, reservoir pressure, coal thickness and gas content.  Although it is still early in the core analyses for gas content, based on preliminary results, we believe that all three wells have demonstrated high gas content of 300 to 500 standard cubic feet of natural gas per ton of coal.  These measurements are similar to those obtained from previous testing of wells on the Qinnan Block.  In addition, we are in the process of drilling and testing the fourth well, and the tests of the first three parameter wells have provided valuable information on the continuity of the coal seam on the southern end of the Qinnan Block.  We plan to use the information gathered in discussions with CUCBM when determining the size of any potential overall development program for the area.

Enhong-Laochang Area, Yunnan Province.  During the third quarter of 2008, we completed drilling the third and the fourth deviated wells in a five well pattern to test the #7, #8, #13 and #19 coal seams in Yunnan. These wells were directionally drilled to provide a close pattern of wells to test the coal seams and to provide valuable information on how best to exploit this area in 2009.  As a result of our testing, we anticipate that these coal seams will have low permeability and that we will need to fracture multiple zones to fully test these wells.  We believe these wells will provide us with more geological and reservoir information about the area.

Production Sharing Contracts.  Our operations in the Shouyang and Qinnan Blocks in Shanxi Province and the Enhong-Laochang area of Yunnan Province are conducted under three separate Production Sharing Contracts ("PSCs").  The two Shanxi PSCs and the Yunnan PSC will expire on July 1, 2032 and January 1, 2033, respectively, subject to the existence of commercially productive reserves and unless extended or otherwise amended.  Our participating shares are 70% for the two Shanxi Province PSCs and 60% for the Yunnan PSC.  CUCBM is the participant with respect to the remaining shares of the PSCs.  The three PSCs are divided into three periods: exploration, development and production.  All three PSCs are currently in the exploration period, which expires on June 30, 2009, unless extended or otherwise amended.   During this period, all expenditures are funded by us.  Expenditures in the development and production periods are funded in proportion to the respective participating share of the participants in the PSC.  Qualified project costs incurred by us can be recovered from the value of the first 75% of gross production of CBM for the two Shanxi Province PSCs and 70% of gross production of CBM for the Yunnan PSC.  Participants will pay their proportionate share of the value added tax of 5% and a royalty to the Chinese government of up to 3%.  For the Shouyang and Qinnan PSCs, our company must pay ConocoPhillips, Inc. a 3.5% royalty on production.

Results of Operations

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007(in thousands):

	Three months ended September 30,
	2008	2007
Exploration costs	$2,297	$511
Lease operating expense	521	560
General and Administrative	1,551	1,450
Total	$4,369	$2,521

Exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves.  For more information on capitalized drilling costs, see "Overview-Total Exploration Expenditures."

The table below sets out components of exploration costs for the three months ended September 30, 2008 and September 30, 2007 (in thousands):

	Three months ended September 30,
	2008	2007
Technical personnel compensation	$160	$90
Contract drilling & related expenses	2,137	421
Total	$2,297	$511

Exploration costs in the third quarter of 2008 increased $1,716,000 due primarily to higher contract drilling and related expenses as a result of increased drilling activities.

Lease operating expense ("LOE") for the third quarter of 2008 was comprised of costs pertaining to the dewatering efforts of 15 wells in the Shouyang Block and 1 well in the Qinnan Block, which are both located in Shanxi Province.  Both Blocks presently have sustained low rates of small gas production.  To date, the production is not at commercial levels and the data obtained is not sufficient to project when or if the wells will achieve commercial gas production rates and what those rates may be.  LOE for the third quarter of 2008 decreased primarily due to a decrease in workovers of $96,000, partially offset by increase in pumping related costs of $58,000. The table below sets out components of LOE expense for the three months ended September 30, 2008 and September 30, 2007 (in thousands):

	Three months ended September 30,
	2008	2007
Workovers	$122	$218
Pumping Related Costs	324	266
Supervision	75	76
Total	$521	$560

General and administrative ("G&A") expenses for the three months ended September 30, 2008 were not materially different compared to those expenses incurred in the same period a year ago.

Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007 (in thousands):

	Nine months ended September 30,
	2008	2007
Exploration costs	$6,235	$2,191
LOE	2,247	1,392
G&A	5,282	5,110
Total	$13,764	$8,693

The table below sets out components of exploration costs for the nine months ended September 30, 2008 and September 30, 2007 (in thousands):

	Nine months ended September 30,
	2008	2007
Capitalized well costs charged to expense	$1,415	$64
Seismic data acquisition	84	-
Technical personnel compensation	576	302
Contract drilling & related expenses	4,160	1,825
Total	$6,235	$2,191

During the nine months ended September 30, 2008, we determined that $1,415,000 of capitalized costs incurred previously in the Yunnan Province and the Qinnan Block in Shanxi Province no longer met the requirements for continued capitalization.  Accordingly, we charged this amount to exploration costs.  Comparable charges in the nine months ended September 30, 2007 were $64,000.  Exploration costs also increased due to the cost of the acquisition of seismic data in the Qinnan Block of $84,000, higher contract drilling and related expenses of $2,335,000 as a result of increased drilling activities, and higher employee compensation of technical personnel of $274,000, also related to increased drilling activities and consisting primarily of non-cash share-based compensation.

LOE for the nine months ended September 30, 2008 was comprised of costs pertaining to the dewatering efforts in the Shouyang Block in Shanxi Province, which presently have sustained low rates of small gas production. To date, the production is not at commercial levels and the data obtained is not sufficient to project when or if the wells will achieve commercial gas production rates and what those rates may be.  LOE for the nine months ended September 30, 2008 increased primarily due to an increase in workovers of $636,000 and an increase in pumping related costs of $180,000. The table below sets out components of LOE expense for the nine months ended September 30, 2008 and September 30, 2007 (in thousands):

	Nine months ended September 30,
	2008	2007
Workovers	$1,174	$538
Pumping Related Costs	784	604
Supervision	289	250
Total	$2,247	$1,392

G&A expenses for the nine months of 2008 were not materially different compared to those expenses incurred in the same period a year ago.

Capital Resources and Liquidity.  We have funded our exploration and development activities primarily through the sale and issuance of common stock.  During the second quarter of 2008, we completed a transaction for the sale of 24 million shares of our common stock and warrants to purchase up to 8.4 million shares of our common stock for total net proceeds of $11.8 million.  The offering price for the transaction was $0.50 per share, with a number of warrants equal to 35 percent of the shares issued at an exercise price of $1.00 per share.  The warrants have a five-year term and may be called or redeemed after May 30, 2009 if our stock price has equaled or exceeded $2.00 per share over a specified period of time.  As of September 30, 2008, the amount available under our filed registration statement with the Securities and Exchange Commission ("SEC") for the offer and sale from time to time of our common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and units totaled $87.1 million.  The general capital markets have recently experienced disruption.  Continuing volatility in these markets may impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through the issuance of securities under our filed registration statement.  We have not established a source of revenue and are not able to accurately predict the timing of our first revenue.  The sole source of income we have is interest income derived from our cash accounts at banks.

Following the completion of the second quarter of 2008 stock offering, we expanded our work plan for 2008 in an effort to accelerate our dewatering efforts.  Based on funds currently available to us, we believe that we have adequate cash resources to fund our required operations and exploration and development operations in China through the early part of 2009 (see Note 5 to our consolidated financial statements for a description of our commitments in 2008).  However, to continue to operate, explore and develop our projects in China, we will need to obtain additional funds during the first quarter of 2009.  In order to continue to operate, explore and develop our projects in China, we will need to obtain additional funds during the first quarter of 2009.  The general capital markets have recently experienced disruption.  Continuing volatility in these markets may impair our ability to access these markets or increase costs associated with obtaining additional funds.  Management intends to seek to obtain funds by entering into a strategic relationship or transaction, such as a joint venture or farmout, and/or obtain debt or equity financing.  We are currently in exploratory discussions with several companies, including major integrated oil and gas companies, that have expressed an interest in our CBM projects.  However, there can be no assurance that we will be able to enter into any strategic relationship or transaction or that we will be successful in obtaining funds through debt or equity financing. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt or equity financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements.  No assurance can be given that we will be able to obtain financing on favorable terms, if at all, particularly in light of recent disruptions in the general capital markets, which may impair our ability to obtain additional funds.

As of September 30, 2008, we had unevaluated exploratory well costs totaling $37.0 million, of which $29.0 million have been capitalized for a period greater than one year.  Such costs, which relate primarily to the Shouyang Block in Shanxi Province, were initially capitalized under successful efforts accounting, pending a determination of whether we have found sufficient quantities of economically recoverable proved reserves.  We make periodic assessments of whether these costs qualify for continuing capitalization, based on whether we are making sufficient progress in assessing the reserves and determining the economic and operating viability of the project, as more fully discussed in note 3 to the consolidated financial statements.

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

The report noted that the initial seven pilot wells evaluated by the independent engineering firm had suffered varying degrees of wellbore damage while being drilled.  Without taking into consideration future planned wells, the report also indicates that the seven pilot wells appear insufficient to properly confine the area for dewatering purposes.  As such, the report indicates that we are unlikely to produce meaningful quantities of gas from these initial seven wells without drilling additional wells and/or conducting remedial activities on the seven wells.  Subsequent to the drilling of the seven wells included in the engineering report, we have drilled ten additional vertical wells as of September 30, 2008.  Our immediate plans for this area involve completing drilling of a short-reach horizontal well.  If these wells produce sufficient water and are cost effective, additional horizontal, deviated and/or vertical drilling efforts are likely.  However, there are many risks and uncertainties involved in early stages of exploring and attempting to develop a new CBM gas field, and we cannot make any assurances that our efforts will be successful in making the pilot area commercially viable.  In the event we are not successful, we may be required to write off some or all of these unevaluated exploratory well costs.

Our ability to continue as a going concern depends upon our ability to obtain substantial funds for use in our development activities and upon the success of our planned exploration and development activities. There can be no guarantee of future fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management believes that we will continue to be successful in obtaining the funds necessary to continue as a going concern.

Our capital resources and planning can be impacted by fluctuations in the U.S. Dollar and China RMB exchange rate as well as inflation in these countries.  For further discussion of these risks, see "Part I Item 3. Quantitative and Qualitative Disclosures About Market Risk."

Cash Flow.  As of September 30, 2008, our balance in cash and cash equivalents was $13.8 million, a decrease of $3.1 million from the balance of $16.9 million as of December 31, 2007, reflecting a cash inflow of  $11.8 million from the second quarter 2008 offering of shares of our common stock and cash outflows related to field operations of approximately $11.0 million and G&A expenditures of approximately $4.0 million.

Cash used in operating activities for the nine months ended September 30, 2008 was $9.1 million as compared to cash used in operating activities for the same period in 2007 of $8.7 million.  The increase in cash used in operating activities was due primarily to higher cash exploration costs of $2.7 million,  and LOE of $1.0 million, partially offset by a favorable change in working capital of $3.4 million and a decrease of $0.3 million in interest.

Cash used in investing activities for the nine months ended September 30, 2008 was $5,873,000 as compared to $6,499,000 for the same period in 2007.  The decline was primarily due to a decrease in additions to unevaluated oil and gas properties of $554,000.

Cash provided by financing activities for the nine months ended September 30, 2008 was $11,808,000 as a result of the sale of 24 million shares of our common stock and warrants to purchase up to 8.4 million shares of our common stock.   Cash provided by financing activities for the nine months ended September 30, 2007 was $15,091,000.  Financing activities for the first nine months of 2007 included net proceeds from the issuance of shares to International Finance Corporation of $14,812,000 pursuant to a stock subscription agreement and exercises of options.

Forward-Looking Statements.  This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21B of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements.  The words "believe," "may," "will," "plan," "estimate," "continue," "anticipate," "intend," "expect," "project," and similar expressions, as they relate to us, are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Actual results could differ materially from those projected in such forward-looking statements. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include: our lack of operating history; limited and potentially inadequate management of our cash resources; risk and uncertainties associated with exploration, development and production of CBM; expropriation and other risks associated with foreign operations; disruptions in capital markets effecting fundraising; matters affecting the energy industry generally; lack of availability of oil and gas field goods and services; environmental risks; drilling and production risks; changes in laws or regulations affecting our operations, as well as other risks described in our 2007 Annual Report and subsequent filings with the SEC.

When you consider these forward-looking statements, you should keep in mind these factors, the risk factors set forth in our 2007 Annual Report and this Quarterly Report on Form 10-Q under "Item 1A. Risk Factors" and in other filings with the SEC and the other cautionary statements in this Quarterly Report on Form 10-Q. Our forward-looking statements speak only as of the date made. All subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in Chinese Yuan and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions.  Prior to July 2005, the exchange rate between U.S. Dollars and Chinese Yuan was fixed, and, consequently, we experienced no fluctuations in the value of goods and services we purchased in China because of currency exchange.  In July 2005, the Chinese government began to permit the Chinese Yuan to float against the U.S. Dollar.  All of our costs to operate our Chinese offices are paid in Chinese Yuan.  Our exploration costs in China may be incurred under contracts denominated in Chinese Yuan or U.S. Dollars.  During the first nine months of 2008, the U.S. Dollar ($) to Chinese Yuan (¥) changed from $1 to ¥7.31 at the beginning of the period to ¥6.86 at the end of the period, a depreciation of the U.S. Dollar of 6.6%.  If the Chinese Yuan continues to appreciate with respect to the U.S. Dollar, our costs in China may increase.  To date we have not engaged in hedging activities to hedge our foreign currency exposure.  In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.

Although inflation has not materially impacted our operations in the recent past, increased inflation in China or the U.S. could have a negative impact on our operating and general and administrative expenses, as these costs could increase.  China has recently experienced inflationary pressures, which could increase our costs associated with our operations in China.  In August 2008, the inflation rate was approximately 4.9%, according to National Bureau of Statistics of China.  In recent months, we have increased our use of Chinese suppliers, including drilling contractors that are paid in Yuan.  In the future, inflation in China may result in higher minimum expenditure requirements under our PSCs if CUCBM adjusts these requirements for inflation.  The actual inflationary impact on the company may also be exacerbated by the increasing demand for goods and services in the oil and gas industry.  A material increase in these costs as a result could adversely affect our operations and, if there are material changes in our costs, we may seek to obtain additional funds earlier than anticipated.

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

0BPART II  OTHER INFORMATION

FAR EAST ENERGY CORPORATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2007 Annual Report, as well as the risk factors described below, which could materially affect our business, financial condition, or future results.  The risks described in our 2007 Annual Report and below are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Continued disruption in national and international investment and credit markets may adversely affect our business, financial condition and results of operation.

Recent disruptions in national and international markets have led to a significant slowdown in capital market activities, a scarcity of credit, tighter lending standards and higher interest rates and costs of investment. Current market conditions may continue or worsen.  We can make no assurances that we will be able to obtain additional equity or debt financing to fund our anticipated drilling, exploration and operation costs on terms that are acceptable to us or at all.  In the absence of capital obtained pursuant to the consummation of a strategic relationship or transaction with one or more interested companies, failure to obtain sufficient equity or debt financing would constrain our ability to operate and to meet our obligations under our production sharing contracts, which would have a material adverse effect on our business, financial condition and results of operation.

We must obtain additional capital in order to continue our operations.

We are not able to accurately predict when we will recognize meaningful revenues.  We expect to experience operating losses and negative cash flow for the foreseeable future. Based on funds currently available to us and our current obligations under the PSCs, management believes that we have adequate cash resources to fund our operating and minimum committed exploration and development activities in China into early 2009. However, as we do not have a source of revenue, we will require additional capital in the first quarter of 2009 in order to continue our planned exploration and development in China and sustain our operating losses. We intend to finance our operations by various methods, which might include issuing equity securities, obtaining debt financing, the continued exercise of warrants issued to investors in conjunction with the previously completed private offerings, and entering into joint ventures, farmout agreements and other possible arrangements with strategic partners, among other alternatives. No assurance can be given that we will be able to obtain any additional capital on favorable terms, if at all. If our operating requirements or drilling obligations materially change from those currently planned, we may require more capital than currently anticipated, and we may need to obtain capital earlier.  For example, it is possible that CUCBM could seek to, among other things, increase our capital expenditures or accelerate our drilling program.  Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing stockholders. Obtaining necessary capital without issuing common stock or other types of equity securities is part of the impetus for our ongoing discussions with other companies regarding possible strategic relationships or transactions.  If we fail to obtain the necessary funds to complete our exploration activities under our production sharing contracts, and we cannot obtain extensions to the requirements under our production sharing contracts, we would not be able to successfully complete our exploration activities and we may lose rights under our production sharing contracts.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

We held our annual meeting of stockholders in Houston, Texas on September 30, 2008 for the purposes of electing our Board of Directors.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition to management's solicitations.  Each of the directors nominated by the Board and listed in the proxy statement were elected with votes as follows:

Nominee	For	Withheld
Thomas E. Williams	102,289,832	3,530,129
Michael R. McElwrath	102,263,482	3,556,479
William A. Anderson	102,290,132	3,529,829
C.P. Chiang	102,271,182	3,548,779
Donald A. Juckett	102,289,832	3,530,129
John C. Mihm	102,289,732	3,530,229
Lucian L. Morrison	102,275,232	3,544,729

There were no abstentions or broker non-votes with respect to the matters voted on at the annual meeting.

ITEM 6.                      EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 28 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Far East Energy Corporation

U/s/ Michael R. McElwrath U
Michael R. McElwrath
Chief Executive Officer and President
(Principal Executive Officer)

U/s/ Andrew LaiU
Andrew Lai
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  November 10, 2008

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

10.3*
Amended and Restated Employment Agreement, dated September 10, 2008, by and between the Company and Zhendong "Alex" Yang (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 10, 2008, and incorporated herein by reference).

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

10.64*
Stock Subscription Agreement, dated June 2, 2008, between the Company and International Finance Corporation (filed as Exhibit 10.64 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, which was filed on August 6, 2008, and incorporated herein by reference).

10.65*
Amended and Restated Employment Agreement, dated October 1, 2008, by and between the Company and Andrew Lai (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on October 6, 2008, and incorporated herein by reference).

31.1 †	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 †	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 ††	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
32.2 ††	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.

____________
*	Management contract or compensatory plan arrangement.
†	Filed herewith.
††	Furnished herewith.