Form 10-K
period 2008-12-31
FAR EAST ENERGY CORP
filed 2009-03-30
CIK 1124024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

The aggregate market value of the voting common stock, par value $0.001 per share, held by non-affiliates of the registrant was approximately $87,121,647 as of June 30, 2008 (based on $0.69 per share, the last price of the common stock as reported on the OTC Bulletin Board on such date). For purposes of the foregoing calculation only, all directors, executive officers and 10% beneficial owners have been deemed affiliates.

The number of shares of common stock, par value $0.001 per share, outstanding as of March 4, 2009 was 161,292,283.

Documents incorporated by reference:  None.

FAR EAST ENERGY CORPORATION

i

PART I

Item 1. BUSINESS

General

We were incorporated in Nevada on February 4, 2000. In January 2002, we renamed our company Far East Energy Corporation and changed our focus to exploring, developing, producing and selling coalbed methane gas ("CBM"). Throughout this Annual Report on Form 10-K, the terms "we," "the Company," "us," "our" and "our company" refer to Far East Energy Corporation and its subsidiaries.  References to "China" and "PRC" are references to the People's Republic of China.  Today, the operations of our company and its subsidiaries concentrate on CBM exploration and development in the Shanxi Province in northern China and Yunnan Province in southern China. Our goal is to become a recognized leader in CBM property acquisition, exploration, development and production. Our principal headquarters office is located at 363 North Sam Houston Parkway East, Suite 380, Houston, Texas 77060. Our main office in China is located in Beijing and we also maintain satellite offices in Taiyuan City and Kunming.

We are a development stage company, and our activities have been principally limited to the drilling, testing and completion of exploratory CBM wells and organizational activities. We are party to three production sharing contracts ("PSCs") which cover the 485,000-acre Shouyang Block in Shanxi Province (the "Shouyang PSC"), the 573,000-acre Qinnan Block in Shanxi Province ("Qinnan PSC"), and the Enhong and Laochang areas, which total 265,000 acres, in Yunnan Province (the "Yunnan PSC").  On March 13, 2009, we formed a strategic alliance related to our Qinnan Block with Arrow Energy International Pte Ltd ("Arrow"), the Singapore-based subsidiary of Arrow Energy Limited, a large Australian CBM producer.  For additional information on the strategic alliance, see "Strategic Alliance with Arrow" below.  We believe our total net acreage in these PSCs makes us one of the biggest holders of CBM acreage in China.

Far East Energy believes that good environmental, social, health and safety ("ESHS") performance is an integral part of our business success. We conduct our business with respect and care for our employees, contractors, communities, and the environments in which we operate.  Our vision is zero harm to people and the environment while creating value for our shareholders as well as for China, including the regions and communities within which we operate.  Our commitment to these principles is demonstrated by the fact that we have had no lost-time accidents in the past 3.5 years-plus and no major environmental incidents.  We have a commitment to being good corporate citizens of China, striving to emphasize and utilize very high levels of Chinese content in personnel, services, and equipment; and we have achieved very high percentages of Chinese content in each category.

Our Website

Our website can be found at www.fareastenergy.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the U.S. Securities and Exchange Commission ("SEC"), pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act"), can be accessed free of charge by linking directly from our website under the "Investor Relations - SEC Filings" caption to the SEC's Edgar Database. These filings will be available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not part of this report.

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

The productivity potential of a well depends on many reservoir and geological characteristics, including permeability, thickness and depth of the coalbed, the coal ranking of the coalbed, gas content and other factors. We consider these factors, as well as isotherm tests conducted on core samples, the amount of dewatering required of a well and a number of other factors, when choosing where to develop any coalbed methane present in our CBM acreage.

Permeability.  Coalbed methane gas production requires that the coal have sufficient permeability.  Permeability is the ability of a substance to allow another substance to pass through it.  In the case of our CBM properties, permeability is the ability of the coal to allow water and/or gas to pass through it.  Permeability in coal is primarily created by naturally occurring fractures, which are commonly referred to as cleats.  Permeability is largely based upon how many cleats the coal has and how close they are to each other. The more cleats that coal has, the better the coal's permeability and the greater opportunity to retrieve the adsorbed CBM.  Tectonic fracturing can also contribute greatly to permeability. Reservoirs with high permeability have a higher propensity for strong gas production than less permeable reservoirs.  The same permeability that can contribute to strong gas production, also initially allows more water to flow through the coal.  Thus, coal seams with higher permeability often take significantly longer time to dewater than lower permeability coal seams.  Once sufficient water is produced, higher permeability normally allows wells to maintain higher production rates for longer periods and enables higher gas recoveries with fewer wells.

Thickness.  The thickness of the coal seam is crucial to CBM production. A coal seam with otherwise unacceptably low permeability could produce commercial quantities of gas if the coal seam has sufficient thickness. In this case, the gas would flow out slowly, but because the coal seam is thick, more of the gas would be produced since there is a large area from which to collect the CBM.

Depth.  The depth of the coal seam is also a significant factor in the productivity potential of a well. Where the coal, and thus the methane gas, lies at shallow depths, wells are generally easier to drill and less expensive to complete. With greater depth, increased pressure closes cleats in the coal, which reduces permeability and the ability of the CBM to move through and out of the coal. On the other hand, if a coal seam is not buried deep enough, there may not have been sufficient water pressure to hold the gas in place and through geologic time the gas may have escaped from the coal.

Coal Ranking.  Methane gas is contained in all ranks of coal. The most CBM is contained in the highest rank coal, which is called anthracite. Unfortunately, anthracite has very low permeability. Semi-anthracite coal typically has lower quantities of CBM than anthracite coal, but may contain significant cleats as well, making it more permeable. The coalbeds found in our Shanxi Province project are semi-anthracite coal that has a favorable cleat structure, which should have a favorable impact on permeability.

The next lesser coal rank is bituminous coal that contains less CBM per ton than the anthracite and semi-anthracite coal but usually has a good cleat structure, allowing for better permeability. The coalbeds found in our Enhong–Laochang project, which are located in the Yunnan Province, have bituminous and semi-anthracite coal.

Dewatering.  Water must be removed from the coal seams to decrease reservoir pressure and release the gas to produce methane gas from coalbeds. After the detachment of gas molecules from the coal surface, or desorption, occurs, the gas diffuses through the coalbed's cleats and fractures toward the well bore. Substantial dewatering of the coalbed is required initially. Water production declines as methane gas production increases. Dewatering of a well may generally range in length from a few weeks to as many as three years or more depending on the attributes of the coal seam.  Depending on the quantity and quality of the water, disposal of large quantities of produced water may present major economic and environmental challenges for operators. These costs can affect the feasibility of CBM projects.

Coalbed Methane in the People's Republic of China

China is the world's largest coal producing country and has substantial CBM resources located within its coalfields. Because most of China's CBM is found at shallow depths, it is easier to drill and complete CBM wells than the deeper wells that are generally required for other forms of natural resource exploration. China's mining operations release approximately 6 billion cubic feet of methane gas into the environment each year because much of the country's CBM resources remain undeveloped. This results in serious pollution and wastes CBM, which could be recovered prior to mining.

Our business strategy is to explore, develop, produce and sell CBM in China. China is currently the world's second largest user of petroleum and one of the largest importers of oil and gas in the world. China's energy needs have grown rapidly in the past 20 years, fueled in part by the tremendous economic growth during that period. The growth in demand for energy in China is projected to outpace the rest of the world over the next decade. As a result of China's increasing energy needs, the Chinese government has, in recent years, focused great attention on the development of energy sources, including CBM.  The Eleventh Five-Year Plan addressed CBM development and these elements were adopted by the National Development and Reform Commission (the "NDRC") in July 2006. The NDRC is a Chinese commission responsible for the development and strategic upgrade of key industries in China, including the CBM industry. The plan outlines the goal to more than double CBM extraction by 2010, from 0.4 billion cubic feet per day ("Bcfd") in 2006 to 1.0 Bcfd in 2010.  A separate directive specifies safety and extraction regulations alongside favorable incentive policies for CBM development. The overall goal of this plan is to foster a surge in CBM industrialization.  As part of its plan to increase CBM production, the State Council of the PRC, the chief administrative body of the PRC, created the China United Coalbed Methane Co. Ltd. ("CUCBM") in 1996. The State Council granted CUCBM rights to contract with foreign corporations for the exploration, development and production of CBM in China.  Recently, one of the major stakeholders of CUCBM, China National Petroleum Company ("CNPC"), expressed a desire to contract directly with foreign corporations to work on CBM projects instead of working through CUCBM, allowing these foreign entities to tap into CNPC’s operational expertise, financial strength, and several existing pipelines and reserve blocks. In addition, the Chinese government has provided incentives to stimulate the development of CBM, including exempting CBM development from import duties and import-related duties (Encouraged and Restricted B of the Guidance Catalog of Industries for Foreign Investments, specific measures executed in accordance with No. 1602 Document issued by the State Administration of Customs in 1997) and reducing value-added tax ("VAT") for CBM projects with foreign companies to 5% compared to 13% to 17% VAT for conventional gas companies (The Notice of the Interim Regulations Concerning the Value-Added Tax, Consumption Tax and Sales Tax Applied to Foreign Investment Enterprise and Foreign Enterprise (February 22, 1994, Item 3)).  For more information on the laws, regulations and regulatory bodies that affect our business, see "Regulations Impacting Our Business" below.

Vertical, Deviated and Horizontal Drilling Technologies

Vertical, deviated and horizontal drilling technologies have yielded successful results in CBM applications. We are currently leveraging all three technologies in our CBM production in China. Which of these drilling technologies or combination thereof will yield optimal results as we explore and develop our blocks is not yet clear. Vertical wells are the cheapest and most straightforward wells to drill and complete, but each well requires a dedicated surface location. A horizontal well potentially allows a well bore to be in contact with hundreds or thousands of feet of coal because the drill bit, when it hits the coal seam, is redirected from a downward angle to a horizontal plane and tracks along the same plane as the coalbed, thereby exposing more coal to the wellbore.  This greater exposure of the coalface achieved by horizontal drilling generally allows for greater CBM production on a daily basis than can be achieved with conventional vertical drilling and completion techniques. Although horizontal wells are more costly and technically challenging than vertical and deviated wells because of wellbore stability and pumping difficulties, they offer greater potential in reduced surface facilities and increased production rates.  Deviated wells are used to access downhole locations that are not accessible with a vertical wellbore.  Deviated wells are slightly more expensive and complicated to drill and complete than vertical wells, but are often necessary to minimize the environmental footprint, optimize surface land use, and access subsurface locations that would otherwise be inaccessible.  Three such wells were drilled and completed with success in our Shouyang block in 2008.

Acreage in the People's Republic of China

The following table summarizes the acreage subject to our production sharing contracts ("PSCs") covering the following undeveloped lease acreage in China as of December 31, 2008:

			Net Acres
	Gross Acres		Maximum (1)	Minimum (2)
China:
Shouyang Block, Shanxi Province	485,000		485,000	340,000
Qinnan Block, Shanxi Province	573,000	(3)	573,000	401,000
Enhong and Laochang Areas, Yunnan Province	265,000		265,000	159,000

(1) Assuming the Chinese partner company chooses not to participate.
(2) Assuming the Chinese partner company chooses to maximize its participation.
(3) Under a farmout agreement entered into in connection with our strategic alliance related to our Qinnan Block with Arrow, subject to certain conditions precedent including most notably approval by appropriate Chinese governmental authorities, we will assign 75.25% of our participating interest in the Qinnan PSC to Arrow.  For additional information on the strategic alliance, see "Strategic Alliance with Arrow" below.

As with any energy exploration and production company, we continuously review our acreage holdings in order to optimize those holdings.  We may, from time to time and as circumstances dictate, decide to relinquish all or part of any of our blocks that we deem non-prospective or sub-optimal in order to optimize our acreage holdings and/or preserve cash resources.

Our Holdings in the Shanxi Province of the People's Republic of China

Overview.  In June 2003, we entered into two amendments to certain farmout agreements and assignment agreements with Phillips China, Inc., a subsidiary of ConocoPhillips ("Phillips"), pursuant to which we acquired a 40% net undivided interest from Phillips in the Shouyang and Qinnan PSCs between Phillips and CUCBM for the Shanxi Province ("Shanxi Agreements"). The assignment agreements and related amendments to the farmout agreements substituted us for Phillips as the principal party and operator for the projects under the PSCs. These agreements were approved by CUCBM on March 15, 2004, and ratified by the PRCs Ministry of Commerce ("MOC") on March 22, 2004.  CUCBM is a joint venture of China National Coal Group Corp and CNPC.  CUCBM has been our Chinese partner in the Shouyang and Qinnan PSCs.  During 2008, it was reported in the press that CNPC had expressed a desire to contract directly with foreign corporations to work on CBM projects instead of working through CUCBM.  It was also reported that CNPC would be assigned CUCBM’s rights and obligations in certain PSCs.  During the fourth quarter of 2008, we were informed verbally by CUCBM that it intends to assign its interest in the Qinnan PSC to CNPC.  To date, no formal request has been submitted to us for the required consent under the Qinnan PSC.  We believe the process of conveying of CUCBM's interest in the Qinnan PSC to CNPC is underway.  However, we do not have any information as to when any such conveyance will be consummated if at all.  While CUCBM continues to serve officially as our Chinese partner company for the Qinnan PSC, we have begun working with CNPC on various matters concerning the PSC including the preparation for the next joint management committee (the "JMC") meeting and the extension of the current exploration phase.  Throughout this Annual Report on Form 10-K, the term "our Chinese partner company" refers to either CUCBM or CNPC, as applicable.

On March 13, 2009, we formed a strategic alliance related to our Qinnan Block with Arrow and entered into a farmout agreement (the "Farmout Agreement") under which, subject to certain conditions including securing approval from our Chinese partners and the MOC, our wholly-owned subsidiary, Far East Energy (Bermuda), Ltd. ("FEEB") will assign to Arrow 75.25% of its rights in the Qinnan PSC in the Shanxi Province.  For additional information on the strategic alliance, see "Strategic Alliance with Arrow" below.

The term of each of the Shanxi Agreements consists of an exploration period, a development period and a production period.  The exploration period is divided into three phases called Phase I, Phase II and Phase III. We have completed our Phase I and Phase II obligations under the Shanxi Agreements, and elected to enter into Phase III.  Phase III of the exploration periods under each of the two Shanxi PSCs will expire on June 30, 2009, unless extended or otherwise amended.  We have begun the application process for an extension by conducting preliminary discussions with and submitting a formal application to our Chinese partner company with respect to each of the Shanxi Agreements.  Additionally, at a recent JMC meeting for the Shouyang PSC, the JMC, composed of representatives from our Company and CUCBM, adopted a resolution recommending extension of the term. The Qinnan extension will be discussed in the JMC meeting for the Qinnan PSC to be held in the near future.  We are hopeful that our Chinese partner company will respond favorably to the extension application.  After the recommendation for extension or modification of any PSC, such extensions and associated modifications will require MOC approval.  There can be no assurance that we will be successful in extending the PSCs. If we are unable to commit to certain expenditures or acceleration of our drilling and dewatering efforts, it may adversely affect our ability to extend the terms of our PSCs.

After the exploration period we may elect to proceed to develop a given area (a "CBM Field") in accordance with the PSCs. After the approval and implementation of a pilot test program in the CBM Field, the parties to the PSC will jointly determine whether the field can be commercially developed. The development period as to any CBM Field in the Shanxi Province will begin after the approval of an Overall Development Program ("ODP") for any such CBM Field.  Any ODP will be developed and filed jointly by us, our Chinese partner company and, if the farmout to Arrow is successful, with respect to the Qinnan PSC, Arrow, and will be submitted to Chinese governmental authorities for approval.  Under the Farmout Agreement, if we obtain Chinese governmental approval of an ODP for the Qinnan area, Arrow will pay FEEB an additional $8 million in cash as a bonus, and FEEB will have the option to assign all of its interest in the Qinnan PSC to Arrow, while retaining a 5% overriding royalty interest.  The production period as to any CBM Field in the Shanxi Province project will begin after the date of commencement of commercial production of that CBM Field. Provided the Company remains in compliance with the requirements under the PSCs, the Shanxi Agreements allow production to continue on a CBM Field until the earlier of the end of the useful life of the field or July 1, 2032, unless extended or otherwise amended.

Currently, we are the operator and are responsible for all exploration costs related to the Shouyang Block and the Qinnan Block of the Shanxi Province, including all exploration costs for discovering and evaluating CBM-bearing areas.  If the farmout of a portion of our interest in the Qinnan PSC is approved by our Chinese partners and the MOC and other conditions precedent are met, Arrow will become the operator under our Qinnan PSC and costs under the PSC will be allocated as discussed under "Strategic Alliance with Arrow."  If any CBM Field is discovered within the area subject to the Shanxi Agreements, our Chinese partner company will be deemed to hold a 30% participating interest in such field and we will be deemed to have a 70% participating interest, unless the Chinese partner company elects to participate at a lower level, in which case we will retain all participating interests not taken by the Chinese partner company and shall be responsible for development costs associated therewith.  Pursuant to the farmout agreements with Phillips, Phillips retained a participation interest of 30% with a right to convert such interest into an overriding royalty interest. Upon our election to enter Phase III of the exploration periods in the Shanxi Agreements, Phillips elected to convey its remaining 30% participating interest to us and to receive an overriding royalty interest of 5% of our participating interest (making our maximum participating interest, subject to the Farmout Agreement, in each discovery 70%) or a maximum net overriding interest of 3.5% overall.  Therefore, depending upon whether and to what extent the Chinese partner company elects to participate in a given discovery, our interest in the Shouyang PSC will range from 66.5% (assuming full participation by the Chinese partner company) to 96.5% (assuming the Chinese partner company chooses not to participate).  Assuming that we successfully assign the 75.25% interest in the Qinnan PSC to Arrow, depending upon whether and to what extent the Chinese partner company elects to participate in a given discovery, our interest in the Qinnan PSC will range from 16.5% (assuming full participation by the Chinese partner company) to 23.9% (assuming the Chinese partner company chooses not to participate).  We note that, under the Farmout Agreement, Arrow will fund all exploration costs associated with the Qinnan PSC up to a maximum of $30 million.  After Arrow reaches such $30 million cap, FEEB and Arrow will share further Qinnan area exploration costs in proportion to their participating interests in the Qinnan PSC, provided that FEEB may, in its discretion, instead elect to assign all of its interest in the Qinnan PSC to Arrow subject to retaining a 2% overriding royalty interest.

Our Phase I, Phase II, and Phase III obligations and results during the exploration period of the Shanxi Agreements are described below.  The two agreements have historically been treated interdependently in certain respects.  In particular, the Phase II and III obligation to complete 12,000 meters of horizontal drilling in coal seam may be achieved by combining Phase II and Phase III drilling in the two separate blocks.  This interdependence is likely to change pursuant to CUCBM’s contemplated conveyance to CNPC of its interest in the Qinnan block.  It is not yet clear how the remaining horizontal drilling obligation will be segregated as the interdependence of the PSCs diminishes.  However, it is anticipated that this obligation will be fully satisfied upon completion of the FEE-QN-02H well currently being drilled.

Phase I. We have completed our Phase I obligations under both PSCs under the Shanxi Agreements. Phase I obligated us, at our expense, to perform a hydraulic fracture of one of three exploration wells previously drilled by Phillips by January 31, 2005. In September 2004, the hydraulic fracture and testing was completed on the QN-002 well drilled previously by Phillips on its acreage in the Qinnan Block located in the Shanxi Province. The testing was performed on the coal seam at a depth of approximately 550 meters (1,880 feet), with an objective of gaining information on the permeability of that coal seam and completing our obligations for Phase I under the Shanxi Agreements.

Phase II.  We completed our Phase II obligations under both PSCs for Shanxi Province by drilling and completing two horizontal wells (FCC-HZ01 and FCC-HZ02) in the Shouyang Block prior to March 31, 2006.  We also completed a third horizontal well (FCC-HZ03) under Phase II.  These wells are currently being dewatered.  FCC-HZ01 and FCC-HZ03 have demonstrated continuous gas production.  The volumes being produced are small and the data obtained is not yet sufficient to project peak gas production or commercial viability.

Phase III. After completion of Phase II, we elected to commit to Phase III of the Shanxi PSCs.  Our work commitment to complete Phase III consists of furthering the horizontal drilling in the coal seam that we began in Phase II to a total of 12,000 meters. This work obligation can be met by combining the drilling results in the Shouyang and Qinnan Blocks.  It is anticipated that this obligation will be fully satisfied upon completion of the FEE-QN-02H well currently being drilled.

The drilling depths for our horizontal wells drilled in the Shouyang and Qinnan Blocks in Shanxi Province during Phases II and III as of March 4, 2009 are summarized as follows:

Horizontal	Vertical Depth		Horizontal Drilling In Coal Seam
Wells	(Meters)	(Feet)	(Meters)	(Feet)
Phase II
Shouyang - FCC-HZ01	540	1,770	2,500	8,200
Shouyang - FCC-HZ02	640	2,100	2,700	8,856
Shouyang - FCC-HZ03	561	1,800	2,030	6,658
Phase III
Shouyang - FCC-HZ04	495	1,623	875	2,870
Shouyang - FCC-HZ05	473	1,551	700	2,296
Shouyang - FCC-HZ16	526	1,726	50	164
Qinnan - FEE-QN-01H	777	2,549	3,000	9,842
Qinnan - FEE-QN-02H	603	1,978	-	-
Total	4,615	15,097	11,855	38,886

Shouyang Block. The pilot area of the Shouyang Block is being closely monitored and work programs are being carried out there to achieve two primary goals: (i) to maximize water production to attempt to reach critical desorption pressure as soon as possible in order to achieve commercial quantities of gas production, and (ii) to determine the optimal approach to minimize costs and maximize gas recovery.  To reach these goals, we have drilled fourteen vertical wells and three deviated wells in addition to the six horizontal wells shown in the tabulation above.  The deviated wells represent another phase in the process of reducing costs.  These are essentially vertical wells drilled at a very high angle from an existing well pad and location. Utilizing an existing well location allows more than one well to be drilled from the same pad, consequently reducing land and pad construction costs, as well as reducing environmental impact.  Once drilled to the coal seam, the wells were fracture stimulated.

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

Qinnan Block.  In the Qinnan Block of the Shanxi Province, we have acquired and processed 26 kilometers of 2D seismic data.  We also have obtained test data from a vertical well we drilled in December 2006.  We have utilized the well data and the 2D seismic data in the planning for future wells.  During 2008, we completed the drilling of our first horizontal well in the area, with 3,000 meters drilled in the #3 coal seam.   The #3 coal seam is the object of development by other parties in the area near the southern end of Shanxi Province.  Our testing of the well to-date has demonstrated that the coal seam has low permeability of approximately one to two millidarcies, which we expected, and that the wellbore formation has been damaged during the drilling process. We intend to continue to test the well through measured water and gas production.

To expand our exploration effort and understanding of the potential of the Qinnan Block, in the third quarter of 2008, we successfully drilled three of four planned parameter wells on the southern end of the Qinnan Block to test the coal seams for permeability, reservoir pressure, coal thickness and gas content.  Although it is still early in the core analyses for gas content, based on preliminary results, we believe that three of the four wells have demonstrated high gas content of 300 to 500 standard cubic feet of natural gas per ton of coal.  These measurements are similar to those obtained from previous testing of wells on the Qinnan Block.  The tests of the three parameter wells have provided valuable information on the continuity of the coal seam on the southern end of the Qinnan Block.  We plan to use the information gathered in discussions with our Chinese partner company when determining the size of any potential ODP for the area.  The fourth well failed to find coal seams sufficiently thick to be prospective and was plugged and abandoned.

We also commenced drilling operations in late 2008 on an additional horizontal well in the Qinnan area.  This well is designed to begin appraising the area around one of the parameter wells drilled earlier in the year.  Drilling operations are continuing on this well, but the current plan is to complete the well and begin production testing of the well as and if funds are available.

Commercial Viability.  The aforementioned wells in the Shouyang and Qinnan Blocks alone are unlikely to produce sufficient CBM to achieve commercial viability. We plan to drill and complete several more wells in close proximity to the wells we have already drilled with the intent to make it feasible to begin commercial production from our current project areas under both PSCs. Actual production may vary materially from preliminary test results. Actual production from the wells may also be at recovery rates and gas quality materially different than our first indications.

Minimum Exploration Expenditure.  Under the PSCs, we have committed to satisfy certain annual minimum exploration expenditure requirements for each PSC.  Our minimum exploration expenditure requirement for each block is based on the minimum exploration expenditure requirements of CUCBM established by the Ministry of Land and Resources ("MLR").  The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by each PSC.  The annual minimum exploration expenditure requirement is approximately $2.9 million and $3.4 million, respectively, for the Shouyang PSC and the Qinnan PSC, based on the currency exchange rate between the U.S. Dollar and the Chinese Renminbi ("RMB") as of December 31, 2008.  For 2008, our exploration expenditure at each of the blocks exceeded their respective minimum requirement. As permitted by PRC law, the portion of the exploration expenditures which exceed the current year's minimum exploration expenditure requirement can be carried forward toward the satisfaction of the subsequent year's minimum requirement.  The cumulative amounts to be carried forward at December 31, 2008 for the Shouyang and Qinnan blocks were $11.9 million and $0.2 million, respectively. We have satisfied the 2009 MLR minimum exploration expenditure requirement for the Shouyang PSC as the cumulative amount of expenditures carried forward from last year is larger than the annual requirement amount for this year.  Based on funds currently available to us, we have sufficient working capital to meet the remaining balance of the 2009 minimum exploration expenditures of $3.2 million for the Qinnan PSC.  These expenditure requirements are denominated in RMB and therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the Chinese RMB. Assuming that we obtain approval from our Chinese partner company and the MOC, and satisfy the other conditions under the Farmout Agreement with Arrow prior to October 15, 2009, then the additional payment due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our current minimum exploration expenditures for all three of our PSCs through early 2010.  The MLR minimum expenditure requirements are a significant factor that influences our exploration work program.

Related Payments.  Under the PSCs, we are required to make certain payments to CUCBM, including: (1) CUCBM assistance fees totaling $100,000 per year during the exploration period and $240,000 per year during the development and production periods; (2) training fees for Chinese personnel working on the projects of $120,000 per year during the exploration phase and $300,000 per year during the development and production periods; (3) signature fees totaling $300,000, which will be due within 30 days after first approval of the overall development plan following the exploration period; (4) reimbursement to CUCBM for government-imposed fees for CBM exploration rights during the exploration period, which were $306,000 in 2008, and are estimated to be approximately $313,000 in 2009, and are in proportion to our participating interest in the development and production periods; and (5) salary and benefits paid to CUCBM professionals during the exploration period, which was $164,000 for both blocks in 2008 and are estimated to be approximately $338,000 in 2009.  This increase is due to the establishment of separate JMCs due to the pending assignment to CNPC of CUCBM’s interest in the Qinnan PSC.  The allocation of salary and benefits for CUCBM professionals during the development and production periods is to be determined by negotiation with CUCBM.

Our Holdings in the Yunnan Province of the People's Republic of China

Overview.  On January 25, 2002, we entered into a PSC (the "Yunnan PSC") with CUCBM to develop two areas in Yunnan Province: (1) the Enhong area, which covers approximately 145,198 acres and (2) the Laochang area, which covers approximately 119,772 acres). We are the operator under the PSC. The term of the Yunnan PSC consists of an exploration period, a development period and a production period. The exploration period is divided into two phases, Phase I and Phase II.  We have completed Phase I and have elected to enter into Phase II.

 Currently, we are conducting a strategic review of our Yunnan holdings to determine whether they fit within our risk profile given the tight capital markets and general economic downturn.  We take into consideration, among other factors, our overall corporate strategy, the prospective costs and benefits of the acreage, our relationship with our Chinese partner companies and our current cash position in order to formulate an optimal strategy for the Company.  The strategy may include, but not be limited to: (i) minimal capital spending to continue holding the acreage, (ii) sale, farm-out or partial farm-out of the acreage, (iii) full or partial relinquishment of the acreage, or (iv) continued staged exploration of the acreage. We have not yet concluded this review and cannot make any projection as to the likely outcome of this review.  Moreover, CUCBM will have its own view and certain outcomes will be subject to CUCBM and MOC approval.  In the event we decide to continue our exploration activities or sell or assign all or a portion of the acreage, our ability to do so will be dependent on approval of our application for extension of Phase II of the exploration period which is due to expire on June 30, 2009.

    We have begun the extension application process for the Yunnan PSC by conducting preliminary discussions with and submitting a formal application to CUCBM.  We are hopeful that CUCBM will respond favorably to the extension application.  The Yunnan PSC extension will be discussed in a JMC meeting for the Yunnan PSC to be held in the near future.  Thereafter, if the JMC recommends an extension, the extension and associated modifications to the Yunnan PSC will require MOC approval.  There can be no assurance that we will be successful in extending the PSC.   If we are unable to commit to certain expenditures or acceleration of our drilling and dewatering efforts, it may adversely affect our ability to extend the terms of our PSCs.  If the PSC is extended, then following completion of Phase II of the exploration period, we may elect to continue the PSC and conduct development and production operations on any CBM discoveries. After the exploration period, the development period as to any CBM Field in the Enhong-Laochang project will begin after the approval of an ODP for any such CBM Field.  An ODP will be developed and filed jointly by us and CUCBM, seeking approval from Chinese governmental authorities, for any CBM Field the Company and CUCBM elect to develop. The production period as to any CBM Field in the Enhong-Laochang project will begin after the date of commencement of commercial production of that CBM Field. Provided that the Company remains in compliance with the requirements under the Yunnan PSC, production will be allowed to continue on a CBM Field until the earlier of the end of the useful life of the field or January 1, 2033, unless extended or otherwise amended.

Currently, we are the operator and are responsible for all exploration costs related to the Yunnan PSC, including all exploration costs for discovering and evaluating CBM-bearing areas.  If any CBM Field is discovered within the contract area, CUCBM will be deemed to hold a 40% participating interest in such field and we will be deemed to have a 60% participating interest, unless CUCBM elects to participate at a lower level, in which case we will retain all participating interests not taken by CUCBM and shall be responsible for development costs associated therewith.

Our Phase I and Phase II obligations and results during the exploration period of our PSC with CUCBM are summarized below.

Phase I.  We completed our Phase I obligations under the Yunnan PSC. We drilled and completed three wells on the project, performed a hydraulic fracture and tested one of these three wells.  We believe the three wells have yielded favorable gas content results.  We also conducted geological data gathering, shot 2D seismic data for 10 kilometers in the Enhong area, drilled one slim hole vertical well in the Enhong area and one slim hole vertical well in the Laochang area with desorption and standard CBM laboratory analysis.

Phase II.  On February 23, 2005, we elected to enter into Phase II under our Yunnan PSC, which required us to drill at least one horizontal well with a minimum of two laterals.   To continue our preparation for the drilling of the horizontal well and future development of this field, we continued our geological and geophysical activities and drilled four slim hole vertical wells to gain more data and to enhance our understanding of structure complexity, coal lateral continuity, coal properties and reservoir characteristics.  Based on the data gathered from these wells and other wells drilled by the Chinese coal industry, we drilled a cluster of four deviated wells to stimulate and test-produce the #7, #8, #13 and #19 coal seams in 2008. These wells were directionally drilled from the same surface location as an existing vertical well to provide a close pattern of five wells to test the coal seams.  This pattern allows us to optimize well spacing and reduce the cost of road/pad construction and land use.  We believe this will prove to be an optimal method of developing a CBM Field in mountainous terrain.  As a result of our testing, we anticipate that these coal seams will have low permeability and that we will need to fracture multiple zones to fully test these wells.  The outcome of our strategic review discussed above will determine the future plan for these wells and the acreage.

Minimum Exploration Expenditure.  Under the Yunnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements.  Our minimum exploration expenditure requirements for the blocks subject to the PSC are based on the minimum exploration expenditure requirements of CUCBM established by the MLR.  The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by the PSC.  The annual minimum exploration expenditure requirement is approximately $1.1 million, based on the currency exchange rate between the U.S. Dollar and the Chinese RMB as of December 31, 2008.  For 2008, our exploration expenditure for the Yunnan PSC exceeded this minimum requirement.  As permitted by PRC law, the portion of the exploration expenditures which exceed the current year's minimum exploration expenditure requirement can be carried forward toward the satisfaction of the subsequent year's minimum requirement.  The cumulative amount to be carried forward from last year for the Yunnan PSC was $0.5 million.  We must spend the remaining balance of $0.6 million by December 31, 2009.  These requirements are denominated in the RMB, and therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the Chinese RMB.  The MLR minimum expenditure requirements are a significant factor that influences the Company's exploration work program.

Related Payments.  Pursuant to the terms of the Yunnan PSC, we have paid CUCBM signature fees totaling $350,000.  Under the PSC, we are required to make certain payments to CUCBM, including: (1) CUCBM assistance fees for Chinese personnel totaling $45,000 per year during the exploration phase and $80,000 per year during the development and production periods; (2) training fees for Chinese personnel working on the projects of $45,000 per year during the exploration period and $80,000 per year during the development and production periods; (3) reimbursement to CUCBM for government-imposed fees for CBM exploration rights during the exploration period, which were $65,000 in 2008 and are estimated to be approximately $75,000 in 2009, and in proportion to our participating interest in the development and production periods; and (4) salary and benefits paid to CUCBM professionals during the exploration period, which was approximately $190,000 in 2008 and are estimated to be approximately the same in 2009.  The allocation of salary and benefits for CUCBM professionals during the development and production periods are to be determined by negotiation with CUCBM.

Strategic Alliance with Arrow

On March 13, 2009, the Company and FEEB formed a strategic alliance related to our Qinnan Block with Arrow Energy International Pte Ltd ("Arrow"), the Singapore-based subsidiary of Arrow Energy Limited.  Specifically, on that date, (i) FEEB and Arrow entered into a Farmout Agreement (the "Farmout Agreement") under which, subject to certain conditions, FEEB will assign to Arrow 75.25% of its rights (the "Assignment") in the Qinnan PSC, (ii) the Company, FEEB and Arrow entered into a Securities Purchase Agreement (the "Purchase Agreement"), (iii) FEEB issued an Exchangeable Note, $10 million principal amount (the "Exchangeable Note"), to Arrow for $10 million in cash, (iv) the Company issued a Warrant (the "Warrant") to Arrow for 7,420,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), at an exercise price of $1.00 per share, and (v) the Company and Arrow entered into a Registration Rights Agreement (the "Registration Rights Agreement" and, collectively with the other agreements described in the preceding clauses (i) through (iv), the "Agreements").

Farmout Agreement.  The Farmout Agreement conditions the Assignment on, among other things, the receipt of required approvals from the government of the PRC (collectively, the "Farm-In Conditions") on or prior to October 15, 2009 or such later date as the parties may agree upon (the "Farm-In Deadline").  There can be no assurance that our Chinese partners or the MOC will approve the Farmout Agreement.  The parties are required to exercise their respective commercially reasonable efforts in good faith to satisfy the Farm-In Conditions within the specified timeframe.  Upon satisfaction of the Farm-In Conditions, Arrow will make an initial payment to the Company of $8 million, and, subject to certain conditions, including government approval for the extension of the current exploration period, Arrow will fund all exploration costs associated with the Qinnan PSC up to a maximum of $30 million.  After Arrow reaches such $30 million cap, FEEB and Arrow will share further Qinnan area exploration costs in proportion to their participating interests in the Qinnan PSC, provided that FEEB may, in its discretion, instead elect to assign all of its interest in the Qinnan PSC to Arrow subject to retaining a 2% overriding royalty interest.  In addition, under the Farmout Agreement, if the parties obtain Chinese governmental approval of an ODP for the Qinnan area, Arrow will pay FEEB an additional $8 million in cash as a bonus, and FEEB will have the option to assign all of its interest in the Qinnan PSC to Arrow, while retaining a 5% overriding royalty interest.  If an overall development program is approved, then FEEB and Arrow will share related development costs and any future revenues for such area on a pro-rata basis in accordance with their participating interests in the Qinnan PSC.

If the Farm-In Conditions are not satisfied prior to the Farm-In Deadline, then either party has the right to terminate the Farmout Agreement by delivering notice of such termination to the other party.  In addition to the foregoing, the Farmout Agreement contains certain customary representations, warranties and covenants of the parties.  Further, if certain events of default occur, then FEEB will be entitled to exercise rights to revoke the Assignment and the Farmout Agreement will automatically terminate.

Purchase Agreement.  Under the Purchase Agreement, FEEB issued Arrow the Exchangeable Note, the Company issued Arrow the Warrant and Arrow paid FEEB $10 million in cash.

Exchangeable Note.  The Exchangeable Note has an initial principal amount of $10 million and bears interest at a rate of 8% per annum, beginning on the Farm-In Deadline, with maturity occurring on March 13, 2011 (the "Maturity Date"), unless repaid earlier.  Principal and interest is due and payable on the Maturity Date or earlier if payment is accelerated upon the occurrence and continuance of an event of default (addressed below).

Arrow has the right at any time to exchange the Exchangeable Note in whole or in part for shares of Common Stock at an exchange rate of 21,052.63 shares per $10,000 (or $0.475 per share) of principal and interest (the "Exchange Rate"), subject to certain equitable adjustment mechanisms in the event of a sale of the Company, stock split or similar occurrence.  However, if certain conditions to the effectiveness of the Assignment are satisfied on or before the Farm-In Deadline, the entire principal amount of the Exchangeable Note will automatically be exchanged for shares of Common Stock at the Exchange Rate, subject to the same adjustment mechanisms.

The Exchangeable Note contains certain restrictive covenants applicable to the Company and FEEB, including, among others, restrictions on the incurrence of indebtedness that ranks senior to or pari passu with the Exchangeable Note and restrictions on FEEB's ability to sell all of its rights under Shouyang PSC.  The Company has guaranteed FEEB's payment obligations under the Exchangeable Note.

An event of default will occur under the Exchangeable Note if at any time (i) the Company fails to issue the required shares of Common Stock upon exchange of the Note, (ii) FEEB sells all of its rights under the Shouyang PSC, (iii) any of the Company and its subsidiaries incurs indebtedness that is not subordinated to FEEB's obligations under the Exchangeable Note, (iv) FEEB declares bankruptcy, (v) the Company and its subsidiaries, taken as a whole, cease to carry on all or substantially all of their business or (vi) it becomes unlawful for the Company and FEEB to carry out their material obligations under the Exchangeable Note.  In addition, after the Farm-In Deadline, additional circumstances may trigger an event of default under the Exchangeable Note, including, subject to specified qualifications and limitations, if (i) either the Company or FEEB does not comply with its obligations under the Exchangeable Note or the Securities Purchase Agreement, (ii) any judgment in excess of $1 million is rendered against the Company or any of its subsidiaries and remains undischarged or unvacated for 30 days, (iii) any of the Company and its subsidiaries fails to make any payments on indebtedness, or any of their indebtedness is accelerated, where the amount unpaid or accelerated, as applicable, exceeds $500,000, or (iv) any required governmental or other approvals necessary to maintain the validity of the Exchangeable Note, or allow the Company or FEEB to perform its obligations thereunder, ceases to be in effect.  Under the Exchangeable Note, in certain cases, the Company or FEEB, as applicable, is entitled to notice of a circumstance that may become an event of default and an opportunity to cure the default before it becomes an event of default.  Upon the occurrence of an event of default, Arrow may declare all amounts outstanding under the Exchangeable Note immediately due and payable.

Warrant.  The Warrant entitles Arrow to purchase 7,420,000 shares of Common Stock at an exercise price of $1.00 per share, subject to certain equitable adjustment mechanisms in the event of a sale of the Company, stock split or similar occurrence.  The Warrant may be exercised in whole or in part only upon satisfaction of certain conditions to the effectiveness of the Assignment and is exercisable until the date that is eighteen months from March 13, 2009 (the "Exercise Period").  If, during the Exercise Period, the trading price of the Common Stock equals or exceeds $1.50 per share for fifteen or more consecutive trading days, the Company will have the right to require Arrow either to exercise the Warrant or relinquish its rights thereunder.

Registration Rights Agreement.  The Registration Rights Agreement requires the Company to file a registration statement on or prior to June 11, 2009 on Form S-1 or, if available to the Company, Form S-3 to register the shares issuable upon exercise of the Warrant and upon exchange of the Exchangeable Note (the "Registrable Securities").  The Company must also use its commercially reasonable efforts to have such registration statement declared effective as soon as reasonably practicable following the filing date and to make such amendments and supplements to such registration statement as may be necessary to comply with the Securities Act of 1933, as amended (the "Securities Act"), and to keep such registration statement effective with respect to the Registrable Securities for up to two years.

Marketing and Transportation of Our CBM in China

The marketability of any gas production will depend, in part, upon the availability, proximity and capacity of pipelines, gas gathering systems and processing facilities and upon reaching an agreement with an authorized entity which may include our Chinese partner company. We may transport our CBM through pipelines or by compressing or liquefying the CBM for transportation. CBM projects traditionally require multiple wells to properly dewater the coal and generate predictable volumes of gas. It is not yet possible to predict volumes so firm decisions about marketing the CBM cannot yet be made.

Pipelines in Shanxi Province.  Currently, two pipelines traverse China in proximity to our Shanxi Province projects.  A pipeline company is currently constructing an intra-provincial pipeline network in Shanxi Province.  One branch of that network is currently planned to be constructed across or directly adjacent to our current area of drilling in the northern portion of the Shouyang Block.  The pipeline company has expressed interest in transporting our gas if we achieve commercial levels of production; however, commercial negotiations must be undertaken in conjunction with CUCBM or CNPC and have not yet commenced.  No compressed natural gas ("CNG") facility, liquefied natural gas ("LNG") plant or other off-take vehicle currently exists near our Shanxi Province projects.  We have had discussions with entities engaged in the business of acquiring, transporting and selling CNG and interest has been expressed in purchasing gas from our Shouyang project.  If we achieve desired levels of production, we will consider building a CNG facility and in conjunction with our Chinese partner companies and Arrow, if our farmout with respect to the Qinnan PSC is successful, we may enter into formal commercial negotiations with one or more of the above mentioned entities.  Pipelines may need to be built on those projects to connect to larger pipelines to transport any CBM that may be produced from those projects.   We estimate the initial cost for these connecting pipelines and compression facilities may be in the range of $10 million to $20 million or more.  If CUCBM elects a 30% participating interest in our Shanxi Province project, our net costs would be reduced accordingly.  Additionally, if we are successful in assigning 75.25% of our current participating interest in the Qinnan PSC to Arrow, our net cost with respect to any project for that PSC would be reduced accordingly.  There is no assurance that any of the existing pipelines we might desire to connect to in the future will have sufficient capacity available to meet our requirements or the costs of using such pipelines would be economical.  Additionally, there is no assurance that we will be able to use the existing pipeline on terms acceptable to us or at all, as the PRC does not require open access to pipeline infrastructure be allowed.

Pipelines in Yunnan Province.  There are no pipelines in the vicinity of our Yunnan Province projects, and we estimate the initial cost to construct a connecting  pipeline and compression facilities from our project to the nearest large city, Kunming, may be in the range of $20 million to $50 million or more.  If CUCBM elects a 40% participating interest in our Yunnan Province project our costs would be reduced accordingly.  Because there is no gas pipeline, CNG facility, LNG plant or other off-take vehicle in near proximity to these wells, our ability to sell CBM produced on these projects to communities outside the general area will be contingent upon a pipeline, CNG facility or LNG plant being built near the Enhong-Laochang project.

Compressed Natural Gas.  If we have initial commercial production of CBM from our Shanxi Province projects, then, prior to the point at which production reaches pipeline quantities, we could potentially begin to market the CBM produced to local markets as CNG.  CNG is an alternative to the construction of a pipeline or LNG facility and is especially appropriate for early stage gas production where gas volumes are lower.  Thus we may determine to pursue CNG facilities in order to earn revenues from any early production of CBM. Production of CNG would require the installation of a CNG facility. We estimate that this alternative would cost approximately $500,000 to $1.5 million or more for a CNG facility which would be capable of processing approximately 3.5 million cubic feet ("MMcf") of natural gas per day.

LNG Facility.  To generate revenue in China prior to the point at which production reaches pipeline quantities, we may elect to construct LNG facilities on our properties. This would allow CBM to be produced and sold in the period before we achieve production in sufficient quantities to justify constructing short connecting pipelines to either of  the two pipelines in the Shanxi Province, or before a pipeline or other offtake facility is operational in the Yunnan Province. We estimate that a 100-ton per day LNG facility, which would liquefy approximately five MMcf of natural gas per day, would cost approximately $10 million to $20 million or more to construct. We estimate that a 1,000-ton per day facility capable of liquefying 50 MMcf of natural gas per day would cost $50 million to $100 million or more.  Construction of an LNG facility is expected to take at least two years.  Transportation of LNG would also require building specially-designed transportation trucks and regasification facilities at a cost that we are not able to accurately estimate.  It may also be possible to contract for such transportation and regasification services although we are not able to accurately estimate the cost of such services.

We do not currently have the funds to build these facilities or contract for these services. We will be required to raise additional funds through debt or equity financing, a strategic partnership or other means to complete these facilities. It is not likely that any such facilities will be built until favorable results are obtained from several wells. We are delaying any decision regarding the construction of CNG facilities, LNG facilities or pipelines until such time as significant CBM production volumes are achieved. We believe this delay may allow us to avoid construction costs to the extent other strategic partners attracted by our prospects, have constructed, are constructing or are planning to construct, such facilities.

CBM Natural Gas Pricing.  Unlike traditional natural gas produced in China, the market price of CBM natural gas is not regulated by the Chinese government.  Based on our research on the prevailing gas market conditions in China, we expect to receive market-driven, competitive pricing for our future gas production, regardless of whether we deliver our gas through a pipeline or in the form of CNG or LNG.  In addition to the fees described herein, upon commencing commercial sales of CBM, the PRC government will be entitled to certain royalties and taxes described in the PSCs.

Our Competition

The energy industry is highly competitive in all of its phases. Competition is particularly intense with respect to the acquisition of desirable producing properties, the acquisition of CBM prospects suitable for enhanced production efforts, the hiring of experienced personnel and the marketing of resources. Our competitors in CBM acquisition, development, and production include major integrated oil and gas companies and substantial independent energy companies, many of which possess greater financial and other resources.

Safety and Health Matters

   We employ numerous safety precautions and emergency response plans designed specifically for our exploration activities in China to ensure the safety of our employees and independent contractors.  We have maintained a strong safety record which includes no lost-time accidents in the past 3.5 years-plus and no major environmental incidents.  We also conduct our operations in accordance with various laws and regulations concerning occupational safety and health.  As protection against operating hazards and environmental risks, we maintain insurance coverage against some, but not all, potential injuries and losses.  In addition, we require service providers we engage to maintain similar insurance coverage.

Regulations Impacting Our Business

Our operations will be subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations require the acquisition of a permit before drilling commences; restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities; limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas impose substantial liabilities for any pollution resulting from our operation and limit our discretion in marketing any production.

The exploration and production of CBM in China is regulated by and affected by the policies of multiple administrative bodies including the NDRC, the MOC, the MLR, CNPC and CUCBM.  The Mineral Resources Law and the related regulations are the primary source of law governing the exploration and production of coalbed methane in China.

The NDRC is responsible for the development and strategic upgrade of key industries in China, including the CBM industry.  Policy making decisions of the NDRC could, therefore, affect our company.  Additionally, the MOC has many policy setting functions and, through its Foreign Investment Administration (the "FIA"), the MOC is directly responsible for foreign investment in China.  Our PSCs and the subsequent amendments to those contracts were, and continue to be, subject to approval of the MOC.   Within the FIA, the Service Trade Division also regulates the public utilities in urban areas, various pipeline networks, transportation and CBM exploration and production and, therefore, the division's policies, rules and regulations could effect our future strategy and operations for transportation and distribution of any CBM production.

The rules and regulations of the MLR and, in particular, CUCBM more directly affect the CBM industry in China as well as our operations.  The MLR is the principal authority regulating the CBM industry in China.  It has authority over the designation of land for exploration, the approval of geological reserve reports, the review and granting of licenses for exploration and production and the administration of the registration and assignment of exploration and production licenses.  Presently, CUCBM has the right to partner with foreign investors in CBM activities.   As previously discussed, CNPC is in the process of trying to obtain the right to partner with foreign investors, and if successful, CNPC will become our partner on the Qinnan Block.  This partnership relationship is administered and delineated in whole or part through the PSC vehicle.  In the PSCs, CUCBM represents that they have full authority to contract with foreign investors for the purpose of exploring and producing CBM.  Because only a Chinese party can hold an exploration license for CBM, CUCBM applies to MLR for the exploration licenses on behalf of foreign investors.  In operating under the PSCs, our primary interaction with Chinese administration is with CUCBM and the JMC that administers our PSC.  The JMC consists of members of our management team and representatives of CUCBM and it meets on a periodic basis to, among other things, discuss and make decisions concerning our exploration and development progress and plans, including budgets and capital expenditure commitments.  Under the terms of the PSCs, we must obtain CUCBM's consent to certain actions, including the transfer of any rights under the PSCs.  Additionally, the PSCs authorize us to sell CBM directly into the market but our marketing efforts may be limited by certain Chinese regulations that require companies to have a permit not generally available to foreign companies to sell gas in certain Chinese localities.

Our Employees

As of March 4, 2009, we had 23 employees in China and 8 employees in the United States for a total of 31 employees, all of whom were employed by us on a full-time basis.

Item 1A. RISK FACTORS

Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21B of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "project," "expect," "consider" and similar expressions, as they relate to us, are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions described in this report.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Actual results could differ materially from those projected in such forward-looking statements. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include: our lack of operating history; limited and potentially inadequate management of our cash resources; disruptions in credit and investment markets; our inability to extend the term of any of our PSCs; risks and uncertainties associated with exploration, development and production of CBM; expropriation and other risks associated with foreign operations; matters affecting the energy industry generally; lack of availability of oil and gas field goods and services; environmental risks; drilling and production risks; changes in laws or regulations affecting our operations, as well as other risks described in this report and our subsequent filings with the Securities and Exchange Commission (the "SEC").

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

We are not able to accurately predict when we will recognize meaningful revenues.  We expect to experience operating losses and negative cash flow for the foreseeable future.  On March 13, 2009, we formed a strategic alliance related to our Qinnan Block with Arrow. See Item 1 – Business – "Strategic Alliance with Arrow" for additional information.  Assuming that we obtain approval from our Chinese partner company and the MOC, and satisfy the other conditions under the Farmout Agreement with Arrow prior to October 15, 2009, then the additional payment due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our current minimum exploration expenditures for all three of our PSCs through early 2010.  Management will continue to seek to raise additional capital to continue operations and to meet future expenditure requirements necessary to retain our rights under the PSCs.  Management intends to seek to obtain funds by entering into a strategic relationship or transaction, such as a joint venture or farmout, and/or obtaining debt or equity financing.  The global financial crisis has created liquidity problems for many companies and financial institutions and international capital markets have stagnated, especially in the United States and Europe.  A continuing downturn in these markets could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through the sale of our securities.  The ongoing crisis has created a difficult environment in which to negotiate and consummate a transaction.  While we will continue to seek to raise funds, there can be no assurance that we will be able to enter any strategic relationship or transaction or that we will be successful in obtaining funds through debt or equity financing.  Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  In particular, any transfer of our rights under the PSCs will require the approval of CUCBM.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer.  In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt or equity financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements.

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

If our operating requirements or drilling obligations materially change from those currently planned, we may require more capital than currently anticipated or may be required to raise capital earlier than anticipated.  For example, it is possible that MLR, CUCBM or CNPC could seek to, among other things, increase our capital expenditures or accelerate our drilling program.  If we are unable to commit to the expenditures or accelerate our drilling and dewatering efforts it may adversely affect our ability to extend the terms of our PSCs.  Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing stockholders.  If we fail to obtain the necessary funds to complete our exploration activities under our production sharing contracts, and we cannot obtain extensions to the requirements under our production sharing contracts, we would not be able to successfully complete our exploration activities and we may lose rights under our production sharing contracts.

We must obtain extensions for our PSCs to continue our operations in China.

We have commenced the extension application process for our PSCs.  Unless extended, our three PSCs under which we have the right to develop our properties in the Yunnan and Shanxi Provinces will expire on June 30, 2009.  We have begun the extension application process by conducting preliminary discussions with and submitting a formal application to our Chinese partner company for each of the Shouyang, Qinnan and Yunnan PSCs.  Additionally, the JMC for the Shouyang PSC has adopted a resolution recommending extension.  The Qinnan and Yunnan extensions will be discussed in the JMC meetings related to each PSC to be held in the near future.  After the recommendation for extension of any PSC, the extensions and associated modifications to the PSC will require MOC approval.  There can be no assurance that we will be successful in extending the PSCs. Additionally, in connection with obtaining the extensions, we may be required to commit to certain expenditures for any or all of our PSCs.  However, if we are unable to raise sufficient funds to commit to these expenditures, it may adversely affect our ability to extend any or all of our PSCs.

We are in the initial exploration phase and have substantial capital requirements that, if not met, will hinder our ability to continue as a going concern.

We face significant challenges, expenses and difficulties as a development stage company seeking to explore, develop and produce coalbed methane gas. The development of our projects in China will require that we obtain funding to satisfy very significant expenditures for exploration and development of these projects, if they are successful. We will also require resources to fund significant capital expenditures for exploration and development activities in future periods. In this regard, CUCBM or CNPC could seek to renegotiate our PSCs to, among other things, increase our expenditures or accelerate our drilling program beyond the minimum contractual requirements under our PSCs.  As discussed above, assuming that we obtain approval from our Chinese partner company and the MOC, and satisfy the other conditions under the Farmout Agreement with Arrow prior to October 15, 2009, then the additional payment due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our current minimum exploration expenditures for all three of our PSCs through early 2010.  Our success will depend on our ability to obtain additional financing to fund our capital expenditures. If we cannot obtain adequate capital, and we cannot obtain extensions to the requirements under our production sharing contracts, we will not be able to successfully complete our exploration and development activities, and we may lose rights under our production sharing contracts. This would materially and adversely affect our business, financial condition and results of operations.

Continued disruption in national and international investment and credit markets or fraud or embezzlement of funds at the financial institutions which hold our assets may adversely affect our business, financial condition and results of operation.

The recent meltdown of and disruptions in the global financial system have led to a significant slowdown in capital market activities, a scarcity of credit, tighter lending standards and higher interest rates and costs of capital. Current market conditions may continue or worsen.  We can make no assurances that we will be able to obtain additional equity or debt financing to fund our anticipated drilling, exploration and operation costs on terms that are acceptable to us or at all.  In the absence of capital obtained through a strategic relationship or transaction with one or more interested companies, or through an equity or debt financing, our ability to operate and to meet our obligations under our production sharing contracts would be impaired, which would have a material adverse effect on our business, financial condition and results of operation and may affect our ability to continue as a going concern.

Our cash and cash equivalents are liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with reputable major financial institutions in deposit accounts and U.S. government securities money market accounts. Deposits with these institutions exceed the Federal Deposit Insurance Corporation's insurance limits or similar limits in foreign jurisdictions. If one or more of these institutions are unable to honor our withdrawal requests or redeem our shares in our deposit or money market accounts as a result of the institution's financial condition, fraud, embezzlement or otherwise, it could have an adverse affect on our business, financial condition and results of operations.

The development of CBM properties involves substantial risks and we cannot assure that our exploration and drilling efforts will be successful.

The business of exploring for and, to a lesser extent, developing and operating CBM properties involves a high degree of business and financial risk that even a combination of experience, knowledge and careful evaluation may not be able to overcome. The selection of prospects for CBM gas drilling, the drilling, ownership and operation of CBM wells and the ownership of interests in CBM properties are highly speculative. Our well data, including information relating to permeability and coal thickness, is preliminary in nature.  We cannot predict whether any prospect will produce CBM or whether, even if producing, such prospect will produce commercial quantities of CBM.

Drilling for CBM gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce coalbed methane in sufficient quantities or quality to realize enough net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain and cost overruns are common. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control, including but not limited to uncooperative inhabitants, title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment and services. In addition, other factors such as permeability, structural characteristics of the coal, or the quality or quantity of water that must be produced, may hinder, restrict or even make production impractical or impossible.

Drilling and completion decisions generally are based on subjective judgments and assumptions that are speculative. We may drill wells that, although productive, do not produce CBM in economic quantities. It is impossible to predict with certainty the production potential of a particular property or well. Furthermore, the successful completion of a well does not ensure a profitable return on the investment. A variety of geological, operational, or market-related factors, including, but not limited to, unusual or unexpected geological formations, pressures, equipment failures or accidents, fires, explosions, blowouts, cratering, pollution and other environmental risks, shortages or delays in the availability of drilling rigs and the delivery of equipment, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well, or otherwise prevent a property or well from being profitable. We contract with drilling companies to drill certain of our wells in China and we face the risk that the other party may not perform, which may delay our drilling program. A productive well may also become uneconomic in the event of excessive water or other deleterious substances are encountered, which impair or prevent the production of natural gas from the well. In addition, production from any well may be unmarketable if it is contaminated with water or other deleterious substances. We cannot assure that wells drilled by us will be productive or, even if productive, will produce CBM in economic quantities so that we will recover all or any portion of our investment.  In the event we are not successful, we may be required to write off some or all of the capitalized well costs on our financial statements.

We have no current source of revenue.

We will not generate material revenues from our existing properties until we have successfully completed exploration and development, and started production of CBM.  We are not able to accurately predict when we will recognize meaningful revenues.  Additionally, pipelines must be built to connect to larger pipelines or compressed or liquified natural gas facilities must be constructed on our Shanxi Province projects to process and transport our CBM, and no facilities exist to transport or process CBM near our Yunnan Province projects. Our ability to realize revenues from any producing wells may be impaired until these facilities are built out or arrangements are made to deliver our production to market.

We are a development stage company and, thus, we have no relevant operating history for the purpose of evaluation of our performance and prospects.

We have been engaged principally in developing and implementing strategic operating and exploration plans, raising capital, hiring personnel, entering into contracts, acquiring rights to explore, develop, produce and sell CBM, and drilling, testing and completing of exploratory wells. We do not have operating experience in the distribution and marketing of CBM gas in China. We are considered a development stage company for accounting purposes because we have generated no revenues to date. Accordingly, we have no relevant operating history upon which you can evaluate our performance and prospects. In addition, we cannot forecast operating expenses based on our historical results and our ability to accurately forecast future revenues is limited. As a result of our limited operating history, we are more susceptible to business risks including risks of unforeseen capital requirements, failure to establish business relationships, and competitive disadvantages against larger and more established companies.

We have a history of losses, and expect to incur losses in the foreseeable future. If we do not achieve profitability, our financial condition and the value of our common stock will suffer.

To date, we have no revenues from the sale of CBM.  We incurred net losses applicable to common stockholders for the years ended December 31, 2008, 2007, and 2006. We expect to experience operating losses and negative cash flow for the foreseeable future. We must obtain additional financing and generate sufficient revenues to fund anticipated drilling, exploration and operation costs and to achieve and maintain profitability. We cannot guarantee that we will ever generate sufficient revenues to achieve profitability, which will negatively impact the price of our common stock. If we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability in the future.

We must complete multiple CBM wells on our Shanxi Province and Yunnan Province projects before we can commence production.

To date, we have drilled 8 horizontal wells, 19 vertical wells and 3 deviated wells in the Shanxi Province projects and 9 vertical wells and 4 deviated wells in Yunnan Province.  While subject to periodic maintenance, we have achieved continuous gas production in some of these wells.  At this early stage, the volumes being produced while dewatering are still small and the data obtained is not yet sufficient to be able to project the peak gas production volume or to be able to conclude whether the wells will produce gas in commercial volumes.  None of the other wells we have drilled to date are currently producing CBM gas as they are undergoing or will undergo dewatering and production testing.  However, even if all our current wells reach production status, they may not produce enough CBM gas to achieve commercial viability.  For each project, we are analyzing and evaluating drilling data obtained in an effort to determine how many additional wells we have to drill in order to begin production of commercial volumes. We cannot make any assurances that we will have the resources to drill enough additional wells in the Shanxi and Yunnan Provinces to commence production in the areas. As a result, even though we may have producing properties in the region, we may not be in a position to derive any revenues from such wells. Actual production may vary materially from preliminary test results, including the results to date for our first horizontal well.  Actual production from the wells may be at recovery rates and gas quality materially different than our first indications.

We are a holding company and we rely on our subsidiaries for dividends and other payments for funds to meet our obligations.

We are principally a holding company with substantially all of our assets relating to operations in China being owned by our subsidiary, FEEB.  Consequently, we have no direct operations and are not expected to own a significant amount of assets other than the outstanding capital stock of our subsidiaries, including FEEB, and cash and cash equivalents.  Because we conduct our operations through our subsidiaries, if and when we commence commercial production of CBM, we will depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations and to pay dividends, if any, with respect to our common stock. The jurisdictions of our subsidiaries may impose restrictions on or require government approval of dividends or certain payments by the subsidiaries. All of our subsidiaries will be separate and independent legal entities and will have no legal obligation whatsoever to pay, and may be contractually restricted from paying any dividends, distributions or other payments to us.

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

Our business strategy concentrates on exploration and development of CBM gas in China. There is an inherent risk in not having a diverse base of properties in exploration and development, because we will not have alternate sources of revenue if we are not successful with our current exploration and development activities. As we will invest substantially all of our assets in this market, we may be more affected by any single adverse economic, political or regulatory event than a more diversified entity. Our failure in the exploration and development of our CBM property rights in China would have a material adverse affect on our business.

We may not be able to develop a proven reserve base.

Our future success will depend upon our ability to find and develop CBM reserves.  Any CBM reserves that we develop will decline as CBM production occurs.  To develop reserves and production, we must implement our exploration, development and production programs and identify and produce from previously overlooked or by-passed zones and shut-in wells.  Our current strategy is to develop a reserve base, production and cash flow through the development of CBM fields in our Shanxi Province and Yunnan Province projects.  We can give no assurance that our planned exploration and development activities will result in any reserves or that we will have any success in discovering and producing reserves at economical exploration and development costs.

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

Risks Relating to Our Operations in China

No facilities presently exist to transport or process CBM near our Yunnan Province projects, and, although larger pipelines exist in proximity to our Shanxi Province projects, pipelines must be built to connect to larger pipelines and facilities must be added to compress or liquefy and perhaps to transport any CBM that may be produced from those projects.

The marketability of any production will depend, in part, upon the availability, proximity and capacity of pipelines, gas gathering systems and processing facilities. We may transport our CBM through pipelines or by compressing or liquefying the CBM for transportation.

Currently, two pipelines traverse China in proximity to our Shanxi Province projects.  A pipeline company is currently constructing an intra-provincial pipeline network in Shanxi Province.  One branch of that network is currently planned to be constructed across or directly adjacent to our current area of drilling in the northern portion of the Shouyang Block.  The pipeline company has expressed interest in transporting our gas if we achieve commercial levels of production; however, commercial negotiations must be undertaken in conjunction with CUCBM or CNPC and have not yet commenced.  No compressed natural gas ("CNG") facility, liquefied natural gas ("LNG") plant or other off-take vehicle currently exists near our Shanxi Province projects.  We have had discussions with entities engaged in the business of acquiring, transporting and selling CNG and interest has been expressed in purchasing gas from our Shouyang project.  If we achieve desired levels of production, we will consider building a CNG facility and in conjunction with our Chinese partner company, we may enter into formal commercial negotiations with one or more of the above mentioned entities.  Pipelines may need to be built on those projects to connect to larger pipelines to transport any CBM that may be produced from those projects.   We estimate the initial cost for these connecting pipelines and compression facilities may be in the range of $10 million to $20 million or more.  If CUCBM elects a 30% participating interest in our Shanxi Province project, our net costs would be reduced accordingly.  There is no assurance that any of the existing pipelines we might desire to connect to in the future will have sufficient capacity available to meet our requirements or the costs of using such pipelines would be economical.  Additionally, there is no assurance that we will be able to use the existing pipeline on terms acceptable to us or at all, as the PRC does not require open access to pipeline infrastructure be allowed.

Pipelines in Yunnan Province.  There are no pipelines in the vicinity of our Yunnan Province projects, and we estimate the initial cost to construct a connecting  pipeline and compression facilities from our project to the nearest large city, Kunming, may be in the range of $20 million to $50 million or more.  If CUCBM elects a 40% participating interest in our Yunnan Province project our costs would be reduced accordingly.  Because there is no gas pipeline, CNG facility, LNG plant or other off-take vehicle in near proximity to these wells, our ability to sell CBM produced on these projects to communities outside the general area will be contingent upon a pipeline, CNG or LNG plant being built near the Enhong-Laochang project.

Compressed Natural Gas.  If we have initial commercial production of CBM from our Shanxi Province projects, then, prior to the point at which production reaches pipeline quantities, we could potentially begin to market the CBM produced to local markets as CNG.  CNG is an alternative to the construction of a pipeline or LNG facility and is especially appropriate for early stage gas production where gas volumes are lower.  Thus we may determine to pursue CNG facilities in order to earn revenues from any early production of CBM. Production of CNG would require the installation of a CNG facility. We estimate that this alternative would cost approximately $500,000 to $1.5 million or more for a CNG facility which would be capable of processing approximately 3.5 million cubic feet ("MMcf") of natural gas per day.

LNG Facility.  To generate revenue in China prior to the point at which production reaches pipeline quantities, we may elect to construct LNG facilities on our properties. This would allow CBM to be produced and sold in the period before we achieve production in sufficient quantities to justify constructing short connecting pipelines to the Shanjing II and West-East pipelines in the Shanxi Province, or before a pipeline or other offtake facility is operational in the Yunnan Province. We estimate that a 100-ton per day LNG facility, which would liquefy approximately five MMcf of natural gas per day, would cost approximately $10 million to $20 million or more to construct. We estimate that a 1,000-ton per day facility capable of liquefying 50 MMcf of natural gas per day would cost $50 million to $100 million or more.  Construction of a LNG facility is expected to take at least two years.  Transportation of LNG would also require building specially-designed transportation trucks and regassification facilities at cost yet to be determined.  It may also be possible to contract for such transportation and regassification services, also at cost yet to be determined.

We do not have funds to build any of these facilities or contract for these services. Our success will depend on our ability to raise additional funds through financings or other means or to find a strategic partner to complete these facilities.

Substantially all of our assets and operations are located in China.

Substantially all of our assets and operations are located in China.  Accordingly, our business is subject to a significant extent, to the economic, political, and legal developments in China.  China is a developing country, has only recently begun participating in global trade with its accession to the World Trade Organization, and has only a limited history of trade practices as a nation. We are subject to the laws, rules, regulations, and political authority of the government of China. We may encounter material problems while doing business in China, such as interactions with the Chinese government and uncertain foreign legal precedent pertaining to developing CBM gas in China. Risks inherent in international operations also include, but are not limited to, the following:

•	Global economic conditions;
•	Local currency instability;
•	Inflation;
•	The risk of realizing economic currency exchange losses when transactions are completed in currencies other than U.S. dollars;
•	The ability to repatriate earnings under existing exchange control laws; and
•	Political unrest.

Changes in domestic and foreign import and export laws and tariffs can also materially impact international operations. In addition, foreign operations involve political, as well as economic risks, including:

•	Nationalization;
•	Expropriation;

•	Contract renegotiations;
•	Trade protection;
•	Government intervention and price fixing in certain markets; and
•	Changes in laws resulting from governmental changes.

Additionally, CUCBM and CNPC are subject to rules and regulations of China and the jurisdiction or influence of other governmental agencies in China that may adversely affect their ability to perform under, or our rights in our PSCs with them.  These rules and regulations may affect our rights under or PSCs by potentially limiting, renegotiating or precluding us from exploring and developing the full acreage provided for and may also affect the opportunities and obligations under our PSCs. CUCBM and CNPC could seek to, among other things, increase our expenditures or accelerate our drilling program beyond the minimum contractual requirements under our PSCs. We must comply with certain procedural requirements under our PSCs and with CUCBM in order to obtain the reimbursement of costs incurred under the PSCs. We cannot assure you that we will recover or that CUCBM will approve reimbursement of all costs incurred under the PSC, which could adversely impact our business, financial conditions and results of operations. In the event of a dispute, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States. We may also be hindered or prevented from enforcing our rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity.

We are exposed to foreign currency risk.

In July 2005, the Chinese government began to permit the Chinese RMB to float against the U.S. Dollar.  All of our costs to operate our Chinese offices are paid in Chinese RMB. Our exploration costs in China may be incurred under contracts denominated in Chinese RMB or U.S. Dollars.  If the value of the U.S. Dollar falls in relation to the Chinese RMB, the cost to us of funding our Chinese operations would rise because more U.S. Dollars would be required to fund the same expenditures in RMB. Conversely, if the value of the U.S. Dollar rises in relation to the Chinese RMB, the change in exchange rates would decrease our dollar cost to fund operations in China.

To date, we have not engaged in hedging activities to hedge our foreign currency exposure.  In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.  However, we may not be successful in reducing foreign currency exchange risks, and as a result, we may from time to time experience losses resulting from fluctuations in the value of the Chinese RMB.  During 2008, the U.S. Dollar to RMB exchange rate fluctuated from a minimum of 1:6.75 to a maximum of 1:7.29, with a yearly average of 1:6.96.

Inflation may adversely affect our financial condition and results of operations.
Although inflation has not materially impacted our operations in the recent past, increased inflation in China or the U.S. could have a negative impact on our operating and general and administrative expenses, as these costs could increase.  China has recently experienced inflationary pressures, which could increase our costs associated with our operations in China.  The inflation rate for 2008 was approximately 5.9%, according to National Bureau of Statistics of China.  In recent months, the Company has increased its use of Chinese suppliers, including drilling contractors, that are paid in RMB.  In the future, inflation in China may results in higher minimum expenditure requirements under our PSCs if CUCBM adjusts these requirements for inflation.  A material increase in these costs as a result of inflation could adversely affect our operations and, if there are material changes in our costs, we may seek to raise more funds earlier than anticipated.

We risk the effects of general economic conditions in China.

Any future CBM sales could be adversely affected by a sustained economic recession in China. As our operations and end user markets are primarily in China, a sustained economic recession in that country could result in lower demand or lower prices for the natural gas to be produced by us.  The recent meltdown of and disruptions in the global financial system may adversely impact China's growth rates.

We may depend on a few customers when we begin selling our gas production.

At present, we have no CBM gas sales contracts pending and we are not able to accurately predict when we will recognize meaningful revenues from our gas production.  However, when we begin selling our gas production, there may be only a small number of entities we can contract with which will purchase any gas we may produce.  Losing any such potential contract or client would have a material negative impact on our business.

Risks Related to the Oil & Gas Industry

The volatility of natural gas and oil prices could harm our business.

Our future revenues, profitability and growth as well as the carrying value of our oil and gas properties depend to a large degree on prevailing oil and gas prices. Commercial lending sources are not currently available to us because of our lack of operating history and income. Our ability to borrow and to obtain additional equity funding on attractive terms also substantially depends upon oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for oil and gas, uncertainties within the market and a variety of other factors beyond our control. These factors include weather conditions in China, the condition of the Chinese economy, the activities of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternative fuel sources. The prices for oil and natural gas production have declined substantially during 2008 and may further decline in the future as a result of the recent meltdown of the global financial system, which would adversely affect our business. Prices for oil and natural gas have been and are likely to remain extremely unstable.

We may not be able to successfully compete with rival companies.

The energy industry is highly competitive in all its phases. Competition is particularly intense with respect to the acquisition of CBM prospects suitable for enhanced production efforts, and the hiring of experienced personnel. Our competitors in CBM acquisition, development, and production include major integrated oil and gas companies in addition to substantial independent energy companies. Many of these competitors possess and employ financial and personnel resources substantially greater than those that are available to us and may be able to pay more for desirable producing properties and prospects and to define, evaluate, bid for, and purchase a greater number of producing properties and prospects than we can. Our financial or personnel resources to generate revenues in the future will depend on our ability to select and acquire suitable producing properties and prospects in competition with these companies.

The production and producing life of wells is uncertain and production will decline.

If any well becomes commercially productive, it will not be possible to predict the life and production of that well. The actual producing lives could differ from those anticipated. Sufficient CBM may not be produced for us to receive a profit or even to recover our initial investment. In addition, production from our CBM gas wells, if any, will decline over time, and does not indicate any consistent level of future production.

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

We are subject to environmental regulation that can materially and adversely affect the timing and cost of our operations.

Our exploration and proposed production activities are subject to certain laws and regulations relating to environmental quality and pollution control. Our operations in China are governed by PSCs and the Shanxi farmout agreements. We are subject to the laws, decrees, regulations and standards on environmental protection and safety promulgated by the Chinese government. Various government laws and regulations concerning the discharge of incidental materials into the environment, the generation, storage, transportation and disposal of waste or otherwise relating to the protection of public health, natural resources, wildlife and the environment, affect our current exploration efforts and future development, processing and production operations and the costs related to them. These regulations require us to obtain environmental permits to conduct seismic acquisition, drilling or construction activities. Such regulations also typically include requirements to develop emergency response plans, waste management plans, environmental plans and spill contingency plans.

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

Risks Relating to our Securities

We have registered for resale a substantial amount of our outstanding shares of common stock and shares of common stock underlying warrants and options and shares of our common stock that cannot currently be traded without restriction that may become eligible for trading in the future.  We cannot predict the effect future sales of our common stock will have on the market price of our common stock.

On December 31, 2008, we had 500 million shares of common stock authorized, of which approximately 161 million shares of common stock were issued and outstanding.  Of the issued and outstanding shares, 7 million, or 14%, were "restricted stock" subject to resale restrictions.  As of December 31, 2008, we had 23.9 million shares of common stock subject to options and warrants.  As of March 16, 2009, we had 31.3 million shares of common stock subject to options and warrants, including the shares underlying the Warrant sold to Arrow for the purchase of up to 7.4 million shares of common stock.  Additionally, 9.7 million shares underlying options and warrants may be considered to be restricted stock upon issuance.  Our shares of restricted stock will be available for trading in the future, so long as all the requirements of Rule 144, promulgated under the Securities Act, are met.  In conjunction with the sale of the Warrant, we also issued the Exchangeable Note to Arrow, the principal of which is exchangeable for up to 21,052,632 shares of common stock (any interest will also be exchangeable).  We have agreed to register for resale the shares of common stock underlying the Warrant and the Exchangeable Note.

We cannot predict the effect, if any, that future sales of our common stock will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of common stock, such as the outstanding securities registered or to be registered on registration statements, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

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

The price of our common stock could be volatile.

The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control:

•	Variations in our quarterly operating results;
•	Changes in market valuations of oil and gas companies;
•	Announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	Failure to extend the terms of our production sharing contracts;
•	Additions or departures of key personnel;
•	Future sales of our common stock;

•	Stock market price and volume fluctuations attributable to inconsistent trading volume levels of our common stock; and
•	Commencement of or involvement in litigation.

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

Our board of directors has the authority, without further action by the stockholders, to issue up to 500 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500 million shares of common stock authorized under our charter documents, of which approximately 161 million shares are issued and outstanding as of March 4, 2009. The issuance of preferred stock could have the effect of restricting dividends on the common stock or delaying or preventing our change in control without further action by the stockholders. While we have no present plans to issue any shares of preferred stock, we may need to do so in the future in connection with capital raising transactions. In addition, we may issue additional shares of common stock or other equity securities, including securities convertible into shares of common stock, in connection with capital raising activities. The issuance of additional common stock would also have a dilutive impact on our stockholders' ownership interest in our company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Undeveloped  Acreage

The following table summarizes the acreage subject to our production sharing contracts covering the following undeveloped acreage in China as of December 31, 2008:

			Net Acres
	Gross Acres		Maximum (1)	Minimum (2)
China:
Shouyang Block, Shanxi Province	485,000		485,000	340,000
Qinnan Block, Shanxi Province	573,000	(3)	573,000	401,000
Enhong and Laochang Areas, Yunnan Province	265,000		265,000	159,000

(1) Assuming the Chinese partner company chooses not to participate.
(2) Assuming the Chinese partner company chooses to maximize its participation.
(3) Under the Farmout Agreement entered into in connection with our strategic alliance related to our Qinnan Block with Arrow, subject to certain conditions precedent including most notably approval by appropriate Chinese governmental authorities, we will assign 75.25% of our participating interest in the Qinnan PSC to Arrow.  For additional information on the strategic alliance, see Item 1. "Business - Strategic Alliance with Arrow."

For further discussion of our interests in these properties, see the discussion of our production sharing contracts and farmout agreements under "Our Holdings in the Shanxi Province of the People's Republic of China" and "Our Holdings in the Yunnan Province of the People's Republic of China" contained in Item 1, Business.

Other Properties

Our principal office is located at 363 N. Sam Houston Parkway East, Suite 380, Houston, Texas 77060. The principal office consists of approximately 5,770 square feet under lease at December 31, 2008.  We also maintain offices under lease in the following cities of the People's Republic of China:  Beijing, Taiyuan, and Kunming.

ITEM 3. LEGAL PROCEEDINGS

We have no knowledge of any pending or threatened material litigation, settlement of litigation, or other material claim involving us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
2008
First Quarter	$1.00	$0.38
Second Quarter	$0.99	$0.45
Third Quarter	$0.70	$0.22
Fourth Quarter	$0.32	$0.09

2007
First Quarter	$1.18	$0.75
Second Quarter	$1.92	$0.81
Third Quarter	$1.68	$1.02
Fourth Quarter	$1.50	$0.84

On March 4, 2009, we had 161,292,283 shares of common stock outstanding and we had approximately 92 stockholders of record as of March 4, 2009.  There are an estimated 3,200 beneficial owners of our common stock, including shares held in street name.

We currently intend to retain all future earnings to fund the development and growth of our business. We have not paid dividends on our common stock and do not anticipate paying cash dividends in the immediate future. We did not repurchase any of our equity securities in 2008 and have not adopted a stock repurchase program.

Stock Performance Graph

The following graph compares the performance of the Company's common stock with that of the S&P 500 Index and the Dow Jones Oil & Gas Index. The graph sets forth the cumulative total stockholder return, which assumes reinvestment of dividends, of a $100 investment on December 31, 2003 in the Company's common stock, the S&P 500 Index and the Dow Jones Oil & Gas Index.

COMPARE CUMULATIVE TOTAL RETURN
AMONG FAR EAST ENERGY CORPORATION,
S&P 500 INDEX AND DOW JONES OIL & GAS INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC.31, 2008

	Cumulative Total Return
	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Far East Energy Corporation	$100.00	$37.20	$41.46	$27.74	$29.27	$5.34
S&P 500 Index	100.00	110.88	116.33	134.70	142.10	89.53
Dow Jones Oil & Gas Index	100.00	139.92	231.32	243.74	350.18	255.47

The information included under this section entitled "Stock Performance Graph" is deemed not to be "soliciting material" or "filed" with the SEC, is not subject to the liabilities of Section 18 of the Exchange Act, and shall not be deemed incorporated by reference into any of the filings previously made or made in the future by our company under the Exchange Act or the Securities Act, except to the extent the Company specifically incorporates any such information into a document that is filed.

Recent Sales of Unregistered Securities

During the first quarter of 2008, we issued 20,000 shares of our common stock as payment for consulting services, valued at approximately $14,000.

Issuer Withholdings and Subsequent Cancellations of Equity Securities

Column (a) in the tabulation below indicates shares which were withheld by us to satisfy tax withholding obligations that arose upon the vesting of non-vesting shares (also commonly referred to as restricted stock) during 2008.  Once withheld, these shares were cancelled and removed from the number of outstanding shares.  Currently, the Company does not have a share repurchase plan.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
March 2008	70,100	$0.52	-	-
April 2008	123,154	0.52	-	-
May 2008	65,150	0.54	-	-
Total	258,404	0.52	-	-

ITEM 6. SELECTED FINANCIAL DATA
(In Thousands, Except Per Share Data)

	As of and for the Years Ended December 31,
	2008	2007	2006 (1)	2005	2004
Operating Results Data
Operating revenues	$-	$-	$-	$-	$-
Operating expenses:
Exploration costs (2)	15,283	3,345	1,914	3,510	2,069
Leasehold operating expense	2,904	1,945	958	-	-
General and administrative	4,515	7,230	7,903	5,052	5,470
Impairment loss	-	-	-	-	450
Amortization of contract rights	-	-	-	-	23
Total operating expenses	22,702	12,520	10,775	8,562	8,012
Operating loss	(22,702)	(12,520)	(10,775)	(8,562)	(8,012)
Other income (expense):
Interest expense	-	-	-	-	(9)
Interest income	260	721	560	293	17
Gain on sale of assets	-	-	-	8	-
Foreign currency exchange loss	(149)	(50)	(128)	(31)	-
Total other income (expense)	111	671	432	270	8
Loss before income taxes	(22,591)	(11,849)	(10,343)	(8,292)	(8,004)
Income taxes	-	-	-	-	-
Net loss	$(22,591)	$(11,849)	$(10,343)	$(8,292)	$(8,004)

Earnings per share: Basic and diluted	$(0.15)	$(0.09)	$(0.10)	$(0.10)	$(0.13)

Financial Position Data
Total assets	$39,883	$49,793	$45,654	$27,011	$15,413
Total liabilities	4,572	3,298	3,943	2,830	940
Stockholders' equity	35,311	46,495	41,711	24,181	14,473

(1)
During the fourth quarter of 2006, we determined that the functional currency for our Chinese operations for 2006 and prior reporting periods included in this Annual Report on Form 10-K was U.S. Dollars, instead of the Chinese RMB as previously reported and utilized.  For additional information, see "Foreign Currency Transactions" in Note 1 to the consolidated financial statements.

(2)
For additional information on our Exploration costs, see Item 7, "Managements Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies" and Note 4 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes and all of the other information contained elsewhere in this report.  The terms "we," "us," "our" and "our company" refer to Far East Energy Corporation and its consolidated subsidiaries.

Overview.  We are a development stage company, and our objective is to become a recognized leader in CBM property acquisition, exploration, development and production. In 2008, we continued our primary activities of drilling, testing and completion of exploratory wells, which we commenced in late 2003.  Our activities prior to 2003 were principally limited to organizational activities, including developing a strategic operating plan, capital funding, hiring personnel, entering into contracts, and acquiring rights to explore, develop, produce and sell oil and gas or coalbed methane ("CBM").

We believe that good environmental, social, health and safety ("ESHS") performance is an integral part of our business success. We conduct our business with respect and care for our employees, contractors, communities, and the environments in which we operate.  Our vision is zero harm to people and the environment while creating value for our shareholders as well as for China, including the regions and communities within which we operate.  Our commitment to these principles is demonstrated by the fact that we have had no lost-time accidents in the past 3.5 years-plus and no major environmental incidents.  We have a commitment to being good corporate citizens of China, striving to emphasize and utilize very high levels of Chinese content in personnel, services, and equipment; and we have achieved very high percentages of Chinese content in each category.

During 2008, we continued our efforts to explore and develop CBM in Shanxi Province in northern People's Republic of China ("PRC" or "China") and in Yunnan Province in southern PRC.  We continued to employ numerous safety precautions to ensure the safety of our employees and independent contractors.  We also conducted our operations in accordance with various laws and regulations concerning the environment, occupational safety and health.

Although we believe the results of our exploration activities in Shanxi and Yunnan Provinces to date have been favorable, we will need to complete more wells to achieve commercial viability in these provinces, which will require additional capital expenditures.  On March 13, 2009, we formed a strategic alliance related to our Qinnan Block with Arrow Energy International Pte Ltd ("Arrow"), the Singapore-based subsidiary of Arrow Energy Limited, a large Australian CBM producer.  For additional information on the strategic alliance, see "Capital Resources and Liquidity" and Item 1. "Business – Strategic Alliance with Arrow."  Assuming that we obtain approval from our Chinese partner company and the MOC, and satisfy the other conditions under the Farmout Agreement with Arrow prior to October 15, 2009, then the additional payment due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our current minimum exploration expenditures for all three of our PSCs through early 2010.  Management intends to continue to seek to obtain funds by entering into a strategic relationship or transaction, such as a joint venture or farmout and/or obtaining debt or equity financing.  The global financial crisis has created liquidity problems for many companies and financial institutions and international capital markets have stagnated, especially in the United States and Europe.  A continuing downturn in these markets could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through the sale of our securities.  The ongoing crisis has created a difficult environment in which to negotiate and consummate a transaction.  While we will continue to seek to raise funds, there can be no assurance that we will be able to enter any strategic relationship or transaction or that we will be successful in obtaining funds through debt or equity financing.  Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  In particular, any transfer of our rights under the PSCs will require the approval of our Chinese partner company and the MOC.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer.  In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt or equity financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements.  There can be no guarantee of future fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs.  Management believes that we will continue to be successful in obtaining the funds necessary to continue as a going concern.

Total Exploration Expenditures.  The table below sets out the components of our total exploration expenditures, both capitalized and expensed (in thousands):

	Year ended December 31,		February 4, 2000 (Inception) through
	2008	2007	December 31, 2008

Additions to Unevaluated Oil and Gas Properties
Shanxi Province	$6,930	$7,326	$30,837
Yunnan Province	-	331	-
	6,930	7,657	30,837
Exploration Expenditures (1)	7,376	3,188	27,018
Total Cost Incurred Related to Exploratory Activities	$14,306	$10,845	$57,855

(1)
Exploration Expenditures shown are different from Exploration costs in the Consolidated Statements of Operations as these expenditures do not include prior year unevaluated exploratory well costs charged to expense of $7.9 million and $0.2 million for December 31, 2008 and 2007, respectively.

In 2008, we incurred Exploration Expenditures of $14.3 million, of which $6.9 million related to our Shouyang PSC project were capitalized.  Exploration Expenditures shown in the table above differ from Exploration costs in our Consolidated Statements of Operations.  Exploration Expenditures in the table above represent costs incurred during the current period only.  Exploration costs include prior periods' costs charged to expense during the current period. Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves.  We assess our capitalized exploratory well costs each quarter to determine whether costs should remain capitalized or should be charged to earnings. During 2008, we determined that $7.9 million of the previously capitalized costs no longer met the requirements for continued capitalization pursuant to Financial Accounting Standards Board Staff Position No. 19-1 – Accounting for Suspended Well Costs.  Therefore, we charged the amount to Exploration costs.  The amount included $7.0 million exploration expenditures related to the FCC-HZ02 well in the Shouyang project.  For the capitalized costs at December 31, 2008, our assessment indicated that our current work programs demonstrated our efforts in making sufficient continuing progress toward assessing the reserves in the areas for which the costs were incurred. Therefore, we have continued to capitalize these costs.  As of December 31, 2008, we had approximately $23.6 million exploratory drilling costs that have been deferred for more than one year (see Note 4 to the Consolidated Financial Statements).

As with any energy exploration and production company, we continuously review our acreage holdings in order to optimize those holdings.  We may, from time to time and as circumstances dictate, decide to relinquish all or part of any of our blocks that we deem non-prospective or sub-optimal in order to optimize our acreage holdings and/or preserve cash resources.

Shouyang Block, Shanxi Province.  The pilot area of the Shouyang Block is being closely monitored and work programs are being carried out there to achieve two primary goals: (i) to maximize water production to attempt to reach critical desorption pressure as soon as possible in order to achieve commercial quantities of gas production, and (ii) to determine the optimal approach to minimize costs and maximize gas recovery. During the later portion of the second quarter and through the third quarter of 2008, we increased our drilling activities considerably.

We have gained insights over time as to situations where cavitation or hydraulic fracture stimulation may improve our dewatering efficiency in the pilot area.  Hydraulic fracturing is a stimulation method successfully used in other gas shale and coalbed reservoirs to improve wellbore productivity by providing channels that extend beyond any formation damage done to the wellbore during the drilling process.  This allows for water and gas to more easily flow into the wellbore and then be produced.  During 2008, we performed hydraulic fracturing operations on seven vertical wells in the Shouyang Block.  Six of the wells were existing wells, and the fracturing operations increased their volume of water production.  It should be noted that vertical wells that are fracture-stimulated can be completed relatively inexpensively.

To further increase water production, we drilled three deviated wells in the second half of 2008 to increase the amount of productive wellbores in the coal face.  Once drilled to the coal seam, the wells were fracture stimulated.  The last one of the three wells was fracture stimulated in late October.  These deviated wells represent a component in our efforts to reduce costs, in relation to costs associated with drilling a horizontal well.  These are essentially vertical wells but drilled at a very high angle from an existing well pad and location. Utilizing an existing well location allows more than one well to be drilled from the same pad, consequently reducing land and pad construction costs, as well as reducing environmental impact.

Based on the knowledge and experience we have gained in this area, we believe short-reach horizontal wells may further enhance water production of the area.  In the fourth quarter, we completed drilling of a short-reach horizontal well.  This well was drilled using lightweight drilling fluids in an attempt to minimize formation damage during the drilling process.  Operational difficulties with the drilling fluid prevented us from drilling as much horizontal section as planned.  We successfully drilled approximately 50 meters of coal in the horizontal plane and this well is currently producing both water and gas.  Our current near-term appraisal plan contemplates drilling additional vertical and deviated wells as and if funds are available.

During the third quarter of 2008, we also drilled a parameter well approximately ten kilometers away from the FCC-HZ01 well area to gather additional information on the coal seam characteristics of the #3, #9 and #15 coal seams, all of which are potential CBM producers in the Shouyang Block.  We plan to use the data in any potential overall development program for the area that may be submitted to CUCBM.

Qinnan Block, Shanxi Province.  During the third quarter of 2008, we completed the drilling of our first horizontal well in the area, with 3,000 meters drilled in the #3 coal seam.   The #3 coal seam is the stated object of development by other parties in the area near the southern end of Shanxi Province.   Our testing of the well to date has demonstrated that the coal seam has low permeability of approximately one to two millidarcies, which we expected, and that the wellbore formation has been damaged during the drilling process. We continue to test the well through measured water and gas production.

To expand our exploration effort and understanding of the potential of the Qinnan Block, in the third quarter of 2008, we successfully drilled three of four planned parameter wells on the southern end of the Qinnan Block to test the coal seams for permeability, reservoir pressure, coal thickness and gas content.  Although it is still early in the core analyses for gas content, based on preliminary results, we believe that the three parameter wells have demonstrated gas content of 300 to 500 standard cubic feet of natural gas per ton of coal.  These measurements are similar to those obtained from previous testing of wells on the Qinnan Block.  The tests of the three parameter wells have provided valuable information on the continuity of the coal seam on the southern end of the Qinnan Block.  We plan to use the information gathered in discussions with our Chinese partner company when determining the size of any potential overall development program for the area.  The fourth parameter well failed to find coal seams sufficiently thick to be prospective and was plugged and abandoned.

We also commenced drilling operations in late 2008 on an additional horizontal well in the Qinnan area.  This well is designed to begin appraising the area around one of the parameter wells drilled earlier in the year.  Drilling operations are continuing on this well, but the current plan is to complete the well and begin production testing of the well as and if funds are available.

Enhong-Laochang Area, Yunnan Province.  During 2008, we completed drilling the third and the fourth deviated wells in a five well pattern to test the #7, #8, #13 and #19 coal seams in Yunnan. These wells were directionally drilled from the same surface location as an existing vertical well to provide a close pattern of wells to test the coal seams and to provide valuable information on how best to exploit this area in 2009.  As a result of our testing, we anticipate that these coal seams will have low permeability and that we will need to fracture multiple zones to fully test these wells.  We believe these wells will provide us with more geological and reservoir information about the area.  In addition, we drilled one vertical parameter well in Yunnan Province.

Currently, we are conducting a strategic review of our Yunnan holdings to determine whether they fit within our risk profile given the tight capital markets and general economic downturn.  We take into consideration, among other factors, our overall corporate strategy, the prospective costs and benefits of the acreage, our relationship with our Chinese partner companies and our current cash position in order to formulate an optimal strategy for the Company.  The strategy may include, but not be limited to: (i) minimal capital spending to continue holding the acreage, (ii) sale, farm-out or partial farm-out of the acreage, (iii) full or partial relinquishment of the acreage, or (iv) continued staged exploration of the acreage.  We have not yet concluded this review and cannot make any projection as to the likely outcome of this review.  Moreover, CUCBM will have its own view and certain outcomes will be subject to CUCBM and MOC approval.

Production Sharing Contracts.  Our operations in the Shouyang and Qinnan Blocks in Shanxi Province and the Enhong-Laochang area of Yunnan Province are conducted under three separate production sharing contracts ("PSCs").  The two Shanxi PSCs and the Yunnan PSC will expire on July 1, 2032 and January 1, 2033, respectively, subject to the existence of commercially productive reserves and unless extended or otherwise amended.  CUCBM has the right to participate in up to 30% of the interest in the Shanxi PSCs and up to 40% of the interest in the Yunnan PSC.  CUCBM is the participant with respect to the remaining shares of the PSCs.  The three PSCs are divided into three periods: exploration, development and production.  All three PSCs are currently in the exploration period, which expires on June 30, 2009, unless extended or otherwise amended.  We have begun the application process for an extension by conducting preliminary discussions with and submitting a formal application to each Chinese partner company under each PSC.  Additionally, at a recent JMC meeting for the Shouyang PSC, the JMC, composed of representatives from our Company and our Chinese partner company, adopted a resolution recommending extension of the term. The Qinnan and Yunnan extensions will be discussed in the respective JMC meeting for the Qinnan PSC and Yunnan PSC to be held in the near future.  We are hopeful that our Chinese partner company for each PSC will respond favorably to the extension application.  After the recommendation for extension or modification of any PSC, such extensions and associated modifications will require MOC approval.  There can be no assurance that we will be successful in extending the PSCs.  If we are unable to commit to certain expenditures or acceleration of our drilling and dewatering efforts, it may adversely affect our ability to extend the terms of our PSCs.

During the exploration period, all expenditures are funded by us.  Expenditures in the development and production periods are funded in proportion to the respective participating share of the participants in the PSC.  If we satisfy the conditions to the Farmout Agreement, including obtaining approval from our Chinese partners and the MOC, and successfully assign 75.25% of our participating interest in the Qinnan PSC to Arrow, Arrow will make an initial payment of $8 million to us, become the operator under the Qinnan PSC, and, subject to certain conditions, will fund all exploration and other development costs associated with the Qinnan PSC up to a maximum of $30 million.  If the conditions to the Farmout Agreement are not satisfied prior to October 15, 2009, then either party has the right to terminate the Farmout Agreement by delivering notice of such termination to the other party.  Assuming that the Farmout Agreement conditions are met, after Arrow reaches such $30 million cap, FEEB and Arrow will share further Qinnan development costs and any future revenues in proportion to the participating interests in the Qinnan PSC, provided that FEEB may, in its discretion, instead elect to assign all of its interest in the Qinnan PSC to Arrow subject to retaining a 2% overriding royalty interest.  In addition, under the Farmout Agreement, if we obtain Chinese governmental approval of an ODP for the Qinnan area, Arrow will pay FEEB an additional $8 million in cash as a bonus, and FEEB will have the option to assign all of its interest in the Qinnan PSC to Arrow, while retaining a 5% overriding royalty interest.  Qualified project costs incurred under the PSCs by us can be recovered from the value of the first 75% of gross production of CBM for the two Shanxi Province PSCs and 70% of gross production of CBM for the Yunnan PSC.  Participants will pay their proportionate share of the value added tax of 5% and a royalty to the Chinese government of up to 3%.  In addition, with respect to the Shouyang and Qinnan PSCs, our company must pay ConocoPhillips, Inc. a 3.5% royalty on production.

Results of Operations

Year Ended 2008 compared to Year Ended 2007

The table below sets forth our exploration costs, lease operating expense ("LOE") and general and administrative expense for the years ended December 31, 2008 and December 31, 2007 (in thousands):

	2008	2007	Increase (Decrease)	% Change
Exploration costs	$15,283	$3,345	$11,938	357%
Lease operating expense	2,904	1,945	959	49%
General and administrative	4,515	7,230	(2,715)	-38%
Total	$22,702	$12,520	$10,182	81%

Exploration costs consist primarily of the write-off of drilling and exploration costs previously capitalized. Accounting for such write-offs is determined by Statement of Financial Accounting Standards (SFAS) No. 19 - Financial Accounting and Reporting by Oil and Gas Producing Entities and Financial Accounting Standards Board Staff Position (FSP) No. 19-1, Accounting for Suspended Well Cost, which require that wells be expensed unless a sufficient quantity of reserves has been located to justify completing the well, and the enterprise is making sufficient progress assessing the reserves.  Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves.  For further discussion of our accounting policies, see "Critical Accounting Policies—Accounting for Oil and Gas Properties" below.

The table below sets out components of exploration costs for the years ended December 31, 2008 and December 31, 2007 (in thousands):

	Year ended December 31,
	2008	2007
Capitalized well costs charged to expense	$7,907	$157
Seismic data acquisition	84	320
Technical personnel compensation	641	430
PSC related payments	1,044	1,007
Contract drilling & related expenses	5,607	1,431
Total	$15,283	$3,345

During 2008, we determined that $7.9 million of capitalized costs incurred previously no longer met the requirements for continued capitalization.  The amount includes $7.0 million related to the FCC-HZ02 well in the Shouyang project.  Accordingly, we charged this amount to exploration costs. Comparable charges in 2007 were $0.2 million.  Exploration costs also increased due to higher contract drilling and related expenses of $4.2 million as a result of increased drilling activities and higher employee compensation of technical personnel of $0.2 million, which consisted primarily of non-cash share-based compensation. The increases were partially offset by a decrease in the cost of the acquisition of seismic data in the Qinnan Block of $0.2 million.

The table below sets out components of LOE expense for the years ended December 31, 2008 and December 31, 2007 (in thousands):

	Year ended December 31,
	2008	2007
Workovers	$1,266	$840
Pumping Related Costs	1,265	792
Supervision	373	313
Total	$2,904	$1,945

LOE for the year ended December 31, 2008 was comprised of costs pertaining to the dewatering efforts in the Shouyang and Qinnan Blocks in Shanxi Province, which presently have sustained low rates of small gas production. To date, the production is not at commercial levels and the data obtained is not sufficient to project when or if the wells will achieve commercial gas production rates and what those rates may be.  LOE for the year ended December 31, 2008 increased primarily due to an increase in workovers of $0.4 million and an increase in pumping related costs of $0.4 million. Dewatering efforts in 2008 related to a total of 20 wells: 5 horizontal wells, 3 deviated wells and 12 vertical wells. Dewatering efforts in 2007 related to a total of 5 wells: 4 horizontal wells and 1 vertical well.

General and administrative expenses for 2008 decreased primarily due to a $2.1 million adjustment made to previously recognized share-based compensation costs to reflect higher estimated forfeiture rates. Other decreases in general and administrative expenses for 2008 are due to actions taken to reduce expenses of $0.2 million in light of the change in the global economic conditions, reduction in travel expense of $0.1 million, and a reduction in third party investor relations and web-site hosting of $0.2 million. Additionally, insurance expense in 2008 was lower by $0.1 million.

Year Ended 2007 compared to Year Ended 2006

The table below sets forth our exploration costs, LOE and general and administrative expense for the years ended December 31, 2007 and December 31, 2006 (in thousands):

	2007	2006	Increase (Decrease)	% Change
Exploration costs	$3,345	$1,914	$1,431	75%
Lease operating expense	1,945	958	987	103%
General and administrative	7,230	7,903	(673)	-9%
Total	$12,520	$10,775	$1,745	16%

Expensed exploration costs for 2007 was higher than 2006 primarily due to the expensing of exploration permit fees and inclusion of certain general and administrative expenses, which were identified as directly related to exploratory activities.

LOE for 2007 comprised of expenses pertained to the dewatering efforts of four horizontal wells and a vertical well in the Shouyang Block in the Shanxi Province, which presently have small sustained gas flows.  The production is currently small and the data obtained is not yet sufficient to project peak gas production.  Recording of these costs related to the first two of the four horizontal wells as LOE began in July and October 2006.  Recording of these costs related to the last two of the four horizontal wells and the vertical well as LOE began in May 2007 and August 2007.  LOE for 2007 increased due primarily to the additional costs as a result of dewatering five wells in 2007 versus two in 2006.

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

Capital Resources and Liquidity

We have no source of revenue or cash flow from operations, and our primary source of cash flow has been cash proceeds from public offerings and private placements of our common stock and warrants to purchase our common stock, and the exercise of warrants and options to purchase our common stock.

On March 13, 2009, the Company and FEEB formed a strategic alliance related to our Qinnan Block with Arrow Energy International Pte Ltd ("Arrow"), the Singapore-based subsidiary of Arrow Energy Limited.  Specifically, on that date, (i) FEEB and Arrow entered into a Farmout Agreement (the "Farmout Agreement") under which, subject to certain conditions, FEEB will assign to Arrow 75.25% of its rights (the "Assignment") in the Qinnan PSC, (ii) the Company, FEEB and Arrow entered into a Securities Purchase Agreement (the "Purchase Agreement"), (iii) FEEB issued an Exchangeable Note, $10 million principal amount (the "Exchangeable Note"), to Arrow for $10 million in cash, (iv) the Company issued a Warrant (the "Warrant") to Arrow for 7,420,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), at an exercise price of $1.00 per share, and (v) the Company and Arrow entered into a Registration Rights Agreement (the "Registration Rights Agreement" and, collectively with the other agreements described in the preceding clauses (i) through (iv), the "Agreements").

Farmout Agreement.  The Farmout Agreement conditions the Assignment on, among other things, the receipt of required approvals from the government of the PRC (collectively, the "Farm-In Conditions") on or prior to October 15, 2009 or such later date as the parties may agree upon (the "Farm-In Deadline").  There can be no assurance that our Chinese partners or the MOC will approve the Farmout Agreement.  The parties are required to exercise their respective commercially reasonable efforts in good faith to satisfy the Farm-In Conditions within the specified timeframe.  Upon satisfaction of the Farm-In Conditions, Arrow will make an initial payment to the Company of $8 million, and, subject to certain conditions, including government approval for the extension of the current exploration period, Arrow will fund all exploration costs associated with the Qinnan PSC up to a maximum of $30 million.  After Arrow reaches such $30 million cap, FEEB and Arrow will share further Qinnan area exploration costs in proportion to their participating interests in the Qinnan PSC, provided that FEEB may, in its discretion, instead elect to assign all of its interest in the Qinnan PSC to Arrow subject to retaining a 2% overriding royalty interest.  In addition, under the Farmout Agreement, if the parties obtain Chinese governmental approval of an ODP for the Qinnan area, Arrow will pay FEEB an additional $8,000,000 in cash as a bonus, and FEEB will have the option to assign all of its interest in the Qinnan PSC to Arrow, while retaining a 5% overriding royalty interest.  If an overall development program is approved, then FEEB and Arrow will share related development costs and any future revenues for such area on a pro-rata basis in accordance with their participating interests in the Qinnan PSC.

If the Farm-In Conditions are not satisfied prior to the Farm-In Deadline, then either party has the right to terminate the Farmout Agreement by delivering notice of such termination to the other party.  In addition to the foregoing, the Farmout Agreement contains certain customary representations, warranties and covenants of the parties.  Further, if certain events of default occur, then FEEB will be entitled to exercise rights to revoke the Assignment and the Farmout Agreement will automatically terminate.

Purchase Agreement.  Under the Purchase Agreement, FEEB issued Arrow the Exchangeable Note, the Company issued Arrow the Warrant and Arrow paid FEEB $10 million in cash.

Exchangeable Note.  The Exchangeable Note has an initial principal amount of $10 million and bears interest at a rate of 8% per annum, beginning on the Farm-In Deadline, with maturity occurring on March 13, 2011 (the "Maturity Date"), unless repaid earlier.  Principal and interest is due and payable on the Maturity Date or earlier if payment is accelerated upon the occurrence and continuance of an event of default (addressed below).

Arrow has the right at any time to exchange the Exchangeable Note in whole or in part for shares of Common Stock at an exchange rate of 21,052.63 shares per $10,000 (or $0.475 per share) of principal and interest (the "Exchange Rate"), subject to certain equitable adjustment mechanisms in the event of a sale of the Company, stock split or similar occurrence.  However, if certain conditions to the effectiveness of the Assignment are satisfied on or before the Farm-In Deadline, the entire principal amount of the Exchangeable Note will automatically be exchanged for shares of Common Stock at the Exchange Rate, subject to the same adjustment mechanisms.

The Exchangeable Note contains certain restrictive covenants applicable to the Company and FEEB, including, among others, restrictions on the incurrence of indebtedness that ranks senior to or pari passu with the Exchangeable Note and restrictions on FEEB's ability to sell all of its rights under Shouyang PSC.  The Company has guaranteed FEEB's payment obligations under the Exchangeable Note.  For additional information on the restrictive covenants and events of default under the Exchangeable Note, see Item 1. "Business – Strategic Alliance with Arrow."

Warrant.  The Warrant entitles Arrow to purchase 7,420,000 shares of Common Stock at an exercise price of $1.00 per share, subject to certain equitable adjustment mechanisms in the event of a sale of the Company, stock split or similar occurrence.  The Warrant may be exercised in whole or in part only upon satisfaction of certain conditions to the effectiveness of the Assignment and is exercisable until the date that is eighteen months from March 13, 2009 (the "Exercise Period").  If, during the Exercise Period, the trading price of the Common Stock equals or exceeds $1.50 per share for fifteen or more consecutive trading days, the Company will have the right to require Arrow either to exercise the Warrant or relinquish its rights thereunder.

Assuming that we obtain approval from our Chinese partner company and the MOC, and satisfy the other conditions under the Farmout Agreement with Arrow prior to October 15, 2009, then the additional payment due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our current minimum exploration expenditures for all three of our PSCs through early 2010.  Our ability to continue as a going concern depends upon our ability to obtain substantial funds for use in our development activities and upon the success of our planned exploration and development activities. There can be no guarantee of future fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs. The consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments that might result from the outcome of this uncertainty.  Management believes that we will continue to be successful in obtaining the funds necessary to continue as a going concern.

Cash flow

As of December 31, 2008, 2007 and 2006, cash and cash equivalents were $7.9 million, $16.9 million and $20.5 million, respectively.

Cash used in operating activities for 2008 was $13.3 million as compared to $10.8 million for 2007 and $6.5 million for 2006.  We generated no revenue in any of those years. The increase in cash used in operating activities in 2008 was due primarily to increased exploration costs and operating expense, partially offset by an increase in total accounts payable and accrued liabilities.  Operating expense for 2008 increased as a result of our expanded dewatering efforts.  Dewatering efforts in 2008 related to a total of 20 wells: 5 horizontal wells, 3 deviated wells and 12 vertical wells. Dewatering efforts in 2007 related to a total of 5 wells: 4 horizontal wells and 1 vertical well. Dewatering efforts in 2006 related to two horizontal wells.

Cash used in investing activities for 2008 was $7.6 million, as compared to $8.1 million for 2007 and $13.6 million for 2006.  In 2008, cash used in investing activities was lower than in 2007 due primarily to decreased capitalized drilling costs.  The decrease in cash used in investing activities in 2007, as compared to 2006, was due to drilling of one horizontal well, as compared to three in 2006.  In 2006, cash used in investing activities included $14.9 million, offset by return of an escrow of $1.3 million.

Cash provided by financing activities for 2008 was $11.8 million, as compared to $15.2 million for 2007 and $26.1 million for 2006.  Cash provided by financing activities for 2008 was a result of the sale of 24 million shares of our common stock and warrants to purchase up to 8.4 million shares of our common stock in the second quarter of 2008.  Cash provided by financing activities for 2007 was a result of the sale of approximately 11.5 million shares of common stock and warrants to purchase up to approximately 4 million shares of common stock as well as proceeds from the exercise of options to purchase our common stock of $0.4 million.  Cash provided by financing activities in 2006 was generated by the private placement and public offering of our common stock, as well as proceeds from the exercise of warrants for previously completed equity offerings and from the exercise of options to purchase our common stock.

Capital Resources and Requirements

Our board of directors has the authority, without further action by the stockholders, to issue up to 500 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500 million shares of common stock authorized under our charter documents, of which approximately 161.3 million shares were issued and outstanding as of December 31, 2008. After filing our Annual Report on Form 10-K for 2008, we will not be eligible to use our shelf registration statement on Form S-3 unless the price of our common stock increases to a point such that the aggregate market value of our common stock held by non-affiliates is $75 million or more.  If we again become eligible to use Form S-3, we plan to file a new registration statement but there can be no assurance that we will become eligible or, if we become eligible and file a registration statement, that the registration statement would become effective.

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

The exploration and development of CBM reserves requires substantial capital expenditures. In order to reduce our required investment in a particular project, we may form joint ventures and seek joint venture partners to share the costs. We incurred approximately $14.3 million of costs related to exploratory activities during 2008.  Assuming that we obtain approval from our Chinese partner company and the MOC, and satisfy the other conditions under the Farmout Agreement with Arrow prior to October 15, 2009, then the additional payment due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our current minimum exploration expenditures for all three of our PSCs through early 2010.  We may expand our capital and related expenditures, depending on the timing of our receipt of any funds from our fundraising efforts and on whether results from our current exploratory activities indicate that it is beneficial for us to incur the additional expenditures.

We will also require resources to fund significant capital expenditures for exploration and development activities and to fund operating expenses in future periods. We are not able to accurately predict when we will recognize meaningful revenues.  CBM projects traditionally require multiple wells to properly dewater the coal and generate predictable volumes of gas. It is not yet possible to predict volumes, so firm decisions about marketing the CBM cannot yet be made. To generate revenue prior to the point at which production reaches pipeline quantities, we may elect to install compressors and produce compressed natural gas ("CNG"), which could be sold to local communities. We estimate that this alternative would cost approximately $0.5 million to $1.5 million or more for a CNG facility which is capable of processing approximately 3.5 million cubic fee ("MMcf") of natural gas per day. We could also elect to construct liquefied natural gas ("LNG") facilities on our properties. We estimate that a 100-ton per day LNG facility, which would liquefy approximately five MMcf of gas per day, would cost approximately $10 million to $20 million or more to construct. We estimate that a 1,000-ton per day facility capable of liquefying 50 MMcf of gas per day would cost approximately $50 million to $100 million or more.  Construction of a LNG facility is expected to take at least two years.  The Shanxi Province is currently constructing an intra-provincial pipeline network.  One branch of the network is currently planned to be constructed across or directly adjacent to our current area of drilling in the northern portion of the Shouyang Block. We may construct pipelines to move CBM from our fields to either municipalities or other pipelines. We estimate the initial cost to construct pipelines in the Yunnan Province and Shanxi Province will total approximately $30 million to $70 million or more.  If CUCBM elects a 30% participating interest in Shanxi and 40% participating interest in Yunnan, our net costs would be approximately $33 million.  Additionally, if we are successful in assigning 75.25% of our current participating interest in the Qinnan PSC to Arrow, our net cost with respect to any project for that PSC would be reduced according to the Farmout Agreement.  We are delaying any decisions regarding the construction of CNG facilities, LNG facilities or pipelines until such time as significant CBM volumes are achieved.  We believe this delay may allow us to avoid construction costs to the extent other entities or strategic partners have constructed, are constructing, or are planning to construct, such facilities.

  Assuming that we obtain approval from our Chinese partner company and the MOC, and satisfy the other conditions under the Farmout Agreement with Arrow prior to October 15, 2009, then the additional payment due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our current minimum exploration expenditures for all three of our PSCs through early 2010.  However, to develop our projects in China over the long term, we need to obtain project funding to satisfy significant expenditures for exploration and development of those projects, if they are successful. We intend to obtain the funds for our planned exploration and development activities by various methods, which might include issuing equity securities, issuing debt instruments, the exercise of warrants issued to investors in conjunction with the recently completed private offerings, obtaining farmout partners, selling certain property interests, and entering into a strategic transaction, among other alternatives. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  In particular, any transfer of our rights under the PSCs will require the approval of CUCBM.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer.  If our operating requirements vary materially from those currently planned, we may require more financing than currently anticipated. Borrowing money may involve pledging some or all or our assets.  Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing stockholders.  If we fail to raise the necessary funds to complete our exploration activities and we cannot obtain any required extensions to the requirements under our PSCs, we would not be able to successfully complete our exploration activities and we may lose rights under our PSCs.

Contractual Obligations

Obligations under non-cancelable agreements at December 31, 2008 were as follows (in thousands):

		Payments Due by Period
	Total	2009	2010-2012	2013-2014	2015 and Beyond
Long-Term Debt Obligations	$-	$-	$-	$-	$-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations(1)	972	403	569	-	-
Purchase Obligations(2)	2,697	2,128	569	-	-
Other Long-Term Liabilities Reflected on the
Registrant's Balance Sheet Under GAAP	-	-	-	-	-
Totals	$3,669	$2,531	$1,138	$-	$-
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

On March 13, 2009, as part of the aforementioned strategic alliance related to our Qinnan Block with Arrow, FEEB executed the Exchangeable Note in favor of Arrow, in the principal amount of $10 million.  The Exchangeable Note will mature on March 13, 2011, unless repaid earlier.  The Exchangeable Note bears interest at a rate of 8% per annum, beginning on the date the conditions set forth in the Farmout Agreement with Arrow are satisfied.  The interest and principal is due and payable as a lump sum on the March 13, 2011 or earlier if payment is accelerated upon the occurrence and continuance of an event of default.  Arrow has the right at any time to exchange the Exchangeable Note in whole or in part for shares of our common stock at an exchange rate of 21,052.63 shares per $10,000 of principal and interest. If, on or before October 15, 2009, the approval by Chinese governmental authorities of the assignment to Arrow has been obtained or the requirement to obtain the approval has been waived, the Exchangeable Note will automatically be exchanged in full for shares of common stock.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2008, we were not involved in any form of off-balance sheet arrangement.

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

Unproved leasehold costs are capitalized and reviewed periodically for impairment on a property-by-property basis, considering factors such as drilling and exploitation plans and lease terms. The estimated fair value of unproved leasehold costs includes the present value of probable reserves discounted at rates commensurate with the risks involved in each classification of reserve. Costs related to impaired prospects are charged to expense. An impairment expense could result if oil and gas prices decline in the future or if downward reserves revisions are recorded, as it may not be economic to develop some of these unproved properties.  We also evaluate current drilling results, lease expiration dates, current oil and gas industry conditions, international economic conditions, capital availability, foreign currency exchange rates, political stability in the countries in which the company has an investment, and available geological and geophysical information. Any impairment assessed is charged to expense.

Share-based Compensation.  We measure the compensation expense for stock options granted as compensation to our employees  based on the grant date fair value of the awarded options under Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004) – Share-Based Payment ("SFAS 123R").  We determine the fair value of stock option grants using the Black-Scholes option pricing model.   We determine the fair value of non-vested shares based on the last quoted price of our stock on the OTC Bulletin Board on the date of the share grant.   The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award.  As share-based compensation expense is recognized based on awards ultimately expected to vest, we have reduced the expense for estimated forfeitures based on historical forfeiture rates.  Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period.  Excess tax benefits, as defined in SFAS No. 123R, if any, are recognized as an addition to paid-in capital.

Impairment of unproved oil and gas properties. Unproved leasehold costs and exploratory drilling in progress are capitalized and are reviewed periodically for impairment. Costs related to impaired prospects or unsuccessful exploratory drilling are charged to expense. The estimated fair value of unproved leasehold costs includes the present value of probable reserves discounted at rates commensurate with the risks involved in each classification of reserve. Our assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impacts the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future, as it may not be economical to develop some of these unproved properties. As of December 31, 2008, we had total unproved oil and gas property costs of approximately $30.8 million, consisting of undeveloped leasehold costs of $0.3 million in China and unevaluated exploratory drilling costs of $30.5 million incurred in China.

Estimates of future dismantlement, restoration, and abandonment costs. The accounting for future development and abandonment costs is determined by SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The accrual is based on estimates of these costs for each of our properties based upon the type of production structure, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based on numerous factors, including changing technology, the political and regulatory environment, estimates as to the proper discount rate to use and timing of abandonment.

We have drilled a number of horizontal wells and vertical wells in the Shanxi Province and Yunnan Province.  Phillips drilled three wells in the Shanxi Province, which we acquired through our farmout agreements with Phillips.  We will be required to plug and abandon those wells and restore the well site upon completion of their production. Sufficient testing on the wells has not been completed to determine the lives of these wells and, therefore, we have insufficient information to determine the timing of the obligations related to plugging, abandoning and restoring the site and cannot determine the present value of the obligation. Due to the small number of wells, we do not believe the obligation is material, and we will recognize the liability when a reasonable estimate of fair value can be made. Therefore, there is no provision in the accompanying consolidated financial statements.

Assessments of functional currencies.  Periodically, we assess the functional currencies of our Chinese subsidiaries to ensure that the appropriate currencies are utilized in accordance with the guidance in SFAS No. 52, Foreign Currency Translation.   We determine whether the U.S. or the Chinese currency is the appropriate functional currency based on an assessment of the economic and financing environments in which the Chinese subsidiary is situated.  The assessment includes, among other factors, in what currencies the financing and operating expenditures are denominated and whether the subsidiary's operations are sufficient to service additional financings.  The assessment of functional currencies can have a significant impact on periodic results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in Chinese RMB and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions.  Prior to July 2005, the exchange rate between U.S. Dollars and Chinese RMB was fixed, and, consequently, we experienced no fluctuations in the value of goods and services we purchased in China because of currency exchange.

In July 2005, the Chinese government began to permit the Chinese RMB to float against the U.S. Dollar.  All of our costs to operate our Chinese offices are paid in Chinese RMB.  Our exploration costs in China may be incurred under contracts denominated in Chinese RMB or U.S. Dollars.  During 2008, the  U.S. Dollar to RMB exchange rate fluctuated from a minimum of 1:6.75 to a maximum of 1:7.29, with a yearly average of 1:6.96.  If the Chinese RMB continues to appreciate with respect to the U.S. Dollar, our costs in China may increase.  To date we have not engaged in hedging activities to hedge our foreign currency exposure.  In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.

Although inflation has not materially impacted our operations in the recent past, increased inflation in China or the U.S. could have a negative impact on our operating and general and administrative expenses, as these costs could increase.  China has recently experienced inflationary pressures, which could increase our costs associated with our operations in China.  The inflation rate for 2008 was approximately 5.9%, according to National Bureau of Statistics of China.   In recent months, the Company has increased its use of Chinese suppliers, including drilling contractors, that are paid in RMB.  In the future, inflation in China may result in higher minimum expenditure requirements under our PSCs if CUCBM adjusts these requirements for inflation.  A material increase in these costs as a result of inflation could adversely affect our operations and, if there are material changes in our costs, we may seek to raise additional funds earlier than anticipated.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Internal Control Over Financial Reporting

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm, Payne Smith & Jones, P.C., that audited our consolidated financial statements included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008, which is included on page 46 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Far East Energy Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Far East Energy Corporation and Subsidiaries (a development stage company) as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008 and for the period from the date of incorporation on February 4, 2000 to December 31, 2008. Our audits also included the financial statement schedule listed in Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Far East Energy Corporation and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 and for the period from the date of incorporation on February 4, 2000 to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Far East Energy Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009, expressed an unqualified opinion.

February 27, 2009, except for Notes 2 and 12 as to which the date is March 30, 2009

/s/ Payne Smith & Jones, P.C.
Payne Smith & Jones, P.C.

Dallas, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Far East Energy Corporation and Subsidiaries

We have audited Far East Energy Corporation and Subsidiaries' (FEEC) (a development stage company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FEEC's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of FEEC's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, FEEC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FEEC, as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows of FEEC for each of the years in the three-year period ended December 31, 2008 and for the period from the date of incorporation on February 4, 2000 to December 31, 2008, and our report dated  February 27, 2009 expressed an unqualified opinion.

February 27, 2009, except for Notes 2 and 12 as to which the date is March 30, 2009

/s/ Payne Smith & Jones P.C.
Payne Smith & Jones, P.C.

Dallas, Texas

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	At December 31,
	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$7,880	$16,906
Inventory	188	297
Prepaid expenses	262	149
Deposits	124	94
Other current assets	46	30
Total current assets	8,500	17,476

Unevaluated oil and gas properties	30,837	31,814
Other fixed assets, net	546	503
Total assets	$39,883	$49,793

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,249	$1,243
Accrued liabilities	2,323	2,055
Total current liabilities	4,572	3,298

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 500,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 161,305,390 and 137,005,294 issued and outstanding, respectively	161	137
Additional paid-in capital	105,915	94,983
Unearned compensation	(313)	(764)
Deficit accumulated during the development stage	(70,452)	(47,861)
Total stockholders' equity	35,311	46,495
Total liabilities and stockholders' equity	$39,883	$49,793

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)

	Year ended December 31,			February 4, 2000 (Inception) through
	2008	2007	2006	December 31, 2008

Operating revenues	$-	$-	$-	$-
Operating expenses:
Exploration costs	15,283	3,345	1,914	27,018
Lease operating expense	2,904	1,945	958	5,807
General and administrative	4,515	7,230	7,903	35,088
Impairment loss	-	-	-	3,778
Loss on investment in joint venture	-	-	-	22
Amortization of contract rights	-	-	-	81
Total operating expenses	22,702	12,520	10,775	71,794
Operating loss	(22,702)	(12,520)	(10,775)	(71,794)
Other income (expense):
Interest expense	-	-	-	(177)
Interest income	260	721	560	1,870
Gain on sale of assets	-	-	-	8
Foreign currency transaction loss	(149)	(50)	(128)	(359)
Total other income	111	671	432	1,342
Loss before income taxes	(22,591)	(11,849)	(10,343)	(70,452)
Income taxes	-	-	-	-
Net loss	$(22,591)	$(11,849)	$(10,343)	$(70,452)

Earnings per share:
Basic and diluted	$(0.15)	$(0.09)	$(0.10)

Weighted average shares outstanding:
Basic and diluted	151,231	128,631	104,913

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(In Thousands, Except Share Data)

	Common Stock				Deficit Accumulated During the	Total
	Number of Shares	Par Value	Additional Paid-In Capital	Unearned Compensation	Development Stage	Stockholders' Equity

For the Years Ended December 31, 2008, 2007 and 2006

Balance at December 31, 2005	97,147,222	$97	$49,661	$-	$(25,577)	$24,181
Net loss	-	-	-	-	(10,343)	(10,343)
Common shares issued	25,514,511	26	24,927	-	-	24,953
Shares issued to consulting firm	59,259	-	91	-	-	91
Stock options issued	-	-	1,772	-	-	1,772
Stock options exercised	510,000	-	331	-	-	331
Warrants issued	-	-	34	-	-	34
Warrants exercised	536,350	1	783	-	-	784
Foreign currency translation adjustment	-	-	-	-	(92)	(92)
Balance at December 31, 2006	123,767,342	124	77,599	-	(36,012)	41,711
Net loss	-	-	-	-	(11,849)	(11,849)
Common shares issued	11,480,452	11	14,803	-	-	14,814
Shares issued to consulting firm	60,000	-	60	-	-	60
Non-vested shares issued	1,032,292	1	922	(764)	-	159
Stock options issued	-	-	1,171	-	-	1,171
Stock options exercised	660,000	1	428	-	-	429
Warrants exercised	5,208	-	-	-	-	-
Balance at December 31, 2007	137,005,294	137	94,983	(764)	(47,861)	46,495
Net loss	-	-	-	-	(22,591)	(22,591)
Common stock issued	24,000,000	24	11,784	-	-	11,808
Shares issued to consulting firm	20,000	-	14	-	-	14
Nonvested shares issued	538,500	-	325	451	-	776
Nonvested shares withheld for taxes	(258,404)	-	(136)	-	-	(136)
Stock options issued	-	-	(1,055)	-	-	(1,055)
Balance at December 31, 2008	161,305,390	$161	$105,915	$(313)	$(70,452)	$35,311

Inception (February 4, 2000) through December 31, 2008

Balance at February 4, 2000	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	(70,452)	(70,452)
Common shares issued
- Placements	148,826,187	148	87,003	-	-	87,151
- Newark Valley
Oil & Gas Inc acquisition	1,600,000	2	3,598	-	-	3,600
Shares issued to consulting firm	231,259	-	297	-	-	297
Non-vested shares issued	1,570,792	2	1,247	(313)	-	936
Non-vested shares withheld for taxes	(258,404)	-	(136)	-	-	(136)
Stock options issued	-	-	4,430	-	-	4,430
Stock options exercised	1,410,000	1	915	-	-	916
Warrants issued	-	-	210	-	-	210
Warrants exercised	7,925,556	8	8,185	-	-	8,193
Warrants redeemed unexercised	-	-	(2)	-	-	(2)
Debt issued with beneficial conversion feature	-	-	168	-	-	168
Balance at December 31, 2008	161,305,390	$161	$105,915	$(313)	$(70,452)	$35,311

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
(In Thousands)

	For the Years Ended December 31,			February 4, 2000 (Inception) through
	2008	2007	2006	December 31, 2008

Cash flows from operating activities
Net loss	$(22,591)	$(11,849)	$(10,343)	$(70,452)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	171	88	83	512
Stock issued to pay expense	14	61	91	297
Share-based compensation	(279)	1,330	1,772	5,365
Prior period capitalized exploratory well costs expensed	7,907	157	264	-
(Increase) decrease in inventory	109	(241)	101	(189)
(Increase) decrease in prepaids	(113)	68	475	(262)
(Increase) decrease in deposits	(30)	269	(109)	(124)
(Increase) decrease in other current assets	(16)	(21)	6	(46)
Increase (decrease) in accounts payable and accrued liabilities	1,687	(645)	1,147	4,987
Impairment expense	-	-	-	3,778
Gain on sale of assets	-	-	-	(8)
Other, net	(136)	-	18	242
Net cash used in operating activities	(13,277)	(10,783)	(6,495)	(55,900)

Cash flows from investing activities
Additions to unproved oil and gas properties in China	(7,343)	(7,657)	(14,838)	(31,325)
Other oil and gas investment	-	-	-	(1,278)
Additions to other property	(214)	(398)	(23)	(983)
Sale of oil and gas property	-	-	-	1,108
Escrow account transactions	-	-	1,250	-
Net cash used in investing activities	(7,557)	(8,055)	(13,611)	(32,478)

Cash flows from financing activities
Net proceeds from sale of common stock	11,808	14,814	24,953	87,151
Net proceeds from exercise of options	-	429	331	916
Net proceeds from exercise of warrants	-	-	784	8,191
Net cash provided by financing activities	11,808	15,243	26,068	96,258

Effect of exchange rate changes on cash	-	-	(92)	-
Increase (decrease) in cash and cash equivalents	(9,026)	(3,595)	5,870	7,880
Cash and cash equivalents--beginning of period	16,906	20,501	14,631	-
Cash and cash equivalents--end of period	$7,880	$16,906	$20,501	$7,880

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Business.  We were incorporated in the state of Nevada on February 4, 2000, and on January 10, 2002, we changed our name to Far East Energy Corporation. The terms "we," "us," "our," "FEEC" and "our company" refer to Far East Energy Corporation.  We are an independent energy company.  FEEC, together with its subsidiaries, engages in the acquisition, exploration and development of coalbed methane ("CBM") gas properties in the People's Republic of China ("PRC"). We are a development stage company, and our activities have been limited to organizational activities, including developing a strategic operating plan, capital funding, hiring personnel, entering into contracts acquiring rights to explore for, develop, produce and sell oil and gas or coalbed methane, and drilling, testing and completion of exploratory wells.

Principles of Consolidation.  Our consolidated financial statements include the accounts of our wholly-owned subsidiaries after the elimination of all intercompany accounts and transactions.

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

Inventory.  Inventory consists primarily of tubular goods and drilling equipment used in our operations and is carried at cost with adjustments made from time to time to recognize any reductions in value.

Unevaluated Oil and Gas Property.  We use the successful efforts method of accounting for our oil and gas properties. Under this method, oil and gas lease acquisition costs and intangible drilling costs associated with exploration efforts that result in the discovery of proved reserves and costs associated with development drilling, whether or not successful, are capitalized when incurred. If proved commercial reserves are not discovered, such drilling costs are expensed. In some circumstances, it may be uncertain whether proved commercial reserves have been found when drilling has been completed. Under Financial Accounting Standards Board Staff Position (FSP) No. 19-1 - Accounting for Suspended Well Costs, such exploratory well drilling costs may continue to be capitalized if the reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. We assess our capitalized exploratory wells pending evaluation each quarter to determine whether costs should remain capitalized or should be charged to earnings. Other exploration costs, including geological and geophysical costs, are expensed as incurred. We recognize gain or loss on the sale of properties on a field basis.

Unproved property costs are capitalized and reviewed periodically for impairment on a property-by-property basis, considering factors such as drilling and exploitation plans and lease terms. The estimated fair value of unproved leasehold costs includes the present value of probable reserves discounted at rates commensurate with the risks involved in each classification of reserve. Costs related to impaired prospects are charged to expense. An impairment expense could result if oil and gas prices decline in the future or if downward reserves revisions are recorded, as it may not be economical to develop some of these unproved properties.  We also evaluate current drilling results, lease expiration dates, current oil and gas industry conditions, international economic conditions, capital availability, foreign currency exchange rates, political stability in the countries in which the company has an investment, and available geological and geophysical information. Any impairment assessed is charged to expense.

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

Net Loss Per Share.  We apply Statement of Financial Accounting Standard ("SFAS") No. 128 - Earnings Per Share for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings.

Share-based Compensation.  We measure the cost of employee services received in exchange for stock options based on the grant date fair value of the awarded options under SFAS No. 123 (Revised 2004) – Share-Based Payment ("SFAS 123R").  We determine the fair value of stock option grants using the Black-Scholes option pricing model.   We determine the fair value of non-vested shares based on the last quoted price of our stock on the OTC Bulletin Board on the date of the share grant.   The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award.  As share-based compensation expense is recognized based on awards ultimately expected to vest, we have reduced the expense for estimated forfeitures based on historical forfeiture rates.  Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period.  Excess tax benefits, as defined in SFAS No. 123R, if any, are recognized as an addition to paid-in capital.

Foreign Currency Transactions.  Periodically, we assess the functional currencies of our Chinese subsidiaries to ensure that the appropriate currency is utilized in accordance with the guidance in SFAS No. 52 – "Foreign Currency Translation."  During the fourth quarter of 2006, we determined that the functional currency for our Chinese operations was U.S. Dollars, instead of the Chinese Renminbi ("RMB") as previously reported and utilized.  Foreign currency transaction gains or losses, which resulted from transactions denominated in the Chinese RMB, were recorded in the Consolidated Statement of Operations.

Fair Values of Financial Instruments.  Our company's financial instruments consist primarily of cash and cash equivalents, payables, and accrued payables.  The carrying values of these financial instruments approximate their respective fair values as they are short-term in nature.

Credit Concentration.  We had deposited with one financial institution approximately $2.8 million and with another $4.2 million in cash at December 31, 2008, which exceeded the limit of the Federal Deposit Insurance Corporation. The funds were deposited in U.S. government agency supported funds.  We did not require collateral from the financial institutions on these deposits.

Recent Accounting Pronouncements. In August 2008, the SEC announced that it will issue for comment a proposed roadmap regarding the potential use of International Financial Reporting Standards ("IFRS") for the preparation of financial statements by U.S. registrants. IFRS are standards and interpretations adopted by the International Accounting Standards Board. Under the proposed roadmap, we would be required to prepare financial statements in accordance with IFRS beginning in 2014, including comparative information also prepared under IFRS for 2013 and 2012. We are currently assessing the potential impact of IFRS on our financial statements and will continue to follow the proposed roadmap for future developments.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162 - The Hierarchy of Generally Accepted Accounting Principles ("GAAP"), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. FAS 162 is effective 60 days following the Security and Exchange Commission's ("SEC") approval of the Public Company Accounting Oversight Board amendments to AU Section 411 - The Meaning of  Present Fairly in Conformity with GAAP.  We do not expect the adoption of SFAS 162 to have an impact on our consolidated financial position, results of operations or cash flows.

Effective January 1, 2008, the Company adopted SFAS No. 157 - Fair Value Measurements.  SFAS No. 157 provides a definition of fair value and provides a framework for measuring fair value. The standard also requires additional disclosures on the use of fair value in measuring assets and liabilities. In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-1 - Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP No. 157-2 - Effective Date of FASB Statement No. 157.  We have adopted the provisions of FSP Nos. 157-1 and 157-2 in the first quarter of 2008. The adoptions of SFAS No. 157, FSP No. 157-1 and FSP No. 157-2 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning January 1, 2008. Currently, we have elected not to adopt the fair value option provision allowed under SFAS No. 159.

2.  Liquidity and Realization of Assets

We have not established a source of revenue and are not able to accurately predict the timing of our first revenue.  We have funded our exploration and development activities primarily through the sale and issuance of common stock. During the second quarter of 2008, we completed a transaction for the sale of 24 million shares of our common stock and warrants to purchase up to 8.4 million shares of our common stock for total net proceeds of $11.8 million under our shelf registration.  After filing our Annual Report on Form 10-K for 2008, we will not be eligible to use our shelf registration statement on Form S-3 unless the price of our common stock increases to a point that the aggregate market value of our common stock held by non-affiliates is $75 million or more.  If we again become eligible to use Form S-3, we plan to file a new registration statement but there can be no assurance that we will become eligible or, if we become eligible and file a registration statement, that the registration statement would become effective.

On March 13, 2009, we formed a strategic alliance related to our Qinnan Block with Arrow Energy International Pte Ltd, the Singapore-based subsidiary of Arrow Energy Limited, a large Australian CBM producer.  For additional information on the strategic alliance, see Note 12 – Subsequent Event.  Assuming that we obtain approval from our Chinese partner company and the MOC, and satisfy the other conditions under the Farmout Agreement with Arrow prior to October 15, 2009, then the additional payment due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our current minimum exploration expenditures for all three of our PSCs through early 2010.  Management will continue to seek to raise additional capital to continue operations and to meet future expenditure requirements necessary to retain our rights under the PSCs.  Management intends to seek to obtain funds by entering into a strategic relationship or transaction, such as a joint venture or farmout, and/or obtaining debt or equity financing.  The global financial crisis has created liquidity problems for many companies and financial institutions and international capital markets have stagnated, especially in the United States and Europe.  A continuing downturn in these markets could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through the sale of our securities.  While we will continue to seek to raise funds, there can be no assurance that we will be able to enter any strategic relationship or transaction or that we will be successful in obtaining funds through debt or equity financing.  Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer.  In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt or equity financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements.  There can be no guarantee of future fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs. Management believes that we will continue to be successful in obtaining the funds necessary to continue as a going concern.

As of December 31, 2008, we had unevaluated exploratory well costs totaling $30.6 million, of which $23.6 million have been capitalized for a period greater than one year.  Such costs, which related to the Shouyang Block in Shanxi Province, were initially capitalized under successful efforts accounting, pending a determination of whether sufficient quantities of economically recoverable proved reserves are found.  We make periodic assessments of whether these costs qualify for continuing capitalization, based on whether we are making sufficient progress in assessing the reserves and determining the economic and operating viability of the project, as more fully discussed in Note 4.

In addition to these periodic assessments, we also assess whether we have a reasonable expectation of recovering these costs through future net cash flows from the project, if we are successful in establishing proved reserves. During the first quarter of 2008, we received the report of an independent engineering firm, which was commissioned to study the various technical aspects of the current pilot project in the Shouyang Block.  The study indicated that significant gas content is present in the pilot area and that the coal in the area has relatively high permeability, based on production data available from the first seven wells (four horizontal and three vertical) drilled in the pilot area.  The report also indicated that we have made progress in lowering the field pressure to a level which appears to be approaching the critical desorption pressure necessary for CBM gas production.  Although there are many uncertainties associated with our exploration and dewatering efforts, we believe the results of the study provide the company with a reasonable basis for the long-term viability of this project, and support the continued capitalization of our unevaluated capitalized exploratory well costs in the project while we are continuing to evaluate the field.

The report noted that the initial seven pilot wells evaluated by the independent engineering firm had suffered varying degrees of wellbore damage while being drilled.  Without taking into consideration future planned wells, the report also indicates that the seven pilot wells appear insufficient to properly confine the area for dewatering purposes.  As such, the report indicates that we are unlikely to produce meaningful quantities of gas from these initial seven wells without drilling additional wells and/or conducting remedial activities on the seven wells.  Subsequent to the drilling of the seven wells included in the report, we have drilled an additional horizontal, 8 vertical and 3 deviated wells as of December 31, 2008 in the pilot area.  The unevaluated exploratory well costs at December 31, 2008 included exploratory drilling and related costs for six of the seven pilot wells and the additional wells.  During the fourth quarter of 2008, we expensed the previously capitalized costs related to one of the seven pilot wells, FCC-HZ02, pursuant to FSP No. 19-1, as more fully discussed in Note 4.  If these wells produce sufficient water and are cost effective, additional horizontal, deviated and/or vertical drilling efforts are likely.  However, there are many risks and uncertainties involved in early stages of exploring and attempting to develop a new CBM gas field and we cannot make any assurances that our efforts will be successful in making the pilot area commercially viable.  In the event we are not successful, we may be required to write off some or all of these unevaluated exploratory well costs.

3.  Statements of Cash Flows

We use the indirect method to present cash flows from operating activities. Cash paid for interest expense and income taxes for 2008, 2007 and 2006 was zero.  Other supplemental cash flow information for 2008, 2007 and 2006, is presented as follows (in thousands):

	2008	2007	2006
Non-cash transactions:
Issuance of common stock to pay consulting expenses	$14	$61	$91
Increase in outstanding stock options	(279)	1,330	1,772

4.  Unevaluated Oil and Gas Properties

The costs associated with our unevaluated oil and gas properties include the following (in thousands):

	At December 31,
	2008	2007
Unproved property costs	$275	$275
Unevaluated wells costs	30,562	31,539
	$30,837	$31,814

Unproved property Costs. Unproved property costs are composed of amounts we paid to the PRC's Ministry of Commerce ("MOC") and the China United Coalbed Methane Corporation ("CUCBM") pursuant to a production sharing contract we entered into in 2002 with CUCBM to acquire the mineral rights in the Enhong and Laochang areas in Yunnan Province.

Unevaluated Wells Costs.  Unevaluated well costs include only suspended well costs which are direct exploratory well costs pending determination of whether proved reserves have been discovered. Accounting guidance regarding capitalization of suspended well costs is provided by FSP No. 19-1.  FSP No. 19-1 addresses whether there are circumstances under the successful efforts method of accounting for oil and gas producing activities that would permit the continued capitalization of exploratory well costs beyond one year, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are under way or firmly planned for the near future.  Capitalization of costs should be continued beyond one year in cases where reserves for the project are not yet proven, but the company demonstrates sufficient continuing progress toward assessing those reserves.  During 2008, we determined that $7.9 million of the previously capitalized costs no longer met the requirements for continued capitalization pursuant to FSP No. 19-1.  Therefore, we charged the amount to Exploration Costs.  The amount included $7.0 million exploration expenditures related to the FCC-HZ02 well in the Shouyang project.  For the capitalized costs at December 31, 2008, our assessment indicated that our current work programs demonstrated our efforts in making sufficient continuing progress toward assessing the reserves in the areas for which the costs were incurred. Therefore, we have continued to capitalize these costs.

The following table provides an aging of capitalized exploratory well costs based on the date the costs were incurred and the number of related wells for which these exploratory well costs have been capitalized for a period greater than one year (in thousands, except number of projects):

	2008	2007
Unevaluated exploratory well costs that have been capitalized for a period of one year or less	$6,993	$7,657
Unevaluated exploratory well costs that have been capitalized for a period greater than one year (1)	23,569	23,882
Balance at December 31	$30,562	$31,539

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	1	2

(1)
Costs, as of December 31, 2008, related to our exploratory project in the Shouyang Block in the Shanxi Province.  Costs, as of December 31, 2007, related to our exploratory projects in the Shouyang and Qinnan Blocks in the Shanxi Province.

The following table reflects the net changes in capitalized exploratory well costs during 2008, 2007 and 2006 (in thousands):

	2008		2007	2006
Beginning balance at January 1	$31,539		$24,039	$9,465
Additions to unevaluated exploratory well costs pending the determination of proved reserves	6,930		7,657	14,838
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	-		-	-
Unevaluated exploratory well costs charged to expense	(7,907	)(1)	(157)	(264)
Ending balance at December 31	$30,562		$31,539	$24,039

(1)
During 2008, we determined that $7.9 million of unevaluated exploratory well costs incurred previously no longer met the requirements for continued capitalization.  Accordingly, we charged this amount to exploration costs.  The amount includes $7.0 million related to the FCC-HZ02 well in the Shouyang project.

Asset Retirement Obligations. The accounting for future development and abandonment costs is determined by SFAS No. 143 – Accounting for Asset Retirement Obligations.  SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  Sufficient testing on our wells has not been completed to determine the lives of these wells and, therefore, we have insufficient information to determine the timing of the obligations related to plugging, abandoning and restoring the site and cannot determine the present value of the obligation.  Due to the small number of wells, we do not believe the obligation is material, and we will recognize the liability when a reasonable estimate of fair value can be made. Therefore, there is no provision in the accompanying consolidated financial statements.

5.  Other Fixed Assets

Other fixed assets, net include the following (in thousands):

	At December 31,
	2008	2007
Other fixed assets	$919	$769
Accumulated depreciation	(373)	(266)
Other fixed assets, net	$546	$503

Other fixed assets include leasehold improvements, equipment and furniture.  Depreciation expense for the years ended December 31, 2008, 2007, and 2006 was approximately $167,000, $88,000 and $83,000, respectively.

6.  Income Taxes

  During the third quarter 2006, we implemented a restructuring plan under which we formed Far East Energy (Bermuda), Ltd. ("FEEB"), our wholly-owned subsidiary organized under the laws of Bermuda. We transferred to FEEB substantially all of our assets relating to operations in the PRC. Subsequent to the restructuring, we own primarily the outstanding capital stock of our subsidiaries, including FEEB, and cash and cash equivalents. FEEB is a Bermuda company, and Bermuda does not currently impose corporate income taxes.

For U.S. income tax purposes, the restructuring resulted in a reduction in both our net operating loss carry forwards and temporary differences attributable to these assets. Accordingly, our deferred tax assets and valuation allowance related to the foreign assets were reduced.

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Net operating loss	$2,024	$1,987
Accrued expense and other	31	19
Stock-based compensation	381	783
Total deferred tax assets	2,436	2,789
Total deferred tax liabilities	-	-
Net deferred tax assets	$2,436	$2,789

Net deferred tax assets	$2,436	$2,789
Less: valuation allowance	(2,436)	(2,789)
	$-	$-

Net operating loss, which can be carried forward for federal income tax purposes, was estimated to be approximately $6.0 million at December 31, 2008. We had net operating loss for federal income tax purposes of approximately $4.4 million at December 31, 2007.  The net operating loss  will begin to expire in 2016.  At December 31, 2008 and 2007, management believed that the above indicated valuation allowance was necessary in order to comply with the provisions of Statement of Financial Accounting Standard No. 109 - Accounting for Income Taxes as discussed below.

Income taxes for financial reporting purposes differed from the amounts computed by applying the statutory federal income tax rates because Bermuda has no income tax that would apply to FEEB, and because of our recording of the valuation allowance for the losses generated by us. The net decrease in the valuation allowance for the year ended December 31, 2008 was $0.4 million.  This decrease was primarily attributable to the reversal of temporary timing differences related to stock-based compensation.  The net increase in the valuation allowance for the year ended December 31, 2007 was $0.8 million.  This increase was primarily attributable to the net operating loss generated during 2007. The net decrease in the valuation allowance for the year ended December 31, 2006 was $5.3 million, which was attributable to the reduction of the net operating loss resulting from the restructuring plan with FEEB.

 In June 2006, FASB issued Interpretation No. 48 - Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Shouyang and Qinnan Production Sharing Contracts. We are the operator under two separate PSCs with CUCBM to develop the Shouyang and Qinnan Blocks in the Shanxi Province.  The term of each of the Shouyang and Qinnan PSCs consists of an exploration period, a development period and a production period. During the exploration period, we hold a 100% participating interest in the properties, and we must bear all exploration costs for discovering and evaluating CBM-bearing areas. If any CBM field is discovered, the development costs for that CBM field will be borne by us and CUCBM in proportion to the respective participating interests. The exploration period is divided into three phases called Phase I, Phase II and Phase III.  We have completed our Phase I and Phase II obligations under the PSCs, and elected to enter into Phase III.  Our work commitment to complete Phase III consists of furthering the horizontal drilling in the coal seam begun in Phase II to a total of 12,000 meters. This obligation can be met by combining the drilling results in the Shouyang and Qinnan Blocks.  We have completed two horizontal wells in the Shouyang Block under Phase III, the second of which was completed in the first quarter of 2007.  The wells we have drilled to date total approximately 11,855 meters of horizontal drilling in coal seam.  We are currently drilling a horizontal well in the Qinnan block which, when completed, is expected to fulfill the remainder of the 12,000 meter obligation.  The Phase III exploration period will expire on June 30, 2009, unless extended.

Under the PSCs, we have committed to satisfy certain annual minimum exploration expenditure requirements for each PSC.  Our minimum exploration expenditure requirement for each block is based on the minimum exploration expenditure requirements of CUCBM established by the Ministry of Land and Resources ("MLR").  The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by each PSC.  The annual minimum exploration expenditure requirement is approximately $2.9 million and $3.4 million, for the Shouyang PSC and the Qinnan PSC, respectively, based on the currency exchange rate between the U.S. Dollar and the Chinese RMB as of December 31, 2008.  For 2008, our exploration expenditure at each of the blocks exceeded their respective minimum requirement. As permitted by PRC law, the portion of the exploration expenditures which exceed the current year's MLR minimum exploration expenditure requirement can be carried forward toward the satisfaction of the subsequent year's minimum requirement.  The cumulative amounts to be carried forward at December 31, 2008 for the Shouyang and Qinnan blocks were $11.9 million and $0.2 million, respectively. These expenditure requirements are denominated in the RMB and therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the Chinese RMB.  Assuming that we obtain approval from our Chinese partner company and the MOC, and satisfy the other conditions under the Farmout Agreement with Arrow prior to October 15, 2009, then the additional payment due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our current minimum exploration expenditures for all three of our PSCs through early 2010.  The MLR minimum expenditure requirements are a significant factor that influences the Company's exploration work program.

Under the PSCs, we are required to make certain payments to CUCBM, including: (1) CUCBM assistance fees totaling $100,000 per year during the exploration period and $240,000 per year during the development and production periods; (2) training fees for Chinese personnel working on the projects of $120,000 per year during the exploration phase and $300,000 per year during the development and production periods; (3) signature fees totaling $300,000, which will be due within 30 days after first approval of the overall development plan following the exploration period; (4) reimbursement to CUCBM for government-imposed fees for CBM exploration rights during the exploration period, which were $306,000 in 2008, and are estimated to be approximately $313,000 in 2009, and are in proportion to our participating interest in the development and production periods; and (5) salary and benefits paid to CUCBM professionals during the exploration period, which was $164,000 for both blocks in 2008 and are estimated to be approximately $338,000 in 2009.  This increase is due to the establishment of separate JMCs due to the potential assignment to CNPC of CUCBM’s interest in the Qinnan PSC.  The allocation of salary and benefits for CUCBM professionals during the development and production periods will be determined by negotiation with CUCBM.

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

Under the Yunnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirement.  Our minimum exploration expenditure requirement for the block is based on the minimum exploration expenditure requirements of CUCBM established by the MLR.  The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by the PSC.  The minimum exploration expenditure requirement is approximately $1.1 million, based on the currency exchange rate between the U.S. Dollar and the Chinese RMB as of December 31, 2008.  We must spend this amount by December 31, 2009.  These requirements are denominated in the RMB, and therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the Chinese RMB.  For 2008, our exploration expenditure for the Yunnan PSC exceeded its minimum requirement.  As permitted by PRC law, the portion of the exploration expenditures which exceed the current year's MLR minimum exploration expenditure requirement can be carried forward toward the satisfaction of the subsequent year's minimum requirement.  The cumulative amount to be carried forward at December 31, 2008 for the Yunnan PSC was $0.5 million.   Assuming that we obtain approval from our Chinese partner company and the MOC, and satisfy the other conditions under the Farmout Agreement with Arrow prior to October 15, 2009, then the additional payment due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our current minimum exploration expenditures for all three of our PSCs through early 2010.  The MLR minimum expenditure requirements are a significant factor that influences the Company's exploration work program.

Pursuant to the terms of our Enhong-Laochang PSC with CUCBM, we have paid CUCBM signature fees totaling $350,000. Under the PSC, we are required to make certain payments to CUCBM, including: (1) CUCBM assistance fees for Chinese personnel totaling $45,000 per year during the exploration phase and $80,000 per year during the development and production periods; (2) training fees for Chinese personnel working on the projects of $45,000 per year during the exploration period and $80,000 per year during the development and production periods; (3) reimbursement to CUCBM for government-imposed fees for CBM exploration rights during the exploration period, which were $65,000 in 2008 and are estimated to be approximately $75,000 in 2009, and in proportion to our participating interest in the development and production periods; and (4) salary and benefits paid to CUCBM professionals during the exploration period, which was approximately $190,000 in 2008 and are estimated to be approximately the same in 2009.  The allocation of salary and benefits for CUCBM professionals during the development and production periods are determined by CUCBM and us through consultation.  As of December 31, 2008, CUCBM has not collected, and therefore we have carried forward, the accrual of $45,000 for the total assistance fees for 2008, the accruals of $45,000 and $25,000 of the $45,000 per year  training fees for 2008 and 2007, respectively,  the accruals of $65,000 and $35,000 of the $45,000 government-imposed fees for CBM exploration rights for 2008 and 2007, respectively, and the accrual of $142,000 of the $190,000 per year CUCBM professional salary and benefits for 2008.

Minimum Commitments.  At December 31, 2008, total minimum commitments from long-term non-cancelable operating leases and other purchase obligations are as follows ( in thousands):

Amount
2009	$2,531
2010 - 2012	1,138
2013 - 2014	-
2015 and beyond	-
Total Minimum Commitments	$3,669

8.  Employee Savings Plan

At December 31, 2008, we maintained a defined contribution plan covering all of our U.S. employees. Employees participating in the plan may select from several investment options. We match the participant's contribution up to a maximum of three percent of the participant's salary. The amounts contributed by the participants and us vest immediately. We expensed $48,000, $41,000 and $32,000 under this plan for 2008, 2007 and 2006, respectively.

9.  Share-based Compensation

We grant options to purchase common stock and non-vested shares of common stock to employees, members of the board of directors and consultants under our 2005 Stock Incentive Plan (the "2005 Plan"), which is shareholder-approved.  Our shareholders voted in December 2007 to add 4,000,000 shares of common stock to the 2005 Plan.  The 2005 Plan permits the grant of share-based awards, including options, non-vested shares (also commonly referred to as "restricted shares"), and stock appreciation rights and provides a total of 7,500,000 shares for grants.  Options granted under the 2005 Plan must carry an exercise price equal to or above the market value of the stock at the grant date, and a term of no greater than ten years.  The 2005 Plan provides that, unless otherwise agreed, non-vested shares granted under the 2005 Plan must be forfeited upon termination of service.  We issue new shares when options are exercised or shares are granted.  Our option grants under the 2005 Plan to date have generally utilized these terms: exercise price above or equal to average market price on the date of the grant; vesting periods up to four years from date of grant; term of up to ten years; and forfeiture of unexercised vested options after 60-90 days after termination of employment with the company.  Our non-vested shares granted under the 2005 Plan to date have utilized vesting periods of up to three years.

Prior to adoption of the 2005 Plan, grants of options included varying terms, some differing from the above.    During 2008, share-based awards granted outside the 2005 Plan included inducement awards for a new director and two new employees.  These awards carried terms similar to those made under the 2005 Plan.

In the fourth quarter of 2008, we reviewed the data we utilized to determine our estimated forfeiture rates for the  share based awards.  The estimated forfeiture rates were used in the calculations of the share based compensation costs.  The data indicated that most of the estimated forfeiture rates should be increased.  Consequently, we adjusted certain previously recognized compensation costs to reflect the higher estimated forfeiture rates.  As a result, we reduced the compensation costs by approximately $2.1 million.  The following table summarizes share based compensation costs recognized under SFAS No. 123R for 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
General and administrative	$(621)	$1,242	$1,414
Exploration Costs	342	69	449
Tax benefit	-	-	-
Total share-based compensation costs, net of tax	$(279)	$1,311	$1,863

We utilized certain assumptions in determining the fair value of options using the Black-Scholes option pricing model.  We calculated the estimated volatility for grants of options made in 2006 and 2007 by averaging the historical daily price intervals for our common stock for the portion of the expected life that our shares were publicly traded and the historical daily price intervals of similar peer companies for the remaining period.  As of the first quarter of 2008, expected volatility is based completely on the company's own historical volatility since we have sufficient data to determine the 6-year volatility.  The risk-free interest rate is based on observed U.S. Treasury rates at date of grant, appropriate for the expected lives of the options. The expected life of options granted during 2006 and 2007 was determined based on the method provided in Staff Accounting Bulletin No. 107, as we do not have an adequate exercise history to determine the average life for the options with the characteristics of those granted in 2007 and 2006.

Compensation expenses for the stock option grants determined under SFAS No. 123(R) for 2008, 2007 and 2006 were calculated using the Black-Scholes option pricing model with the following assumptions:

	Actual 2008	Actual 2007	Actual 2006
Dividend yield	0%	0%	0%
Expected volatility	77 - 82%	82 - 84%	83%
Risk-free interest rate	2.5 - 3.1%	4.2 - 4.9%	4.5%
Expected life of options (years)	5.5 - 6	5.5 - 6	6
Weighted average fair value per share at grant date	$0.44	$0.71	$1.19

The following table summarizes stock option transactions for 2008:

	2008
	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	9,965,000	$1.36
Granted	2,604,500	0.65
Exercised	-	-
Canceled	(125,133)	1.04
Forfeited	(543,867)	1.09
Expired	(580,000)	0.65
Outstanding at end of year	11,320,500	1.25	4.43	$-

Options exercisable at end of year	8,085,467	$1.43	2.65	$-

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $0, $383,000 and $354,000, respectively.

A summary of options outstanding as of December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.65 to $0.99	5,800,500	5.46	$0.66	3,000,667	$0.66
$1.00 to $1.99	1,100,000	6.12	1.17	930,000	1.18
$2.00 to $2.37	4,420,000	2.66	2.03	4,154,800	2.04
	11,320,500	4.43	1.25	8,085,467	1.43

The following table summarizes activity in non-vested shares of common stock for 2008:

	Non-Vested Shares of Common Stock	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,032,292	$0.91
Granted	538,500	0.60
Vested	(608,888)	1.04
Withheld for Taxes	(258,404)	0.53
Outstanding at end of year	703,500	0.70

10.  Stockholders' Equity

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

Issuances of Common Stock and Warrants.  The table below summarizes placements of our shares of common stock and warrants since the inception of the Company and warrants outstanding at December 31, 2008:

	Common		Proceeds		Warrants Outstanding at December 31, 2008
	Shares	Warrants	Gross	Net	Amount	Exercise Price	Expiration
Company
Formation	40,500,000	-	$53,000	$53,000	-	-	-
Shares issued
2002	5,250,500	-	3,413,000	3,051,000	-	-	-
2003	10,595,961	8,903,270	6,607,000	5,382,000	-	-	-
2004	18,186,471	11,042,215	15,962,000	14,621,000	198,314	$0.80 - $2.50	Jan 2010
2005	14,893,292	150,000	13,404,000	12,469,000	-	-	-
2006 (1)	25,514,511	-	25,881,000	24,953,000	-	-	-
2007 (2)	11,485,452	4,019,908	15,000,000	14,814,000	4,019,908	$2.61	Aug 2012
2008 (3)	24,000,000	8,400,000	12,000,000	11,808,000	8,400,000	$1.00	May 2013
	150,426,187	32,515,393	$92,320,000	$87,151,000	12,618,222

(1)
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

(2)
Registered offering completed in August 2007.  The warrants will terminate on the earlier of expiration date indicated or the date fixed for redemption under the warrant agreement.  We may redeem the warrants if the shares of the company's common stock trade at a price equal to or in excess of $3.92 per share for fifteen or more consecutive trading days.

(3)
Registered offering completed in the second quarter of 2008.  The warrants will terminate on the earlier of expiration date indicated or the date fixed for redemption under the warrant agreement.  We may redeem the warrants if the shares of the company's common stock trade at a price equal to or in excess of $2 per share for fifteen or more consecutive trading days.

Basic and Diluted Shares Outstanding.  Our basic and diluted numbers of shares outstanding in each of the three years presented were the same because we had net losses.  There were (1) 11,320,500, 9,965,000 and 10,203,000 options as of December 31, 2008, 2007 and 2006, respectively; and (2) 12,618,222, 4,368,222 and 8,661,589 warrants as of December 31, 2008, 2007 and 2006, respectively.

Resale Restrictions.  On December 31, 2008, we had 161,305,390 shares of common stock outstanding, of which 7,030,165 shares, or 4.4%, were subject to resale restrictions.

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

Warrants. The following table summarizes warrant transactions for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
Outstanding at beginning of year	4,368,222	8,661,589	11,862,601
Issued related to
Current year's share placements	8,400,000	4,019,908	-
Prior year's share placements	-	-	92,287
Exercised	-	(12,650)	(547,799)
Expired	(150,000)	(8,300,625)	(2,745,500)
Outstanding at end of year (1)	12,618,222	4,368,222	8,661,589

(1)	The same amount of shares of our common stock authorized was reserved for the exercise of the warrants.

Stock Options. In May 2005, our stockholders approved the 2005 Plan, which permits the granting of incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, consultants and members of the board of directors.  Our shareholders voted in December 2007 to add 4,000,000 shares of common stock to the 2005 Plan.  The 2005 Plan provides that the maximum number of shares of our common stock with respect to which the awards may be granted is 7,500,000 shares, subject to adjustment in accordance with the provisions of the 2005 Plan.  During 2008, we granted 1,641,500 options under the 2005 Plan.  As of December 31, 2008, we had 3,195,000 shares available for awards under the 2005 Plan, of which 1,311,500 shares could be issued as restricted stock, non-vesting shares or other full-valued stock-based awards.  Prior to approval of the 2005 Plan, we granted stock options to employees, directors, technical advisors and consultants under individual option agreements.

The following table summarizes stock option transactions for the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006
	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of year	9,965,000	$1.36	10,203,000	$1.44	9,786,000	$1.35
Granted	2,604,500	0.65	3,581,000	1.16	1,073,000	1.96
Exercised	-	-	(660,000)	0.65	(510,000)	0.65
Canceled	(125,133)	1.04	(1,840,000)	1.09	-	-
Forfeited	(543,867)	1.09	(1,219,000)	2.00	(146,000)	2.00
Expired	(580,000)	0.65	(100,000)	3.85	-	-
Outstanding at end of year	11,320,500	1.25	9,965,000	1.36	10,203,000	1.44

Options exercisable at end of year	8,085,467	1.43	7,176,200	$1.47	7,542,100	$1.31

11.  Comprehensive Loss

There were no reconciling items between the comprehensive loss and net loss for each of 2008 and 2007.  Therefore, comprehensive loss and net loss were the same for each of the periods.  Net loss was $22.7 million and $11.8 million, respectively, for 2008 and 2007.  The comprehensive loss for 2006 was $10.4 million, consisted of net loss of $10.3 million and foreign currency translation adjustment of $0.1 million.

12.  Subsequent Event

On March 13, 2009, we formed a strategic alliance related to our Qinnan Block with Arrow Energy International Pte Ltd ("Arrow").  In conjunction with the strategic alliance, one of our wholly owned subsidiaries, Far East Energy (Bermuda), Ltd. ("FEEB"), and Arrow entered into a Farmout Agreement (the "Farmout Agreement") under which, subject to certain conditions, FEEB will assign to Arrow 75.25% of its rights in the Qinnan PSC in the Shanxi Province.  The Farmout Agreement conditions the assignment on, among other things, the receipt of required approvals from the government of the PRC on or prior to October 15, 2009 or such later date as we may agree upon.  Upon satisfaction of the conditions, Arrow will make an initial payment of $8 million to us, and, subject to certain conditions, will fund all exploration and other development costs associated with the Qinnan PSC, up to a maximum of $30 million. In addition, under the Farmout Agreement, if we obtain Chinese governmental approval of an overall development program for the Qinnan area, Arrow will pay FEEB an additional $8 million in cash as a bonus.  If the conditions under the Farmout Agreement are not satisfied prior to October 15, 2009, then either party has the right to terminate the agreement by delivering notice of such termination to the other party.  Additionally, on the same date, (i) we entered into a securities purchase agreement with Arrow; (iii) FEEB issued an exchangeable note, $10 million principal amount, to Arrow for $10 million in cash, which we received shortly after the note was executed; (iv) we issued a warrant to Arrow for 7,420,000 shares of our common stock, at an exercise price of $1.00 per share; and (v) the Company and Arrow entered into a registration rights agreement.  The Company incurred approximately $0.5 million in costs in connection with the formation of the strategic alliance.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Quarterly Financial Information (In Thousands, Except Per Share Data):

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
2008
Revenues	$-	$-	$-	$-	$-
Total expenses	5,220	4,175	4,369	8,938	22,702
Net loss	(5,126)	(4,222)	(4,335)	(8,908)	(22,591)

Basic and diluted
- Earnings per share	$(0.04)	$(0.03)	$(0.03)	$(0.06)	$(0.15)
- Weighted average shares outstanding	137,207	144,978	161,213	161,305	151,231

2007
Revenues	$-	$-	$-	$-	$-
Total expenses	2,728	3,444	2,521	3,827	12,520
Net loss	(2,528)	(3,347)	(2,327)	(3,647)	(11,849)

Basic and diluted
- Earnings per share	$(0.02)	$(0.03)	$(0.02)	$(0.03)	$(0.09)
- Weighted average shares outstanding	123,888	124,594	129,429	136,464	128,631

SCHEDULE II

FAR EAST ENERGY CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2008, 2007 and 2006
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at End of Period
2008 deferred tax valuation allowance	$2,789	$(353)	$-	$-	$2,436
2007 deferred tax valuation allowance	1,950	839	-	-	2,789
2006 deferred tax valuation allowance	7,200	-	-	5,250	1,950

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

Management's Report on Internal Control over Financial Reporting

Management's report on internal control over financial reporting as of December 31, 2008 is included on page 44 of this report. Additionally, our independent registered public accounting firm, Payne Smith & Jones, P.C., that audited our consolidated financial statements included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008, which is included on page 46 of this report.

Changes in Internal Controls

In connection with the evaluation described above, our management, including our Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position
Thomas E. Williams	56	Chairman of the Board
Michael R. McElwrath	57	President, Chief Executive Officer and Director
William A. Anderson	69	Director
C. P. Chiang	66	Director
Donald A. Juckett	64	Director
John C. Mihm	66	Director
Lucian L. Morrison	72	Director
K. Andrew Lai	45	Chief Financial Officer and Principal Accounting Officer
Phil A. Christian	51	Chief Operating Officer, President and Country Manager of Far East Energy (Bermuda), Ltd.

Thomas E. Williams has served as Chairman of the Board since June 2007 and was appointed as a director in February 2004. Mr. Williams also serves on the Audit Committee of the Board. From 2000 until his retirement in 2007, Mr. Williams served as Vice President, Research and Business Development of Noble Technology Services, a wholly-owned subsidiary of Noble Corporation, a provider of diversified drilling and other services to the oil and gas industry. Mr. Williams also served as President of Maurer Technology Inc., a leading drilling R&D and engineering technology company and a wholly-owned subsidiary of Noble Corporation. He held senior executive positions at the U.S. Departments of Energy and Interior during the Bush Administration from 1989 to 1993. From 1993 to 2000, he was Business Development Director at Westport Technology Center in Houston, an upstream oil and gas research company. He was a co-founder and served on the Board of Cementing Solutions, Inc., an oil and gas cementing services and technology company based in Houston, Texas. He has been in the oil and gas industry for over 25 years, having owned and operated an oil and gas exploration, production and consulting company prior to joining the Department of Energy. Mr. Williams has authored more than 100 energy publications, presentations and articles and serves on a number of oil and gas organizations, associations and boards including the Research Partnership to Restore Energy for America (RPSEA), Independent Petroleum Association of America, the Petroleum Technology Transfer Council, the Society of Petroleum Engineers, American Association of Drilling Engineers, DeepStar Consortium Contributors Advisory Board, Nautilus International, Petris Technologies and the Environmentally Friendly Drilling Consortium.  He has a B.S. degree in business from Campbellsville College.

Michael R. McElwrath has served as the Company's President and Chief Executive Officer since October 2003. He became a director in October 2003 and served as Chairman of the Board from October 2003 until January 2005. Mr. McElwrath also served as Secretary and Treasurer from October 2003 until March 2005. He was employed as Vice President of Hudson Highland (formerly known as TMP Worldwide) from 1999 until joining the Company in October 2003. He also served as Acting Assistant Secretary of Energy in the first Bush Administration, as Director of the National Institute for Petroleum and Energy Research, as Director of British Petroleum's outsourced exploration and production lab for the Americas and as Deputy Assistant Secretary for policy for the U.S. Department of Interior in the last year of the Reagan Administration. Mr. McElwrath holds a J.D. from the University of Texas School of Law, as well as a B.A. from the Plan II Honors Program at the University of Texas. He is also a member of the Society of Petroleum Engineers, the Independent Petroleum Association of America, and the Texas Independent Producers and Royalty Owners Association.

William A. Anderson has served as a member of the Company's Board since October 2007. Mr. Anderson is the Chairman of the Audit Committee of the Board and has been designated as an "audit committee financial expert." He also serves on the Compensation Committee of the Board. Mr. Anderson has served as a consultant for Eastman Dillon Oil and Gas Association since 2006. From 1989 through 2005, he was a founder and partner of Weller, Anderson & Co. Ltd., a full-service stock brokerage firm. Prior to founding Weller in 1989, Mr. Anderson held several senior executive positions, including President of HARC Technologies, President of Rainbow Pipeline Company, President of Farmers Oil Company, Chief Financial Officer of ENSTAR Corporation, and General Partner and Senior Vice President of Blyth, Eastman, Dillon & Co. Mr. Anderson has extensive corporate board experience, having served as a director, committee chairman and/or committee member for a number of organizations, including Rancher Energy Corp., Tom Brown, Inc., Equisales, Inc., NationsBank Houston, Northern Trust Bank of Texas, American Income Life Insurance Company, Wing Corporation and Seven J-Stock Farm, Inc. He holds an MBA from the Harvard Business School and a B.S. in Business Administration from the University of Arkansas.

C.P. Chiang has served on the Board since December 2006. He also serves on the Nominating and Corporate Governance Committee of the Board. From 2001 until his retirement in 2006, Mr. Chiang served as the China Project Manager/Country Manager - China of Burlington Resources where he was responsible for managing the operations and activities of Burlington Resources in China and worked closely and negotiated with various Chinese governmental organizations. Throughout his 36 year career in the oil and gas industry, Mr. Chiang has held various engineering and management positions with oil and gas companies including British Gas E&P, Inc., Tenneco Oil Production and Exploration and Exxon Oil Company, now known as Exxon Mobil Corporation. Mr. Chiang earned a B.S. degree in mining engineering from National Cheng Kung University and a M.S. degree in petroleum engineering from New Mexico Institute of Mining and Technology.

Donald A. Juckett has served as a director since May 2004. Mr. Juckett is the Chairman of the Nominating and Corporate Governance Committee of the Board. He also serves on the Compensation Committee of the Board. In November 2005, Dr. Juckett established the position of Director of the Washington, D.C. office of the American Association of Petroleum Geologists. He presently serves as Founding Director for AAPG's Washington office. Prior to that, Dr. Juckett was self-employed as an industry information consultant. He served at the U.S. Department of Energy from 1988 until his retirement in 2003. At his retirement, Dr. Juckett was Director of the Office of Natural Gas and Petroleum Import and Export Activities for Fossil Energy. During his tenure with the Department of Energy, he also served as a member of the Senior Executive Service and held positions as Director of the Office of Natural Gas and Petroleum Import and Export Activities, Director for Natural Gas and Petroleum Technology and Acting Deputy Assistant Secretary for Natural Gas and Petroleum Technology. Dr. Juckett managed a portfolio of international projects including bilateral agreements with China, Russia, Venezuela, Ukraine, Bangladesh and Mexico. Dr. Juckett also played an active role in the formation of the United States/China Oil and Gas Industry Forum in 1998. From 1974 to 1988, Dr. Juckett worked for Phillips Petroleum Company, now known as ConocoPhillips, Inc., in management positions including responsibility for the support of worldwide divisions with exploration technologies including geochemistry and satellite imagery. Dr. Juckett earned a B.S. degree in chemistry from the State University of New York-Oswego and a Ph.D. in chemistry from the State University of New York-Albany.

John C. Mihm  has served as a director since May 2004. He served as Chairman of the Board from January 2005 through June 2007. Mr. Mihm currently serves on the Audit Committee and the Nominating and Corporate Governance Committee of the Board. He serves on the board of eProjectManagement and HNNG, and also serves as HNNG's Chief Operating Officer. Mr. Mihm is the owner and President of JCM Consulting, PLLC, which provides services in the engineering, construction, and project management field. From 1964 until his retirement in 2003, Mr. Mihm worked for Phillips Petroleum Company, now known as ConocoPhillips, Inc., in various management positions, finally serving as Senior Vice President of Technology and Project Development. Mr. Mihm's career includes over 20 years of work experience in China on offshore development and onshore coalbed methane exploration, working closely with China National Petroleum Corporation, China National Offshore Oil Corporation and SINOPEC on several joint ventures and employee development programs. He is a past board member of The Society of Petroleum Engineers and the ASME Foundation. Mr. Mihm is a registered professional engineer in Texas and Oklahoma. Mr. Mihm earned a B.S. degree in chemical engineering from Texas Tech University and serves on or has served on advisory boards at Texas Tech University, Oklahoma State University, University of Tulsa, University of Texas, Colorado School of Mines, Georgia Tech and University of Trondheim.

Lucian L. Morrison was appointed to the Board in January 2008.   Mr. Morrison is the Chairman of the Compensation Committee of the Board. He also serves as a member of the Audit Committee of the Board and has been designated as an "audit committee financial expert."  Mr. Morrison currently serves as a director, audit committee member and compensation committee member of Erie Indemnity Company.  Additionally, Mr. Morrison served as a director of Encore Trust Company from 2005 to 2007 and of Encompass Services, Inc. from 1997 to 2003.  He founded Heritage Trust Company in 1979 and served as its CEO until 1990 when he sold it to Northern Trust Bank of Texas.  He served as director and chairman of the Trust Committee of Northern Trust Bank of Texas from 1990 until 1992.  He co-founded Sentinel Trust Company in 1997 and continues to serve as a consultant to the company and its other founders, and a director and a member of the company's investment committee.  From 1998 to 2002, he was chairman of Wing Corporation, a private exploration and production company.  Mr. Morrison serves as an independent trustee and consultant in trust, estate, probate and qualified plan matters and also manages oil and gas properties in Texas. He is also a development board member of the University of Texas Houston Health Science Center.  He holds a J.D. from the University of Texas School of Law, a graduate degree from the Southern Methodist University Southwestern Graduate School of Banking, Trust Division and a B.B.A. in Accounting from the University of Texas School of Business Administration.

K. Andrew Lai was appointed as Chief Financial Officer and Principal Accounting Officer in October 2008.  Mr. Lai joined Far East Energy in January 2007 and served as Corporate Controller, Treasurer and Secretary of the Company. Prior to joining the Company, Mr. Lai held financial management positions with EOG Resources, Inc. from 1999 through January 2007. He also served with UMC Petroleum (now part of Devon Energy) from 1987 to 1995 and practiced public accounting from 1995 through 1999. Mr. Lai was raised in Hong Kong and is fluent in Cantonese and Mandarin. He holds BBA, MBA and J.D. degrees from the University of Houston. Mr. Lai is a Certified Public Accountant.

Phil A. Christian was appointed as Chief Operating Officer, President and Country Manager of Far East Energy (Bermuda), Ltd., our wholly-owned subsidiary in March 2008.  Mr. Christian has served in multiple operations management roles at British Petroleum Company p.l.c. ("BP") since 2003, including as Wells Manager for BP's Russian offshore operations and, as Director of Internal Audit, Director of Major Projects, and Technology Performance Team Leader in BP's Russian joint venture.  Between 1999 and 2003 he served as Project Manager and Team Leader in BP's Exploration and Production Technology Group and as Wells Manager in Colombia.  Prior to 1999, Mr. Christian served as a Drilling and Operations Manager for Amoco Production Company, in Latin America and China.  Mr. Christian has over 24 years of experience in the oil and gas industry. Mr. Christian earned a B.S. in Chemical Engineering from the University of Texas.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than ten percent stockholders are required by the SEC's regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us, we believe that all filing requirements applicable to our officers, directors and greater than ten percent stockholders for the year ended December 31, 2008, were complied with except for the timely filing of a Form 4 and a Form 3 by International Finance Corporation and Persistency, respectively, each a ten percent stockholder, and the filing of a Form 4 and a Form 3 for Lucian L. Morrison.  These filings were made after their due date on June 24, 2008, June 10, 2008, February 5, 2008 and February 5, 2008, respectively.

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

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

Lucian Morrison, Donald A. Juckett and William A. Anderson serve on the Compensation Committee. Our independent directors are, and we expect they will continue to be, the only members of the Compensation Committee. None of our directors or executive officers has a relationship with us or any other company that the SEC defines as a compensation committee interlock or insider participation that should be disclosed to stockholders.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis below with management, and based on reviews and discussions, the Compensation Committee recommended to the Board, and the Board has approved, that it be included in this report and in our 2008 Proxy Statement.

Lucian Morrison, Chairman of the Compensation Committee
William A. Anderson
Donald A. Juckett

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Committee

It is the responsibility of the Compensation Committee of our Board to set compensation for executive officers and directors, to establish and administer an overall compensation program that promotes the long-term interests of the Company and our stockholders, and to evaluate performance of executive officers.

The Compensation Committee uses information supplied by various sources, including Company management and outside compensation consultants, to assist it in determining compensation for our executive officers.  Management's role is primarily to provide information relevant to performance measurement.  At the request of the Compensation Committee, our Chief Executive Officer provides informal evaluations of the performance of the executives that report directly to him and may make recommendations as to base compensation and performance awards for these individuals.  Additionally, our Chief Executive Officer works with the Compensation Committee in determining appropriate criteria for evaluating individual and company performance.  Due to the small size of our company, the Compensation Committee is able to make or specifically approve virtually all decisions regarding executive compensation and, therefore, the delegation of the committee's authority in this regard is very limited.

We have used the compensation consulting firm, Towers Perrin, since 2004.  Towers Perrin was selected by the Compensation Committee and reports directly to it.  They have performed no other work for us and have no other outside relationship to the Company's directors or officers.  For further information, see "Use of Compensation Consultant and Benchmarking."

Compensation Philosophy and Objectives

In setting overall total compensation for executive officers, the Compensation Committee strives to achieve and balance the following objectives:

•	hiring and retaining executive officers with the background and skills to help us achieve our company's objectives;
•	aligning the goals of executive officers with those of the stockholders and the Company;
•	motivating executive officers to achieve the Company's important short, medium and long-term goals;
•	conserving cash by setting compensation levels consistent with market conditions and taking into consideration the Company's financial condition; and
•	providing sufficient ongoing cash compensation to retain executives in a competitive marketplace..

The philosophy we use in setting compensation levels and structures is based on the following principles:

•	compensation for our executive officers should be strongly linked to performance;
•
compensation should consist of an increasingly higher percentage of compensation that is at risk and subject to performance-based awards as an executive officer's range of responsibility and ability to influence the Company's results increases;

•	compensation should be fair and competitive in relation to the marketplace and our financial condition;
•	employment security should be used to equalize our employment opportunities with those of more mature companies, to the extent appropriate;
•	sense of ownership and long-term perspective should be reaffirmed through our compensation structure; and
•	outstanding achievement should be recognized.

Setting Executive Compensation

The Compensation Committee annually reviews and approves the base salaries, bonuses and equity awards of our executive officers.  During 2008, our executive officers included:

Name	Position
Michael R. McElwrath	President, Chief Executive Officer and Director
K. Andrew Lai	Chief Financial Officer and Principal Accounting Officer (from October 1, 2008)
Randall D. Keys	Chief Financial Officer (through October 1, 2008)
Phil A. Christian	Chief Operating Officer, President and Country Manager of Far East Energy (Bermuda), Ltd. (from March 12, 2008)
Garry R. Ward *	Senior Vice President, Engineering
Alex Yang *	Senior Vice President, Exploration and Production

* In December 2008, the Board of Directors reviewed the responsibilities of Garry Ward and Alex Yang with input from management and considered whether they were performing policy making functions for the Company.  Based on that review, the Board determined Messrs. Ward and Yang were not performing policy making functions and therefore, were not executive officers of the Company.  As a result, Messrs. Ward and Yang will not be treated as executive officers in 2009.

We use a combination of compensation elements in our executive compensation program, including:

•	salaries;
•	cash bonuses;
•	equity awards;
•	post-termination compensation; and
•	benefits.

Salaries and bonuses are our primary forms of cash compensation.  We strive to set salaries competitively by utilizing benchmarks as reference points.  We try to provide a reasonable amount of cash compensation to our employees to retain their executive talent in a competitive marketplace.  We provide short-term incentives by awarding annual cash bonuses determined by the Compensation Committee on a discretionary basis.  The bonuses reward achievement of short-term goals and allow us to recognize individual and team achievements.  The cash portion of our compensation structure consists of a higher percentage of salary as compared to bonus.  Bonuses and equity awards are our two forms of performance-based compensation.  We tend to use more equity awards than cash awards for performance-based compensation.  As a result of our lower cash bonuses, annual discretionary cash bonuses as a percentage of our cash compensation is relatively low in comparison to the companies surveyed by Towers Perrin.

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

Use of Compensation Consultant and Benchmarking

Towers Perrin provides survey data to the Compensation Committee, which the committee uses to gauge the reasonableness and competitiveness of both total compensation and structure of the compensation package for our executive officers.  In February 2008, Towers Perrin provided the Compensation Committee with an analysis of compensation for top executives at certain oil and gas companies, primarily smaller companies with revenues below $175 million.  The analysis included a combination of data from the William M. Mercer 2007 Energy Industry Compensation Survey and the Towers Perrin 2007 Oil & Gas Compensation Survey.  The Mercer survey included data from more than 200 small to mid-sized companies grouped by size.  The Towers Perrin survey included a smaller number of companies that varied in size.  All of the companies in the Mercer and Towers Perrin surveys were energy companies in the exploration and production sector.  Towers Perrin used the Mercer survey data for smaller companies to benchmark salaries and its own survey to benchmark short-term and long-term incentives as a percentage of salary.

Towers Perrin also provided compensation data for a selected peer group of publicly traded companies, which the Compensation Committee also used as a reference point to assist in evaluating the reasonableness of certain elements of compensation.  Towers Perrin, with the assistance of management, identified fifteen companies in the peer group.  These companies were selected for similarity of industry and because management believes that the Company competes with these companies for executive talent.  The following companies made up the peer group:

Harvest Natural Resources, Inc.	Toreador Resources Corp.
Clayton Williams Energy, Inc.	PrimeEnergy Corp.
Petroquest Energy Inc.	Transmeridian Exploration Inc.
Callon Petroleum Company	FX Energy Inc.
Endeavour International Corp.	TXCO Resources Inc.
Brigham Exploration Company	Cano Petroleum Inc.
HKN, Inc.	American Oil & Gas Inc.
BPZ Energy, Inc.

Information on the pay practices of the peer group is provided by Towers Perrin to the extent such information is available.  The Compensation Committee used their analysis of performance and the survey information in reviewing salaries and equity awards for 2008 and bonuses for 2008 performance for our executive officers.  However, the purpose of the analysis and survey information furnished by Towers Perrin is not to supplant the analysis of individual performance and other measures used in the compensation decision process for executive officers.  Because this analysis and information is just one of several analytical tools that are used in setting executive compensation, the Compensation Committee has discretion in determining the nature and extent of its use.

Total Compensation and Description and Allocation of Its Components

Total Compensation.  The Compensation Committee reviews total compensation for executive officers annually when they evaluate existing salaries and determine annual cash bonuses.  The committee evaluates survey data provided by Towers Perrin to assist in determining the appropriate total compensation for each officer.

The Compensation Committee blends the components of compensation to achieve a total compensation package that is weighted toward the equity component.  Total compensation for each officer, with some variation, was between the 25th and the 50th percentile of the total compensation of the companies in the survey data provided by Towers Perrin.  The cash components of compensation, which constitute a smaller percentage of total compensation, were near or below the 25th percentile.  Of the two cash components, salary was generally at or near the 25th and the 50th percentile and cash bonus opportunities were below the 25th percentile.  This is consistent with our objective of emphasizing equity awards and conserving cash.  Our level of cash compensation also reflects a key difference between our company and other companies in the survey.  Our company is in the development stage while the surveyed companies are generally revenue producing and therefore may be less concerned about conserving their cash resources.

Equity awards for executive officers have historically constituted a larger percentage of total compensation.  In 2008, equity awards. were between the 25th and the 50th percentile based on the survey data provided by Towers Perrin.   During 2008, the Company granted both options and  restricted stock to executive officers.  For further information, see "2008 Summary Compensation Table," "2008 Grants of Plan-Based Awards Table" and "Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table."

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

In addition to the Company's achievements, the Compensation Committee reviews the accomplishments and performance of the individual executive officers.  For 2008, in reviewing company and individual performance and as part of the determination of compensation, the Compensation Committee considered, among other things, the following company performance factors and individual performance factors:

Company Performance Factors

•	level of production of CBM gas, if any; and
•	changes in the Company's share price.

Individual Performance Factors

•	development and implementation of strategic plans related to the executive officer's responsibilities;
•	improvement of the Company's and our executive officer's relationships with CUCBM and other constituencies;
•	improvement of data management and technical analysis,
•	control of drilling and exploration costs;
•	creation of an overall development plan for the Shouyang Block in the Shanxi Province of China;
•	provision of relevant operational and production updates to executive team and the Board, as appropriate;
•	completion of successful capital raising at an appropriate level to meet upcoming operational needs; and
•	maintenance of effective investor relations and outreach to potential investors.

During its review of the 2008 performance criteria, the Compensation Committee gave approximately one-third of the weight of its evaluation of the executive officer based on company performance measures.  The remainder of the evaluation of the executive officer was based on the individual performance factors and other considerations.  These performance measures were also discussed with the applicable executive officers. The performance criteria had a significant impact on the Compensation Committee's decisions regarding discretionary bonuses for 2008, although they were not determinative in those decisions.  The committee also considered the 2007 performance criteria in determining salary increases in 2008.

In 2009, the Compensation Committee plans to continue to implement guidelines under which performance at the executive level can be measured with simplicity and transparency and performance awards can be granted in relation to those performance measures.  For a development stage company, appropriate, reliable performance measures can be difficult to identify.  However, we will seek to identify measurements that are appropriate to a development stage company and which will relate to the achievement of Company goals, particularly in the areas of drilling and production and appropriate management of our cash resources.  For 2009, the Compensation Committee intends to set performance measures based on both Company and individual performance factors and to adopt target bonuses based on a percentage of the executive's base salary.  The committee expects that the maximum bonus that an executive may earn will be set at a specified percentage of the executive's base salary.  The executive may earn that maximum bonus or percentage of salary only if the company and individual performance factors for the year are fully met.  Otherwise, the bonus actually earned will fall short of the maximum potential bonus achievable for the year and will be reduced based upon the committee's evaluation of company and individual performance factors.  The committee believes these performance measures will be a very strong factor in making bonus decisions and may influence salary adjustments and equity awards.  However, the Compensation Committee plans to continue to use its discretion in making these compensation decisions.

Salaries.  The Compensation Committee reviews salaries for our executive officers annually near the beginning of the year and adjustments to salaries, if any, have historically been made effective as of January 1 of that year.  Initial base salaries are set forth in the executive's employment agreement.  The level of salary is determined by market factors when the executive officer is hired and are adjusted as necessary during the annual review of salary.  Infrequently, specific circumstances may prompt a salary change outside the usual review schedule.  The Compensation Committee evaluates adjustments to salary based, in part, on the survey and peer group data provided by Towers Perrin and the company and individual performance criteria.  If an executive has changed or increased his level of responsibility within the Company, the Compensation Committee also considers a commensurate change in salary.

In February 2008, the Compensation Committee approved salary increases of 5% for each Michael R. McElwrath, Garry Ward and Zhendong "Alex" Yang.  These increases were made to maintain market competitiveness and to adjust for increases in cost of living based on available market comparison data, and were at rates consistent with or below salary rate increases at the Company generally.  In September 2008, Mr. Yang's annual salary was increased from $156,500 to $182,420 in conjunction with his move to work for the Company in China.  Additionally, Mr. Lai's salary was increased from $150,000 to $195,000 in conjunction with his promotion and appointment to Chief Financial Officer.  The Compensation Committee determined not to make any salary increases for 2009 for our executive officers.

Bonuses.   The Compensation Committee awards cash bonuses each year, typically early in the first quarter, for performance during the previous fiscal year.  We are required to pay a minimum bonus of $40,000 per annum to our Chief Executive Officer pursuant to his employment agreement with the Company, and certain bonuses related to foreign service for executives working in China.  Additionally, each year under the terms of the Company's employment agreements with Mr. Yang and Mr. Christian, the Company is obligated to pay 20% of each officer's base salary as an international service bonus for the service of these executives in China.  Other than contractual bonuses, the amount of each bonus has ultimately been a discretionary determination, based on the events and accomplishments of the year.  In light of the Company's current financial condition, the Compensation Committee determined to defer its decision whether to award cash bonuses for the 2008 performance period.

In determining discretionary bonuses, the Compensation Committee generally awards cash bonuses that are towards the lower end of the range for oil and gas companies in the survey data provided by Towers Perrin.  This is accomplished by setting a maximum bonus range as a percentage of salary and, through the 2007 performance period, this percentage has not exceeded 65%.  However, the Compensation Committee continues to use its discretion in making these compensation decisions.  The committee may consider granting retention bonuses in the future but does not currently intend to award additional retention bonuses.

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

Choice of equity vehicles.  We use grants of options to purchase our common stock for the equity awards granted to our executive officers.  Stock options effectively align our executives' goals with those of stockholders and motivate executive officers to achieve our long-term goals.  Our option agreements typically include both time-vesting and termination forfeiture terms, which assist us in inducing the employment and retention of executive officers by providing a financial incentive related to retention.  The Compensation Committee plans to continue to utilize options awards.

In addition, the Compensation Committee also utilizes restricted stock for equity awards.  The committee considered that the use of this form of equity in some cases, rather than options, would reduce dilution to our existing stockholders, provide equity participation in our company to these executives and reduce the overall number of shares granted.  The Compensation Committee believes that decreasing the dilutive effect related to our equity awards will assist in preserving the economic value of our existing stockholders.  The committee also believes that shares of time-vesting restricted stock will encourage achievement of long-term goals and retention of key executives in a similar manner as option awards.  The Compensation Committee plans to continue to grant options and/or restricted stock in the future to our executive officers.

Determining the size of the equity award.  We use equity awards as both a reward for past performance and an incentive for future performance.  The Compensation Committee has historically approved discretionary equity award grants to executive officers during the first quarter of the year.

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

•	the estimated fair value of the award (using the Black-Scholes option pricing model for options) and its impact on the executive's total compensation;
•	the estimated impact of the expense of the award on reported income in the year of the award and subsequent years;
•	the stockholder dilution, including overhang of existing options and warrants for our common stock;
•	the shares remaining available for grants under the 2005 Plan;
•	the tax consequences related to the vesting of the equity awards; and
•	the review of equity award data for comparable companies as provided by Towers Perrin.

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

Awards granted outside the 2005 Plan.  Prior to the adoption of the 2005 Plan, grants of options to executives included varying terms, some differing from the above.  Since the adoption of the 2005 Plan, we generally do not grant any awards outside the 2005 Plan except for inducement equity awards These awards contained terms similar to those made under the 2005 Plan.  The Compensation Committee may continue to grant options and/or restricted stock outside of the 2005 Plan, particularly for inducement grants to newly appointed executive officers and directors.

Expense recognition.  All compensatory options and restricted stock are expensed over time in accordance with generally accepted accounting principles. For information on the equity award expense recognized in 2008 for each executive officer, see "Summary Compensation Table – Option Awards" and "Summary Compensation Table – Restricted Stock Awards."  For further details regarding 2008 equity grants to our named executive officers, see the "Grants of Plan-Based Awards" table.  For further information on the 2005 Plan, see "Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table – 2005 Stock Incentive Plan" and "Security

Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information."

Procedures for granting equity awards.  We have generally granted any equity awards to our executive officers annually during the first quarter of each fiscal year or at employment.  Since the adoption of the 2005 Plan, options are dated and assigned exercise prices as of the nearest trading date to the meeting of the Compensation Committee in which such awards were approved.  Exercise prices for option grants during 2008 have been set at the fair market value on the date of grant or higher.  For purposes of determining exercise prices for our stock option awards, the fair market value of our common stock, on a given date, means the average of the closing bid and asked prices of the shares of common stock as reported that day on the OTC Bulletin Board.  We intend to continue this practice.  We attempt to avoid issuing options near the time of any expected significant movement in our stock price by taking care, within reason, not to schedule these meetings in proximity to upcoming or recent announcements of significance, such as earnings releases or other public announcements relating to current or future profitability.  Scheduling of meetings of the Compensation Committee is also impacted by availability of personnel and the need to make timely hiring decisions and cannot be perfectly aligned with regard to public announcements.  Under the 2005 Plan, the Chief Executive Officer, as long as he is a member of the Board, has the authority to grant equity awards of up to an aggregate of 200,000 shares of common stock in each calendar year to employees that are not subject to the rules promulgated under Section 16 of the Exchange Act.  The exercise price for such grants made by the Chief Executive Officer are to be based on the date the award agreement is signed, which is as soon as possible after the decision to make the award is settled.  In practice, all awards have usually been approved by the Compensation Committee.

Awards have also been granted to new executive officers and incumbent directors on or near the date of hire or election.  Our current practice is to grant, date and price options to new executives on the date of hire, which is not the date of their acceptance of our offer of employment, but rather, the first day they report for work at the Company.  During 2008, the Compensation Committee also granted restricted stock as an inducement of employment for new executive officers.  Similar to option awards, our current practice is to grant and date restricted stock awards on the first day the executive reports for work at the Company.  Grants to newly elected directors are generally awarded at the first meeting of the Compensation Committee after their election.

Post Termination Compensation.  We have employment agreements with all of our named executive officers.  However, the Company did not have an employment agreement with Mr. Keys, the Company's former Chief Financial Officer.  All of our executive employment contracts provide some form of termination benefits.  As a development stage company whose future may be uncertain, we believe it is necessary to provide contractual assurance of continued employment to our executives, and that without such assurances, our recruitment efforts would not be as successful.

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

Perquisites and Other Benefits.  We provide health insurance to our executive officers, which is the same as that provided to our other U.S. employees.  We also provide matching contributions for those U.S. employees who contribute to a Simple Individual Retirement Account ("Simple IRA"), matching up to 3% of annual salary, subject to certain caps provided by tax regulation.  These benefits were approved by the Compensation Committee when adopted.  We also provide additional pay to our U.S. executive officers working in China to compensate those executives for living outside the U.S.  The additional payments will be determined based on what we believe market compensation is when each is hired.

Tax and Accounting Considerations

Section 162(m) of the Code generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to any executive officer unless such compensation is paid pursuant to a qualified performance-based compensation plan.  All compensation awarded to our executive officers in 2008 is expected to be tax deductible.  The Compensation Committee considers such deductibility and the potential cost to the Company when granting awards and considering salary changes.

We account for equity awards under the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment ("FAS No. 123(R)").  We charge the estimated fair value of option and restricted stock awards to income over the time of service provided by the employee to earn the award, typically the vesting period.  The fair value of options is measured using the Black-Scholes option pricing model.  The fair value of restricted stock awards is measured by the closing price of our common stock on the date of the award, with no discount for vesting period or other restrictions.  The compensation expense to the Company under FAS No. 123(R) is one of the factors the Compensation Committee considers in determining equity awards to be granted, and also may influence the vesting period chosen.

As a result of the resignation of Randy D. Keys during 2008, Mr. Keys forfeited options to purchase up to 340,000 shares of common stock.

Chief Executive Officer Compensation

For 2008, the compensation of our Chief Executive Officer, Michael R. McElwrath, compares to the survey data provided by Towers Perrin as follows:

Component	Percentile
Salary	Between the 25th and 50th
Annual cash bonus	Below the 25th
Equity award	Between the 25th and 50th
Total	Below the 25th

The comparison of Mr. McElwrath's compensation to the benchmarks is similar to that of our other executive officers.

Of Mr. McElwrath's 2008 total compensation, 36% was attributable to the elements of salary and annual cash bonus and 64% to non-cash equity elements.  For other executive officers, the cash elements ranged from 50% to 71% of total compensation, with the exception of our officers working outside the U.S., whose cash elements comprised a higher percentage of their total compensation.  The allocation between cash and non-cash compensation for our executive officers was within the range of allocations that the Compensation Committee considers appropriate.

COMPENSATION TABLES AND ADDITIONAL INFORMATION

The following table sets forth a summary of compensation paid to our Chief Executive Officer, Chief Financial Officer, and three other most highly paid persons serving as executive officers (the "Named Executive Officers") for the fiscal years ended December 31, 2008, December 31, 2007 and December 31, 2006.

2008 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		Stock Awards (1)		Option Awards (1)		All Other Compen-sation		Total
Michael R. McElwrath	2008	$330,750	$40,000	(2)	$467,383		$216,164		$10,500	(4)	$1,064,797
President and Chief	2007	315,000	128,993		103,694		458,276		27,129		1,033,092
Executive Officer	2006	300,000	100,000		-		637,110		10,001		1,047,111
K. Andrew Lai	2008	161,250	-		14,775	(3)	51,300	(3)	4,125	(4)	231,450
Chief Financial Officer
Randall D. Keys (5)	2008	166,750	-		52,500		88,558		6,860	(4)	314,668
Former Chief Financial Officer	2007	62,500	12,938		52,500		92,772		44,875		265,585
Phil A. Christian	2008	184,556	36,911	(2)	73,800	(3)	64,722	(3)	276,903	(6)	636,892
President, COO
Far East Energy (Bermuda), Ltd.
Garry R. Ward	2008	171,791	-		116,905		55,010		-		343,706
Senior Vice President,	2007	163,611	19,756		4,370		45,515		-		233,252
Engineering	2006	155,820	23,373		-		193,468		-		372,661
Zhendong "Alex" Yang	2008	170,904	11,148	(2)	10,275		27,366		47,747	(7)	267,440
Senior Vice President,	2007	156,450	26,010		-		27,066		5,364		214,890
Exploration	2006	149,000	22,350		-		260,800		5,070		437,220

(1)
The amounts in this column reflect the recognized value of stock or option awards, as applicable, granted to each Named Executive Officer through the end of fiscal year 2008 as determined in accordance with FAS 123R.  See Note 9 to the consolidated financial statements included in Part II of this report for assumptions used in valuing these awards and the methodology for recognizing the related expense.  The expense, as presented in accordance with SEC rules in this table, has been modified to eliminate forfeiture assumptions related to service-based vesting conditions in computing the expense for unforfeited awards, and to reverse previously reported executive compensation expense for awards forfeited during the year. All options awards are for the purchase of our common stock.  Stock awards are grants of restricted stock representing time-vesting shares.  As a result of his resignation during 2008, Mr. Keys forfeited options to purchase up to 340,000 shares of common stock.

(2)	The bonuses of $40,000, $36,911 and $11,148 for Messrs. McElwrath, Christian and Yang are for service in 2008 and are required under the terms of their employment agreements.
(3)
On October 1, 2008, Mr. Lai was granted 45,000 shares of restricted stock and options to purchase up to 100,000 shares of common stock in conjunction with his appointment as Chief Financial Officer.  On March 12, 2008, Mr. Christian was granted 120,000 shares of restricted stock and options to purchase up to 500,000 shares of common stock in connection with his retention as President and Chief Operating Officer of Far East Energy (Bermuda), Ltd. ("FEEB").  The restricted stock terms of both Messrs. Lai and Christian reflect the Company's 2005 Plan.

(4)	Represents the cost of matching funds to the Named Executive Officer's Simple IRA.
(5)	Mr. Keys was Chief Financial Officer from October 1, 2007 through October 1, 2008. There were no severance or other payments made to Mr. Keys in connection with his separation.
(6)
Mr. Christian's other compensation includes $59,846 for housing in China, $55,930 for the expenses of two cars and two drivers, $40,860 for tax equalization, $73,505 for relocation expenses, $24,073 for vacation and home leave travel and $22,689 for the education of Mr. Christian's children while living in China.  The cost of the two cars and two drivers include vehicle leasing and maintenance expense, payroll, tolls, and fuel.  No allocation of the costs related to the use of the cars and drivers has been made between personal use and business travel within China.

(7)
Mr. Yang's other compensation includes $14,988 for housing in China, $11,780 for tax equalization, $10,000 for vacation and home leave travel, $6,744 for the expense of a car and driver, and $4,235 for the cost of matching funds to Mr. Yang's Simple IRA.  The cost of the car and driver includes vehicle leasing and maintenance expense, payroll, tolls, and fuel.  No allocation of the costs related to the use of the cars and drivers has been made  between personal use and business travel within China.

Grants of Plan-Based Awards in 2008

The following table provides information on equity awards granted during 2008:

Name	Grant Date (1)	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($ / Sh) (2)	Grant Date Fair Value of Stock and Option Awards ($)
Michael R. McElwrath	02/11/08	135,000				92,475
	02/11/08			540,000	0.69	251,640
K. Andrew Lai	02/11/08	45,000				30,825
	02/11/08			180,000	0.69	83,880
	10/01/08	45,000	(3)			13,500
	10/01/08			100,000	0.30	21,300
Phil A. Christian	03/12/08	120,000	(3)			73,800
	03/12/08			500,000	0.62	208,500
Garry R. Ward	02/11/08	45,000				30,825
	02/11/08			135,000	0.69	62,910
Zhendong "Alex" Yang	02/11/08	45,000				30,825
	02/11/08			135,000	0.69	62,910

(1)	Awards granted on February 11, 2008 are related to the 2007 performance period.
(2)
All option awards and restricted stock awards were granted under the 2005 Plan, except for the option award granted to Mr. Christian which was an inducement award and was granted outside the 2005 Plan.  This award carried terms similar to those made under the 2005 Plan.  The exercise price of all the options granted under the 2005 Plan was equal to the fair market value of our common stock on the date of grant.  The fair market value, on a given date, means the average of the closing bid and asked price of our common stock as reported that day on the OTC Bulletin Board.

(3)
On October 1, 2008, Mr. Lai was granted 45,000 shares of restricted stock and options to purchase up to 100,000 shares of common stock in conjunction with his retention as Chief Financial Officer.  On March 12, 2008, Mr. Christian was granted 120,000 shares of restricted stock and options to purchase up to 500,000 shares of common stock in conjunction with his retention as President and Chief Operating Officer of FEEB.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements with Name Executive Officers

We have employment agreements with our Named Executive Officers (except for Randall D. Keys) and those agreements are summarized below.

Agreement with Michael R. McElwrath.  On December 23, 2004, the Company entered into an amended and restated employment agreement with Mr. McElwrath.  On November 26, 2007, the Company amended the agreement by extending the term to October 13, 2010.  The employment agreement provides that Mr. McElwrath will receive performance bonuses of not less than $20,000 payable on or before the 13th of April and October of each year.  Mr. McElwrath's annual base salary for 2008 was increased to $330,750 from $315,000.

Unless further extended, the employment agreement for Mr. McElwrath terminates on October 13, 2010.  The employment agreement provides that if Mr. McElwrath is terminated by the Company for Cause (as defined in the employment agreement), the Company will pay his base salary and all amounts actually earned, accrued or owing as of the date of termination and he will be entitled for a period of three months after termination to exercise all options granted to him under his employment agreement or otherwise to the extent vested and exercisable on the date of termination unless otherwise provided in Mr. McElwrath's option agreements.  Subsequent to the three-month post-termination exercise period, remaining unexercised options will be forfeited.

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

•
for a period of three years following the termination date, the exercise of all options and restricted stock awards granted to him to the extent vested and exercisable at the date of termination of his employment (after the three year period is completed, remaining unexercised options will be forfeited); and

•	certain gross-up payments for any excise taxes.

Notwithstanding the foregoing, if Mr. McElwrath's termination of employment by the Company (other than for death, Cause or Disability) or by him for Good Reason occurs within 24 months following a Change of Control (as defined in the employment agreement), then he will be entitled to a lump sum payment of three times the sum of his base salary and bonus during the immediately preceding twelve-month period and all options and restricted stock granted to him will immediately vest and become exercisable as of the date of termination. After a period of three years following the termination date, all remaining unexercised options will be forfeited.  Pursuant to the Company’s employment agreement with Michael R. McElwrath, during the term of Mr. McElwrath’s employment, the Company agreed to nominate Mr. McElwrath for election to the Board of Directors at each annual meeting of the stockholders called for the purpose of electing directors.  Mr. McElwrath is entitled to terminate his employment for Good Reason (as defined in his employment agreement) if he is not nominated and elected as a director of the Company.  The employment agreement also entitles Mr. McElwrath to certain gross up payments for excise taxes in the event of a Change of Control.

If Mr. McElwrath's employment is terminated as a result of death or Disability, the Company will pay his base salary and all amounts actually earned, accrued or owing as of the date of termination and he or his estate will be entitled to exercise all options granted to him regardless of whether or not the option or restricted stock is vested on the date of termination.  Mr. McElwrath or his estate may exercise any of the options or restricted stock that vest on the date of termination for a period of three years, after which time the awards are forfeited.

Mr. McElwrath's employment agreement contains no covenant-not-to-compete or similar restrictions after termination.

Arrangement with Randall D. Keys.  Mr. Keys was appointed as Chief Financial Officer on October 1, 2007 and he continued to serve as Chief Financial Officer until October 1, 2008.  He had no employment contract with us.  Mr. Keys' annual base salary was $250,000 and he was also eligible to receive discretionary bonuses as determined by the Compensation Committee.  In the event that Mr. Keys' employment with the Company and its subsidiaries had been terminated upon or within 24 months of a Change of Control (as defined in the 2005 Plan), all options and restricted stock granted to Mr. Keys would have been immediately and fully vested and exercisable as of the date of termination. Mr. Keys resigned as Chief Financial Officer of the Company on October 1, 2008.  He received no compensation in connection with his resignation.

Agreement with Phil A. Christian.  On March 12, 2008, Far East Energy (Bermuda), Ltd. (“FEEB”) entered into an employment agreement with Mr. Christian pursuant to which Mr. Christian serves as FEEB’s President, Chief Operating Officer and Country Manager. The employment agreement will terminate on March 12, 2010, unless extended or earlier terminated. Under the terms of the agreement, Mr. Christian will receive an annual base salary of $230,000 and, while he is employed with FEEB in China, an international service bonus of 20% of Mr. Christian’s base salary per year, a housing allowance of up to $100,000 per year, a moving allowance, reimbursement for up to $30,000 for certain travel expense between China and the United States and reimbursement of up to $40,000 of education expenses for his children. He may also receive discretionary bonuses as determined by the Compensation Committee of the Company. Generally, Mr. Christian will also receive a tax equalization payment to the extent the amount Mr. Christian actually pays for income taxes exceeds the United States income tax and social security tax he would have paid as a citizen of the United States while he is employed with FEEB in China.  If Mr. Christian’s employment is terminated without cause (as defined in the employment agreement) or for good reason (as defined in the employment agreement), he will receive a severance payment of 100% of his annual base salary; provided that if Mr. Christian’s employment is so terminated on or within 24 months of a change in control (as defined in the employment agreement), he will receive a severance payment of 200% of his annual base salary.

Mr. Christian’s employment agreement contains no covenant-not-to-compete or similar restrictions after termination.

Agreement with K. Andrew Lai.  On October 1, 2008, the Company entered in an amended and restated employment agreement (the "Agreement") with Mr. Lai pursuant to which Mr. Lai will serve as the Company's Chief Financial Officer effective October 1, 2008.  The Agreement will terminate on October 1, 2010, unless extended or earlier terminated.  Pursuant to the Agreement, Mr. Lai's base salary is $195,000.  He may also receive discretionary bonuses in an amount up to 45% of his base salary.  In conjunction with his appointment as Chief Financial Officer, Mr. Lai also received options to purchase up to 100,000 shares of the Company's common stock and 45,000 shares of restricted stock.  If Mr. Lai's employment is terminated without Cause (as defined in the amended and restated employment agreement) or for Good Reason (as defined in the amended and restated employment agreement), he will receive a severance payment of 100% of his annual base salary; provided that if Mr. Lai's employment is so terminated on or within 24 months of a Change in Control (as defined in the amended and restated employment agreement), he will receive a severance payment of 200% of his annual base salary.  If Mr. Lai's employment is terminated as a result of death or Disability (as defined in the amended and restated employment agreement), the Company will pay his base salary  which would have been payable to Mr. Lai through the date his employment is terminated and all amounts actually earned, accrued or owing as of the date of termination.  If Mr. Lai’s employment is terminated for Cause or Mr. Lai voluntarily terminates his employment, the Company will pay his base salary and all amounts actually earned, accrued or owing as of the date of termination and he will be entitled for a period of three months after termination to exercise all options granted to him under his employment agreement or otherwise to the extent vested and exercisable on the date of termination.

Mr. Lai's employment agreement contains no covenant-not-to-compete or similar restrictions after termination.

Agreement with Garry R. Ward.  On February 1, 2004, the Company entered into an employment agreement with Mr. Ward whereby Mr. Ward serves as the Senior Vice President of Engineering for a term of five years unless sooner terminated.  Mr. Ward's employment agreement expired by its terms on January 31, 2009 and Mr. Ward and the Company are in discussions regarding entering into a new employment agreement. Mr. Ward will receive an annual base salary of at least $140,000. Mr. Ward's annual base salary for 2008 was $171,791.  Subject to management's discretion, Mr. Ward would have been eligible to receive annual bonuses in an amount equal to 20%

to 25% of his annual base salary at the time of payment.  If Mr. Ward were terminated by the Company for any reason other than Cause or is terminated after a Change in Control (as such terms are defined in the employment agreement), the Company will pay him a single lump-sum severance payment of $50,000.  If Mr. Ward's employment were terminated without Cause, he would have retained all of his rights in, and ownership of, all stock options vested as of the date of termination or that would vest within 30 days following the date of termination.  Additionally, in the event that Mr. Ward's employment with the Company and its subsidiaries were terminated upon or within 24 months of a Change of Control (as defined in the 2005 Plan), all options and restricted stock granted to Mr. Ward shall be immediately and fully vested and exercisable as of the date of termination. Mr. Ward's agreement includes a covenant-not-to-compete and a confidentiality provision, each of which apply for one year after termination.  In December 2008, the Board of Directors reviewed the responsibilities of Mr. Ward with input from discussion with management and considered whether he was performing policy making function for the Company.  Upon completion of the review, the Board determined that Mr. Ward was not performing any policy making function and, therefore, is not an executive officer of the Company.

Agreement with Zhendong "Alex" Yang.  On November 1, 2003, the Company entered into an employment agreement with Dr. Yang. The term of the employment agreement is five years unless sooner terminated. Dr. Yang will receive an annual base salary of at least $126,000.  In the event that Dr. Yang's employment with the Company and its subsidiaries is terminated upon or within 24 months of a Change of Control (as defined in the 2005 Plan), all options granted to Dr. Yang shall be immediately and fully vested and exercisable as of the date of termination.  Dr. Yang's agreement includes a covenant not to compete and a confidentiality provision, each of which apply for one year after termination.   On September 10, 2008, Dr. Yang entered into an amended and restated employment agreement with the Company. The agreement will terminate on September 10, 2010, unless extended or earlier terminated.  The Agreement provides that Dr. Yang will serve as the Senior Vice President – Exploration of Far East Energy (Bermuda) Ltd., a wholly-owned subsidiary of the Company ("FEEB"), and will work in China.  Prior to entering into the agreement and relocating to China, Dr. Yang served as the Senior Vice President – Exploration of the Company.  Pursuant to the amended and restated employment agreement, Dr. Yang will receive an initial base salary of $182,420 and, while he is employed with FEEB in China, an international service bonus equal to 20% of his base salary, a housing allowance of up to $60,000 per year, a moving allowance and reimbursement for up to $30,000 for certain travel expenses per year.  He may also receive discretionary bonuses as determined by the Compensation Committee of the Company. Generally, Dr. Yang will also receive a tax equalization payment to the extent the amount Dr. Yang actually pays for income taxes exceeds the United States income tax he would have paid as a citizen of the United States while he is employed with FEEB in China. If Dr. Yang's employment is terminated without cause (as defined in the amended and restated employment agreement), he will receive a lump sum payment of $50,000.    In December 2008, the Board of Directors reviewed the responsibilities of Dr. Yang with input from discussion with management and considered whether he was performing policy making function for the Company.  Upon completion of the review, the Board determined Dr. Yang was not performing any policy making function and, therefore, is not an executive officer of the Company.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the number of unexercised options segregated by those that were exercisable and those that were unexercisable as of December 31, 2008, and the number of vested and unvested shares of restricted stock.

		OPTION AWARDS					STOCK AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Michael R. McElwrath	01/29/02	60,000	-	(1)	0.65	01/29/12	-		-
	10/13/03	480,000	-	(1)	0.65	10/13/13	-		-
	12/23/04	200,000	-		2.00	12/23/09	-		-
	02/02/06	300,000	200,000	(1)	2.00	02/02/16	-		-
	12/27/07	500,000	-	(1)	1.30	10/13/13	-		-
	12/27/07	160,000	-	(1)	0.65	12/31/09	-		-
	03/21/07	-	-		-	-	300,000	(2)	54,000
	02/11/08	-	-		-	-	135,000	(2)	24,300
	02/11/08	-	540,000	(2)	0.69	02/10/18	-		-
K. Andrew Lai	01/29/07	56,000	84,000	(1)	0.79	01/29/17	-		-
	02/11/08	-	180,000	(2)	0.69	02/10/18	-		-
	02/11/08	-	-		-	-	45,000	(2)	8,100
	10/01/08	33,333	66,670	(3)	0.30	10/01/18	-		-
	10/01/08	-	-		-	-	30,000	(3)	5,400
Randall D. Keys	06/18/04	400,000	-	(4)	2.00	06/18/14	-		-
	10/01/07	150,000	-	(5)	1.05	10/01/17	-		-
Phil A. Christian	03/12/08	-	500,000	(2)	0.615	03/12/18	-		-
Garry R. Ward	02/01/04	100,000	-	(1)	2.00	02/01/14	-		-
	12/23/04	200,000	-	(1)	2.00	12/23/14	-		-
	02/02/06	30,000	20,000	(1)	2.00	02/02/16	-		-
	03/13/07	16,665	33,335	(2)	0.875	03/13/17	-		-
	12/19/07	300,000	-	(1)	2.37	02/01/14	-		-
	02/11/08	-	-				45,000	(2)	8,100
	02/11/08	-	135,000	(2)	0.69	02/10/18	-		-
Zhendong "Alex" Yang	08/08/03	320,000	-	(1)	0.65	01/29/09	-		-
	03/13/07	10,000	20,000	(2)	0.875	03/13/17	-		-
	02/11/08	-	-		-	-	45,000	(2)	8,100
	02/11/08	-	135,000	(2)	0.685	02/10/18	-		-

(1)	These options vest 20% on grant date, and 20% on each grant date anniversary thereafter.
(2)	This grant of restricted stock or options, as applicable, will vest in three equal annual installments beginning on the first anniversary date of the grant.
(3)
On October 1, 2008, Mr. Lai was granted 45,000 shares of restricted stock and options to purchase up to 100,000 shares of common stock in conjunction with his appointment as Chief Financial Officer.  Both the shares of restricted stock and options vest in three equal installments beginning on grant date, and on each grant date anniversary thereafter.   The restricted stock vest in three equal installments beginning on grant date and the two subsequent anniversaries thereof.

(4)
These options vested 25% on grant date, and 25% on each grant date anniversary thereafter.  On January 14, 2009, the original expiration date of June 18, 2009 of these options was extended to June 18, 2014.

(5)
As a result of the resignation of Mr. Keys during 2008, Mr. Keys forfeited options to purchase up to 40,000 shares of common stock awarded on January 25, 2007 and forfeited options to purchase up to 300,000 of 450,000 shares of common stock awarded October 1, 2007.

Stock Option and Restricted Stock Vested Table

The following table summarizes certain information regarding vesting of restricted stock during fiscal year 2008 for each of the Named Executive Officers:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Michael R. McElwrath	488,542	$263,620

K. Andrew Lai	15,000	4,500

Randall D. Keys	100,000	49,000

Phil A.Christian	120,000	33,600

Garry R. Ward	115,625	57,234

No stock options were exercised during 2008.

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

Quantification of termination benefits.  The following table quantifies the termination benefits due to our Named Executive Officers, in the event of their termination for various reasons, including any termination occurring within 24 months following a change of control.  The amounts were computed as if each executive officer's employment terminated on December 31, 2008.

2008 Potential Termination Benefits for Named Executive Officers

		Termination for Other than Cause, Death, or Disability
Executive Officer / Element of Compensation	Termination due to Death or Disability	or by Executive for Good Reason	within 24 Months Following a Change of Control
Michael R. McElwrath
Salary and bonus	$-	$741,500	$1,112,250
Equity awards (1)	78,300	-	78,300
Benefits (2)	-	46,514	46,514
Tax Gross-up (3)	-	-	396,897
Total Mr. McElwrath	$78,300	$788,014	$1,633,961

K. Andrew Lai
Salary and bonus	$-	$195,000	$390,000
Equity awards (1)	-	-	13,500
Total Mr. Lai	$-	$195,000	$403,500

Phil A. Christian
Salary and bonus	$-	$230,000	$460,000
Equity awards (1)	-	-	-
Total Mr. Christian	$-	$230,000	$460,000

Garry R. Ward
Salary and bonus	$50,000	$50,000	$50,000
Equity awards (1)	-	-	8,100
Total Mr. Ward	$50,000	$50,000	$58,100

Zhendong "Alex" Yang
Salary and bonus	$-	$50,000	$50,000
Equity awards (1)	-	-	8,100
Total Dr. Yang	$-	$50,000	$58,100

(1)
Equity awards are quantified at the intrinsic value on December 31, 2008 of all options and restricted stock that was not fully vested and exercisable, but would become exercisable, under the terms of the Name Executive Officer's employment agreement, due to the form of termination specified in the column heading. The intrinsic value of options is determined by calculating the difference between the closing market price of our common stock on December 31, 2008, which was  $0.18 per share, and the exercise price of the option, and multiplying that difference by the number of options exercisable at that given exercise price. The intrinsic values of all the options are then totaled.  The intrinsic value of restricted stock is equal to the number of shares times the closing price of our common stock on December 31, 2008.

(2)	Benefits quantified include the incremental cost to the Company of continuing health care benefits (based on December 2008 premium rates) and the cost of the Company's matching contributions.
(3)
Tax gross-up refers to reimbursement for any excise tax (and taxes on the imputed income attributable to the reimbursement for the excise tax and tax gross-up) the Named Executive Officer is required to pay under Section 4999 of the Code for excess parachute payments.  This amount reflects the estimated gross-up payments that would be due to Mr. McElwrath as if he had been terminated on December 31, 2008.

Randall D. Keys resigned as Chief Financial Officer of the Company on October 1, 2008.  There were no severance or other payments made to Mr. Keys in connection with his separation.

Directors' Compensation

The following table summarizes compensation paid to non-employee directors for 2008.  Mr. McElwrath is the only employee serving as a director and he does not receive any additional compensation for his service on the Board.  Mr. Keys served as an independent director on our Board from June 2004 until his appointment as Chief Financial Officr on October 1, 2007, at which time he resigned from the Board and its committees.  All of Mr. Keys' compensation, including all compensation earned from service on the Board, is reported in the 2007 Summary Compensation Table under "All Other Compensation."

2008 Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards (1)		Option Awards (1)	Total

Thomas E. Williams (2)	$37,500	$25,937	(3)	$19,973	$83,410

William A. Anderson (2)	39,000	-		58,465	97,465

C. P. Chiang (2)	23,000	-		41,969	64,969

Donald A. Juckett (2)	30,500	-		19,973	50,473

John C. Mihm (2)	29,625	-		19,973	49,598

Lucian Morrison (2) (4)	24,875	-		78,482	103,357

(1)
Stock Awards and Option Awards are quantified in the table according to the amount included in 2008 share-based compensation expense for the awards granted to each named director through the end of fiscal year 2008.  See Footnote 9 to the Consolidated Financial Statements which is included in Part II of this report for assumptions used in valuing these awards and the methodology for recognizing the related  expense.  The expense has been modified in accordance with SEC rules to eliminate forfeiture assumptions in computing the expense for the year.   There were no actual forfeitures during 2008 by any of the named directors.  All options are for the purchase of our common stock.  All stock awards are grants of restricted stock representing time-vesting shares of our common stock.

(2)
On February 11, 2008, Messrs. Williams, Anderson, Chiang, Juckett, Mihm, and Morrison were granted options to purchase 40,000 shares of our common stock.  The grant date fair values of these awards were $27,400 to each of these directors.

(3)	This stock award was made in 2007 to compensate Mr. Williams for the loss of value to his options that were modified to increase the exercise price in order to comply with Section 409A of the Code.
(4)
Effective January 9, 2008 , Mr. Morrison was appointed as a director.  On that date he was granted options to purchase up to 188,000 shares of our common stock. The grant date fair value of this award was $120,884.

The table below provides information regarding the outstanding stock option and restricted stock awards for each of our directors as of December 31, 2008.

2008 Outstanding Equity Awards for Directors
Name	Number of Securities Underlying Unexercised Options (#)

Thomas E. Williams	480,000
William A. Anderson	250,000
C. P. Chiang	240,000
Donald A. Juckett	480,000
John C. Mihm	480,000
Lucian Morrison	228,000

In 2007, the Company began paying cash compensation to non-employee directors for their service on the Board. In January 2007, the Board approved a standard compensation arrangement for directors, effective January 1, 2007, as follows:

Schedule of Directors' fees

Annual cash retainer	$15,000	annually
Board meetings in person	1,500	for each meeting
Board meetings by telephone	500	for each meeting
Committee meetings in person	1,000	for each meeting
Committee meetings by telephone	500	for each meeting
Committee Chairman retainer	5,500	annually
Audit Committee Chairman retainer	12,000	annually
Board Chairman retainer	12,000	annually

The Company also reimburses directors for the reasonable expenses they incur to attend Board, Board committee and/or investor relations meetings.  In addition, in 2008, the Board approved an annual grant of options to purchase 40,000 shares of common stock to each non-employee director, which have an exercise price equal to fair market value on date of grant, a term of ten years and will vest in their entirety on the first anniversary of the date of grant.  The fair market value, on a given date, is the mean of the closing bid and asked prices of the common shares as reported that day on the OTC Bulletin Board.  These grants are expected to be made during the first quarter each fiscal year.  The 2008 grant to each of the six non-employee directors was made on February 11, 2008.  The options have an exercise price of $0.765, which was the fair market value of our stock on the date of grant.

In addition to the annual grants of options to directors described above, we typically grant options to directors upon their initial appointment or election as a director.  On January 9, 2008, Lucian Morrison received an option grant of 188,000 shares, with a ten year term and an exercise price of $0.94, which was the fair market value of our stock on that date.  The options will vest over three years, with 25% vested immediately and an additional 25% vesting on the first, second and third anniversary of the date of grant.  If upon or within 24 months of a Change of Control (as defined in the 2005 Plan) a director's service in their capacity as a director of the Company is terminated, then all options granted to the director will immediately and fully vest and be exercisable as of the date their service is terminated.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table sets forth, as of March 4, 2009, certain information with respect to the beneficial ownership of our common stock by (a) each stockholder beneficially owning more than 5% of the Company's outstanding common stock; (b) each director of the Company who is a stockholder of the Company; (c) each of the Named Executive Officers who is a stockholder of the Company; and (d) all Named Executive Officers and directors of the Company as a group.  Total shares outstanding on March 4, 2009 were 161,292,283.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Outstanding Common Stock
International Finance Corporation	21,580,360	(1)	13.4%
Persistency Capital, LLC	17,530,543	(2)	10.9%
Goldman Sachs Group, Inc.	11,617,333	(3)	7.2%

Executive Officers:
Michael R. McElwrath	2,735,567	(4)	1.7%
K. Andrew Lai	282,333	(5)	*
Phil A. Christian	421,667	(6)	*

Non-Executive Directors:
Thomas E. Williams	508,125	(7)	*
William A. Anderson	155,000	(8)	*
C. P. Chiang	200,000	(9)	*
Donald A. Juckett	519,100	(10)	*
John C. Mihm	492,500	(11)	*
Lucian L. Morrison	134,000	(12)	*

All Directors and Executive Officers as a Group (9 persons)	5,448,292	(13)	3.3%

___________________________
*    Less than 1%.

(1)
The amount of beneficial ownership of the shares is based on a Schedule 13G filed with the SEC dated June 20, 2008.  The address for International Finance Corporation is 2121 Pennsylvania Avenue, N.W., Washington, D.C. 20433.

(2)
The amount of beneficial ownership of the shares is based on a Schedule 13G filed with the SEC dated February 13, 2009.  The address for Persistency Capital, LLC is 1270 Avenue of the Americas, Suite 2100, New York, NY  10020.  Based on the Schedule 13G, Persistency Capital, LLC and Mr. Andrew Morris share investment and voting power over the shares.

(3)
The amount of beneficial ownership of the shares are based on a Schedule 13G filed with the SEC dated February 11, 2009.  The address for Goldman Sachs Group, Inc is 85 Broadway Street, New York, NY 10004.

(4)
Includes 1,980,000 shares which Michael R. McElwrath may purchase pursuant to options which are exercisable within 60 days of March 4, 2009.  Also includes 300,000 shares of restricted stock which vest in two equal installments on March 21, 2009 and 2010; and 90,000 shares of restricted stock which vest in two equal installments on February 11, 2010 and 2011.

(5)
Includes 177,330 shares which Andrew Lai may purchase pursuant to options which are exercisable within 60 days of March 4, 2009.  Also includes 30,000 shares of restricted stock which vest in two equal installments on February 11, 2009 and 2010; and 60,000 shares of restricted stock, which vest in two equal installments on October 1, 2009 and 2010.

(6)
Includes 166,667 shares which Phil Christian may purchase pursuant to options which are exercisable within 60 days of March 4, 2009.  Also includes 35,000 shares which Mr. Christian may purchase pursuant to warrants which he acquired in June 2008 associated with the Company's fundraising transactions.  Also includes 120,000 shares of restricted stock which vested on September 11, 2008.

(7)
Includes 480,000 shares which Thomas E. Williams may purchase pursuant to options which are exercisable within 60 days of March 4, 2009.  Also includes 28,125 shares of restricted stock which vested on May 1, 2008.

(8)
Includes 145,000 shares which William A. Anderson may purchase pursuant to options which are exercisable within 60 days of March 4, 2009.  Mr. Anderson disclaims beneficial ownership of 10,000 of these securities held by Anderson Securities Corp. except to the extent of his pecuniary interest therein, and the inclusion of these shares in this report shall not be deemed an admission of beneficial ownership of all of the reported shares for any purpose.

(9)	Includes 200,000 shares which C.P. Chiang may purchase pursuant to options which are exercisable within 60 days of March 4, 2009.
(10)	Includes 480,000 shares which Donald A. Juckett may purchase pursuant to options which are exercisable within 60 days of March 4, 2009.
(11)	Includes 480,000 shares which John C. Mihm may purchase pursuant to options which are exercisable within 60 days of March 4, 2009.
(12)	Includes 134,000 shares which Lucian L. Morrison may purchase pursuant to options which are exercisable within 60 days of March 4, 2009.
(13)	Includes 4,278,000 shares which may be purchased pursuant to options and warrants which are exercisable within 60 days of March 4, 2009 by our directors and executive officers.

Equity Compensation Plan Information

The following table provides information regarding the equity compensation plans as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plan Category	(a)	(b)	(c)
Plans approved by security holders (1)	3,216,500	$1.01	3,195,000
Plans not approved by security holders
- Inducement awards (2)	1,098,000	0.75	-
- Investor Relations Consultant	125,000	0.86	-
- IRS 409A related grants (3)	1,260,000	1.66	-
- Prior to adoption of the 2005 Plan (4)	5,621,000	1.41	-
Total	11,320,500	1.25	3,195,000

(1)
For discussion of the 2005 Stock Incentive Plan ("2005 Plan"), which was approved by the security holders, see "Executive Compensation - Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table—2005 Stock Incentive Plan."

(2)	We awarded as inducement grants options to purchase shares of common stock to new board members and new employees outside the 2005 Plan. The grants carried a term of ten years.
(3)
We granted options to purchase shares of common stock in December 2007 which were replacements for options cancelled due to potential adverse tax consequences to the holders of the cancelled options under Section 409A of the Internal Revenue Code.  The cancelled options had been granted prior to adoption of the 2005 Plan.  The replacement stock options have terms between one and approximately six years, and exercise prices in the range of $0.65 to $2.37 per share.

(4)
We granted options to purchase shares of common stock prior to the adoption of the 2005 Plan, which are evidenced by individual stock option agreements.  The options were granted to officers, directors and consultants and have a term of between five and ten years and an exercise price in the range of $0.65 to $2.37 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Related Person Transactions

In accordance with our audit committee charter, the Audit Committee reviews related person transactions.  It is the Company's policy that we will not enter into transactions that are considered related person transactions that are required to be disclosed under Item 404 of Regulation S-K unless the committee or another independent body of the board first reviews and approves the transactions.

Board Independence

The Board has determined that each director, except for Michael R. McElwrath, has no material relationship with the Company and is independent within the meaning of the AMEX listing standards.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm Fee Information

Audit Fees

The aggregate fees billed by Payne Smith & Jones, P.C. for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2008 and 2007 and for the review of the financial statements included in our Quarterly Reports on Form 10-Q for those years were $154,466 and $140,839, respectively.

Audit-Related Fees

Payne Smith & Jones, P.C. did not render any audit-related professional services for the years ended December 31, 2008 and 2007.

Tax Fees

The aggregate fees billed by Payne Smith & Jones, P.C. for professional services rendered for tax compliance, tax advice and/or tax planning for the years ended December 31, 2008 and 2007 were $6,000 and $5,000, respectively.  The fees were for the preparation of the 2007 and 2006 corporate tax returns.

All Other Fees

Payne Smith & Jones, P.C. did not bill any other fees for professional products or services rendered to us, other than those described above under "Audit Fees," "Audit-Related Fees" and "Tax Fees" for the years ended December 31, 2008 and 2007.

The Audit Committee pre-approved all of the audit and non-audit fees described above for the years ended December 31, 2008 and 2007.

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

A list of the exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index beginning on page 98 of this report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2009.

FAR EAST ENERGY CORPORATION

By:	/s/ Michael R. McElwrath
Michael R. McElwrath
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities with Far East Energy Corporation indicated and on March 30, 2009.

	Signature	Title
	/s/ Michael R. McElwrath	Chief Executive Officer,
	(Michael R. McElwrath)	President and Director
(Principal Executive Officer)

	/s/ K. Andrew Lai	Chief Financial Officer
	(K. Andrew Lai)	(Principal Financial and
Accounting Officer)

	* Thomas E. Williams	Chairman of the Board
(Thomas E. Williams)

	* William A. Anderson	Director
(William A. Anderson)

	* C. P. Chiang	Director
(C. P. Chiang)

	* Donald A. Juckett	Director
(Donald A. Juckett)

	* John C. Mihm	Director
(John C. Mihm)

	* Lucian L. Morrison	Director
(Lucian L. Morrison)

*	By: /s/ K. Andrew Lai
(K. Andrew Lai)
(Attorney-in-fact for persons indicated)

INDEX OF EXHIBITS

Exhibit Number	Description
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

4.8
Warrant, dated March 13, 2009, issued to Arrow Energy International Pte Ltd (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 16, 2008, and incorporated herein by reference).

4.9
Exchangeable Note, dated March 13, 2009, by Far East Energy (Bermuda), Ltd. for the benefit of Arrow Energy International Pte Ltd (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 16, 2008, and incorporated herein by reference).

4.10
Registration Rights Agreement, dated March 13, 2009, between the Company and Arrow Energy International Pte Ltd (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on March 16, 2008, and incorporated herein by reference).

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

10.38*
Form of Letter Agreement with Zhendong "Alex" Yang and Garry R. Ward for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

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

10.45*
Non-Qualified Stock Option Agreement, dated October 1, 2007, by and between the Company and William A. Anderson (filed as Exhibit 10.52 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, which was filed on November 7, 2007, and incorporated herein by reference).

10.46*
Second Amendment to Amended and Restated Employment Agreement, dated November 26, 2007, between the Company and Michael R. McElwrath (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 27, 2007, and incorporated herein by reference).

10.47*	Form of Restricted Stock Agreement (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-148363) filed on December 27, 2007, and incorporated herein by reference).
10.48*
Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.49*
Restricted Stock Agreement, dated December 27, 2007, between the Company and Michael R. McElwrath (filed as Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.50*
Restricted Stock Agreement, dated December 27, 2007, between the Company and Thomas E. Williams (filed as Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.51*
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

10.54*
Non-Qualified Stock Option Agreement, dated March 12, 2008, between the Company and Phil Christian (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 12, 2008, and incorporated herein by reference).

10.55*
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

10.57*
Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, by and between the Company and Zhendong "Alex" Yang (filed as Exhibit 10.63 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.58*
Second Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, by and between the Company and Michael McElwrath (filed as Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference). The original option agreement was entered into on January 29, 2002.

10.59*
Second Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, by and between the Company and Michael McElwrath (filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).  The original option agreement was entered into on October 13, 2003.

10.60*
Third Amendment to Amended and Restated Employment Agreement, dated March 7, 2008, between the Company and Michael R. McElwrath (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 12, 2008, and incorporated herein by reference).

10.61
Stock Subscription Agreement, dated June 2, 2008, between the Company and International Finance Corporation (filed as Exhibit 10.64 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, which was filed on August 6, 2008, and incorporated herein by reference).

10.62*
Amended and Restated Employment Agreement, dated October 1, 2008, by and between the Company and Andrew Lai (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 6, 2008, and incorporated herein by reference).

10.63* †	First Amendment to Non-Qualified Stock Option Agreement, dated December 19, 2008, between the Company and Michael McElwrath. The original option agreement was entered into on February 2, 2006.
10.64* †	Second Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Michael McElwrath. The original option agreement was entered into on January 29, 2002.
10.65* †
Second Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Thomas Williams.  This Agreement amended 100,000 options, which was vested on or prior to December 31, 2004, of the original agreement dated February 24, 2004.

10.66* †
Third Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Thomas Williams.  This Agreement amended 300,000 options, which was vested on or after January 1, 2005, of the original agreement dated February 24, 2004.

10.67* †	Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and John Mihm. The original option agreement was entered into on May 24, 2004.
10.68* †	Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Don Juckett. The original option agreement was entered into on May 18, 2004.
10.69* †	First Amendment to Employment Agreement, dated December 19, 2008, between the Company and Phil Christian.
10.70* †	Second Amendment to Employment Agreement, dated December 31, 2008, between the Company and Phil Christian.
10.71* †	First Amendment to Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Andrew Lai.
10.72* †	Fourth Amendment to Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Michael McElwrath.

10.73* †	Form of Nonqualified Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan.
10.74
Securities Purchase Agreement, dated March 13, 2009, among the Company, Far East Energy (Bermuda), Ltd., and Arrow Energy International Pte Ltd (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 16, 2008, and incorporated herein by reference).

10.75
Farmout Agreement, dated March 13, 2009, between the Company, Far East Energy (Bermuda), Ltd., and Arrow Energy International Pte Ltd (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 16, 2008, and incorporated herein by reference).

21.1 †	List of Subsidiaries of Far East Energy Corporation.
23.1 †	Consent of Payne Smith & Jones, P.C.
24.1 †	Powers of Attorney
31.1 †	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 †	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 †	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
32.2 †	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.

____________
*	Management contract or compensatory plan arrangement.
†	Filed herewith