Form 10-Q
period 2009-03-31
FAR EAST ENERGY CORP
filed 2009-05-06
CIK 1124024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

3BFORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                                                 Accelerated filer  ☒                                           Non-accelerated filer  ☐                                           Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐                        No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2009.
UTitle of each class	UNumber of shares
Common Stock, par value $0.001 per share	162,582,283

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
4BTABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,713	$7,880
Restricted cash	1,697	-
Inventory	168	188
Prepaid expenses	172	262
Deposits	124	124
Other current assets	44	46
Total current assets	13,918	8,500

Property and Equipment:
Unevaluated oil and gas properties	30,838	30,837
Other fixed assets, net	509	546
Total property and equipment	31,347	31,383

Deferred financing costs	443	-
Total assets	$45,708	$39,883

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,077	$2,249
Accrued liabilities	1,180	2,323
Total current liabilities	3,257	4,572

Note payable	10,000	-
Discount on note payable	(596)	-
Long-term debt	9,404	-

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.001 par value,
500,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares
authorized, 161,292,283 and 161,305,390 issued
and outstanding, respectively	161	161
Additional paid-in capital	106,754	105,915
Unearned compensation	(255)	(313)
Deficit accumulated during the development stage	(73,613)	(70,452)
Total stockholders' equity	33,047	35,311
Total liabilities and stockholders' equity	$45,708	$39,883

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

			February 4, 2000
	Three Months Ended		(Inception)
	March 31,		through
	2009	2008	March 31, 2009

Operating revenues	$-	$-	$-
Operating expenses:
Exploration costs	1,206	2,237	28,224
Lease operating expense	531	942	6,338
General and administrative	1,372	2,041	36,460
Impairment loss	-	-	3,778
Loss on investment in joint venture	-	-	22
Amortization of contract rights	-	-	81
Total operating expenses	3,109	5,220	74,903
Operating loss	(3,109)	(5,220)	(74,903)
Other income (expense):
Interest expense	(50)	-	(227)
Interest income	3	93	1,873
Gain on sale of assets	-	-	8
Foreign currency transaction losses	(5)	1	(364)
Total other income	(52)	94	1,290
Loss before income taxes	(3,161)	(5,126)	(73,613)
Income taxes	-	-	-
Net loss	$(3,161)	$(5,126)	$(73,613)

Earnings per share:
Basic and diluted	$(0.02)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	161,301	137,207

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands Except Share Data)
 (Unaudited)

					Deficit
					Accumulated
	Common Stock		Additional		During the	Total
	Number of	Par	Paid-In	Unearned	Development	Stockholders'
	Shares	Value	Capital	Compensation	Stage	Equity

For the Three Months Ended March 31, 2009

Balance at December 31, 2008	161,305,390	$161	$105,915	$(313)	$(70,452)	$35,311
Net loss	-	-	-	-	(3,161)	(3,161)
Common stock issued	-	-	-	-	-	-
Shares issued to consulting firm	-	-	-	-	-	-
Nonvested shares issued	-	-	-	58	-	58
Nonvested shares withheld for taxes	(13,107)	-	(3)	-	-	(3)
Stock options issued	-	-	248	-	-	248
Warrants issued	-	-	594	-	-	594
Balance at March 31, 2009	161,292,283	$161	$106,754	$(255)	$(73,613)	$33,047

For the Three Months Ended March 31, 2008

Balance at December 31, 2007	137,005,294	$137	$94,983	$(764)	$(47,861)	$46,495
Net loss	-	-	-	-	(5,126)	(5,126)
Nonvested shares issued	443,500	-	295	120	-	415
Shares issued to consulting firm	20,000	-	14	-	-	14
Stock options issued	-	-	277	-	-	277
Nonvested shares withheld for taxes	(70,100)	-	(36)	-	-	(36)
Balance at March 31, 2008	137,398,694	$137	$95,533	$(644)	$(52,987)	$42,039

Inception (February 4, 2000) through March 31, 2009

Balance at February 4, 2000	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	(73,613)	(73,613)
Common shares issued
- Placements	148,826,187	148	87,003	-	-	87,151
- Newark Valley
Oil & Gas Inc acquisition	1,600,000	2	3,598	-	-	3,600
Shares issued to consulting firm	231,259	-	297	-	-	297
Nonvested shares issued	1,570,792	2	1,247	(255)	-	994
Nonvested shares withheld for taxes	(271,511)	-	(139)	-	-	(139)
Stock options issued	-	-	4,678	-	-	4,678
Stock options exercised	1,410,000	1	915	-	-	916
Warrants issued	-	-	804	-	-	804
Warrants exercised	7,925,556	8	8,185	-	-	8,193
Warrants redeemed unexercised	-	-	(2)	-	-	(2)
Debt issued with
beneficial conversion feature	-	-	168	-	-	168
Balance at March 31, 2009	161,292,283	$161	$106,754	$(255)	$(73,613)	$33,047

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
 (Unaudited)

			February 4, 2000
	Three Months Ended March 31,		(Inception) through
	2009	2008	March 31, 2009
Cash flows from operating activities
Net loss	$(3,161)	$(5,126)	$(73,613)
Adjustments to reconcile net
loss to cash used in operating activities:
Depreciation and amortization	44	40	556
Stock issued to pay expense	-	14	297
Non-cash interest expense	50	-	50
Share-based compensation	306	692	5,671
Prior period unevaluated
exploratory well costs expensed	-	1,373	-
Changes in operating assets and liabilities
Restricted cash	303	-	303
Inventory	20	(14)	(169)
Prepaids	90	56	(172)
Deposits	-	(20)	(124)
Other current assets	2	(36)	(44)
Accounts payable and accrued liabilities	(353)	452	4,634
Impairment expense	-	-	3,778
Gain on sale of assets	-	-	(8)
Other, net	(3)	(36)	239
Net cash used in operating activities	(2,702)	(2,605)	(58,602)

Cash flows from investing activities
Additions to unevaluated
oil and gas properties in China	(963)	(1,578)	(32,288)
Additions to other fixed assets	(7)	(69)	(990)
Other oil and gas investment	-	-	(1,278)
Sale of oil and gas property	-	-	1,108
Net cash used in investing activities	(970)	(1,647)	(33,448)

Cash flows from financing activities
Net proceeds from convertible note	10,000	-	10,000
Net proceeds from sale of common stock	-	-	87,151
Net proceeds from exercise of options	-	-	916
Net proceeds from exercise of warrants	-	-	8,191
Financing costs	(495)	-	(495)
Convertible note proceeds
restricted for operating activities	(2,000)	-	(2,000)
Net cash provided by financing activities	7,505	-	103,763

Increase (decrease) in cash and cash equivalents	3,833	(4,252)	11,713
Cash and cash equivalents--beginning of period	7,880	16,906	-
Cash and cash equivalents--end of period	$11,713	$12,654	$11,713

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Summary of Significant Accounting Policies

Business.  The terms "we," "us," "our," "FEEC" and "the Company" refer to Far East Energy Corporation and its subsidiaries, unless the context suggests otherwise.  References to common stock refer to the common stock of FEEC.  We are an independent energy company.  FEEC, together with its subsidiaries, engages in the acquisition, exploration and development of coalbed methane ("CBM") gas properties in the People's Republic of China ("China" or "PRC"). We are a development stage company and we have conducted significant exploration activities in China. To date, we have not generated any revenues from operations and we are not able to accurately predict the timing of our first revenues.

The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of financial position as of March 31, 2009 and December 31, 2008, the results of operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008.

Basis of Presentation.  The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations.  The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Management believes that the information and disclosures provided herein are adequate to present fairly the consolidated financial position, results of operations and cash flows of the Company. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 ("2008 Annual Report").

Restricted Cash.  Restricted cash represents the amount of cash which is restricted by legal or contractual requirements. Out of the $10 million proceeds from the issuance of the Exchangeable Note to Arrow, $2 million was set aside contractually to be used exclusively to satisfy FEEB's existing exploration and development commitments in connection with the Qinnan PSC.  See Note 3 – Strategic Alliance with Arrow for additional information.  As of March 31, 2009, our balance in restricted cash was $1.7 million.

Convertible Debts and Warrants.  We applied Statement of Financial Accounting Standards ("SFAS") No. 133 - Accounting for Derivative Instruments and Hedging Activities, as amended, and Accounting Principles Board Opinion No. 14 – Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14") in the recording of the convertible debts and warrants.  Derivative financial instruments, as defined in SFAS No. 133, consist of financial instruments or other contracts that contain a notional amount and one or more underlying, require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.  Convertible debts, as defined in APB 14, generally include an interest rate which is lower than the issuer could establish for nonconvertible debt, an initial conversion price which is greater than the market value of the common stock at the time of issuance, and a conversion price which does not decrease except pursuant to anti-dilution provisions.  Also, under APB 14, the portion of the proceeds from the issuance of the debt which is allocable to the warrant should be accounted for as paid-in capital.  The allocation should be based on the relative fair values of the two securities at time of issuance.  We have issued a convertible note and warrant in conjunction with the formation of the strategic alliance with Arrow.  See Note 3 – Strategic Alliance with Arrow for additional information.

Recently Issued Accounting Standards and Developments.  In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. APB 14-1 - Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by the conclusion paragraph of APB 14.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We adopted FSP APB 14-1 on January 1, 2009, and the adoption did not have a material impact on our financial position, results of operations or cash flows.

2.  Liquidity and Realization of Assets

Prior to 2009, we funded our exploration and development activities primarily through the sale and issuance of common stock.  On March 13, 2009, we formed a strategic alliance related to our Qinnan Block with Arrow Energy International Pte Ltd ("Arrow"), the Singapore-based subsidiary of Arrow Energy Limited, a large Australian CBM producer.  In conjunction with the formation of the alliance, we issued an exchangeable note, $10 million principal amount, to Arrow for $10 million in cash.  For additional information on the strategic alliance, see Note 3 – Strategic Alliance with Arrow.  Assuming that we obtain approval from our Chinese partner company and the Ministry of Commerce of the PRC ("MOC"), and satisfy the other conditions under the Farmout Agreement with Arrow prior to October 15, 2009, then the additional payment of $8 million and reimbursement of certain 2009 Qinnan expenditures incurred by us due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our current minimum exploration expenditures for all three of our production sharing contracts ("PSCs") through early 2010.

Management will continue to seek to raise additional capital to continue operations beyond early 2010 and to meet future expenditure requirements necessary to retain our rights under the PSCs.  Management intends to seek to obtain additional funds by various methods, which might include the issuance of equity securities, issuance of debt instruments, continued exercise of warrants issued to investors, obtaining farm-out partners and/or the potential sale of property interests, among other alternatives.  The global financial crisis has created liquidity problems for many companies and financial institutions and international capital markets have stagnated, especially in the United States and Europe.  A continuing downturn in these markets could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through the sale of our securities.  While we will continue to seek to raise funds, there can be no assurance that we will be able to enter any transaction or that we will be successful in obtaining funds through debt or equity financing. Under certain circumstances, the structure of certain transactions may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer. In addition, the terms and conditions of any potential transaction or of any debt or equity financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements.  There can be no guarantee of future fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs. Management believes that we will continue to be successful in obtaining the funds necessary to continue as a going concern.

As of March 31, 2009, we had unevaluated exploratory well costs totaling $30.6 million, of which $25.2 million have been capitalized for a period greater than one year.  Such costs, which relate to the Shouyang Block in Shanxi Province, were initially capitalized under successful efforts accounting, pending a determination of whether sufficient quantities of economically recoverable proved reserves are found.  We make periodic assessments of whether these costs qualify for continuing capitalization, based on whether we are making sufficient progress in assessing the reserves and determining the economic and operating viability of the project, as more fully discussed in Note 4 – Unevaluated Oil and Gas Properties.

In addition to these periodic assessments, we also assess whether we have a reasonable expectation of recovering these costs through future net cash flows from the project, if we are successful in establishing proved reserves.  Although there are many uncertainties associated with our exploration and dewatering efforts, we believe the results of our exploration efforts so far provide us with a reasonable basis for the long-term viability and economic success of this project, and support the continued capitalization of our unevaluated capitalized exploratory well costs in the project while we are continuing to evaluate the field. However, there are many risks and uncertainties involved in early stages of exploring and attempting to develop a new CBM gas field and we cannot make any assurances that our efforts will be successful in making the pilot area commercially viable.  In the event we are not successful, we may be required to write off some or all of these unevaluated exploratory well costs.

3.  Strategic Alliance with Arrow

On March 13, 2009, we formed a strategic alliance related to our Qinnan Block with Arrow.  In conjunction with the strategic alliance, one of our wholly owned subsidiaries, Far East Energy (Bermuda), Ltd. ("FEEB"), and Arrow entered into a Farmout Agreement (the "Farmout Agreement") under which, subject to certain conditions, FEEB will assign to Arrow 75.25% of its rights in the Qinnan PSC in the Shanxi Province (the "Assignment").  The Farmout Agreement conditions the Assignment on, among other things, the receipt of required approvals from the government of the PRC on or prior to October 15, 2009 or such later date as we may agree upon.  Upon satisfaction of the conditions, Arrow will make an initial payment of $8 million to us, and, subject to certain conditions, will fund all exploration costs associated with the Qinnan PSC, up to a maximum of $30 million. In addition, under the Farmout Agreement, if we obtain Chinese governmental approval of an overall development program for the Qinnan area, Arrow will pay FEEB an additional $8 million in cash as a bonus. If the conditions under the Farmout Agreement are not satisfied prior to October 15, 2009, then either party has the right to terminate the agreement by delivering notice of such termination to the other party.  Additionally, on March 13, 2009, (i) we entered into a securities purchase agreement with Arrow ("Securities Purchase Agreement"); (ii) FEEB issued an exchangeable note ("Exchangeable Note"), $10 million principal amount, to Arrow for $10 million in cash; (iii) we issued a warrant to Arrow for 7,420,000 shares of our common stock, at an exercise price of $1.00 per share ("Warrant"); and (iv) the Company and Arrow entered into a registration rights agreement.

Under the Securities Purchase Agreement, FEEB issued Arrow the Exchangeable Note, the Company issued Arrow the Warrant and Arrow paid FEEB $10 million in cash, of which $2 million was to be set aside to be used exclusively to satisfy FEEB's existing exploration and development commitments in connection with the Qinnan PSC.  This restricted portion of the proceeds was recorded as restricted cash on the balance sheet. During the period from the formation of the strategic alliance to the end of the first quarter, we used approximately $0.3 million of the $2 million for Qinnan exploration expenditures.

The Exchangeable Note has an initial principal amount of $10 million.  If the Chinese government does not approve the Assignment, the Exchangeable Note will bear interest at a rate of 8% per annum, beginning on

October 15, 2009 and principal and interest would then be due and payable on the maturity date of March 13, 2011.  Arrow has the right at any time to exchange the Exchangeable Note in whole or in part for shares of common stock at an exchange rate of 21,052.63 shares per $10,000, or $0.475 per share, ("the Exchange Rate") of principal and interest.  If the Chinese government approves the Assignment on or before October 15, 2009, the entire principal amount of the Exchangeable Note will automatically be exchanged for shares of common stock at the Exchange Rate.

The Exchangeable Note contains certain restrictive covenants applicable to the Company and FEEB, including, among others, restrictions on the incurrence of indebtedness that ranks senior to or pari passu with the Exchangeable Note and restrictions on FEEB's ability to sell all of its rights under the Shouyang PSC.   The Company, of which FEEB is a wholly-owned subsidiary, has guaranteed FEEB's payment obligations under the Exchangeable Note.

The Warrant entitles Arrow to purchase 7,420,000 shares of common stock at an exercise price of $1.00 per share.  The Warrant may be exercised in whole or in part only upon satisfaction of certain conditions to the effectiveness of the Assignment and is exercisable until September 13, 2010 (the "Exercise Period").  If, during the Exercise Period, the trading price of the common stock equals or exceeds $1.50 per share for fifteen or more consecutive trading days, the Company will have the right to require Arrow either to exercise the Warrant or relinquish its rights thereunder.

For additional information on the strategic alliance, see Item 1 – Business of our 2008 Annual Report.

We applied SFAS No. 133 and APB 14 in the recording of the transaction with Arrow.  According to SFAS No. 133, the Exchangeable Note and the Warrant were afforded the exemption from derivative accounting treatments as they were not derivative instruments under SFAS No. 133 because (i) their conversion features were indexed to the Company's stock, and (ii) the warrant is and in the case of the Exchange Note, the conversion feature standalone, would be classified in stockholders’ equity in the balance sheet.  Pursuant to APB 14, no portion of the proceeds from the issuance of the Exchangeable Note should be accounted for as attributable to the conversion feature due to the inseparability of the debt and the conversion option.  Also, under APB 14, the portion of the proceeds from the issuance of the Exchangeable Note which is allocable to the Warrant should be accounted for as paid-in capital.  The allocation should be based on the relative fair values of the two securities at time of issuance.  We determined the fair value of the Warrant using a combination of the Black-Scholes-Merton valuation technique and a Monte Carlo simulation.  The significant assumptions used in the valuation were as follows:

	Black-Scholes	Monte Carlo
	-Merton	Simulation
Volatility	124.60%	110.16%
Risk free interest rate	0.67%	0.83%
Expected dividend yield	-	-
Expected term	0.99 year	1.51 years

Based on the valuation method, the Warrant was valued at $624,612 at time of issuance.   The amount was recorded as a debt discount to the Exchangeable Note in the liabilities section and as additional paid-in capital in the equity section of the balance sheet.  The debt discount is accreted as interest expense periodically over the term of the Exchangeable Note.  We have recorded an accretion amount of $28,800 from the issuance date to end of the first quarter of 2009.

The Company incurred approximately $0.5 million in direct costs in connection with the formation of the strategic alliance.  These direct costs were allocated between the Exchangeable Note and the Warrant in proportion to their respective fair values at time of issuance.  The costs related to the Warrant were recorded as an offset to the value of the Warrant in paid-in capital.  The costs related to the Exchangeable Note were capitalized as deferred financing costs and amortized based on the effective interest method over the term of the Exchangeable Note.  The objective of that method is to arrive at a periodic interest cost which represents a level effective rate over the term of the Exchangeable Note on its face amount reduced by the unamortized discount and expense at the beginning of the period.  The effective rate for the Exchangeable Note as calculated is 11.64% per annum.  We have recorded an amortization amount of $21,399 for the period from the issuance date to end of the first quarter of 2009.

4.  Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties include the following (in thousands):

	At March 31,	At December 31,
	2009	2008
Unproved leasehold costs	$275	$275
Unevaluated exploratory well costs	30,563	30,562
Unevaluated oil and gas properties	$30,838	$30,837

At March 31, 2009, we had assessed and analyzed our current projects for unevaluated exploratory wells costs that have been capitalized beyond one year, according to SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," as amended. We assess these unevaluated exploratory well costs each quarter to determine whether they should remain capitalized or should be charged to earnings. In the event that our assessment indicates that the work program is making sufficient continuing progress toward assessing the reserves, we will continue to capitalize the costs associated with that work program.

Our net changes in unevaluated exploratory well costs for the three months ended March 31, 2009 are presented below (in thousands):

Three Months Ended
March 31, 2009

Beginning balance at December 31, 2008	$30,562
Additions to unevaluated exploratory
well costs pending the determination of proved reserves	1
Reclassifications to wells, facilities,
and equipment based on the determination of proved reserves	-
Unevaluated exploratory well costs charged to expense	-
Ending balance at March 31, 2009	$30,563

The following table provides an aging of unevaluated exploratory well costs based on the date the costs were incurred and the number of related projects for which these exploratory well costs have been capitalized for a period greater than one year (in thousands, except project count):

	At March 31,
	2009
Unevaluated exploratory well costs that have
been capitalized for a period of one year or less	$5,403
Unevaluated exploratory well costs that have		(1)
been capitalized for a period greater than one year	25,160
Balance at March 31, 2009	$30,563

Number of projects that have exploratory well costs that
have been capitalized for a period greater than one year	1

(1)
Costs related to our exploratory projects in the Shouyang Block in Shanxi Province as of March 31, 2009.  We are making sufficient continuing progress assessing the reserves and the economic and operating viability of the wells by, among other efforts, dedicating project personnel who have the appropriate skills, and funding and executing the necessary operating and evaluation activities.

5.  Other Fixed Assets

Other fixed assets, net include the following (in thousands):

	At March 31,	At December 31,
	2009	2008
Other fixed assets	$927	$919
Accumulated depreciation and amortization	(418)	(373)
Other fixed assets, net	$509	$546

Other fixed assets include leasehold improvements, equipment and furniture.  Depreciation expense for the three-month periods ended March 31, 2009 and 2008 was $44,000 and $40,000, respectively.

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

Shanxi Production Sharing Contracts.  Under both the Shouyang and Qinnan PSCs  in Shanxi Province, we must bear all exploration costs for discovering and evaluating CBM-bearing areas during the current exploration period.  The current exploration periods under each of the two Shanxi PSCs will expire on June 30, 2009, unless extended or otherwise amended.    We have begun the application process for an extension by conducting preliminary discussions with and submitting a formal application to our Chinese partner company with respect to each of the Shanxi Agreements.  Additionally, at a recent Joint Management Committee ("JMC") meeting for the Shouyang PSC, the JMC, composed of representatives from our Company and China United Coalbed Methane Co. Ltd. ("CUCBM"), adopted a resolution recommending extension of the term. The Qinnan PSC extension will be discussed in the JMC meeting for the Qinnan PSC to be held in the near future. We are hopeful that our Chinese partner company will respond favorably to the extension application. After the recommendation for extension or modification of any PSC, such extensions and associated modifications will require MOC approval.  There can be no assurance that we will be successful in extending the PSCs. If we are unable to commit to certain expenditures or acceleration of our drilling and dewatering efforts, it may adversely affect our ability to extend the terms of our PSCs.

In addition to bearing all of the exploration costs for each of the PSCs, we must meet certain minimum exploration expenditure and work program requirements.  Minimum exploration expenditure requirements are denominated in the Chinese currency, Renminbi ("RMB"), and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollars and the Chinese RMB.  As of March 31, 2009, the sum of exploration expenditures incurred during the first quarter of 2009 and the excess exploration expenditure amount carried forward from 2008 for the Shouyang PSC exceeded the minimum requirement for the entire year of 2009, which is approximately $2.9 million.  For the Qinnan PSC, we have carried forward from 2008 excess exploration expenditures of $0.2 million and incurred $0.8 million during the first quarter of 2008 toward the satisfaction of the 2009 exploration expenditure requirement of $3.4 million.  Under the Shanxi PSCs, we are required to pay certain fees totaling $1 million in 2009 which are counted toward the satisfaction of the 2009 minimum exploration expenditure requirements.  These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits.

Our exploration work commitment during the current exploration periods under the Shouyang and Qinnan PSCs consists of completing a total of 12,000 meters of horizontal drilling in coal by June 30, 2009, unless extended or otherwise amended. This work obligation can be met by performing the work commitment on either of the Shouyang and Qinnan PSC areas, effectively combining the work commitments and drilling results for both PSCs.  We have completed seven horizontal wells which totaled approximately 11,855 meters of horizontal drilling in coal for the Shouyang PSC and Qinnan PSC together as of March 31, 2009. We are currently drilling the eighth horizontal well and have reached approximately 60 meters of horizontal drilling in the coal.  Therefore, we have less than 100 meters of horizontal drilling in coal to conduct before satisfying the 12,000-meter exploration work commitment.  We believe the commitment will be satisfied when we complete drilling of this eighth horizontal well.

Yunnan Production Sharing Contract.  Under the Enhong-Laochang PSC in Yunnan Province, we must bear all exploration costs for discovering and evaluating CBM-bearing areas during the current exploration period. The current exploration period will expire on June 30, 2009, unless extended or otherwise amended. We have begun the extension application process for the Yunnan PSC by conducting preliminary discussions with and submitting a formal application to CUCBM.  Additionally, at a recent JMC meeting for the Yunnan PSC, the JMC adopted a resolution recommending extension of the term.  After the recommendation for extension or modification of any PSC, such extensions and associated modifications will require MOC approval.  There can be no assurance that we will be successful in extending the PSC.   If we are unable to commit to certain expenditures or acceleration of our drilling and dewatering efforts, it may adversely affect our ability to extend the terms of our PSCs.

As of March 31, 2009, we have carried forward from 2008 excess exploration expenditures of $0.5 million and incurred $0.2 million during the first quarter of 2009 toward the satisfaction of the 2009 exploration expenditure requirement of approximately $1.6 million for the Enhong-Laochang PSC. The minimum exploration expenditure requirement is denominated in the Chinese currency, RMB, and therefore, is subject to fluctuations in the currency exchange rate between the U.S. Dollars and the Chinese RMB. Under the Enhong-Laochang PSC, we are required to pay certain fees totaling $0.4 million in 2009, which are counted toward the satisfaction of the 2009 minimum exploration expenditure requirements. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits.

Our exploration work requirement for the Enhong and Laochang areas was modified based on the geological and geophysical data collected to date.  During 2009, we are required to meet the minimum exploration expenditure requirements by acquiring certain pre-existing data through purchase, and by fracture stimulating and producing five existing wells in the Yuwang sub-block of the Laochang area.

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

7.  Common Stock

Issuance of Exchangeable Note and Warrants.  During the first quarter of 2009, we issued the Exchangeable Note and Warrant to Arrow in conjunction with the strategic alliance with Arrow.  See Note 3 – Strategic Alliance with Arrow for additional information.

Shares Withheld for Taxes.  During the first quarter of 2009, we withheld 13,107 shares of our common stock from the vesting of nonvested shares (also commonly referred to as "restricted stock") granted to employees to satisfy tax withholding obligations of $3,000.  Once withheld, the shares were canceled and removed from the number of outstanding shares.  Accordingly, we reduced our common stock and our additional paid in capital on our consolidated balance sheet by an amount which equaled the fair market value of the shares on the date of withholding and cancellation.  We subsequently remitted the amount withheld to the tax authority.

Outstanding Warrants.  A summary of warrants outstanding as of March 31, 2009 is as follows (in thousands, except exercise price):

Exercise Price /	Warrants	Expiration Date In
Range	Outstanding	2010		2012		2013
$0.80 - $0.90	141	141	(1)	-		-
$1.00	15,820	7,420		-		8,400	(2)
$1.50	21	21		-		-
$2.50	37	37		-		-
$2.61	4,020	-		4,020	(3)	-
Total	20,039	7,619		4,020		8,400

(1)	Issued to Arrow in March 2009. See Note 3 – Strategic Alliance with Arrow for additional information.
(2)	Granted to investors in conjunction with their purchase of our common stock during the second quarter of 2008.
(3)	Granted to an investor in conjunction with its purchase of our common stock during the third quarter of 2007.

8.  Share-Based Compensation

We grant nonvested shares of common stock and options to purchase common stock to employees, members of the board of directors and consultants under our shareholder-approved 2005 Stock Incentive Plan (the "2005 Plan").  Grants prior to the adoption of the 2005 Plan and inducement grants associated with hiring of new employees and appointment of new directors are issued outside of the 2005 Plan.  Under the 2005 Plan, 7,500,000 shares are currently authorized for grants.  During the first four months of 2009, we awarded options to purchase up to 1,686,000 shares of our common stock and 1,190,000 nonvested shares under the 2005 Plan to employees and members of the board of directors, and options to purchase up to 220,000 shares of our common stock and 100,000 nonvested shares outside the 2005 Plan to a new employee and consultants. As of April 30, 2009, we had 319,000 shares available for awards under the 2005 Plan, of which 121,500 shares could be issued as nonvested shares or other full-valued stock-based awards.

We account for share-based compensation expense under SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). We measure the cost of employee and non-employee services received in exchange for stock options and other equity awards based on the grant date fair value of those awards.  We use the Black-Scholes-Merton option pricing model to determine the grant date fair value of options and the closing share price on date of grant to determine the grant date fair value of nonvested shares.  We recognize the compensation expense over the period during which the grantee is required to provide service in exchange for the award.

The compensation expense is included in the Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Exploration Costs	$76	$118
General and Administrative	230	574
	$306	$692

The following table summarizes stock option transactions during the three months ended March 31, 2009 (in thousands, except grant price):

	Options	Weighted Average Grant Price
Outstanding at January 1, 2009	11,321	$1.25
Granted	500	0.65
Forfeited	-	-
Expired	(1,826)	0.86
Outstanding at March 31, 2009	9,995	$1.29

Exercisable at March 31, 2009	7,359	$1.48

At March 31, 2009, the weighted average remaining contractual life for the stock options outstanding and exercisable was 6.10 years and 5.09 years, respectively.

The following table summarizes nonvested share transactions during the three months ended March 31, 2009 (in thousands, except per share data):

	Nonvested Shares	Weighted Average Fair Value Per Share
Outstanding at January 1, 2009	704	$0.70
Granted	-	-
Vested	(295)	0.69
Withheld for Taxes	(13)	0.69
Outstanding at March 31, 2009	396	$0.71

As of March 31, 2009, we had approximately $1.3 million in total unrecognized compensation cost related to share-based compensation, of which $0.3 million was related to nonvested share grants and was recorded in unearned compensation on our consolidated balance sheets.  This cost is expected to be recognized over a weighted average period of 1.72 years at March 31, 2009.  This expected cost does not include the impact of any future share-based compensation awards.

9.  Supplemental Disclosures of Cash Flow Information

Cash paid for interest expense and income taxes for the first quarters of 2009 and 2008 was zero.  During the first quarter of 2008, we issued 20,000 shares of our common stock as payment of consulting fees, valued at approximately $14,000.  No shares were issued for this purpose after the first quarter of 2008 as the consulting agreement was modified to allow us to pay cash for the consulting services received.

PART 1.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 ("2008 Annual Report"), the financial statements and related notes in this Quarterly Report, the risk factors contained herein and in our 2008 Annual Report, and all of the other information contained elsewhere in this report.  The terms "we," "us," "our" and "our company" refer to Far East Energy Corporation and its subsidiaries, unless the context suggests otherwise.

Overview.  During the first quarter of 2009, we successfully entered into a strategic alliance with Arrow Energy International Pte Ltd ("Arrow") (see "Strategic Alliance with Arrow" below) and continued our efforts to explore and develop CBM in Shanxi Province in northern People's Republic of China ("PRC" or "China") and in Yunnan Province in southern PRC.  We continued to employ numerous safety precautions to try to ensure the safety of our employees and independent contractors.  We also conducted our operations in accordance with various laws and regulations concerning the environment, occupational safety and health. We believe that good environmental, social, health and safety performance is an integral part of our business success. We conduct our business with respect and care for our employees, contractors, communities, and the environments in which we operate.  Our vision is zero harm to people and the environment while creating value for our shareholders as well as for China, including the regions and communities within which we operate.  Our commitment to these principles is demonstrated by the fact that we have had no lost-time accidents in the past 3.5 years-plus and no major environmental incidents.  We have a commitment to being good corporate citizens of China, striving to emphasize and utilize very high levels of Chinese content in personnel, services, and equipment; and we have achieved very high percentages of Chinese content in each category.

During the three months ended March 31, 2009, we incurred exploration expenditures of $1.2 million, of which $1,000 were capitalized.  Assuming that we obtain approval from our Chinese partner company and the Ministry of Commerce ("MOC") of the PRC, and satisfy the other conditions under the Farmout Agreement (as defined below) with Arrow prior to October 15, 2009, then the additional payment of $8 million and reimbursement of certain 2009 Qinnan expenditures incurred by us due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our current minimum exploration expenditures for all three of our production sharing contracts ("PSCs") through early 2010.

Management will continue to seek to raise additional capital to continue operations beyond early 2010 and to meet future expenditure requirements necessary to retain our rights under the PSCs.  Management intends to seek to obtain additional funds by various methods, which might include the issuance of equity securities, issuance of debt instruments, continued exercise of warrants issued to investors, obtaining farm-out partners and/or the potential sale of property interests, among other alternatives.  The global financial crisis has created liquidity problems for many companies and financial institutions and international capital markets have stagnated, especially in the United States and Europe.  A continuing downturn in these markets could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through the sale of our securities.  While we will continue to seek to raise funds, there can be no assurance that we will be able to enter any transaction or that we will be successful in obtaining funds through debt or equity financing. Under certain circumstances, the structure of certain transactions may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer. In addition, the terms and conditions of any potential  transaction or of any debt or equity financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements.  There can be no guarantee of future fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs. Management believes that we will continue to be successful in obtaining the funds necessary to continue as a going concern.

Strategic Alliance with Arrow. On March 13, 2009, we formed a strategic alliance related to our Qinnan Block with Arrow.  In conjunction with the strategic alliance, one of our wholly owned subsidiaries, Far East Energy (Bermuda), Ltd. ("FEEB"), and Arrow entered into a Farmout Agreement (the "Farmout Agreement") under which, subject to certain conditions, FEEB will assign to Arrow 75.25% of its rights in the Qinnan PSC in the Shanxi Province (the "Assignment").  The Farmout Agreement conditions the Assignment on, among other things, the receipt of required approvals from the government of the PRC on or prior to October 15, 2009 or such later date as we may agree upon.  Upon satisfaction of the conditions, Arrow will make an initial payment of $8 million to us, and, subject to certain conditions, will fund all exploration costs associated with the Qinnan PSC, up to a maximum of $30 million. In addition, under the Farmout Agreement, if we obtain Chinese governmental approval of an overall development program ("ODP") for the Qinnan area, Arrow will pay FEEB an additional $8 million in cash as a bonus. If the conditions under the Farmout Agreement are not satisfied prior to October 15, 2009, then either party has the right to terminate the agreement by delivering notice of such termination to the other party.  Additionally, on March 13, 2009, (i) we entered into a securities purchase agreement with Arrow ("Securities Purchase Agreement"); (ii) FEEB issued an exchangeable note ("Exchangeable Note"), $10 million principal amount, to Arrow for $10 million in cash, which we received shortly after the note was executed; (iii) we issued a warrant to Arrow for 7,420,000 shares of our common stock, at an exercise price of $1.00 per share ("Warrant"); and (iv) the Company and Arrow entered into a registration rights agreement.  The Company incurred approximately $0.5 million in costs in connection with the formation of the strategic alliance.

Under the Securities Purchase Agreement, FEEB issued Arrow the Exchangeable Note, the Company issued Arrow the Warrant and Arrow paid FEEB $10 million in cash, of which $2 million was to be set aside to be used exclusively to satisfy FEEB's existing exploration and development commitments in connection with the Qinnan PSC.  This restricted portion of the proceeds was recorded as restricted cash on the balance sheet. During the period from the formation of the strategic alliance to the end of the first quarter, we used approximately $0.3 million of the $2 million for Qinnan exploration expenditures.

The Exchangeable Note has an initial principal amount of $10 million and bears interest at a rate of 8% per annum, beginning on October 15, 2009 if the required approvals from the PRC government to effect the Assignment are not received.  Principal and interest is due and payable on the maturity date of March 13, 2011.  Arrow has the right at any time to exchange the Exchangeable Note in whole or in part for shares of common stock at an exchange rate of 21,052.63 shares per $10,000, or $0.475 per share ("the Exchange Rate"), of principal and interest.  However, if certain conditions to the effectiveness of the Assignment are satisfied on or before October 15, 2009, the entire principal amount of the Exchangeable Note will automatically be exchanged for shares of common stock at the Exchange Rate.

The Exchangeable Note contains certain restrictive covenants applicable to the Company and FEEB, including, among others, restrictions on the incurrence of indebtedness that ranks senior to or pari passu with the Exchangeable Note and restrictions on FEEB's ability to sell all of its rights under the Shouyang PSC.  The Company has guaranteed FEEB's payment obligations under the Exchangeable Note.

The Warrant entitles Arrow to purchase 7,420,000 shares of common stock at an exercise price of $1.00 per share.  The Warrant may be exercised in whole or in part only upon satisfaction of certain conditions to the effectiveness of the Assignment and is exercisable until the date that is eighteen months from March 13, 2009 (the "Exercise Period").  If, during the Exercise Period, the trading price of the common stock equals or exceeds $1.50 per share for fifteen or more consecutive trading days, the Company will have the right to require Arrow either to exercise the Warrant or relinquish its rights thereunder.

For additional information on the strategic alliance, see Item 1 – Business of our 2008 Annual Report.

Total Exploration Expenditures.  The table below sets out components of total exploration and development expenditures, both capitalized and expensed (in thousands):

	Three months ended
	March 31,
	2009	2008
Additions to Unevaluated
Oil and Gas Properties
- Shanxi Province	$1	$1,578
Exploration Costs	1,206	864	(1)
	$1,207	$2,442

(1) Amount shown is different from that in the Consolidated Statements of Operations as the amount is net of prior year unevaluated exploratory well costs charged to expense of $1,373,000.

Shouyang Block, Shanxi Province.  At this time, our goal for the pilot area of the Shouyang Block is to maximize water production to attempt to reach critical desorption pressure as soon as possible in order to achieve commercial quantities of gas production.  We plan to drill more wells in the 1H pilot area as well as a number of parameter wells outside the pilot area to further delineate the field during 2009.  In early April, we disclosed to the public recent gas production in the 1H pilot area had reached 200 thousand cubic feet per day ("Mcfd"), which represented an increase of approximately 300% in gas production since beginning of the year.  If we continue to successfully produce at this level or higher, we plan to explore the possibility of building compression facilities and marketing, instead of flaring, the gas to partially offset expenses.  These plans are subject to our Chinese partner company's approval and the level of gas production.  We cannot guarantee that gas will continue to be produced at that daily rate, that the daily rate will increase or remain similar to what was reported, or that our Chinese partner company will approve our plans to sell gas into the local compressed natural gas market prior to submitting an ODP and receiving approval of such an ODP from the Chinese government.

Qinnan Block, Shanxi Province.  In our Qinnan block, we plan to drill a number of wells in order to fully explore some of the most prospective acreage in the block.  We also plan to fracture stimulate and produce one or more existing wells.  Our plans will be designed in conjunction with our partner Arrow, provided that all approvals for the Assignment are received from the Chinese government.

Enhong-Laochang Area, Yunnan Province.   In our Yunnan block, we plan to continue our exploration effort by acquiring existing data through purchase, and also to begin to determine commercial feasibility of an area in the Laochang sub-block by fracture stimulating and producing five existing wells.

Production Sharing Contracts.  Our operations in the Shouyang and Qinnan Blocks in Shanxi Province and the Enhong-Laochang area of Yunnan Province are conducted under three separate PSCs.  The two Shanxi PSCs and the Yunnan PSC will expire on July 1, 2032 and January 1, 2033, respectively, subject to the existence of commercially productive reserves and unless extended or otherwise amended.  CUCBM has the right to participate in up to 30% of the interest in the Shanxi PSCs and up to 40% of the interest in the Yunnan PSC.  CUCBM is the participant with respect to the remaining shares of the PSCs.  The three PSCs are divided into three periods: exploration, development and production.  All three PSCs are currently in the exploration period, which expires on June 30, 2009, unless extended or otherwise amended.  We have begun the application process for an extension by conducting preliminary discussions with and submitting a formal application to each Chinese partner company under each PSC.  Additionally, at recent joint management committee ("JMC") meetings for the Shouyang PSC and for the Yunnan PSC, the respective JMCs, composed of representatives from our Company and our Chinese partner company, adopted resolutions recommending extension of the exploration period for each of these PSCs. The Qinnan extension will be discussed in a JMC meeting to be held in the near future.  We are hopeful that our Chinese partner company for the Qinnan PSC will respond favorably to the extension application.  After the recommendation for extension or modification of any PSC, such extensions and associated modifications will require MOC approval.  There can be no assurance that we will be successful in extending the PSCs.  If we are unable to commit to certain expenditures or acceleration of our drilling and dewatering efforts, it may adversely affect our ability to extend the terms of our PSCs.

During the exploration period, all expenditures are funded by us.  Expenditures in the development and production periods are funded in proportion to the respective participating share of the participants in the PSC.  If we satisfy the conditions to the Farmout Agreement, including obtaining approval from our Chinese partners and the MOC, and successfully assign 75.25% of our participating interest in the Qinnan PSC to Arrow, Arrow will make an initial payment of $8 million to us, become the operator under the Qinnan PSC, and, subject to certain conditions, will fund all exploration costs associated with the Qinnan PSC up to a maximum of $30 million.  If the conditions to the Farmout Agreement are not satisfied prior to October 15, 2009, then either party has the right to terminate the Farmout Agreement by delivering notice of such termination to the other party.  Assuming that the Farmout Agreement conditions are met, after Arrow reaches such $30 million cap, FEEB and Arrow will share further Qinnan development costs and any future revenues in proportion to the participating interests in the Qinnan PSC, provided that FEEB may, in its discretion, instead elect to assign all of its interest in the Qinnan PSC to Arrow subject to retaining a 2% overriding royalty interest.  In addition, under the Farmout Agreement, if we obtain Chinese governmental approval of an ODP for the Qinnan area, Arrow will pay FEEB an additional $8 million in cash as a bonus, and FEEB will have the option to assign all of its interest in the Qinnan PSC to Arrow, while retaining a 5% overriding royalty interest.  Qualified project costs incurred under the PSCs by us can be recovered from the value of the first 75% of gross production of CBM for the two Shanxi Province PSCs and 70% of gross production of CBM for the Yunnan PSC.  Participants will pay their proportionate share of the value added tax of 5% and a royalty to the Chinese government of up to 3%.  In addition, with respect to the Shouyang and Qinnan PSCs, our company must pay ConocoPhillips, Inc. a 3.5% royalty on production.

Results of Operations

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008 (in thousands):

	Three months ended March 31,
	2009	2008
Exploration costs	$1,206	$2,237
Lease operating expense	531	942
General and Administrative	1,372	2,041
Total	$3,109	$5,220

Exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves.  For more information on capitalized drilling costs, see "Overview-Total Exploration Expenditures."

The table below sets out components of exploration costs for the three months ended March 31, 2009 and March 31, 2008 (in thousands):

	Three months ended March 31,
	2009	2008
Capitalized well costs charged to expense	$-	$1,373
Seismic data acquisition	-	86
Technical personnel compensation	156	212
Contract drilling & related expenses	1,050	566
Total	$1,206	$2,237

Exploration costs in the first quarter of 2009 decreased $1 million due primarily to a charge of $1.4 million in the first quarter of 2008, partially offset by an increase of $0.4 million in contract drilling and related expenses during the first quarter of 2009.  Under the Farmout Agreement with Arrow, Arrow will reimburse us for a majority of our exploration costs incurred in the Qinnan Block between March 13, 2009 and before the first day they become the operator of the block, which is contingent upon the approval by the PRC government.  As of March 31, 2009, the estimated exploration costs to be reimbursed by Arrow totaled $121,000.

The table below sets out components of lease operating expense ("LOE") for the three-month periods ended March 31, 2009 and 2008 (in thousands):

	Three months ended March 31,
	2009	2008
Workovers	$69	$716
Pumping Related Costs	317	144
Supervision	145	82
Total	$531	$942

LOE for the three months ended March 31, 2009 was comprised of costs pertaining to the dewatering efforts of 17 wells in the Shouyang Block and 1 well in the Qinnan Block, which are both located in Shanxi Province.  Both blocks presently have sustained low rates of small gas production. To date, the production is not at commercial levels and the data obtained is not sufficient to project when or if the wells will achieve commercial gas production rates and what those rates may be.  LOE for the three months ended March 31, 2009 decreased primarily due to a decrease in workovers of $0.6 million, partially offset by increase in pumping related costs of $0.1 million. As discussed above, under the Farmout Agreement with Arrow, the estimated LOE incurred in the Qinnan Block to be reimbursed by Arrow totaled $12,000.

General and administrative ("G&A") expenses for the three months ended March 31, 2009 decreased $0.7 million due primarily to a decrease in share-based compensation of $0.4 million. In the first quarter of 2008, we recorded $0.2 million of share-based compensation expense related to the nonvested shares granted in December 2007 in conjunction with the amendments to certain option agreements impacted by Section 409A of the Internal Revenue Code of 1986, as amended. The remaining decrease in share-based compensation of $0.2 million is due primarily to higher estimated forfeiture rates. G&A expenses also decreased due to a total decrease in legal fees, travel and payroll of approximately $0.1 million.  As discussed above, under the Farmout Agreement with Arrow, the estimated G&A incurred in the Qinnan Block to be reimbursed by Arrow totaled $57,000.

Capital Resources and Liquidity.  Prior to 2009, we funded our exploration and development activities primarily through the sale and issuance of common stock through 2008.  On March 13, 2009, we formed a strategic alliance related to our Qinnan Block with Arrow.  In conjunction with the formation of the alliance, we issued an exchangeable note, $10 million principal amount, to Arrow for $10 million in cash.  For additional information on the strategic alliance, see "Overview – Strategic Alliance with Arrow" above.  Assuming that we obtain approval from our Chinese partner company and the Ministry of Commerce of the PRC ("MOC"), and satisfy the other conditions under the Farmout Agreement with Arrow prior to October 15, 2009, then the additional payment of $8 million and reimbursement of certain 2009 Qinnan expenditures incurred by us due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our current minimum exploration expenditures for all three of our PSCs through early 2010.

Management will continue to seek to raise additional capital to continue operations beyond early 2010 and to meet future expenditure requirements necessary to retain our rights under the PSCs.  Management intends to seek to obtain additional funds by various methods, which might include the issuance of equity securities, issuance of debt instruments, continued exercise of warrants issued to investors, obtaining farm-out partners and/or the potential sale of property interests, among other alternatives.  The global financial crisis has created liquidity problems for many companies and financial institutions and international capital markets have stagnated, especially in the United States and Europe.  A continuing downturn in these markets could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through the sale of our securities.  While we will continue to seek to raise funds, there can be no assurance that we will be able to enter any transaction or that we will be successful in obtaining funds through debt or equity financing. Under certain circumstances, the structure of certain transactions may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer. In addition, the terms and conditions of any potential transaction or of any debt or equity financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements.  There can be no guarantee of future fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs. Management believes that we will continue to be successful in obtaining the funds necessary to continue as a going concern.

As of March 31, 2009, we had unevaluated exploratory well costs totaling $30.6 million, of which $25.2 million have been capitalized for a period greater than one year.  Such costs, which relate to the Shouyang Block in Shanxi Province, were initially capitalized under successful efforts accounting, pending a determination of whether sufficient quantities of economically recoverable proved reserves are found.  We make periodic assessments of whether these costs qualify for continuing capitalization, based on whether we are making sufficient progress in assessing the reserves and determining the economic and operating viability of the project, as more fully discussed in Note 4 to the Consolidated Financial Statements – Unevaluated Oil and Gas Properties.

In addition to these periodic assessments, we also assess whether we have a reasonable expectation of recovering these costs through future net cash flows from the project, if we are successful in establishing proved reserves.  Although there are many uncertainties associated with our exploration and dewatering efforts, we believe the results of our exploration efforts so far provide the Company with a reasonable basis for the long-term viability and economic success of this project, and support the continued capitalization of our unevaluated capitalized exploratory well costs in the project while we are continuing to evaluate the field. However, there are many risks and uncertainties involved in early stages of exploring and attempting to develop a new CBM gas field and we cannot make any assurances that our efforts will be successful in making the pilot area commercially viable.  In the event we are not successful, we may be required to write off some or all of these unevaluated exploratory well costs.

Our capital resources and planning can be impacted by fluctuations in the U.S. Dollar and Chinese RMB exchange rate as well as inflation in these countries.  For further discussion of these risks, see Part I Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash Flows.  As of March 31, 2009, our balance in cash and cash equivalents was $11.7 million, an increase of $3.8 million from the balance of $7.9 million as of December 31, 2008, reflecting a cash inflow of $10 million as a result of the strategic alliance with Arrow and cash outflows related to field operations of approximately $2.6 million, an increase in restricted cash related to the strategic alliance with Arrow of $2.0 million, G&A expenditures of approximately $1.1 million and costs associated with the strategic alliance with Arrow of approximately $0.5 million.  During the period from the formation of the strategic alliance with Arrow to the end of the first quarter, we used approximately $0.3 million of the $2 million for Qinnan exploration expenditures.  As of March 31, 2009, our balance in restricted cash was $1.7 million.

Cash used in operating activities for the first quarter of 2009 was $2.7 million as compared to cash used in operating activities for the same period in 2008 of $2.6 million.  The slight increase in cash used in operating activities was due primarily to an unfavorable change in working capital of $0.4 million, partially offset by lower cash operating expenses of approximately $0.3 million.

Cash used in investing activities for the first quarter of 2009 was less than $1 million as compared to $1.6 million for the same period in 2008.  The decline was primarily due to a decrease in additions to unevaluated oil and gas properties of $0.6 million.

Cash provided by financing activities for the first quarter of 2009 was $7.0 million as a result of the $10 million proceeds from the issuance of the Exchangeable Note, partially offset by a restricted cash classification of $2 million out of the Exchangeable Note proceeds under the Securities Purchase Agreement and the total financing costs of $0.5 million.

Forward-Looking Statements.  This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21B of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements.  The words "believe," "may," "will," "plan," "estimate," "continue," "anticipate," "intend," "expect," "project," and similar expressions, as they relate to us, are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Actual results could differ materially from those projected in such forward-looking statements. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include: the gas produced at our wells may not increase to commercially viable quantities or may decrease; certain of the proposed transactions with Arrow Energy International Pte Ltd ("Arrow") may not close on a timely basis or at all, including due to a failure to satisfy closing conditions or otherwise; the anticipated benefits to us of the transactions with Arrow may not be realized; the final amounts received by us from Arrow may be different than anticipated; our lack of operating history; limited and potentially inadequate management of our cash resources; risk and uncertainties associated with exploration, development and production of CBM; expropriation and other risks associated with foreign operations; disruptions in capital markets effecting fundraising; matters affecting the energy industry generally; lack of availability of oil and gas field goods and services; environmental risks; drilling and production risks; changes in laws or regulations affecting our operations, as well as other risks described in our 2008 Annual Report and subsequent filings with the SEC.

When you consider these forward-looking statements, you should keep in mind these factors, the risk factors set forth in our 2008 Annual Report and this Quarterly Report on Form 10-Q under "Item 1A. Risk Factors" and in other filings with the SEC and the other cautionary statements in this Quarterly Report on Form 10-Q. Our forward-looking statements speak only as of the date made. All subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in Chinese RMB and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. Prior to July 2005, the exchange rate between U.S. Dollars and Chinese RMB was fixed, and, consequently, we experienced no fluctuations in the value of goods and services we purchased in China because of currency exchange.  In July 2005, the Chinese government began to permit the Chinese RMB to float against the U.S. Dollar.  All of our costs to operate our Chinese offices are paid in Chinese RMB.  Our exploration costs in China may be incurred under contracts denominated in Chinese RMB or U.S. Dollars.  During the first nine months of 2008, the U.S. Dollar ($) to Chinese RMB (¥) changed from $1 to ¥7.31 at the beginning of the period to ¥6.86 at the end of the period, a depreciation of the U.S. Dollar of 6.6%.  If the Chinese RMB continues to appreciate with respect to the U.S. Dollar, our costs in China may increase.  To date we have not engaged in hedging activities to hedge our foreign currency exposure.  In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.

Although inflation has not materially impacted our operations in the recent past, increased inflation in China or the U.S. could have a negative impact on our operating and general and administrative expenses, as these costs could increase.  China has recently experienced inflationary pressures, which could increase our costs associated with our operations in China.  The inflation rate for 2008 was approximately 5.9%, according to National Bureau of Statistics of China. In the last couple of years, we have increased our use of Chinese suppliers, including drilling contractors that are paid in RMB.  In the future, inflation in China may result in higher minimum expenditure requirements under our PSCs if CUCBM adjusts these requirements for inflation.  The actual inflationary impact on the company may also be exacerbated by the increasing demand for goods and services in the oil and gas industry.  A material increase in these costs as a result could adversely affect our operations and, if there are material changes in our costs, we may seek to obtain additional funds earlier than anticipated.

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

0BPART II  OTHER INFORMATION

FAR EAST ENERGY CORPORATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2008 Annual Report, which could materially affect our business, financial condition, or future results.  The risks described in our 2008 Annual Report are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 5. OTHER INFORMATION

The Company's 2009 Annual Meeting of Stockholders (the "Annual Meeting") will be held on July 15, 2009 at 10:00 a.m., local time, at the Hilton Houston North, 12400 Greenspoint Drive, Houston, Texas. The Board of Directors has established Wednesday, June 3, 2009, as the record date for determining stockholders of record entitled to notice of, and to vote at, the Annual Meeting.  The date of the Annual Meeting has been advanced by more than 30 days from the anniversary of the date of the 2008 annual meeting of stockholders.  Stockholders who wish to submit a proposal in accordance with Rule 14a-8 under the Exchange Act, for inclusion in the proxy materials that we will distribute for the Annual Meeting, must do so by sending the proposal to 363 N. Sam Houston Parkway East, Suite 380, Houston, Texas 77060, Attention: Secretary.  To be considered for inclusion in the proxy materials that we will distribute, any such stockholder proposal must be received by our Secretary a reasonable time before the Company begins to print and sent its proxy materials and must comply with the procedures set forth in Rule 14a-8 under the Exchange Act.  The Company expects to begin mailing its proxy materials for the Annual Meeting on or about June 9, 2009.  Pursuant to the advanced notice provision of the Company's Amended and Restated Bylaws (the "Bylaws"), any stockholder proposal not submitted pursuant to Rule 14a-8 for inclusion in the proxy materials that we will distribute, but nevertheless intended to be presented at the Annual Meeting, must have been received by our Secretary no later than May 3, 2009 and must comply with the advanced notice provisions in our Bylaws.  Stockholder proposals must be received in accordance with the foregoing to be considered as having been properly brought before the Annual Meeting and to be acted upon.

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

Date:  May 6, 2009

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

4.4	Form of Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 27, 2007, and incorporated herein by reference).
4.5
Warrant Agreement, dated August 27, 2007, between the Company and Continental Stock Transfer & Trust Company (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 27, 2007, and incorporated herein by reference).

4.6	Form of Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 30, 2008, and incorporated herein by reference).
4.7
Warrant Agreement, dated May 30, 2008, between the Company and Continental Stock Transfer & Trust Company (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 30, 2008, and incorporated herein by reference).

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

10.4*
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

10.6*
Stock Option Agreement, dated June 18, 2004, by and between the Company and Randall D. Keys (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.7*
Stock Option Agreement, dated May 24, 2004, by and between the Company and John C. Mihm (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.8*
Stock Option Agreement, dated February 24, 2004, by and between the Company and Thomas Williams (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.9
Production Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People's Republic of China, dated January 25, 2002, by and between China United Coalbed Methane Corp. Ltd. and the Company (filed as Exhibit 2(i) to the Company's Current Report on Form 8-K filed on February 11, 2002, and incorporated herein by reference).

10.10
Modification Agreement for Product Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People's Republic of China, dated October 20, 2005, between China United Coalbed Methane Corporation Ltd. and the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 26, 2005, and incorporated herein by reference).

10.11
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

10.12
Application for the Extension of Phase Two of the Exploration Period under the Quinnan PSC, dated December 2, 2005, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on March 14, 2006, and incorporated herein by reference).

10.13
Application for the Extension of Phase Two of the Exploration Period under the Quinnan PSC, dated March 16, 2006, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference).

10.14
Approval Certificate from the Ministry of Foreign Trade and Economic Cooperation dated December 30, 2002 (filed as Exhibit 2(i) to the Company's Current Report on Form 8-K filed on January 13, 2003, and incorporated herein by reference).

10.15
Memorandum of Understanding, dated March 18, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.1 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.16
Farmout Agreement Quinnan PSC, dated June 17, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.2 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.17
First Amendment to Farmout Agreement Quinnan PSC, dated December 15, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.18
Second Amendment to Farmout Agreement Quinnan PSC, dated December 17, 2004, by and between Phillips China Inc. and the Company (filed as Exhibit 10.01 to the Company's Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.19
Third Amendment to Farmout Agreement Quinnan PSC, dated December 19, 2005, by and between ConocoPhillips China Inc. and the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2005, and incorporated herein by reference).

10.20
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

10.27
Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated March 16, 2006, by and between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference).

10.28*
Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 333-148361) filed on December 27, 2007, and incorporated herein by reference).

10.29*
Form of Restricted Stock Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 21, 2007, and incorporated herein by reference.)

10.30*
Form of Non-Qualified Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.31*
Form of Incentive Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.32*	Form of Letter Agreement with the Company's non-employee directors (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.33*
First Amendment to Amended and Restated Employment Agreement, dated April 16, 2007, between the Company and Michael R. McElwrath (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

10.34
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

10.35
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

10.36
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

10.37
Stock Subscription Agreement, dated August 24, 2007, between the Company and International Finance Corporation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 27, 2007, and incorporated herein by reference).

10.38*
Non-Qualified Stock Option Agreement, dated October 1, 2007, by and between the Company and William A. Anderson (filed as Exhibit 10.52 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, which was filed on November 7, 2007, and incorporated herein by reference).

10.39*
Second Amendment to Amended and Restated Employment Agreement, dated November 26, 2007, between the Company and Michael R. McElwrath (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 27, 2007, and incorporated herein by reference).

10.40*	Form of Restricted Stock Agreement (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-148363) filed on December 27, 2007, and incorporated herein byreference).
10.41*
Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.42*
Restricted Stock Agreement, dated December 27, 2007, between the Company and Michael R. McElwrath (filed as Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.43*
Restricted Stock Agreement, dated December 27, 2007, between the Company and Thomas E.Williams (filed as Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.44*
Non-Qualified Stock Option Agreement, dated January 9, 2008, between the Company and Lucian L. Morrison (filed as Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.45*
Employment Agreement, dated March 12, 2008, between Far East Energy (Bermuda), Ltd. and Phil Christian (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 12, 2008, and incorporated herein by reference).

10.46*
Non-Qualified Stock Option Agreement, dated March 12, 2008, between the Company and Phil Christian (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 12, 2008, and incorporated herein by reference).

10.47*
Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, by and between the Company and Thomas Williams (filed as Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.48*
Second Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, by and between the Company and Michael McElwrath (filed as Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference). The original option agreement was entered into on January 29, 2002.

10.49*
Second Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, by and between the Company and Michael McElwrath (filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference). The original option agreement was entered into on October 13, 2003.

10.50*
Third Amendment to Amended and Restated Employment Agreement, dated March 7, 2008, between the Company and Michael R. McElwrath (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 12, 2008, and incorporated herein by reference).

10.51
Stock Subscription Agreement, dated June 2, 2008, between the Company and International Finance Corporation (filed as Exhibit 10.64 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, which was filed on August 6, 2008, and incorporated herein by reference).

10.52*
Amended and Restated Employment Agreement, dated October 1, 2008, by and between the Company and Andrew Lai (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 6, 2008, and incorporated herein by reference).

10.53*
First Amendment to Non-Qualified Stock Option Agreement, dated December 19, 2008, between the Company and Michael McElwrath (filed as Exhibit 10.63 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on March 30, 2009, and incorporated herein by reference). The original option agreement was entered into on February 2, 2006.

10.54*
Second Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Michael McElwrath (filed as Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on March 30, 2009, and incorporated herein by reference). The original option agreement was entered into on January 29, 2002.

10.55*
Second Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Thomas Williams (filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on March 30, 2009, and incorporated herein by reference). This Agreement amended 100,000 options, which vested on or prior to December 31, 2004, of the original option agreement dated February 24, 2004.

10.56*
Third Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Thomas Williams (filed as Exhibit 10.66 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on March 30, 2009, and incorporated herein by reference). This Agreement amended 300,000 options, which vested on or after January 1, 2005, of the original option agreement dated February 24, 2004.

10.57*
Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and John Mihm (filed as Exhibit 10.67 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on March 30, 2009, and incorporated herein by reference). The original option agreement was entered into on May 24, 2004.

10.58*
Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Don Juckett (filed as Exhibit 10.68 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on March 30, 2009, and incorporated herein by reference). The original option agreement was entered into on May 18, 2004.

10.59*
First Amendment to Employment Agreement, dated December 19, 2008, between the Company and Phil Christian (filed as Exhibit 10.69 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on March 30, 2009, and incorporated herein by reference).

10.60*
Second Amendment to Employment Agreement, dated December 31, 2008, between the Company and Phil Christian (filed as Exhibit 10.70 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on March 30, 2009, and incorporated herein by reference).

10.61*
First Amendment to Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Andrew Lai (filed as Exhibit 10.71 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on March 30, 2009, and incorporated herein by reference).

10.62*
Fourth Amendment to Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Michael McElwrath (filed as Exhibit 10.72 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on March 30, 2009, and incorporated herein by reference).

10.63*
Form of Nonqualified Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.73 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on March 30, 2009, and incorporated herein by reference).

10.64
Securities Purchase Agreement, dated March 13, 2009, among the Company, Far East Energy (Bermuda), Ltd., and Arrow Energy International Pte Ltd (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 16, 2008, and incorporated herein by reference).

10.65
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