Form 10-Q
period 2009-06-30
FAR EAST ENERGY CORP
filed 2009-08-10
CIK 1124024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Large accelerated filer ☐   Accelerated filer  ☒   Non-accelerated filer  ☐   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐       No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2009.
Title of each class	Number of shares
Common Stock, par value $0.001 per share	162,582,283

FAR EAST ENERGY CORPORATION
(A Development Stage Company)

PART I.	FINANCIAL INFORMATION		UPage No.U

	ITEM 1.	Financial Statements (Unaudited)

		Consolidated Balance Sheets – June 30, 2009 and December 31, 2008	3

		Consolidated Statements of Operations – Three Months Ended June 30, 2009 and 2008, Six Months Ended June 30, 2009 and 2008, and February 4, 2000 (Inception) through June 30, 2009	4

		Consolidated Statements of Stockholders' Equity - Six Months Ended June 30, 2009 and 2008, and February 4, 2000 (Inception) through June 30, 2009	5

		Consolidated Statements of Cash Flows - Six Months Ended June 30, 2009 and 2008, and February 4, 2000 (Inception) through June 30, 2009	6

		Notes to Consolidated Financial Statements	7

	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	28

	ITEM 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

	ITEM 1A.	Risk Factors	29

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

	ITEM 5.	Other Information	30

	ITEM 6.	Exhibits	30

SIGNATURES			31

EXHIBIT INDEX			32

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,869	$7,880
Restricted cash	1,517	-
Inventory	187	188
Prepaid expenses	181	262
Deposits	120	124
Other current assets	51	46
Total current assets	10,925	8,500

Property and equipment:
Unevaluated oil and gas properties	32,336	30,837
Other fixed assets, net	549	546
Total property and equipment	32,885	31,383

Deferred financing costs	330	-
Total assets	$44,140	$39,883

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,297	$2,249
Accrued liabilities	2,714	2,323
Total current liabilities	5,011	4,572

Note payable	10,000	-
Discount on note payable	(445)	-
Long-term debt	9,555	-

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.001 par value,500,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 162,582,283 and 161,305,390 issued and outstanding, respectively	163	161
Additional paid-in capital	107,319	105,915
Unearned compensation	(520)	(313)
Deficit accumulated during the development stage	(77,388)	(70,452)
Total stockholders' equity	29,574	35,311
Total liabilities and stockholders' equity	$44,140	$39,883

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		February 4, 2000 (Inception) through
	2009	2008	2009	2008	June 30, 2009

Operating revenues	$-	$-	$-	$-	$-
Operating expenses:
Exploration costs	1,247	1,701	2,453	3,938	29,471
Lease operating expense	407	784	938	1,726	6,745
General and administrative	1,852	1,690	3,224	3,731	38,312
Impairment loss	-	-	-	-	3,778
Loss on investment in joint venture	-	-	-	-	22
Amortization of contract rights	-	-	-	-	81
Total operating expenses	3,506	4,175	6,615	9,395	78,409
Operating loss	(3,506)	(4,175)	(6,615)	(9,395)	(78,409)
Other income (expense):
Interest expense	(264)	-	(314)	-	(491)
Interest income	1	68	4	161	1,874
Gain on sale of assets	-	-	-	-	8
Foreign currency transaction losses	(6)	(115)	(11)	(114)	(370)
Total other income (expense)	(269)	(47)	(321)	47	1,021
Loss before income taxes	(3,775)	(4,222)	(6,936)	(9,348)	(77,388)
Income taxes	-	-	-	-	-
Net loss	$(3,775)	$(4,222)	$(6,936)	$(9,348)	$(77,388)

Earnings per share:
Basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.07)

Weighted average shares outstanding:
Basic and diluted	162,370	144,978	161,839	141,093

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands Except Share Data)
 (Unaudited)

					Deficit
					Accumulated
	Common Stock		Additional		During the	Total
	Number of	Par	Paid-In	Unearned	Development	Stockholders'
	Shares	Value	Capital	Compensation	Stage	Equity

For the Six Months Ended June 30, 2009

Balance at December 31, 2008	161,305,390	$161	$105,915	$(313)	$(70,452)	$35,311
Net loss	-	-	-	-	(6,936)	(6,936)
Common stock issued	-	-	-	-	-	-
Shares issued to consulting firm	-	-	-	-	-	-
Nonvested shares issued	1,290,000	2	353	(207)	-	148
Nonvested shares withheld for taxes	(13,107)	-	(3)	-	-	(3)
Stock options issued	-	-	460	-	-	460
Warrants issued	-	-	594	-	-	594
Balance at June 30, 2009	162,582,283	$163	$107,319	$(520)	$(77,388)	$29,574

For the Six Months Ended June 30, 2008

Balance at December 31, 2007	137,005,294	$137	$94,983	$(764)	$(47,861)	$46,495
Net loss	-	-	-	-	(9,348)	(9,348)
Common stock issued	24,000,000	24	11,778	-	-	11,802
Shares issued to consulting firm	20,000	-	14	-	-	14
Nonvested shares issued	443,500	-	295	343	-	638
Nonvested shares withheld for taxes	(258,404)	-	(136)	-	-	(136)
Stock options issued	-	-	526	-	-	526
Balance at June 30, 2008	161,210,390	$161	$107,460	$(421)	$(57,209)	$49,991

Inception (February 4, 2000) through June 30, 2009

Balance at February 4, 2000	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	(77,388)	(77,388)
Common shares issued
- Placements	148,826,187	148	87,003	-	-	87,151
- Newark Valley
Oil & Gas Inc acquisition	1,600,000	2	3,598	-	-	3,600
Shares issued to consulting firm	231,259	-	297	-	-	297
Nonvested shares issued	2,860,792	4	1,600	(520)	-	1,084
Nonvested shares withheld for taxes	(271,511)	-	(139)	-	-	(139)
Stock options issued	-	-	4,890	-	-	4,890
Stock options exercised	1,410,000	1	915	-	-	916
Warrants issued	-	-	804	-	-	804
Warrants exercised	7,925,556	8	8,185	-	-	8,193
Warrants redeemed unexercised	-	-	(2)	-	-	(2)
Debt issued with beneficial conversion feature	-	-	168	-	-	168
Balance at June 30, 2009	162,582,283	$163	$107,319	$(520)	$(77,388)	$29,574

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
 (Unaudited)

	Six Months Ended June 30,		February 4, 2000 (Inception) through
	2009	2008	June 30, 2009
Cash flows from operating activities
Net loss	$(6,936)	$(9,348)	$(77,388)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	87	83	599
Stock issued to pay expense	-	14	297
Non-cash interest expense	314	-	314
Share-based compensation	608	1,164	5,973
Prior period unevaluated exploratory well costs expensed	-	1,415	-
Changes in operating assets and liabilities Restricted cash	483	-	483
Inventory	1	8	(188)
Prepaids	81	14	(181)
Deposits	4	5	(120)
Other current assets	(5)	(43)	(51)
Accounts payable and accrued liabilities	260	1,134	5,247
Impairment expense	-	-	3,778
Gain on sale of assets	-	-	(8)
Other, net	(3)	(136)	239
Net cash used in operating activities	(5,106)	(5,690)	(61,006)

Cash flows from investing activities
Additions to unevaluated oil and gas properties in China	(1,320)	(2,621)	(32,645)
Additions to other fixed assets	(90)	(96)	(1,073)
Other oil and gas investment	-	-	(1,278)
Sale of oil and gas property	-	-	1,108
Net cash used in investing activities	(1,410)	(2,717)	(33,888)

Cash flows from financing activities
Net proceeds from convertible note	10,000	-	10,000
Net proceeds from sale of common stock	-	11,802	87,151
Net proceeds from exercise of options	-	-	916
Net proceeds from exercise of warrants	-	-	8,191
Financing costs	(495)	-	(495)
Convertible note proceeds restricted for operating activities	(2,000)	-	(2,000)
Net cash provided by financing activities	7,505	11,802	103,763

Increase in cash and cash equivalents	989	3,395	8,869
Cash and cash equivalents--beginning of period	7,880	16,906	-
Cash and cash equivalents--end of period	$8,869	$20,301	$8,869

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

The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of financial position as of June 30, 2009 and December 31, 2008, the results of operations for the three months and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008.

Basis of Presentation.  The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to those rules and regulations.  The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Management believes that the information and disclosures provided herein are adequate to present fairly the consolidated financial position, results of operations and cash flows of the Company. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 ("2008 Annual Report").

We have evaluated subsequent events through August 10, 2009, which is the date these financial statements were issued.

Restricted Cash.  Restricted cash represents the amount of cash which is restricted by legal or contractual requirements. Out of the $10 million proceeds from the issuance of an exchangeable note (the "Exchangeable Note") to Arrow Energy International Pte Ltd ("Arrow"), $2 million of the proceeds was set aside to be used exclusively to satisfy FEEB's existing exploration and development commitments in connection with the Qinnan production sharing contract ("PSC").  The restricted cash balance is reduced as the related expenditures are incurred.  See Note 3 – "Strategic Alliance with Arrow" for additional information.  As of June 30, 2009, our balance in restricted cash was $1.5 million.

Convertible Debts and Warrants.  We applied Statement of Financial Accounting Standards ("SFAS") No. 133 - Accounting for Derivative Instruments and Hedging Activities, as amended, and Accounting Principles Board Opinion No. 14 – Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14") in recording the Exchangeable Note and warrants issued to Arrow.  Derivative financial instruments, as defined in SFAS No. 133, consist of financial instruments or other contracts that contain a notional amount and one or more underlying, require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.  Convertible debt, as defined in APB 14, generally includes an interest rate which is lower than the issuer could establish for nonconvertible debt, an initial conversion price which is greater than the market value of the common stock at the time of issuance, and a conversion price which does not decrease except pursuant to anti-dilution provisions.  Also, under APB 14, the portion of the proceeds from the issuance of the debt which is allocable to the warrant should be accounted for as paid-in capital.  The allocation should be based on the relative fair values of the two securities at time of issuance.  We have issued the Exchangeable Note and warrants in conjunction with the formation of the strategic alliance with Arrow.  See Note 3 – "Strategic Alliance with Arrow" for additional information.

Recently Issued Accounting Standards and Developments.  In May 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 provides authoritative accounting guidance regarding subsequent events. SFAS 165 modifies the guidance in AU Section 560 to name the two types of subsequent events as either recognized subsequent events (currently referred to in practice as Type I subsequent events) or non-recognized subsequent events (currently referred to in practice as Type II subsequent events), and to require companies to disclose the date through which it has evaluated subsequent events, which for public companies should be the date the financial statements are issued. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009.  The adoption of the provision did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS 168 reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Relevant SEC guidance will also be included and organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. SFAS 168 will have an impact on the Company’s financial statements in that all future references to authoritative accounting literature will be references in accordance with SFAS 168.

2.  Liquidity and Realization of Assets

Prior to 2009, we funded our exploration and development activities primarily through the sale and issuance of common stock.  On March 13, 2009, we formed a strategic alliance related to our Qinnan Block in Shanxi Province with Arrow, the Singapore-based subsidiary of Arrow Energy Limited, a large Australian CBM producer.  In conjunction with the formation of the alliance, we issued the Exchangeable Note, $10 million principal amount, to Arrow for $10 million in cash.  For additional information on the strategic alliance, see Note 3 – "Strategic Alliance with Arrow".  Assuming that we obtain approval from our Chinese partner company and the Ministry of Commerce of the PRC ("MOC"), and satisfy the other conditions under the Farmout Agreement with Arrow prior to October 15, 2009, then the additional payment of $8 million and reimbursement of certain 2009 Qinnan expenditures incurred by us due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our current minimum exploration expenditures for all three of our production sharing contracts ("PSCs") through early 2010.  Management will continue to seek to raise additional capital to continue operations beyond early 2010 and to meet future expenditure requirements necessary to retain our rights under the PSCs.  In the event that the MOC does not approve the Farmout Agreement, we may need to either renegotiate the terms and conditions of our strategic alliance with Arrow or seek additional capital earlier than anticipated to continue operations beyond early fourth quarter of 2009.

Management intends to seek to obtain additional funds by various methods, which might include the issuance of equity securities, issuance of debt instruments, continued exercise of warrants issued to investors, obtaining farm-out partners and/or the potential sale of property interests, among other alternatives.  The global financial crisis has created liquidity problems for many companies and financial institutions and international capital markets have stagnated, especially in the United States and Europe.  A continuing downturn in these markets could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through the sale of our securities.  While we will continue to seek to raise funds, there can be no assurance that we will be able to enter into any transaction or that we will be successful in obtaining funds through debt or equity financing.  Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing stockholders.  Under certain circumstances, the structure of certain transactions may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer, including the Farmout Agreement with Arrow. In addition, the terms and conditions of any potential transaction or of any debt or equity financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements.  There can be no guarantee of future fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs. Management believes that we will continue to be successful in obtaining the funds necessary to continue as a going concern.

If our operating requirements or drilling obligations materially change from those currently planned, we may require more capital than currently anticipated or may be required to raise capital earlier than anticipated.  For example, it is possible that the Ministry of Land and Resources, CUCBM or CNPC could seek to, among other things, modify our operating requirement or drilling obligations which may result in an increase our capital expenditures or accelerate our drilling program.  If we are unable to commit to the expenditures or accelerate our drilling and dewatering efforts it may adversely affect our ability to extend the terms of our PSCs.  Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing stockholders.  If we fail to obtain the necessary funds to complete our exploration activities under our production sharing contracts, and we cannot obtain extensions to the requirements under our production sharing contracts, we would not be able to successfully complete our exploration activities and we may lose rights under our production sharing contracts.

As of June 30, 2009, we had unevaluated exploratory well costs related to the Shouyang Block in Shanxi Province totaling $32.1 million, of which $26.7 million have been capitalized for a period greater than one year.  Such costs were initially capitalized under successful efforts accounting, pending a determination of whether sufficient quantities of economically recoverable proved reserves are found.  We make periodic assessments of whether these costs qualify for continuing capitalization, based on whether we are making sufficient progress in assessing the reserves and determining the economic and operating viability of the project.  For additional information on unevaluated exploration well costs, see Note 4 – "Unevaluated Oil and Gas Properties."

In addition to these periodic assessments, we also assess whether we have a reasonable expectation of recovering these costs through future net cash flows from the project, if we are successful in establishing proved reserves. Although there are many uncertainties associated with our exploration and dewatering efforts, we believe the results of our exploration efforts so far provide us with a reasonable basis for the long-term viability and economic success of this project, and support the continued capitalization of our unevaluated capitalized exploratory well costs in the project while we are continuing to evaluate the field. However, there are many risks and uncertainties involved in early stages of exploring and attempting to develop a new CBM gas field and we cannot make any assurances that our efforts will be successful in making the pilot area commercially viable or in obtaining the necessary approval to extend Phase III of the exploratory period of the Shouyang PSC.  In the event we are not successful, we may be required to write off some or all of these unevaluated exploratory well costs.  For additional information on approval of the extensions of our PSCs, see Note 6 – "Commitments and Contingencies."

3.  Strategic Alliance with Arrow

On March 13, 2009, we formed a strategic alliance related to our Qinnan Block with Arrow.  In conjunction with the strategic alliance, one of our wholly owned subsidiaries, FEEB, and Arrow entered into a Farmout Agreement (the "Farmout Agreement") under which, subject to certain conditions, FEEB will assign to Arrow 75.25% of its rights in the Qinnan PSC in Shanxi Province (the "Assignment").  The Farmout Agreement conditions the Assignment on, among other things, the receipt of required approvals from the government of the PRC on or prior to October 15, 2009 or such later date as we may agree upon.  Upon satisfaction of the conditions, Arrow will make an initial payment of $8 million to us, and, subject to certain conditions, will fund all exploration costs associated with the Qinnan PSC, up to a maximum of $30 million. In addition, under the Farmout Agreement, if we obtain Chinese governmental approval of an overall development program for the Qinnan area, Arrow will pay FEEB an additional $8 million in cash as a bonus. If the conditions under the Farmout Agreement are not satisfied prior to October 15, 2009, then either party has the right to terminate the agreement by delivering notice of such termination to the other party.  Additionally, on March 13, 2009, (i) we entered into a securities purchase agreement with Arrow ("Securities Purchase Agreement"); (ii) FEEB issued the Exchangeable Note, $10 million principal amount, to Arrow for $10 million in cash; (iii) we issued a warrant to Arrow for 7,420,000 shares of our common stock, at an exercise price of $1.00 per share ("Warrant"); and (iv) the Company and Arrow entered into a registration rights agreement.

Under the Securities Purchase Agreement, the Company issued the Warrant to Arrow and FEEB issued the Exchangeable Note to Arrow for $10 million in cash, of which $2 million was to be set aside to be used exclusively to satisfy FEEB's existing exploration and development commitments in connection with the Qinnan PSC.  This restricted portion of the proceeds was recorded as restricted cash on the balance sheet. During the period from the formation of the strategic alliance to the end of the second quarter, we used approximately $0.5 million of the $2 million for exploration expenditures related to the Qinnan PSC.

The Exchangeable Note has an initial principal amount of $10 million.  If the Chinese government does not approve the Assignment, the Exchangeable Note will bear interest at a rate of 8% per annum, beginning on October 15, 2009 and principal and interest would then be due and payable on the maturity date of March 13, 2011.  Arrow has the right at any time to exchange the Exchangeable Note in whole or in part for shares of common stock at an exchange rate of 21,052.63 shares per $10,000, or $0.475 per share (the "Exchange Rate"), of principal and interest.  If the Chinese government approves the Assignment on or before October 15, 2009, the entire principal amount of the Exchangeable Note will automatically be exchanged for shares of common stock at the Exchange Rate.

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

For additional information on the strategic alliance, see Item 1 – "Business" of our 2008 Annual Report.

We applied SFAS No. 133 and APB 14 in the recording of the transaction with Arrow.  According to SFAS No. 133, the Exchangeable Note and the Warrant were afforded the exemption from derivative accounting treatment as they were not derivative instruments under SFAS No. 133 because (i) their conversion features were indexed to the Company's stock, and (ii) the Warrant is and, in the case of the Exchangeable Note, the conversion feature standalone would be classified in stockholders’ equity in the balance sheet.  Pursuant to APB 14, no portion of the proceeds from the issuance of the Exchangeable Note should be accounted for as attributable to the conversion feature due to the inseparability of the debt and the conversion option.  Also, under APB 14, the portion of the proceeds from the issuance of the Exchangeable Note which is allocable to the Warrant should be accounted for as paid-in capital.  The allocation should be based on the relative fair values of the two securities at time of issuance.  We determined the fair value of the Warrant using a combination of the Black-Scholes-Merton valuation technique and a Monte Carlo simulation.

The significant assumptions used in the valuation were as follows:

	Black-Scholes	Monte Carlo
	-Merton	Simulation
Volatility	124.60%	110.16%
Risk free interest rate	0.67%	0.83%
Expected dividend yield	-	-
Expected term	0.99 year	1.51 years

Based on the combination of the Black-Scholes-Merton valuation technique and the Monte Carlo simulation, the Warrant was valued at $624,612 at time of issuance.   The amount was recorded as a debt discount to the Exchangeable Note in the liabilities section and as additional paid-in capital in the equity section of the balance sheet.  The debt discount is accreted as interest expense periodically over the term of the Exchangeable Note.  We have recorded an accretion amount of $179,893 from the issuance date to June 30, 2009.

The Company incurred approximately $0.5 million in direct costs in connection with the formation of the strategic alliance.  These direct costs were allocated between the Exchangeable Note and the Warrant in proportion to their respective fair values at time of issuance.  The costs related to the Warrant were recorded as an offset to the value of the Warrant in paid-in capital.  The costs related to the Exchangeable Note were capitalized as deferred financing costs and amortized based on the effective interest method over the term of the Exchangeable Note.  The objective of that method is to arrive at a periodic interest cost which represents a level effective rate over the term of the Exchangeable Note on its face amount reduced by the unamortized discount and expense at the beginning of the period.  The effective rate for the Exchangeable Note as calculated is 11.64% per annum.  We have recorded an amortization amount of $133,666 for the period from the issuance date to end of the second quarter of 2009.

4.  Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties include the following (in thousands):

	At June 30,	At December 31,
	2009	2008
Unproved leasehold costs	$275	$275
Unevaluated exploratory well costs	32,061	30,562
Unevaluated oil and gas properties	$32,336	$30,837

At June 30, 2009, we had assessed and analyzed our current projects for unevaluated exploratory wells costs that have been capitalized beyond one year, according to SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," as amended. We assess these unevaluated exploratory well costs each quarter to determine whether they should remain capitalized or should be charged to earnings. In the event that our assessment indicates that the work program is making sufficient continuing progress toward assessing the reserves, we will continue to capitalize the costs associated with that work program.

Our net changes in unevaluated exploratory well costs in the Shouyang Block for the six months ended June 30, 2009 are presented below (in thousands):

Six Months Ended
June 30, 2009

Beginning balance at December 31, 2008	$30,562
Additions to unevaluated exploratory well costs pending the determination of proved reserves	1,499
Reclassifications to wells, facilities,and equipment based on the determination of proved reserves	-
Unevaluated exploratory well costs charged to expense	-
Ending balance at June 30, 2009	$32,061

The following table provides an aging of unevaluated exploratory well costs based on the date the costs were incurred and the number of related projects for which these exploratory well costs in the Shouyang Block have been capitalized for a period greater than one year (in thousands, except project count):

	At June 30,
	2009
Unevaluated exploratory well costs that have been capitalized for a period of one year or less	$5,367
Unevaluated exploratory well costs that have been capitalized for a period greater than one year	26,694	(1)
Balance at June 30, 2009	$32,061

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	1

(1)
Costs related to our pilot area exploratory project as of June 30, 2009.  We are making sufficient continuing progress assessing the reserves and the economic and operating viability of the wells by, among other efforts, dedicating project personnel who have the appropriate skills, and funding and executing the necessary operating and evaluation activities.

5.  Other Fixed Assets

Other fixed assets, net include the following (in thousands):

	At June 30,	At December 31,
	2009	2008
Other fixed assets	$1,010	$919
Accumulated depreciation and amortization	(461)	(373)
Other fixed assets, net	$549	$546

Other fixed assets include leasehold improvements, equipment and furniture.  Depreciation expense for the six-month period ended June 30, 2009 and 2008 was $87,000 and $83,000, respectively.  Depreciation expense for each of the three-month periods ended June 30, 2009 and 2008 was $43,000.

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

Shanxi Production Sharing Contracts.  Under both the Shouyang and Qinnan PSCs  in Shanxi Province, we bear all exploration costs for discovering and evaluating CBM-bearing areas during the exploration period.  The exploration periods under each of the Shouyang and Qinnan PSCs expired on June 30, 2009.  With regard to the Shouyang PSC, we have executed, along with our Chinese partner company, CUCBM, a modification agreement, subject to MOC approval extending the exploration period from June 20, 2009 to June 30, 2011.  That extension and modification agreement has been sent to MOC and based on our previous experience, we anticipate approval will be granted in the near future, but there can be no guarantee that MOC will approve the modification agreement as submitted.   With regard to the Qinnan PSC, China National Petroleum Company ("CNPC"), has recently replaced CUCBM as our Chinese partner company.  We are in discussions with CNPC regarding the extension of the exploration period of the Qinnan PSC.  At CNPC's request, we have provided certain operational and financial information about our Company to assist them in the decision making process.  We are hopeful that MOC and CNPC will respond favorably to the extension applications.  However, there can be no assurance that we will be successful in extending the Qinnan PSC.

In addition to bearing all of the exploration costs for each of the PSCs, we must meet certain minimum exploration expenditure and work program requirements.  Minimum exploration expenditure requirements are denominated in the Chinese currency, Renminbi ("RMB"), and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollars and the Chinese RMB.  As of June 30, 2009, the sum of exploration expenditures incurred during the first six months of 2009 and the excess exploration expenditure amount carried forward from 2008 for the Shouyang PSC exceeded the minimum requirement for the entire year of 2009, which is approximately $2.9 million.  For the Qinnan PSC, we have carried forward from 2008 excess exploration expenditures of $0.2 million and incurred $1.4 million in exploration expenditures during the first six months of 2009 toward the satisfaction of the 2009 exploration expenditure requirement of $3.4 million.  Under the Shanxi PSCs, we are required to pay certain fees totaling $0.8 million in 2009 which are counted toward the satisfaction of the 2009 minimum exploration expenditure requirements.  These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits.

Our exploration work commitment during the current exploration periods under the Shouyang and Qinnan PSCs included completing a total of 12,000 meters of horizontal drilling in coal by June 30, 2009. This work obligation could be met by performing the work commitment on either of the Shouyang and Qinnan PSC areas, effectively combining the work commitments and drilling results for both PSCs.  We completed eight horizontal wells which totaled approximately 12,058 meters of horizontal drilling in coal for the Shouyang PSC and Qinnan PSC together as of June 30, 2009.  Therefore, we have satisfied the exploration work commitment.

Yunnan Production Sharing Contract.  Under the Enhong-Laochang PSC in Yunnan Province, we must bear all exploration costs for discovering and evaluating CBM-bearing areas during the current exploration period. The current exploration period under the Yunnan PSC expired on June 30, 2009.  Along with our Chinese partner company in the PSC, CUCBM, we have executed a modification agreement, subject to MOC approval, extending the exploration period from June 30, 2009 to June 30, 2011.  That extension and modification agreement has been sent to MOC and based on our previous experience, we anticipate approval will be granted in the near future, but there can be no guarantee that MOC will approve the modification agreement as submitted.

As of June 30, 2009, we have carried forward from 2008 excess exploration expenditures of $0.5 million and incurred $0.5 million during the six months of 2009 toward the satisfaction of the 2009 exploration expenditure requirement of approximately $1.6 million for the Enhong-Laochang PSC. The minimum exploration expenditure requirement is denominated in the Chinese currency, RMB, and therefore, is subject to fluctuations in the currency exchange rate between the U.S. Dollars and the Chinese RMB. Under the Enhong-Laochang PSC, we are required to pay certain fees totaling $0.4 million in 2009, which are counted toward the satisfaction of the 2009 minimum exploration expenditure requirements. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits.

We are conducting a strategic review of our Yunnan holdings to determine whether they fit within our risk profile given the tight capital markets and general economic downturn. We are takeing into consideration, among other factors, our overall corporate strategy, the prospective costs and benefits of the acreage, our relationship with our Chinese partner companies and our current cash position in order to formulate an optimal strategy for the Company. The strategy may include, but not be limited to: (i) minimal capital spending to continue holding the acreage, (ii) sale, farm-out or partial farm-out of the acreage, (iii) full or partial relinquishment of the acreage, or (iv) continued staged exploration of the acreage. We have not yet concluded this review and cannot make any projection as to the likely outcome of this review. Moreover, our Chinese partner company in the PSC, CUCBM, will have its own view and certain outcomes will be subject to CUCBM and MOC approval. In the event we decide to continue our exploration activities or sell or assign all or a portion of the acreage, our ability to do so will be dependent on approval of our application for extension of the exploration period as discussed above.

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

7.  Common Stock

Issuance of Exchangeable Note and Warrants.  During the first quarter of 2009, we issued the Exchangeable Note and Warrant to Arrow in conjunction with the strategic alliance with Arrow.  See Note 3 – "Strategic Alliance with Arrow" for additional information.

Shares Withheld for Taxes.  During the first quarter of 2009, we withheld 13,107 shares of our common stock from the vesting of nonvested shares (also commonly referred to as "restricted stock") granted to employees to satisfy tax withholding obligations of $3,000.  During the second quarter of 2009, no shares were withheld to satisfy employee tax obligations.  Once withheld, the shares were canceled and removed from the number of outstanding shares.  Accordingly, we reduced our common stock and our additional paid in capital on our consolidated balance sheet by an amount which equaled the fair market value of the withheld shares on the date of withholding and cancellation.  We subsequently remitted the amount withheld to the tax authority.

Outstanding Warrants.  A summary of warrants outstanding as of June 30, 2009 is as follows (in thousands, except exercise price):

Exercise Price /	Warrants	Expiration Date In
Range	Outstanding	2010		2012		2013
$0.80 - $0.90	141	141		-		-
$1.00	15,820	7,420	(1)	-		8,400	(2)
$1.50	21	21		-		-
$2.50	37	37		-		-
$2.61	4,020	-		4,020	(3)	-
Total	20,039	7,619		4,020		8,400

(1)	Issued to Arrow in March 2009. See Note 3 – "Strategic Alliance with Arrow" for additional information.
(2)	Granted to investors in conjunction with their purchase of our common stock during the second quarter of 2008.
(3)	Granted to an investor in conjunction with its purchase of our common stock during the third quarter of 2007.

8.  Share-Based Compensation

We grant nonvested shares of common stock and options to purchase common stock to employees, members of the board of directors and consultants under our shareholder-approved 2005 Stock Incentive Plan (the "2005 Plan").  Grants prior to the adoption of the 2005 Plan and inducement grants associated with hiring of new employees and appointment of new directors are issued outside of the 2005 Plan.  During the first half of 2009, we awarded options to purchase up to 1,686,000 shares of our common stock and 1,190,000 nonvested shares under the 2005 Plan to employees and members of the board of directors, and options to purchase up to 220,000 shares of our common stock and 100,000 nonvested shares outside the 2005 Plan to a new employee and consultants. As of June 30, 2009, we had 319,000 shares available for awards under the 2005 Plan, of which 121,500 shares could be issued as nonvested shares or other full-valued stock-based awards.  At the annual general meeting of stockholders of the Company held on

July 15, 2009, the Company's stockholders approved an amendment to the 2005 Plan which increased the number of shares of common stock issuable from 7,500,000 shares to 12,500,000 shares and increased the number of shares of common stock that may be granted as restricted stock, restricted stock units or any other stock-based awards from 2,400,000 to 3,900,000 shares.  Since the amendments were approved, we did not issue any option or nonvested share or other full-valued stock-based award.  At July 31, 2009, we had 5,319,000 shares available for awards under the 2005 Plan, of which 1,621,500 shares could be issued as nonvested shares or other full-valued stock-based awards.

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

The compensation expense is included in the Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Exploration Costs	$62	$108	$138	$226
General and Administrative	240	364	470	938
	$302	$472	$608	$1,164

The following table summarizes stock option transactions during the six months ended June 30, 2009 (in thousands, except grant price):

	Options	Weighted Average Grant Price
Outstanding at January 1, 2009	11,321	$1.25
Granted	1,906	0.40
Forfeited	-	-
Expired	(2,586)	1.12
Outstanding at June 30, 2009	10,641	$1.12

Exercisable at June 30, 2009	6,633	$1.43

At June 30, 2009, the weighted average remaining contractual life for the stock options outstanding and exercisable was 6.15 years and 5.13 years, respectively.

The following table summarizes nonvested share transactions during the six months ended June 30, 2009 (in thousands, except per share data):

	Nonvested Shares	Weighted Average Fair Value Per Share
Outstanding at January 1, 2009	704	$0.70
Granted	1,290	0.28
Vested	(312)	0.69
Withheld for Taxes	(13)	0.69
Outstanding at June 30, 2009	1,669	$0.38

As of June 30, 2009, we had approximately $1.6 million in total unrecognized compensation cost related to share-based compensation, of which $0.5 million was related to nonvested share grants and was recorded in unearned compensation on our consolidated balance sheets.  This cost is expected to be recognized over a weighted average period of 1.94 years at June 30, 2009.  This expected cost does not include the impact of any future share-based compensation awards.

9.  Supplemental Disclosures of Cash Flow Information

Cash paid for interest expense and income taxes for the six-month periods of 2009 and 2008 was zero.  During the first quarter of 2008, we issued 20,000 shares of our common stock as payment of consulting fees, valued at approximately $14,000.  No shares were issued for this purpose after the first quarter of 2008 as the consulting agreement was modified to allow us to pay cash for the consulting services received.

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

During the six months ended June 30, 2009, we incurred exploration expenditures of $4.0 million, of which $1.5 million were capitalized.  Assuming that we obtain approval from our Chinese partner company of the Qinnan Production Sharing Contract ("PSC") and the Ministry of Commerce ("MOC") of the PRC, and satisfy the other conditions under the Farmout Agreement (as defined below) with Arrow prior to October 15, 2009, then the additional payment of $8 million and reimbursement of certain 2009 Qinnan expenditures incurred by us due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our current minimum exploration expenditures for all three of our PSCs through early 2010.  Management will continue to seek to raise additional capital to continue operations beyond early 2010 and to meet future expenditure requirements necessary to retain our rights under the PSCs.  In the event that the MOC does not approve the Farmout Agreement, we may need to either renegotiate the terms and conditions of our strategic alliance with Arrow or seek additional capital earlier than anticipated to continue operations beyond early fourth quarter of 2009.

Management intends to seek to obtain additional funds by various methods, which might include the issuance of equity securities, issuance of debt instruments, continued exercise of warrants issued to investors, obtaining farm-out partners and/or the potential sale of property interests, among other alternatives.  The global financial crisis has created liquidity problems for many companies and financial institutions and international capital markets have stagnated, especially in the United States and Europe.  A continuing downturn in these markets could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through the sale of our securities.  While we will continue to seek to raise funds, there can be no assurance that we will be able to enter any transaction or that we will be successful in obtaining funds through debt or equity financing.  Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing stockholders.  Under certain circumstances, the structure of certain transactions may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer, including the Farmout Agreement with Arrow. In addition, the terms and conditions of any potential transaction or of any debt or equity financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements.  There can be no guarantee of future fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs. Management believes that we will continue to be successful in obtaining the funds necessary to continue as a going concern.

If our operating requirements or drilling obligations materially change from those currently planned, we may require more capital than currently anticipated or may be required to raise capital earlier than anticipated.  For example, it is possible that  the Ministry of Land and Resources ("MLR"), CUCBM or CNPC could seek to, among other things, modify our operating requirement or drilling obligations which may result in an increase our capital expenditures or accelerate our drilling program.  If we are unable to commit to the expenditures or accelerate our drilling and dewatering efforts it may adversely affect our ability to extend the terms of our PSCs.  Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing stockholders.  If we fail to obtain the necessary funds to complete our exploration activities under our production sharing contracts, and we cannot obtain extensions to the requirements under our production sharing contracts, we would not be able to successfully complete our exploration activities and we may lose rights under our production sharing contracts.

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

Under the Securities Purchase Agreement, the Company issued the Warrant to Arrow and FEEB issued the Exchangeable Note to Arrow for $10 million in cash, of which $2 million was to be set aside to be used exclusively to satisfy FEEB's existing exploration and development commitments in connection with the Qinnan PSC.  This restricted portion of the proceeds was recorded as restricted cash on the balance sheet. During the period from the formation of the strategic alliance to the end of the second quarter, we used approximately $0.5 million of the $2 million for exploration expenditures related to the Qinnan PSC.

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

Total Exploration Expenditures.  The table below sets out components of total exploration and development expenditures, both capitalized and expensed (in thousands):

	Six months ended
	June 30,
	2009	2008
Additions to Unevaluated
Oil and Gas Properties - Shanxi Province	$1,499	$2,621
Exploration Costs	2,453	2,523	(1)
	$3,952	$5,144

(1) Amount shown is different from that in the Consolidated Statements of Operations as the amount is net of prior year unevaluated exploratory well costs charged to expense of $1,415,000.

Shouyang Block, Shanxi Province.  As previously reported in our April 8, 2009 news release, we achieved critical desorption pressure in a portion of the pilot area in the Shouyang block in early second quarter of 2009.  As in any oil and gas exploration activity, water and gas production in the pilot area fluctuated during the second quarter as a result of our ongoing exploration efforts and the nature of early stage CBM exploration.  The current focus of the Shouyang block development involves negotiating a gas marketing agreement with CUCBM followed by likely negotiation of an offtake agreement with a local distribution company; production monitoring; data collection; and application for our Pilot Well Development Program and Overall Development Program ("ODP").  During the second quarter of 2009, we completed the drilling and fracturing of three deviated wells in the pilot area to increase the number of productive wellbores in the coal face.  We also completed a work program which included stimulation on existing wells and drilling of new parameter wells.  We have initiated testing, evaluation and production operations in the #9 and #3 coal seams of certain existing wells in the pilot area with the goal of adding these coal seams to the #15 coal seam in our application for ODP.  We have established early gas production rates in one of the existing wells from the #9 coal seam and initiated testing in an existing well in each of the #3 coal seam and the #9 coal seam.

In addition, we are monitoring gas production from the two coal seams of a well located at the edge of the pilot area.  Through the drilling of two new parameter wells, we have identified further field extension to the west and south-west of the #15 coal seam.  These wells are presently being tested for gas content and reservoir characteristics.

Although we believe the results of our exploration activities in the Shanxi Province to date have been favorable, we will need to complete more wells to achieve commercial viability, which will require additional expenditures.

Our near-term development plans include further testing and stimulation work in the #3 and #9 coal seams of certain parameter wells and other wells within the pilot area.  We believe the results of the development plans will allow us to high-grade the block and identify the next area of development within the block.  This work may also increase the daily gas production and confirm adequate feed for a future gas gathering and sales facility.

The exploration period of the Shouyang PSC expired on June 30, 2009.  Along with our Chinese partner company in the PSC, China United Coalbed Methane Co. Ltd. ("CUCBM"), we have executed a modification agreement, subject to MOC approval, extending the exploration period from June 30, 2009 to June 30, 2011. That extension and modification agreement has been sent to MOC and based on our previous experience, we anticipate approval will be granted in the near future, but there can be no guarantee that MOC will approve the modification agreement as submitted.

Qinnan Block, Shanxi Province. In our Qinnan block, we have completed the QN 02H well in the #3 coal seam.  This short-extension horizontal well was drilled with fresh water only.  The lateral extension in the #3 coal seam is 200 meters.  Currently production equipment has been moved in and the well is being produced at low water volumes for an extended period to allow for natural clean-up of any fines as a result of drilling operations.  Future plans with our proposed partner, Arrow, may include an extensive program of test wells for delineation of the coal seam on the east side of the block.  These wells may involve a full complement of evaluation techniques including extensive coring operations.  In the future these vertical wells may be put in service as production monitoring wells or targets of intersection from the horizontal well development pattern.  These plans are contingent on receiving all approvals and assignments from the Chinese government concerning PSC extensions and change of operatorship.

China National Petroleum Company ("CNPC") has recently replaced CUCBM as our Chinese partner company for the Qinnan PSC.  We are in discussions with CNPC regarding the extension of the exploration period of the PSC.  At CNPC's request, we have provided certain operational and financial information about our Company to assist them in the decision making process.  We are hopeful that MOC and CNPC will respond favorably to the extension applications.  However, there can be no assurance that we will be successful in extending the PSCs.

Enhong-Laochang Area, Yunnan Province.   In our Yunnan block, we are conducting a strategic review of our Yunnan holdings to determine whether they fit within our risk profile given the tight capital markets and general economic downturn. We are taking into consideration, among other factors, our overall corporate strategy, the prospective costs and benefits of the acreage, our relationship with our Chinese partner companies and our current cash position in order to formulate an optimal strategy for the Company. The strategy may include, but not be limited to: (i) minimal capital spending to continue holding the acreage, (ii) sale, farm-out or partial farm-out of the acreage, (iii) full or partial relinquishment of the acreage, or (iv) continued staged exploration of the acreage. We have not yet concluded this review and cannot make any projection as to the likely outcome of this review. Moreover, our Chinese partner company in the PSC, CUCBM, will have its own view and certain outcomes will be subject to CUCBM and MOC approval. In the event we decide to continue our exploration activities or sell or assign all or a portion of the acreage, our ability to do so will be dependent on approval of our application for extension of the exploration period which expired on June 30, 2009.  Along with our Chinese partner company in the PSC, CUCBM, we have executed a modification agreement, subject to MOC approval, extending the exploration period from June 30, 2009 to June 30, 2011. That extension and modification agreement has been sent to MOC and based on our previous experience, we anticipate approval will be granted, but there can be no guarantee that MOC will approve the modification agreement as submitted.

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

During the exploration period, all expenditures are funded by us.  Expenditures in the development and production periods are funded in proportion to the respective participating share of the participants in the PSC.  If we satisfy the conditions to the Farmout Agreement, including obtaining approval from our Chinese partners and the MOC, and successfully assign 75.25% of our participating interest in the Qinnan PSC to Arrow, Arrow will make an initial payment of $8 million to us, become the operator under the Qinnan PSC, and, subject to certain conditions, will fund all exploration costs associated with the Qinnan PSC up to a maximum of $30 million.  If the conditions to the Farmout Agreement are not satisfied prior to October 15, 2009, then either party has the right to terminate the Farmout Agreement by delivering notice of such termination to the other party.  Assuming that the Farmout Agreement conditions are met, after Arrow reaches such $30 million cap, FEEB and Arrow will share further Qinnan development costs and any future revenues in proportion to the participating interests in the Qinnan PSC, provided that FEEB may, in its discretion, instead elect to assign all of its interest in the Qinnan PSC to Arrow subject to retaining a 2% overriding royalty interest.  In addition, under the Farmout Agreement, if we obtain Chinese governmental approval of an ODP for the Qinnan area, Arrow will pay FEEB an additional $8 million in cash as a bonus, and FEEB will have the option to assign all of its interest in the Qinnan PSC to Arrow, while retaining a 5% overriding royalty interest.  Qualified project costs incurred under the PSCs by us can be recovered from the value of the first 75% of gross production of CBM for the two Shanxi Province PSCs and 70% of gross production of CBM for the Yunnan PSC.  Participants will pay their proportionate share of the value added tax and State royalty according to the relevant government regulations. In addition, with respect to the Shouyang and Qinnan PSCs, our company must pay ConocoPhillips, Inc. a 3.5% royalty on production.

Results of Operations

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008 (in thousands):

	Three months ended June 30,
	2009	2008
Exploration costs	$1,247	$1,701
Lease operating expense	407	784
General and Administrative	1,852	1,690
Total	$3,506	$4,175

Exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves.  For more information on capitalized drilling costs, see "Overview-Total Exploration Expenditures."

The table below sets out components of exploration costs for the three months ended June 30, 2009 and June 30, 2008 (in thousands):

	Three months ended June 30,
	2009	2008
Capitalized well costs charged to expense	$-	$43
Technical personnel compensation	143	204
Contract drilling & related expenses	1,104	1,454
Total	$1,247	$1,701

Exploration costs for the three months ended June 30, 2009 decreased $0.5 million due primarily to a decrease of $0.4 million in contract drilling and related expenses during the first quarter of 2009.  Under the Farmout Agreement with Arrow, Arrow will reimburse us for a majority of our exploration costs incurred in the Qinnan Block between March 13, 2009 and before the first day it becomes the operator of the block. The Farmout Agreement is contingent upon the approval by the PRC government.  Subject to the satisfaction of certain conditions in the Farmout Agreement, the estimated exploration costs incurred this quarter to be reimbursed by Arrow totaled $181,000.

The table below sets out components of lease operating expense ("LOE") for the three-month periods ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,
	2009	2008
Workovers	$73	$335
Pumping Related Costs	312	318
Supervision	22	131
Total	$407	$784

LOE for the three months ended June 30, 2009 was comprised of costs pertaining to the dewatering efforts of 18 wells in the Shouyang Block and one well in the Qinnan Block, which are both located in Shanxi Province.  Both blocks presently have sustained low rates of small gas production. To date, the production is not at commercial levels and the data obtained is not sufficient to project when or if the wells will achieve commercial gas production rates and what those rates may be.  LOE for the three months ended June 30, 2009 decreased primarily due to a decrease in workovers of $0.3 million and a decrease in supervision of $0.1 million. Subject to certain conditions under the Farmout Agreement with Arrow, the estimated LOE incurred this quarter in the Qinnan Block to be reimbursed by Arrow totaled $35,000.

General and administrative ("G&A") expenses for the three months ended June 30, 2009 increased $0.2 million due primarily to an increase in legal fees of $0.3 million, partially offset by a decrease in share-based compensation of $0.1 million due primarily to higher estimated forfeiture rates used in the calculations of the compensation. Subject to certain conditions under the Farmout Agreement with Arrow, the estimated G&A incurred this quarter in the Qinnan Block to be reimbursed by Arrow totaled $77,000.

Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008 (in thousands):

	Six months ended June 30,
	2009	2008
Exploration costs	$2,453	$3,938
LOE	938	1,726
G&A	3,224	3,731
Total	$6,615	$9,395

The table below sets out components of exploration costs for the six months ended June 30, 2009 and 2008 (in thousands):

	Six months ended June 30,
	2009	2008
Capitalized well costs charged to expense	$-	$1,415
Seismic data acquisition	-	84
Technical personnel compensation	300	416
Contract drilling & related expenses	2,153	2,023
Total	$2,453	$3,938

During the six months ended June 30, 2009, exploration costs decreased $1.5 million due primarily to a charge in the first quarter of 2008 of $1.4 million of costs previously capitalized in prior periods.  Under the Farmout Agreement with Arrow, Arrow will reimburse us for a majority of our exploration costs incurred in the Qinnan Block between March 13, 2009 and before the first day they become the operator of the block, which is contingent upon the approval by the PRC government.  As of June 30, 2009, subject to the satisfaction of certain conditions in the Farmout Agreement, the estimated exploration costs to be reimbursed by Arrow totaled $302,000.

The table below sets out components of lease operating expense ("LOE") for the six-month periods ended June 30, 2009 and 2008 (in thousands):

	Six months ended June 30,
	2009	2008
Workovers	$143	$1,052
Pumping Related Costs	629	461
Supervision	166	213
Total	$938	$1,726

LOE for the six months ended June 30, 2009 was comprised of costs pertaining to the dewatering efforts of 18 wells in the Shouyang Block and one well in the Qinnan Block, which are both located in Shanxi Province.  Both blocks presently have sustained low rates of small gas production. To date, the production is not at commercial levels and the data obtained is not sufficient to project when or if the wells will achieve commercial gas production rates and what those rates may be.  LOE for the six months ended June 30, 2009 decreased primarily due to a decrease in workovers of $0.9 million, partially offset by increase in pumping related costs of $0.2 million. Subject to certain conditions under the Farmout Agreement with Arrow, the estimated LOE incurred in the Qinnan Block to be reimbursed by Arrow totaled $47,000.

G&A expenses for the six months ended June 30, 2009 decreased $0.5 million due primarily to a decrease in share-based compensation of $0.5 million. In the first quarter of 2008, we recorded $0.2 million of share-based compensation expense related to the nonvested shares granted in December 2007 in conjunction with the amendments to certain option agreements impacted by Section 409A of the Internal Revenue Code of 1986, as amended. The remaining decrease in share-based compensation of $0.3 million is due primarily to higher estimated forfeiture rates used in the calculations of the compensation. G&A expenses also decreased due to a total decrease in office expenses, professional services, travel and payroll of approximately $0.2 million. These decreases were partially offset by an increase in legal fees of $0.2 million. As discussed above, under the Farmout Agreement with Arrow, the estimated G&A incurred in the Qinnan Block to be reimbursed by Arrow totaled $134,000.

Capital Resources and Liquidity. Prior to 2009, we funded our exploration and development activities primarily through the sale and issuance of common stock.  On March 13, 2009, we formed a strategic alliance related to our Qinnan Block with Arrow.  In conjunction with the formation of the alliance, we issued the Exchangeable Note, $10 million principal amount, to Arrow for $10 million in cash.  For additional information on the strategic alliance, see "Overview – Strategic Alliance with Arrow" above.  Assuming that we obtain approval from our Chinese partner company and the Ministry of Commerce of the PRC ("MOC"), and satisfy the other conditions under the Farmout Agreement with Arrow prior to October 15, 2009, then the additional payment of $8 million and reimbursement of certain 2009 Qinnan expenditures incurred by us due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our current minimum exploration expenditures for all three of our PSCs through early 2010.  Management will continue to seek to raise additional capital to continue operations beyond early 2010 and to meet future expenditure requirements necessary to retain our rights under the PSCs.  In the event that the MOC does not approve the Farmout Agreement, we may need to either renegotiate the terms and conditions of our strategic alliance with Arrow or seek additional capital earlier than anticipated to continue operations beyond early fourth quarter of 2009.

Management intends to seek to obtain additional funds by various methods, which might include the issuance of equity securities, issuance of debt instruments, continued exercise of warrants issued to investors, obtaining farm-out partners and/or the potential sale of property interests, among other alternatives.  The global financial crisis has created liquidity problems for many companies and financial institutions and international capital markets have stagnated, especially in the United States and Europe.  A continuing downturn in these markets could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through the sale of our securities.  While we will continue to seek to raise funds, there can be no assurance that we will be able to enter any transaction or that we will be successful in obtaining funds through debt or equity financing.  Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing stockholders. Under certain circumstances, the structure of certain transactions may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer, including the Farmout Agreement with Arrow. In addition, the terms and conditions of any potential transaction or of any debt or equity financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements.  There can be no guarantee of future fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs. Management believes that we will continue to be successful in obtaining the funds necessary to continue as a going concern.

If our operating requirements or drilling obligations materially change from those currently planned, we may require more capital than currently anticipated or may be required to raise capital earlier than anticipated.  For example, it is possible that MLR, CUCBM or CNPC could seek to, among other things, modify our operating requirement or drilling obligations which may result in an increase our capital expenditures or accelerate our drilling program.  If we are unable to commit to the expenditures or accelerate our drilling and dewatering efforts it may adversely affect our ability to extend the terms of our PSCs.  Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing stockholders.  If we fail to obtain the necessary funds to complete our exploration activities under our production sharing contracts, and we cannot obtain extensions to the requirements under our production sharing contracts, we would not be able to successfully complete our exploration activities and we may lose rights under our production sharing contracts.

As of June 30, 2009, we had unevaluated exploratory well costs totaling $32.1 million, of which $26.7 million have been capitalized for a period greater than one year.  Such costs, which relate to the Shouyang Block in Shanxi Province, were initially capitalized under successful efforts accounting, pending a determination of whether sufficient quantities of economically recoverable proved reserves are found.  We make periodic assessments of whether these costs qualify for continuing capitalization, based on whether we are making sufficient progress in assessing the reserves and determining the economic and operating viability of the project, as more fully discussed in Note 4 to the Consolidated Financial Statements – Unevaluated Oil and Gas Properties.

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

Cash Flows.  As of June 30, 2009, our balance in cash and cash equivalents was $8.9 million, an increase of $1.0 million from the balance of $7.9 million as of December 31, 2008, reflecting a cash inflow of $10 million as a result of the strategic alliance with Arrow and cash outflows related to field operations of approximately $3.8 million, an increase in restricted cash related to the strategic alliance with Arrow of $2.0 million, G&A expenditures of approximately $2.7 million and costs associated with the strategic alliance with Arrow of approximately $0.5 million.  During the period from the formation of the strategic alliance with Arrow to the end of the second quarter, we used approximately $0.5 million of the $2 million restricted cash for exploration expenditures related to the Qinnan Block.  As of June 30, 2009, our balance in restricted cash was $1.5 million.

Cash used in operating activities for the six months ended June 30, 2009 was $5.1 million as compared to cash used in operating activities for the same period in 2008 of $5.7 million.  The decrease in cash used in operating activities of $0.6 million was due primarily to a decrease in workovers of $0.9 million, partially offset by an unfavorable change in working capital of $0.2 million.

Cash used in investing activities for the six months ended June 30, 2009 was $1.4 million as compared to $2.7 million for the same period in 2008.  The decrease was primarily due to a decrease in additions to unevaluated oil and gas properties of $1.3 million.

Cash provided by financing activities for the six months ended June 30, 2009 was $7.5 million as a result of the $10 million in proceeds from the issuance of the Exchangeable Note, partially offset by a restricted cash classification of $2 million out of the Exchangeable Note proceeds under the Securities Purchase Agreement and the total financing costs of $0.5 million.  Cash provided by financing activities for the six months ended June 30, 2008 was $11.8 million, which were proceeds from the sale of 24 million shares of our common stock and warrants to the purchase of up to 8.4 million shares of our common stock.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Actual results could differ materially from those projected in such forward-looking statements. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include: the gas produced at our wells may not increase to commercially viable quantities or may decrease; certain of the proposed transactions with Arrow may not close on a timely basis or at all, including due to a failure to satisfy closing conditions or otherwise; the anticipated benefits to us of the transactions with Arrow may not be realized; the final amounts received by us from Arrow may be different than anticipated; the MOC may not approve the extensions of our PSCs on a timely basis or at all; our Chinese partner companies or the MOC may require certain changes to the terms and conditions of our PSC in conjunction with their approval of any extension; our lack of operating history; limited and potentially inadequate management of our cash resources; risk and uncertainties associated with exploration, development and production of CBM; expropriation and other risks associated with foreign operations; disruptions in capital markets effecting fundraising; matters affecting the energy industry generally; lack of availability of oil and gas field goods and services; environmental risks; drilling and production risks; changes in laws or regulations affecting our operations, as well as other risks described in our 2008 Annual Report and subsequent filings with the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in Chinese RMB and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. Prior to July 2005, the exchange rate between U.S. Dollars and Chinese RMB was fixed, and, consequently, we experienced no fluctuations in the value of goods and services we purchased in China because of currency exchange.  In July 2005, the Chinese government began to permit the Chinese RMB to float against the U.S. Dollar.  All of our costs to operate our Chinese offices are paid in Chinese RMB.  Our exploration costs in China may be incurred under contracts denominated in Chinese RMB or U.S. Dollars.  During the first six months of 2009, the U.S. Dollar ($) to Chinese RMB (¥) changed from $1 to ¥6.85 at the beginning of the period to ¥6.84 at the end of the period, with an average of ¥6.84.  If the Chinese RMB appreciates with respect to the U.S. Dollar, our costs in China may increase.  To date we have not engaged in hedging activities to hedge our foreign currency exposure.  In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.

Although inflation has not materially impacted our operations in the recent past, increased inflation in China or the U.S. could have a negative impact on our operating and general and administrative expenses, as these costs could increase.  In 2008, China experienced inflationary pressures, which increased our costs associated with our operations in China.  The inflation rate for 2008 was approximately 5.9%, according to National Bureau of Statistics of China.  Economists predicted that inflation is not likely to occur in China in 2009, and inflation data for the first five months of 2009 reflected the same.  In the last couple of years, we have increased our use of Chinese suppliers, including drilling contractors that are paid in RMB.  In the future, inflation in China may result in higher minimum expenditure requirements under our PSCs if CUCBM adjusts these requirements for inflation.  The actual inflationary impact on the company may also be exacerbated by the increasing demand for goods and services in the oil and gas industry.  A material increase in these costs as a result could adversely affect our operations and, if there are material changes in our costs, we may seek to obtain additional funds earlier than anticipated.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

We have commenced the extension application process for each of our PSCs.  The exploration period of the PSCs under which we have the right to develop our properties in the Shanxi and Yunnan Provinces expired on June 30, 2009.  With regard to the Shouyang and Yunnan PSC, we have executed, along with our Chinese partner company, CUCBM, a modification agreement, subject to MOC approval extending the exploration period from June 20, 2009 to June 30, 2011.That extension and modification agreement has been sent to MOC and based on our previous experience, we anticipate approval will be granted in the near future, but there can be no guarantee that MOC will approve the modification agreement as submitted.  With regard to the Qinnan PSC, CNPC has recently replaced CUCBM as our Chinese partner company for the PSC.  We are in discussions with CNPC regarding the extension of the exploration period of the PSC.  At CNPC's request, we have provided certain operational and financial information about our Company to assist them in the decision making process.  We are hopeful that MOC and CNPC will respond favorably to the extension applications.  However, there can be no assurance that we will be successful in extending the PSCs.  Additionally, in connection with obtaining the extensions, we may be required to commit to certain expenditures for any or all of our PSCs or to modify the terms or respective ownership interests in the applicable PSC.  However, if we are unable to raise sufficient funds to commit to these expenditures, it may adversely affect our ability to extend any or all of our PSCs.

In addition to the risk factors and other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2008 Annual Report, which could materially affect our business, financial condition, or future results.  The risks described in our 2008 Annual Report are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Issuance of Equity Securities.  During the second quarter of 2009, in exchange for their consulting services, we issued 20,000 options to purchase shares of our common stock to certain consultants.  During the same period, we granted 50,000 shares of restricted stock and 100,000 options to purchase shares of our common stock to a new employee in connection with his joining our Company.  The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act of 1933 (the "Securities Act") upon the exemption provided in Section 4(2) of the Securities Act.

ITEM 5. OTHER INFORMATION

We held our annual meeting of stockholders on July 15, 2009 for the purposes of electing our Board of Directors and approving an amendment to the 2005 Stock Incentive Plan (the "2005 Plan"). Proxies for the meeting were solicited pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition to management's solicitations.

(1) Each of the following directors nominated by the Board of Directors and listed in the proxy statement were elected with votes as follows:

Nominee	For	Withheld
Thomas E. Williams	82,451,274	17,587,855
Michael R. McElwrath	82,432,285	17,606,844
William A. Anderson	82,398,576	17,640,553
C.P. Chiang	82,474,607	17,564,522
Donald A. Juckett	82,178,217	17,860,912
John C. Mihm	82,470,607	17,568,522
Lucian L. Morrison	82,401,348	17,637,781

(2) The amendments to the 2005 Plan to add 5,000,000 shares of common stock to the 2005 Plan and to increase the number of shares of common stock that may be granted as restricted stock, restricted stock units or other stock based awards from 2,400,000 to 3,900,000 shares were approved by the following vote: 30,612,793 shares for; 20,980,965 shares against; and 604,524 shares abstaining.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 32 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Far East Energy Corporation

/s/ Michael R. McElwrath
Michael R. McElwrath
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Andrew Lai
Andrew Lai
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  August 10, 2009

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

4.8
Warrant, dated March 13, 2009, issued to Arrow Energy International Pte Ltd. (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 16, 2009, and incorporated herein by reference).

4.9
Exchangeable Note, dated March 13, 2009, by Far East Energy (Bermuda), Ltd. for the benefit of Arrow Energy International Pte Ltd. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 16, 2009, and incorporated herein by reference).

4.10
Registration Rights Agreement, dated March 13, 2009, between the Company and Arrow Energy International Pte Ltd. (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on March 16, 2009, and incorporated herein by reference).

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

10.28*†	Far East Energy Corporation 2005 Stock Incentive Plan.
10.29*
Form of Restricted Stock Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 23, 2007, and incorporated herein by reference).

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

10.35
Modification Agreement, dated April 24, 2007, for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Quinnan Area in Shanxi Province, Qinshui Basin, the People's Republic of China, dated April 16, 2002, by and among China United Coalbed Methane Corporation Ltd., ConocoPhillips China Inc. and Far East Energy (Bermuda), Ltd. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 27, 2007, and incorporated herein by reference).

10.36
Modification Agreement dated April 24, 2007 for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Enhong and Laochang Area in Yunnan Province, the People's Republic of China, dated December 3, 2002, between China United Coalbed Methane Corporation Ltd. and Far East Energy (Bermuda), Ltd. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 27, 2007, and incorporated herein by reference).

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

10.45*
Employment Agreement, dated March 12, 2008, between Far East Energy (Bermuda), Ltd. and Phil Christian (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 13, 2008, and incorporated herein by reference).

10.46*
Non-Qualified Stock Option Agreement, dated March 12, 2008, between the Company and Phil Christian (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 13, 2008, and incorporated herein by reference).

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

10.50*
Third Amendment to Amended and Restated Employment Agreement, dated March 7, 2008, between the Company and Michael R. McElwrath (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 13, 2008, and incorporated herein by reference).

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

10.64
Securities Purchase Agreement, dated March 13, 2009, among the Company, Far East Energy (Bermuda), Ltd., and Arrow Energy International Pte Ltd. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 16, 2008, and incorporated herein by reference).

10.65
Farmout Agreement, dated March 13, 2009, between the Company, Far East Energy (Bermuda), Ltd., and Arrow Energy International Pte Ltd. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 16, 2008, and incorporated herein by reference).

10.66*
Fifth Amendment to Amended and Restated Employment Agreement, dated May 18, 2009, between the Company and Michael R. McElwrath (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 18, 2009, and incorporated herein by reference).

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