Form 10-Q
period 2009-09-30
FAR EAST ENERGY CORP
filed 2009-11-02
CIK 1124024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐               No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 29, 2009.
UTitle of each classU	UNumber of sharesU
Common Stock, par value $0.001 per share	162,282,283

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
4BTABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION		UPage No.U

	ITEM 1.	Financial Statements (Unaudited)

		Consolidated Balance Sheets – September 30, 2009 and December 31, 2008	3

		Consolidated Statements of Operations – Three Months Ended September 30, 2009 and 2008, Nine Months Ended September 30, 2009 and 2008, and February 4, 2000 (Inception) through September 30, 2009	4

		Consolidated Statements of Stockholders' Equity – Nine Months Ended September 30, 2009 and 2008, and February 4, 2000 (Inception) through September 30, 2009	5

		Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2009 and 2008, and February 4, 2000 (Inception) through September 30, 2009	6

		Notes to Consolidated Financial Statements	7

	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	31

	ITEM 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

	ITEM 1A.	Risk Factors	32

	ITEM 4.	Submission of Matters to a Vote of Security Holders	35

	ITEM 6.	Exhibits	35

SIGNATURES			36

EXHIBIT INDEX			37

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,737	$7,880
Restricted cash	1,077	-
Inventory	185	188
Prepaid expenses	118	262
Deposits	354	124
Other current assets	47	46
Total current assets	6,518	8,500

Property and equipment:
Unevaluated oil and gas properties	32,905	30,837
Other fixed assets, net	539	546
Total property and equipment	33,444	31,383

Deferred financing costs	215	-
Total assets	$40,177	$39,883

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,434	$2,249
Accrued liabilities	1,791	2,323
Total current liabilities	4,225	4,572

Note payable	10,000	-
Discount on note payable	(289)	-
Long-term debt	9,711	-

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 162,582,283 and 161,305,390 issued and outstanding, respectively	163	161
Additional paid-in capital	107,524	105,915
Unearned compensation	(431)	(313)
Deficit accumulated during the development stage	(81,015)	(70,452)
Total stockholders' equity	26,241	35,311
Total liabilities and stockholders' equity	$40,177	$39,883

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended		February 4, 2000 (Inception)
	September 30,		September 30,		through
	2009	2008	2009	2008	September 30, 2009

Operating revenues	$-	$-	$-	$-	$-
Operating expenses:
Exploration costs	993	2,297	3,446	6,235	30,464
Lease operating expense	446	521	1,384	2,247	7,191
General and administrative	1,904	1,551	5,128	5,282	40,216
Impairment loss	-	-	-	-	3,778
Loss on investment in joint venture	-	-	-	-	22
Amortization of contract rights	-	-	-	-	81
Total operating expenses	3,343	4,369	9,958	13,764	81,752
Operating loss	(3,343)	(4,369)	(9,958)	(13,764)	(81,752)
Other income (expense):
Interest expense	(271)	-	(585)	-	(762)
Interest income	1	73	5	234	1,875
Gain (loss) on sale of assets	(3)	-	(3)	-	5
Foreign currency transaction losses	(11)	(39)	(22)	(153)	(381)
Total other income (expense)	(284)	34	(605)	81	737
Loss before income taxes	(3,627)	(4,335)	(10,563)	(13,683)	(81,015)
Income taxes	-	-	-	-	-
Net loss	$(3,627)	$(4,335)	$(10,563)	$(13,683)	$(81,015)

Earnings per share:
Basic and diluted	$(0.02)	$(0.03)	$(0.07)	$(0.09)

Weighted average shares outstanding:
Basic and diluted	162,582	161,213	162,089	147,848

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands Except Share Data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Unearned Compensation	Deficit Accumulated During the Development Stage	Total Stockholders'Equity
	Number of Shares	Par Value

For the Nine Months Ended September 30, 2009

Balance at December 31, 2008	161,305,390	$161	$105,915	$(313)	$(70,452)	$35,311
Net loss	-	-	-	-	(10,563)	(10,563)
Common stock issued	-	-	-	-	-	-
Shares issued to consulting firm	-	-	-	-	-	-
Nonvested shares issued	1,290,000	2	353	(118)	-	237
Nonvested shares withheld for taxes	(13,107)	-	(3)	-	-	(3)
Stock options issued	-	-	665	-	-	665
Warrants issued	-	-	594	-	-	594
Balance at September 30, 2009	162,582,283	$163	$107,524	$(431)	$(81,015)	$26,241

For the Nine Months Ended September 30, 2008

Balance at December 31, 2007	137,005,294	$137	$94,983	$(764)	$(47,861)	$46,495
Net loss	-	-	-	-	(13,683)	(13,683)
Common stock issued	24,000,000	24	11,784	-	-	11,808
Shares issued to consulting firm	20,000	-	14	-	-	14
Nonvested shares issued	493,500	-	312	404	-	716
Nonvested shares withheld for taxes	(258,404)	-	(136)	-	-	(136)
Stock options issued	-	-	774	-	-	774
Balance at September 30, 2008	161,260,390	$161	$107,731	$(360)	$(61,544)	$45,988

February 4, 2000 (Inception) through September 30, 2009

Balance at February 4, 2000	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	(81,015)	(81,015)
Common shares issued
- Placements	148,826,187	148	87,003	-	-	87,151
- Newark Valley
Oil & Gas Inc acquisition	1,600,000	2	3,598	-	-	3,600
Shares issued to consulting firm	231,259	-	297	-	-	297
Nonvested shares issued	2,860,792	4	1,600	(431)	-	1,173
Nonvested shares withheld for taxes	(271,511)	-	(139)	-	-	(139)
Stock options issued	-	-	5,095	-	-	5,095
Stock options exercised	1,410,000	1	915	-	-	916
Warrants issued	-	-	804	-	-	804
Warrants exercised	7,925,556	8	8,185	-	-	8,193
Warrants redeemed unexercised	-	-	(2)	-	-	(2)
Debt issued with beneficial conversion feature	-	-	168	-	-	168
Balance at September 30, 2009	162,582,283	$163	$107,524	$(431)	$(81,015)	$26,241

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

			February 4, 2000
	Nine Months Ended		(Inception)
	September 30,		through
	2009	2008	September 30, 2009
Cash flows from operating activities:
Net loss	$(10,563)	$(13,683)	$(81,015)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	135	125	647
Stock issued to pay expense	-	14	297
Non-cash interest expense	585	-	585
Share-based compensation	902	1,490	6,267
Prior period unevaluated exploratory well costs expensed	-	1,415	-
Changes in operating assets and liabilities:
Restricted cash	923	-	923
Inventory	3	(33)	(186)
Prepaids	144	(154)	(118)
Deposits	(230)	(20)	(354)
Other current assets	(1)	(26)	(47)
Accounts payable and accrued liabilities	(280)	1,922	4,707
Impairment expense	-	-	3,778
Loss (Gain) on sale of assets	3	-	(5)
Other, net	(3)	(136)	239
Net cash used in operating activities	(8,382)	(9,086)	(64,282)

Cash flows from investing activities:
Additions to unevaluated oil and gas properties in China	(2,135)	(5,692)	(33,460)
Additions to other fixed assets	(133)	(181)	(1,116)
Other oil and gas investment	-	-	(1,278)
Sale of oil and gas property	-	-	1,108
Sale of other fixed assets	2	-	2
Net cash used in investing activities	(2,266)	(5,873)	(34,744)

Cash flows from financing activities:
Net proceeds from convertible note	10,000	-	10,000
Net proceeds from sale of common stock	-	11,808	87,151
Net proceeds from exercise of options	-	-	916
Net proceeds from exercise of warrants	-	-	8,191
Financing costs	(495)	-	(495)
Convertible note proceeds restricted for operating activities	(2,000)	-	(2,000)
Net cash provided by financing activities	7,505	11,808	103,763

Net (decrease) increase in cash and cash equivalents	(3,143)	(3,151)	4,737
Cash and cash equivalents--beginning of period	7,880	16,906	-
Cash and cash equivalents--end of period	$4,737	$13,755	$4,737

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Summary of Significant Accounting Policies

Business.  The terms "we," "us," "our," "FEEC" and "the Company" refer to Far East Energy Corporation and its subsidiaries, unless the context suggests otherwise.  References to common stock refer to the common stock of FEEC.  We are an independent energy company.  FEEC, together with its subsidiaries, engages in the acquisition, exploration and development of coalbed methane ("CBM") gas properties in the People's Republic of China ("China" or "PRC"). We are a development stage company and we have conducted significant exploration activities in China. Our operations in China are conducted through our wholly-owned subsidiary, Far East Energy (Bermuda), Ltd. ("FEEB"). To date, we have not generated any revenues from operations and we are not able to accurately predict the timing of our first revenues.

The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of financial position as of September 30, 2009 and December 31, 2008, the results of operations for the three months and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008.

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

Restricted Cash.  Restricted cash represents the amount of cash which is restricted by legal or contractual requirements. Of the $10 million proceeds from the issuance of an exchangeable note (the "Exchangeable Note") to Arrow Energy International Pte Ltd ("Arrow"), $2 million of the proceeds was set aside to be used exclusively to satisfy of FEEB existing exploration and development commitments in connection with the Qinnan production sharing contract ("PSC").  The restricted cash balance is reduced as the related expenditures are incurred.  See Note 3 – "Strategic Alliance with Arrow" for additional information.  As of September 30, 2009, our balance in restricted cash was $1.1 million.

Convertible Debts and Warrants.  We applied Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging ("ASC 815") and FASB ASC Topic 470, Debt ("ASC 470"), in recording the Exchangeable Note and warrants issued to Arrow in conjunction with a strategic alliance between the parties. Derivative financial instruments, as defined in ASC 815, consist of financial instruments or other contracts that contain a notional amount and one or more underlying, require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.  Convertible debt, as defined in ASC 470, generally includes an interest rate which is lower than the issuer could establish for nonconvertible debt, an initial conversion price which is greater than the market value of the common stock at the time of issuance, and a conversion price which does not decrease except pursuant to anti-dilution provisions.  Also, under ASC 470, the portion of the proceeds from the issuance of the debt which is allocable to the warrant should be accounted for as additional paid-in capital.  The allocation should be based on the relative fair values of the two securities at time of issuance.  See Note 3 – "Strategic Alliance with Arrow" for additional information.

Adoption of New Accounting Pronouncement.   In June 2009, the FASB issued authoritative accounting guidance which established the FASB Accounting Standards Codification (Codification or ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities and stated that all guidance contained in the Codification carries an equal level of authority. The authoritative accounting guidance recognized that rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Company adopted the provisions of the authoritative accounting guidance for the interim reporting period ended September 30, 2009, the adoption of which did not have a material effect on the Company’s consolidated financial statements.

2.  Liquidity and Realization of Assets

Prior to 2009, we funded our exploration and development activities primarily through the sale and issuance of common stock.  On March 13, 2009, we formed a strategic alliance related to our Qinnan Block in Shanxi Province with Arrow, the Singapore-based subsidiary of Arrow Energy Limited, a large Australian CBM producer.  In conjunction with the formation of the alliance, we issued the Exchangeable Note, $10 million principal amount, to Arrow for $10 million in cash.  For additional information on the strategic alliance, see Note 3 – "Strategic Alliance with Arrow."  Assuming that we obtain approval from our Chinese partner company and the Ministry of Commerce of the PRC ("MOC"), and satisfy the other conditions under the Farmout Agreement with Arrow prior to November 20, 2009, then the additional payment of $8 million and reimbursement of certain 2009 Qinnan expenditures incurred by us due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our current minimum exploration expenditures for all three of our production sharing contracts ("PSCs") through early 2010.  Management will continue to seek to raise additional capital to continue operations beyond early 2010 and to meet future expenditure requirements necessary to retain our rights under the PSCs.  In the event that the MOC does not approve the Farmout Agreement, we will need to either renegotiate the terms and conditions of our strategic alliance with Arrow or seek additional capital earlier than anticipated to continue operations beyond fourth quarter of 2009.

Management intends to seek to obtain additional funds by various methods, which might include the issuance of equity securities, issuance of debt instruments, continued exercise of warrants issued to investors, obtaining farm-out partners and/or the potential sale of property interests, among other alternatives. The global financial crisis has created liquidity problems for many companies and financial institutions and international capital markets have stagnated, especially in the United States and Europe. A continuing downturn in these markets could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through the sale of our securities. During the quarter ended September 30, 2009, we filed a registration statement with the SEC for the offer and sale from time to time up to $75 million of the Company's securities. The registration statement is not yet effective. There can be no assurance that we will be able to maintain the effectiveness of the registration statement after the registration statement becomes effective. While we will continue to seek to raise funds, there can be no assurance that we will be able to enter into any transaction or that we will be successful in obtaining funds through debt or equity financing. Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing stockholders. Under certain circumstances, the structure of certain transactions may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult. There canbe no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer, including the Farmout

Agreement with Arrow. In addition, the terms and conditions of any potential transaction or of any debt or equity financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements. There can be no guarantee of future fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs. Management believes that we will continue to be successful in obtaining the funds necessary to continue as a going concern.

If our operating requirements or drilling obligations materially change from those currently planned, we may require more capital than currently anticipated or may be required to raise capital earlier than anticipated.  For example, it is possible that the Ministry of Land and Resources ("MLR"), China United Coalbed Methane Co. Ltd. ("CUCBM") or China National Petroleum Company ("CNPC") could seek to, among other things, modify our operating requirement or drilling obligations which may result in an increase our capital expenditures or accelerate our drilling program.  If we are unable to commit to the expenditures or accelerate our drilling and dewatering efforts it may adversely affect our ability to extend the terms of our PSCs.  Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing stockholders.  If we fail to obtain the necessary funds to complete our exploration activities under our PSCs, and we cannot obtain extensions to the requirements under our PSCs, we would not be able to successfully complete our exploration activities and we may lose rights under one or more of our PSCs.

As of September 30, 2009, we had unevaluated exploratory well costs related to the Shouyang Block in Shanxi Province totaling $32.6 million, of which $28.8 million have been capitalized for a period greater than one year.  Such costs were initially capitalized under successful efforts accounting, pending a determination of whether sufficient quantities of economically recoverable proved reserves are found.  We make periodic assessments of whether these costs qualify for continuing capitalization, based on whether we are making sufficient progress in assessing the reserves and determining the economic and operating viability of the project.  None of the exploratory well costs related to the Qinnan and Yunnan PSCs were capitalized. For additional information on unevaluated exploration well costs, see Note 4 – "Unevaluated Oil and Gas Properties."

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

3.  Strategic Alliance with Arrow

On March 13, 2009, we formed a strategic alliance related to our Qinnan Block with Arrow.  In conjunction with the strategic alliance, one of our wholly owned subsidiaries, FEEB, and Arrow entered into a Farmout Agreement (the "Farmout Agreement") under which, subject to certain conditions, FEEB will assign to Arrow 75.25% of its rights in the Qinnan PSC in Shanxi Province (the "Assignment").  The Farmout Agreement conditions the Assignment on, among other things, the receipt of required approvals from the government of the PRC on or prior to November 20, 2009 or such later date as we may agree upon.  The terms of the Farmout Agreement were subsequently amended in early October 2009 to provide, among other things, that requisite approvals from Chinese authorities must be received and other conditions must be satisfied by November 20, 2009 rather than by the original deadline of October 15, 2009 (the

"Amendment").  In conjunction with the Amendment, FEEB and Arrow also agreed that interest on the Exchangeable Note would begin to accrue as originally scheduled on October 16, 2009.  Upon satisfaction of the conditions, Arrow will make an initial payment of $8 million to us, and, subject to certain conditions, will fund all exploration costs associated with the Qinnan PSC, up to a maximum of $30 million. In addition, under the Farmout Agreement, if we obtain Chinese governmental approval of an overall development program for the Qinnan area, Arrow will pay FEEB an additional $8 million in cash as a bonus. If the conditions under the Farmout Agreement are not satisfied prior to November 20, 2009, then either party has the right to terminate the agreement by delivering notice of such termination to the other party.  Additionally, on March 13, 2009, (i) we entered into a securities purchase agreement with Arrow ("Securities Purchase Agreement"); (ii) FEEB issued the Exchangeable Note, $10 million principal amount, to Arrow for $10 million in cash; (iii) we issued a warrant to Arrow for 7,420,000 shares of our common stock, at an exercise price of $1.00 per share ("Warrant"); and (iv) the Company and Arrow entered into a registration rights agreement.

Under the Securities Purchase Agreement, the Company issued the Warrant to Arrow and FEEB issued the Exchangeable Note to Arrow for $10 million in cash, of which $2 million was to be set aside to be used exclusively to satisfy FEEB's existing exploration and development commitments in connection with the Qinnan PSC.  This restricted portion of the proceeds was recorded as restricted cash on the consolidated balance sheet. During the period from the formation of the strategic alliance to the end of the third quarter, we used approximately $0.9 million of the $2 million for exploration expenditures related to the Qinnan PSC.  See Note 1 – "Summary of Significant Accounting Policies – Restricted Cash."

The Exchangeable Note has an initial principal amount of $10 million.  If the Chinese government does not approve the Assignment, the Exchangeable Note bears interest at a rate of 8% per annum, beginning on October 16, 2009 and principal and interest is due and payable on the maturity date of March 13, 2011.  Arrow has the right at any time to exchange the Exchangeable Note in whole or in part for shares of common stock at an exchange rate of 21,052.63 shares per $10,000, or $0.475 per share (the "Exchange Rate"), of principal and interest.  If the Chinese government approves the Assignment on or before November 20, 2009, the entire principal amount of the Exchangeable Note will automatically be exchanged for shares of common stock at the Exchange Rate.

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

We applied ASC 815 and ASC 470 in the recording of the transaction with Arrow.  According to ASC 815, the Exchangeable Note and the Warrant were afforded the exemption from derivative accounting treatment as they were not derivative instruments because (i) their conversion features were indexed to the Company's stock, and (ii) the Warrant is and, in the case of the Exchangeable Note, the conversion feature standalone would be classified in stockholders’ equity in the balance sheet.  Pursuant to ASC 470, no portion of the proceeds from the issuance of the Exchangeable Note should be accounted for as attributable to the conversion feature due to the inseparability of the debt and the conversion option.  Also, under ASC 470, the portion of the proceeds from the issuance of the Exchangeable Note which is allocable to the Warrant should be accounted for as paid-in capital.  The allocation should be based on the relative fair values of the two securities at time of issuance.  We determined the fair value of the Warrant using a combination of the Black-Scholes-Merton valuation technique and a Monte Carlo simulation.

The significant assumptions used in the valuation were as follows:

	Black-Scholes -Merton	Monte Carlo Simulation
Volatility	124.60%	110.16%
Risk free interest rate	0.67%	0.83%
Expected dividend yield	-	-
Expected term	0.99 year	1.51 years

Based on the combination of the Black-Scholes-Merton valuation technique and the Monte Carlo simulation, the Warrant was valued at $624,612 at time of issuance.   The amount was recorded as a debt discount to the Exchangeable Note in the liabilities section and as additional paid-in capital in the equity section of the balance sheet.  The debt discount is accreted as interest expense periodically over the term of the Exchangeable Note.  We have recorded an accretion amount of $335,426 from the issuance date to September 30, 2009.

The Company incurred approximately $0.5 million in direct costs in connection with the formation of the strategic alliance.  These direct costs were allocated between the Exchangeable Note and the Warrant in proportion to their respective fair values at time of issuance.  The costs related to the Warrant were recorded as an offset to the value of the Warrant in paid-in capital.  The costs related to the Exchangeable Note were capitalized as deferred financing costs and amortized based on the effective interest method over the term of the Exchangeable Note.  The objective of that method is to arrive at a periodic interest cost which represents a level effective rate over the term of the Exchangeable Note on its face amount reduced by the unamortized discount and expense at the beginning of the period.  The effective interest rate for the Exchangeable Note as calculated is 11.64% per annum.  We have recorded an amortization amount of $249,233 for the period from the issuance date to end of the third quarter of 2009.

4.  Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties include the following (in thousands):

	At September 30, 2009	At December 31, 2008
Unproved leasehold costs	$275	$275
Unevaluated exploratory well costs	32,630	30,562
Unevaluated oil and gas properties	$32,905	$30,837

At September 30, 2009, we had assessed and analyzed our current projects for unevaluated exploratory wells costs that have been capitalized beyond one year, according to FASB ASC Topic 932, Extractive Activities – Oil and Gas ("ASC 932"). We assess these unevaluated exploratory well costs each quarter to determine whether they should remain capitalized or should be charged to earnings. In the event that our assessment indicates that the work program is making sufficient continuing progress toward assessing the reserves, we will continue to capitalize the costs associated with that work program.

Our net changes in unevaluated exploratory well costs in the Shouyang Block for the nine months ended September 30, 2009 are presented below (in thousands):

Nine Months Ended
September 30, 2009

Beginning balance at December 31, 2008	$30,562
Additions to unevaluated exploratory well costs pending the determination of proved reserves	2,068
Reclassifications to wells, facilities,	-
Unevaluated exploratory well costs charged to expense	-
Ending balance at September 30, 2009	$32,630

The following table provides an aging of unevaluated exploratory well costs based on the date the costs were incurred and the number of related projects for which these exploratory well costs in the Shouyang Block have been capitalized for a period greater than one year (in thousands, except project count):

	At September 30, 2009

Unevaluated exploratory well costs that have been capitalized for a period of one year or less	$3,786

Unevaluated exploratory well costs that have been capitalized for a period greater than one year	28,844	(1)
Balance at September 30, 2009	$32,630

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	1

(1)
Costs related to our pilot area exploratory project as of September 30, 2009.  We are making sufficient continuing progress assessing the reserves and the economic and operating viability of the wells by, among other efforts, dedicating project personnel who have the appropriate skills, and funding and executing the necessary operating and evaluation activities.

5.  Other Fixed Assets

Other fixed assets, net include the following (in thousands):

	At September 30, 2009	At December 31, 2008
Other fixed assets	$1,006	$919
Accumulated depreciation	(467)	(373)
Other fixed assets, net	$539	$546

Other fixed assets include leasehold improvements, equipment and furniture.  Depreciation expense for  the three-month periods ended September 30, 2009 and 2008 were $48,000 and $42,000, respectively. Depreciation expense for the nine-month periods ended September 30, 2009 and 2008 was $135,000 and $125,000, respectively.

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

Shanxi Production Sharing Contracts.  Under both the Shouyang and Qinnan PSCs in Shanxi Province (the "Shanxi PSCs"), we bear all exploration costs for discovering and evaluating CBM-bearing areas during the exploration period.    During the third quarter of 2009, the MOC approved a modification agreement to extend the exploration period for the Shouyang PSC to June 30, 2011.   With regard to the Qinnan PSC, CNPC has recently replaced CUCBM as our Chinese partner company.  However, the Chinese government has not yet given CNPC the authority to deal with foreign partners on the Qinnan PSC and other PSCs recently transferred from CUCBM to CNPC.  At this time, CNPC continues to await authority to deal directly with foreign partners for the Qinnan Block.  There can be no assurance that even if CNPC receives such authority to deal directly with foreign partners that CNPC will approve an extension of the exploration period or approve the Farmout Agreement with Arrow. We have had discussions with CNPC regarding the extension of the exploration period, which expired on June 30, 2009.  At CNPC's request, we have provided certain operational and financial information about our Company to assist them in the decision making process.  There can be no assurance that we will be successful in extending the Qinnan PSC.

In addition to bearing all of the exploration costs for each of the PSCs, we must meet certain minimum exploration expenditure and work program requirements.  Minimum exploration expenditure requirements are denominated in the Chinese currency, Renminbi ("RMB"), and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollars and the Chinese RMB.  As of September 30, 2009, the sum of exploration expenditures incurred during the first nine months of 2009 and the excess exploration expenditure amount carried forward from 2008 for the Shouyang PSC exceeded the minimum requirement for the entire year of 2009, which is approximately $2.9 million.  For the Qinnan PSC, we have carried forward from 2008 excess exploration expenditures of $0.2 million and incurred $1.8 million in exploration expenditures during the first nine months of 2009 toward the satisfaction of the 2009 exploration expenditure requirement of $3.4 million.  Under the Shanxi PSCs, we are required to pay certain fees totaling $0.8 million in 2009 which are counted toward the satisfaction of the 2009 minimum exploration expenditure requirements.  These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits.

Yunnan Production Sharing Contract.  Under the Enhong-Laochang PSC in Yunnan Province, we must bear all exploration costs for discovering and evaluating CBM-bearing areas during the current exploration period. During the third quarter of 2009, the MOC approved a modification agreement to extend the exploration period for the Enhong-Laochang PSC to June 30, 2011.

As of September 30, 2009, we have carried forward from 2008 excess exploration expenditures of $0.5 million and incurred $0.7 million during the nine months of 2009 toward the satisfaction of the 2009 exploration expenditure requirement of approximately $1.6 million for the Enhong-Laochang PSC. The minimum exploration expenditure requirement is denominated in the Chinese currency, RMB, and therefore, is subject to fluctuations in the currency exchange rate between the U.S. Dollars and the Chinese RMB. Under the Enhong-Laochang PSC, we are required to pay certain fees totaling $0.4 million in 2009, which are counted toward the satisfaction of the 2009 minimum exploration expenditure requirements. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits.

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

Shares Withheld for Taxes.  During the first six months of 2009, we withheld 13,107 shares of our common stock from the vesting of nonvested shares (also commonly referred to as "restricted stock") granted to employees to satisfy tax withholding obligations of $3,000.  Once withheld, the shares were canceled and removed from the number of outstanding shares.  Accordingly, we reduced our common stock and our additional paid in capital on our consolidated balance sheet by an amount which equaled the fair market value of the withheld shares on the date of withholding and cancellation.  We subsequently remitted the amount withheld to the tax authority.  During the third quarter of 2009, no shares were withheld to satisfy any employee tax obligations.

Outstanding Warrants.  A summary of warrants outstanding as of September 30, 2009 is as follows (in thousands, except exercise price):

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

8.  Share-Based Compensation

We grant nonvested shares of common stock and options to purchase common stock to employees, members of the board of directors and consultants under our shareholder-approved 2005 Stock Incentive Plan (the "2005 Plan").  Grants prior to the adoption of the 2005 Plan and inducement grants associated with hiring of new employees and appointment of new directors are issued outside of the 2005 Plan.  During the first half of 2009, we awarded options to purchase up to 1,686,000 shares of our common stock and 1,190,000 nonvested shares under the 2005 Plan to employees and members of the board of directors, and options to purchase up to 220,000 shares of our common stock and 100,000 nonvested shares outside the 2005 Plan to a new employee and consultants. At the annual general meeting of stockholders of the Company held on July 15, 2009, the Company's stockholders approved an amendment to the 2005 Plan which increased the number of shares of common stock issuable from 7,500,000 shares to 12,500,000 shares and increased the number of shares of common stock that may be granted as restricted stock (nonvested shares), restricted stock units or any other stock-based awards from 2,400,000 to 3,900,000 shares.  Since the amendments were approved, we have not awarded any options to purchase our common stock or any nonvested share or other full-valued stock-based award.  As of September 30, 2009, we had 5,319,000 shares available for awards under the 2005 Plan, of which 1,621,500 shares could be issued as nonvested shares or other full-valued stock-based awards.

We account for share-based compensation expense under FASB ASC Topic 718, Compensation – Stock Compensation ("ASC 718"). We measure the cost of employee and non-employee services received in exchange for stock options and other equity awards based on the grant date fair value of those awards.  We use the Black-Scholes-Merton option pricing model to determine the grant date fair value of options and the closing share price on date of grant to determine the grant date fair value of nonvested shares.  We recognize the compensation expense over the period during which the grantee is required to provide service in exchange for the award.

The compensation expense is included in the Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Exploration Costs	$62	$74	$200	$300
General and Administrative	232	252	702	1,190
	$294	$326	$902	$1,490

The following table summarizes stock option transactions during the nine months ended September 30, 2009 (in thousands, except grant price):

	Options	Weighted Average Grant Price
Outstanding at January 1, 2009	11,321	$1.25
Granted	1,906	0.40
Forfeited	-	-
Expired	(2,681)	1.23
Outstanding at September 30, 2009	10,546	$1.11

Exercisable at September 30, 2009	6,616	$1.41

At September 30, 2009, the weighted average remaining contractual life for the stock options outstanding and exercisable was 5.99 years and 5.02 years, respectively.

The following table summarizes nonvested share transactions during the nine months ended September 30, 2009 (in thousands, except per share data):

	Nonvested Shares	Weighted Average Fair Value Per Share
Outstanding at January 1, 2009	704	$0.70
Granted	1,290	0.28
Vested	(312)	0.69
Withheld for Taxes	(13)	0.69
Outstanding at September 30, 2009	1,669	$0.38

As of September 30, 2009, we had approximately $1.3 million in total unrecognized compensation cost related to share-based compensation, of which $0.4 million was related to nonvested share grants and was recorded in unearned compensation on our consolidated balance sheets.  This cost is expected to be recognized over a weighted average period of 1.70 years at September 30, 2009.  This expected cost does not include the impact of any future share-based compensation awards.

9.  Supplemental Disclosures of Cash Flow Information

Cash paid for interest expense and income taxes for the nine month periods of 2009 and 2008 was zero.  During the first quarter of 2008, we issued 20,000 shares of our common stock as payment of consulting fees, valued at approximately $14,000.  No shares were issued for this purpose after the first quarter of 2008 as the consulting agreement was modified to allow us to pay cash for the consulting services received.

10. Subsequent Events

Subsequent events have been evaluated through October 30, 2009, the date the financial statements were issued. There were no items that would have a material impact to the financial statements presented in this Form 10-Q.

PART 1.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 ("2008 Annual Report"), the financial statements and related notes in this Quarterly Report, the risk factors contained herein and in our 2008 Annual Report, and all of the other information contained elsewhere in this report.  The terms "we," "us," "our" and "our company" refer to Far East Energy Corporation and its subsidiaries, unless the context suggests otherwise. The term "FEEB" refers to Far East Energy (Bermuda), Ltd., a wholly-owned subsidiary, which conducts substantially all of our operations in China.

Overview.  We continued to employ numerous safety precautions to try to ensure the safety of our employees and independent contractors.  We believe that good environmental, social, health and safety performance is an integral part of our business success. We conduct our business with respect and care for our employees, contractors, communities, and the environments in which we operate as well as the applicable laws and regulations concerning the environment, occupational safety and health in the jurisdictions in which we operate.  Our vision is to conduct our business without harm to people and the environment while creating value for our shareholders as well as for China, including the regions and communities within which we operate.  Our commitment to these principles is demonstrated by the fact that we have had no lost-time accidents in the past 4 years-plus and no major environmental incidents.  We have a commitment to being good corporate citizens of China, striving to emphasize and utilize very high levels of Chinese content in personnel, services, and equipment; and we have achieved very high percentages of Chinese content in each category.

During the first quarter of 2009, we successfully initiated a strategic alliance with Arrow Energy International Pte Ltd ("Arrow") (see "Strategic Alliance with Arrow" below).  During the first nine months of 2009, we continued our efforts to explore and develop CBM in Shanxi Province in northern People's Republic of China ("PRC" or "China") and in Yunnan Province in southern PRC.

During the nine months ended September 30, 2009, we incurred exploration expenditures of $5.5 million, of which $2.1 million were capitalized.  Assuming that we obtain approval of the extension of the Qinnan production sharing contract ("PSC") from our Chinese partner company and the Ministry of Commerce ("MOC") of the PRC, and satisfy the other conditions under the Farmout Agreement (as defined below) with Arrow prior to November 20, 2009, then the additional payment of $8 million and reimbursement of certain 2009 Qinnan expenditures incurred by us due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our current minimum exploration expenditures for all three of our PSCs through early 2010.  Management will continue to seek to raise additional capital to continue operations beyond early 2010 and to meet future expenditure requirements necessary to retain our rights under the PSCs.  In the event that the MOC does not approve the Farmout Agreement, we will need to either renegotiate the terms and conditions of our strategic alliance with Arrow or seek additional capital earlier than anticipated to continue operations beyond fourth quarter of 2009.

Management intends to seek to obtain additional funds by various methods, which might include the issuance of equity securities, issuance of debt instruments, continued exercise of warrants issued to investors, obtaining farmout partners and/or the potential sale of property interests, among other alternatives.  The global financial crisis has created liquidity problems for many companies and financial institutions and international capital markets have stagnated, especially in the United States and Europe.  A continuing downturn in these markets could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through the sale of our securities.  During the quarter ended September 30, 2009, we filed a registration statement with the SEC for the offer and sale from time to time up to $75 million of the Company's securities.  The registration statement is not yet effective.  There can be no assurance that we will be able to maintain the effectiveness of the registration statement after the registration statement becomes effective.  While we will continue to seek to raise funds, there can be no assurance that we will be able to enter any transaction or that we will be successful in obtaining funds through debt or equity financing.  Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing stockholders.  Under certain circumstances, the structure of certain transactions may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer, including the Farmout Agreement with Arrow. In addition, the terms and conditions of any potential transaction or of any debt or equity financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements.  There can be no guarantee of future fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs. Management believes that we will continue to be successful in obtaining the funds necessary to continue as a going concern.

If our operating requirements or drilling obligations materially change from those currently planned, we may require more capital than currently anticipated or may be required to raise capital earlier than anticipated.  For example, it is possible that the Ministry of Land and Resources ("MLR"), China United Coalbed Methane Co. Ltd. ("CUCBM") or China National Petroleum Company ("CNPC") could seek to, among other things, modify our operating requirement or drilling obligations which may result in an increase our capital expenditures or accelerate our drilling program.  If we are unable to commit to the expenditures or accelerate our drilling and dewatering efforts it may adversely affect our ability to extend the terms of our PSCs.  Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing stockholders.  If we fail to obtain the necessary funds to complete our exploration activities under our PSCs, and we cannot obtain extensions to the requirements under our PSCs, we would not be able to successfully complete our exploration activities and we may lose rights under our PSCs.

Strategic Alliance with Arrow. On March 13, 2009, we formed a strategic alliance related to our Qinnan Block with Arrow.  In conjunction with the strategic alliance, FEEB and Arrow entered into a Farmout Agreement (the "Farmout Agreement") under which, subject to certain conditions, FEEB will assign to Arrow 75.25% of its rights in the Qinnan PSC in the Shanxi Province (the "Assignment").  The Farmout Agreement conditions the Assignment on, among other things, the receipt of required approvals from the government of the PRC on or prior to November 20, 2009 or such later date as we may agree upon.  The terms of the Farmout Agreement were subsequently amended in early October 2009 to provide, among other things, that requisite approvals from Chinese authorities must be received and other conditions must be satisfied by November 20, 2009 rather than by the original deadline of October 15, 2009 (the "Amendment"). In conjunction with the Amendment, FEEB and Arrow also agreed that interest on the Exchangeable Note would begin to accrue as originally scheduled on October 16, 2009.  Upon satisfaction of the conditions, Arrow will make an initial payment of $8 million to us, and, subject to certain conditions, will fund all exploration costs associated with the Qinnan PSC, up to a maximum of $30 million. In addition, under the Farmout Agreement, if we obtain Chinese governmental approval of an overall development program ("ODP") for the Qinnan area, Arrow will pay FEEB an additional $8 million in cash as a bonus. If the conditions under the Farmout Agreement are not satisfied prior to November 20, 2009, then either party has the right to terminate the agreement by delivering notice of such termination to the other party.  Additionally, on March 13, 2009, (i) we entered into a securities purchase agreement with Arrow ("Securities Purchase Agreement"); (ii) FEEB issued an exchangeable note ("Exchangeable Note"), $10 million principal amount, to Arrow for $10 million in cash, which we received shortly after the note was executed; (iii) we issued a warrant to Arrow for 7,420,000 shares of our common stock, at an exercise price of $1.00 per share ("Warrant"); and (iv) the Company and Arrow entered into a registration rights agreement.  The Company incurred approximately $0.5 million in costs in connection with the formation of the strategic alliance.

Under the Securities Purchase Agreement, the Company issued the Warrant to Arrow and FEEB issued the Exchangeable Note to Arrow for $10 million in cash, of which $2 million was to be set aside to be used exclusively to satisfy FEEB's existing exploration and development commitments in connection with the Qinnan PSC.  This restricted portion of the proceeds was recorded as restricted cash on the balance sheet. During the period from the formation of the strategic alliance to the end of the third quarter, we used approximately $0.9 million of the $2 million for exploration expenditures related to the Qinnan PSC.  See Note 1 – "Summary of Significant Accounting Policies – Restricted Cash."

The Exchangeable Note has an initial principal amount of $10 million and bears interest at a rate of 8% per annum, beginning on October 16, 2009 if the required approvals from the PRC government to effect the Assignment are not received.  Principal and interest is due and payable on the maturity date of March 13, 2011.  Arrow has the right at any time to exchange the Exchangeable Note in whole or in part for shares of common stock at an exchange rate of 21,052.63 shares per $10,000, or $0.475 per share ("the Exchange Rate"), of principal and interest.  However, if certain conditions to the effectiveness of the Assignment are satisfied on or before November 20, 2009, the entire principal amount of the Exchangeable Note will automatically be exchanged for shares of common stock at the Exchange Rate.

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

Shouyang Block, Shanxi Province.   We achieved critical desorption pressure in the Number 15 coal seam in a portion of the 1H Pilot area in the Shouyang block in early second quarter of 2009.  During the third quarter of 2009, gas production in the Number 15 coal seam, although fluctuating daily, continued an overall upward rise.

During the third quarter of 2009, we fracture stimulated four existing wells which had declined in productivity over time. This work was successful in increasing water production from the stimulated wells by approximately 100% and improving wellbore connectivity with the Number 15 coal seam. We believe the improved communication between the wellbore and the formation may result in further increases in water production over time beyond the current 100% increase. If we are able to sustain the increase in water production, it should continue to help reduce reservoir pressure and continue to expand the developing gas saturation in the 1H Pilot Area.

As the Number 15 coal seam gas production appears to be moving in the anticipated direction, we have elected to pursue additional uphole completion opportunities in this 1H Pilot area. If successful, this should allow for cheaper prospecting of the reserve potential in this area without giving up the data gathering needed in the Number 15 coal seam.

Preliminary results indicate that a second coal seam, the Number 9 coal seam, may be capable of gas production in commercial quantities. We recompleted a well in the Number 9 coal seam in the 1H Pilot Area in late June and that well began producing gas from the Number 9 coal seam on July 15, 2009. Production in that well has generally ranged between 20 and 37 thousand cubic feet ("Mcf") per day since late July.     Furthermore, we believe that the drainage of water caused by local mining activity may have liberated significant volumes of gas in the Number 3 coal seam in the 1H Pilot Area of the Shouyang Block. As a result of these developments, during the third quarter of 2009, we recompleted three wells from the Number 15 coal seam to the Number 9 coal seam to verify its production characteristics and potential long term production capacity.  We are awaiting results of these stimulations.  We are currently reentering a well to further test the Number 3 coal seam to assist us in determining whether it is a third productive seam in the 1H Pilot Area.

In early September, gas production in the 1H Pilot Area exceeded 300 Mcf per day.  Although fluctuating daily due to the nature of early stage CBM exploration, which includes periodically taking wells offline for workovers intended to increase production, overall gas production has been increasing since January 1, 2009.

In April 2009, we drilled the P2 parameter well in an area approximately seven kilometers ("km") west of the 1H Pilot Area to test the production characteristics and potential of the area.  The well started producing gas from the Number 15 coal seam within 60 days of being put on production which seemed to indicate high gas saturation in the Number 15 coal seam in this area.  Recently, gas production from the well tripled within a period of 48 hours between October 24 and 26, 2009, rising from 16 to 17 Mcf a day to between 53 and 60 Mcf a day.  Production has continued to increase; however, there can be no assurance that production will continue to increase or sustain current levels of production.  We are encouraged to see gas production after a rather short period of dewatering as well as such an increase in gas production over a short period of time as both may indicate high gas saturation in the Number 15 Coal Seam in this area west of the 1H Pilot Area.  However we intend to continue to collect data and conduct further analysis to determine the potential of this area.

Core analysis of the Number 9 coal seam in this P2 well indicates that the coal seam is almost completely saturated at the well location with a gas content of approximately 450 standard cubic feet per ton ("scf/ton"). The Number 15 coal seam has a gas content of approximately 490 scf/ton and is 75 to 80% gas saturated. A saturated coal seam, such as the #9 coal seam appears to be in this area, contains close to the maximum amount of gas that can exist in the coal based upon the reservoir temperature and pressure. In a saturated condition, the coal seam does not need to be dewatered to begin producing gas. This eliminates much of the delay in the start of gas production that is associated with dewatering.  The recent significant increase in gas production seems to indicate that the Number 15 coal seam is also highly saturated in the area of the P2 well.

In the third quarter, we completed coring of parameter wells P3 and P4.  The P3 and P4 wells are located approximately 7 km and 4 km southwest of the 1H Pilot Area, respectively.   Both wells were cored in the Number 3 and Number 15 coal seams.  The results of the core analysis for the P3 well indicate that the Number 3 coal seam is approximately 1 meter thick, contains a gas content of approximately 520 scf/ton and is approximately 60% saturated.  The Number 15 coal seam is approximately 4 meters thick, has a gas content of approximately 540 scf/ton and is also approximately 60% saturated.  The results of the core analysis for the P4 well indicate that the Number 3 coal seam is approximately 2.4 meter thick, contains a gas content of approximately 520 scf/ton and is approximately 70% saturated. The Number 15 coal seam is approximately 4 meters thick, has a gas content of approximately 730 scf/ton and is approximately 75% saturated.  We anticipate fracture stimulating the P3 and P4 wells in the Number 15 coal seam during the fourth quarter of 2009 and testing these wells for production to determine reservoir parameters and attempt to establish gas production from the Number 15 coal seam.

If we raise sufficient capital, whether through the Arrow transaction or otherwise, we plan to drill an additional 15 to 20 wells on the west side of the field to increase our water withdrawal and to expand the gas saturation area across more of the field.  This effort should have a very positive effect on overall gas production.

Due to the quantity of gas being produced in the field, we have begun discussions with our Chinese partner, CUCBM, regarding a gas marketing agreement that would allow us to jointly market our gas with CUCBM through a gas sales facility. We believe that any initial gas sales facility would be a compressed natural gas ("CNG") facility and would likely have a potential capacity to process between 1 and 3 million cubic feet of gas per day. We plan to begin negotiations for this facility after completing discussions with CUCBM for the marketing agreement and believe we could potentially begin gas sales in the second half of 2010. On October 16, 2009, a letter of intent was signed for the sale of gas produced from the Shouyang block between CUCBM and Shanxi International Energy Co. Ltd. Under the terms of the Shouyang PSC, gas produced by us and CUCBM, is sold by CUCBM on behalf of us. Shanxi International Energy Co. Ltd. intends to transport gas produced from the Shouyang block through a pipeline that it will build directly to the area of Far East's current Shouyang gas production. At this time, we are unable to accurately predict when construction of the pipeline will commerce and the anticipated completion date, although it is currently scheduled to be finished by July 2010.

Our planned gas sales strategy has three phrases. In the first phrase, we plan to sell our initial gas production as CNG. Then, if gas volumes grows to between 5 and 50 million cubic feet per day, together with CUCBM we plan to also begin to sell gas into pipelines within Shanxi Province, and then ultimately, when volumes were too big to be absorbed by the CNG and provincial markets, we would move gas into the large trunklines to Beijing and Shanghai.

Although we believe the results of our exploration activities in the Shanxi Province to date have been favorable, we will need to complete more wells to achieve commercial viability, which will require additional expenditures.

During the third quarter of 2009, the MOC approved modification agreements to extend the exploration period for the Shouyang PSC to June 30, 2011.

Qinnan Block, Shanxi Province. CNPC has recently replaced CUCBM as our Chinese partner company. We are in discussions with CNPC regarding the extension of the exploration period, which expired on June 30, 2009. However, the Chinese government has not yet given CNPC the authority to deal with foreign partners on the Qinnan PSC and other PSCs recently transferred from CUCBM to CNPC. At this time, CNPC continues to await authority to deal directly with foreign partners for the Qinnan Block. There can be no assurance that even if CNPC receives such authority to deal directly with foreign partners that CNPC will approve an extension of the exploration period or approve the Farmout Agreement with Arrow. As a result of the extended process for approval of the extension, until receipt of the extension, the Company plans to limit its expenditures in Qinnan to required expenditures under the Company's contractual obligations in order to conserve resources. At CNPC's request, we have provided certain operational and financial information about our Company to assist them in the decision making process. There can be no assurance that we will be successful in extending the Qinnan PSC. As discussed above, the terms of the Farmout Agreement with Arrow were subsequently amended in early October 2009 to provide, among other things, that requisite approvals from Chinese authorities must be received and other conditions must be satisfied by November 20, 2009 rather than by October 15, 2009.

Future plans with our proposed partner, Arrow, may include an extensive program of test wells for delineation of the coal seam on the east side of the block.  These wells may involve a full array of evaluation techniques including extensive coring operations.  In the future these vertical wells may be put in service as production monitoring wells or targets of intersection from the horizontal well development pattern.  These plans are contingent on receiving all approvals and assignments from the Chinese government concerning PSC extensions and change of operatorship.

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

During the third quarter of 2009, the MOC approved a modification agreement to extend the exploration period for the Yunnan PSC to June 30, 2011.

Production Sharing Contracts.  Our operations in the Shouyang and Qinnan Blocks in Shanxi Province and the Enhong-Laochang area of Yunnan Province are conducted under three separate PSCs.  The two Shanxi PSCs and the Yunnan PSC will expire on July 1, 2032 and January 1, 2033, respectively, subject to the existence of commercially productive reserves and unless extended or otherwise amended.   The three PSCs are divided into three periods: exploration, development and production.  All three PSCs are in the exploration period, although the exploration period of the Qinnan PSC expired on June 30, 2009, and is the subject of the extension request discussed elsewhere herein.  Currently, we bear all exploration costs for discovering and evaluating CBM-bearing areas during the exploration period.  During the third quarter of 2009, the MOC approved modification agreements to extend the exploration periods for the Shouyang PSC and the Yunnan PSC to June 30, 2011. CUCBM is our Chinese partner company in these PSCs and has the right to participate in up to 30% of the interest in the Shouyang PSC and up to 40% of the interest in the Yunnan PSC.  The exploration period of the Qinnan PSC expired on June 30, 2009. CNPC has recently replaced CUCBM as our Chinese partner company for the Qinnan PSC. We are continuing to pursue an extension of the exploration period of the Qinnan PSC. It is possible that CNPC might elect to issue a new PSC, which could be on less favorable terms than those in the current PSC. At CNPC's request, we have provided certain operational and financial information about our Company to assist them in the decision making process. There can be no assurance that we will be successful in extending the exploration period of the Qinnan PSC or that a new PSC will be granted. Additionally, in connection with obtaining this extension or a new PSC, we may be required to commit to certain expenditures or to modify the terms or respective ownership interests and/or acreage in the PSC.  If we are unable to raise sufficient funds to commit to these expenditures, it may adversely affect our ability to extend the PSC.

During the exploration period, all expenditures are funded by us.  Expenditures in the development and production periods are funded in proportion to the respective participating share of the participants in the PSC.  If we satisfy the conditions to the Farmout Agreement, including obtaining approval from our Chinese partners and the MOC, and successfully assign 75.25% of our participating interest in the Qinnan PSC to Arrow, Arrow will make an initial payment of $8 million to us, become the operator under the Qinnan PSC, and, subject to certain conditions, will fund all exploration costs associated with the Qinnan PSC up to a maximum of $30 million.  If the conditions to the Farmout Agreement are not satisfied prior to November 20, 2009, then either party has the right to terminate the Farmout Agreement by delivering notice of such termination to the other party.  Assuming that the Farmout Agreement conditions are met, after

Arrow reaches such $30 million cap, FEEB and Arrow will share further Qinnan development costs and any future revenues in proportion to the participating interests in the Qinnan PSC, provided that FEEB may, in its discretion, instead elect to assign all of its interest in the Qinnan PSC to Arrow subject to retaining a 2% overriding royalty interest.  In addition, under the Farmout Agreement, if we obtain Chinese governmental approval of an ODP for the Qinnan area, Arrow will pay FEEB an additional $8 million in cash as a bonus, and FEEB will have the option to assign all of its interest in the Qinnan PSC to Arrow, while retaining a 5% overriding royalty interest.  Qualified project costs incurred under the PSCs by us can be recovered from the value of the first 75% of gross production of CBM for the two Shanxi Province PSCs and 70% of gross production of CBM for the Yunnan PSC.  Participants will pay their proportionate share of the value added tax and State royalty according to the relevant government regulations. In addition, with respect to the Shouyang and Qinnan PSCs, our company must pay ConocoPhillips, Inc. a 3.5% royalty on production.

Results of Operations

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008 (in thousands):

The table below sets out components of total exploration and lease operating expenditures (in thousands):

	Three months ended
	September 30,
	2009	2008
Additions to Unevaluated
Oil and Gas Properties (capitalized)
- Shanxi Province	$569	$3,715
Exploration Costs (expensed)	993	2,297
Lease Operating Expenditures (expensed)	446	521
Total Exploration and Operating Expenditures	$2,008	$6,533

The costs of drilling exploratory wells are capitalized on the Consolidated Balance Sheets as Additions to Unevaluated Oil and Gas Properties pending determination of whether they have discovered proved commercial reserves.  If it is determined that no proved commercial reserves are discovered, the related capitalized costs will be expensed on the Consolidated Statements of Operations.   Other exploration and lease operating expenditures are charged to expense as incurred.

The table below sets out the operating expenses in the Consolidated Statements of Operations (in thousands):

	Three months ended
	September 30,
	2009	2008
Exploration costs	993	2,297
Lease operating expense	446	521
General and Administrative	1,904	1,551
Total	$3,343	$4,369

The table below sets out components of exploration costs for the three months ended September 30, 2009 and September 30, 2008 (in thousands):

	Three months ended September 30,
	2009	2008
Technical personnel compensation	$180	$160
Contract drilling & related expenses	813	2,137
Total	$993	$2,297

Exploration costs for the three months ended September 30, 2009 decreased $1.3 million due primarily to a higher contract drilling and related expenses for the three months ended September 30, 2008 related to the Yunnan PSC of $0.7 million and the Qinnan PSC of $0.5 million.  Under the Farmout Agreement with Arrow, Arrow will reimburse us for a majority of our exploration costs incurred in the Qinnan Block between March 13, 2009 and the first day it becomes the operator of the block. The Farmout Agreement is contingent upon the approval by the PRC government.  Subject to the satisfaction of certain conditions in the Farmout Agreement, the estimated exploration costs incurred this quarter to be reimbursed by Arrow totaled $265,000.

The table below sets out components of lease operating expense ("LOE") for the three-month periods ended September 30, 2009 and 2008 (in thousands):

	Three months ended September 30,
	2009	2008
Workovers	$76	$122
Pumping Related Costs	349	324
Supervision	21	75
Total	$446	$521

LOE for the three months ended September 30, 2009 was comprised of costs pertaining to the dewatering efforts of 25 wells in the Shouyang Block and two wells in the Qinnan Block, which are both located in Shanxi Province.  Both blocks presently have sustained low rates of small gas production. To date, the production is not at commercial levels and the data obtained is not sufficient to project when or if the wells will achieve commercial gas production rates and what those rates may be.  LOE for the three months ended September 30, 2009 was not materially different compared to those expenses in the same period a year ago. Subject to certain conditions under the Farmout Agreement with Arrow, the estimated LOE incurred this quarter in the Qinnan Block to be reimbursed by Arrow totaled $54,000.

General and administrative ("G&A") expenses for the three months ended September 30, 2009 increased $0.4 million due primarily to increases in legal fees of $0.1 million, in payroll expense of $0.1 million, in professional services of $0.1 million and in investor relations of $0.1 million. Subject to certain conditions under the Farmout Agreement with Arrow, the estimated G&A incurred this quarter in the Qinnan Block to be reimbursed by Arrow totaled $130,000.

Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008 (in thousands):

The table below sets out components of total exploration and lease operating expenditures (in thousands):

	Nine months ended
	September 30,
	2009	2008
Additions to Unevaluated
Oil and Gas Properties (capitalized)
- Shanxi Province	$2,068	$6,859
Exploration Costs (expensed)	3,446	4,820	(1)
Lease Operating Expenditures (expensed)	1,384	2,247
Total Exploration and Operating Expenditures	$6,898	$13,926

(1) Amount shown is different from that in the Consolidated Statements of Operations as the amount is net of prior year unevaluated exploratory well costs charged to expense of $1,415,000.

The table below sets out the operating expenses in the Consolidated Statements of Operations (in thousands):

	Nine months ended September 30,
	2009	2008
Exploration costs	$3,446	$6,235
Lease operating expense	1,384	2,247
General and Administrative	5,128	5,282
Total	$9,958	$13,764

The table below sets out components of exploration costs for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine months ended September 30,
	2009	2008
Capitalized well costs charged to expense	$-	$1,415
Seismic data acquisition	-	84
Technical personnel compensation	479	576
Contract drilling & related expenses	2,967	4,160
Total	$3,446	$6,235

During the nine months ended September 30, 2009, exploration costs decreased $2.8 million as compared to the nine months ended September 30, 2008 due primarily to a charge in the first quarter of 2008 of $1.4 million of costs previously capitalized in prior periods and higher contract drilling and related expenses for the nine months ended September 30, 2008 of $1.2 million.  Under the Farmout Agreement with Arrow, Arrow will reimburse us for a majority of our exploration costs incurred in the Qinnan Block between March 13, 2009 and the first day they become the operator of the block, which is contingent upon the approval by the PRC government.  As of September 30, 2009, subject to the satisfaction of certain conditions in the Farmout Agreement, the estimated exploration costs to be reimbursed by Arrow totaled $607,000.

The table below sets out components of LOE for the nine month periods ended September 30, 2009 and 2008 (in thousands):

	Nine months ended September 30,
	2009	2008
Workovers	$219	$1,174
Pumping Related Costs	978	784
Supervision	187	289
Total	$1,384	$2,247

LOE for the nine months ended September 30, 2009 was comprised of costs pertaining to the dewatering efforts in the Shouyang and Qinnan Blocks in Shanxi Province, which presently have sustained low rates of small gas production. To date, the production is not at commercial levels and the data obtained is not sufficient to project when or if the wells will achieve commercial gas production rates and what those rates may be.  LOE for the nine months ended September 30, 2009 decreased primarily due to a decrease in workovers of $1.0 million, partially offset by increase in pumping related costs of $0.2 million as a result of dewatering efforts associated with the increased number of productive wellbores. As of September 30, 2009 27 wells were being dewatered: 8 horizontal wells, 6 deviated wells and 13 vertical wells. As of September 30, 2008 20 wells were being dewatered: 6 horizontal wells, 2 deviated wells and 12 vertical wells. Subject to certain conditions under the Farmout Agreement with Arrow, the estimated LOE incurred in the Qinnan Block to be reimbursed by Arrow totaled $101,000.

G&A expenses for the nine months ended September 30, 2009 decreased $0.2 million due primarily to a decreases of $0.5 million in share-based compensation, partially offset by an increase in legal fees of $0.3 million. Subject to certain conditions under the Farmout Agreement with Arrow, the estimated portion of total expenditures incurred in the Qinnan Block to be reimbursed by Arrow that are attributable to G&A totaled $264,000.

Capital Resources and Liquidity. Prior to 2009, we funded our exploration and development activities primarily through the sale and issuance of common stock.  On March 13, 2009, we formed a strategic alliance related to our Qinnan Block with Arrow.  In conjunction with the formation of the alliance, we issued the Exchangeable Note, $10 million principal amount, to Arrow for $10 million in cash.  For additional information on the strategic alliance, see "Overview – Strategic Alliance with Arrow" above.  Assuming that we obtain approval from our Chinese partner company and the Ministry of Commerce of the PRC ("MOC"), and satisfy the other conditions under the Farmout Agreement with Arrow prior to November 20, 2009, then the additional payment of $8 million and reimbursement of certain 2009 Qinnan expenditures incurred by us due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our current minimum exploration expenditures for all three of our PSCs through early 2010.  Management will continue to seek to raise additional capital to continue operations beyond early 2010 and to meet future expenditure requirements necessary to retain our rights under the PSCs.  In the event that the CNPC or MOC does not approve the Farmout Agreement, we will need to either renegotiate the terms and conditions of our strategic alliance with Arrow or seek additional capital earlier than anticipated to continue operations beyond fourth quarter of 2009.

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

A continuing downturn in these markets could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through the sale of our securities.  During the quarter ended September 30, 2009, we filed a registration statement with the SEC for the offer and sale from time to time up to $75 million of the Company's securities.  The registration statement is not yet effective.  There can be no assurance that we will be able to maintain the effectiveness of the registration statement after the registration statement becomes effective.  While we will continue to seek to raise funds, there can be no assurance that we will be able to enter any transaction or that we will be successful in obtaining funds through debt or equity financing.  Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing stockholders. Under certain circumstances, the structure of certain transactions may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer, including the Farmout Agreement with Arrow. In addition, the terms and conditions of any potential transaction or of any debt or equity financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements.  There can be no guarantee of future fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs. Management believes that we will continue to be successful in obtaining the funds necessary to continue as a going concern.

If our operating requirements or drilling obligations materially change from those currently planned, we may require more capital than currently anticipated or may be required to raise capital earlier than anticipated.  For example, it is possible that the MLR, CUCBM or CNPC could seek to, among other things, modify our operating requirement or drilling obligations which may result in an increase our capital expenditures or accelerate our drilling program.  If we are unable to commit to the expenditures or accelerate our drilling and dewatering efforts it may adversely affect our ability to extend the terms of our PSCs.  Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing stockholders.  If we fail to obtain the necessary funds to complete our exploration activities under our PSCs, and we cannot obtain extensions to the requirements under our PSCs, we would not be able to successfully complete our exploration activities and we may lose rights under our PSCs.

As of September 30, 2009, we had unevaluated exploratory well costs totaling $32.6 million, of which $28.8 million have been capitalized for a period greater than one year.  Such costs, which relate to the Shouyang Block in Shanxi Province, were initially capitalized under successful efforts accounting, pending a determination of whether sufficient quantities of economically recoverable proved reserves are found.  None of the exploratory well costs related to the Qinnan and Yunnan PSCs were capitalized. We make periodic assessments of whether these costs qualify for continuing capitalization, based on whether we are making sufficient progress in assessing the reserves and determining the economic and operating viability of the project, as more fully discussed in Note 4 to the Consolidated Financial Statements – Unevaluated Oil and Gas Properties.

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

Our capital resources and planning can be impacted by fluctuations in the U.S. Dollar and Chinese RMB exchange rate as well as inflation in these countries.  For further discussion of these risks, see Item 3- Quantitative and Qualitative Disclosures About Market Risk.

Cash Flows.  As of September 30, 2009, our balance in cash and cash equivalents was $4.7 million, a decrease of $3.2 million from the balance of $7.9 million as of December 31, 2008, primarily as a result of a cash inflow of $10 million related to the strategic alliance with Arrow and cash outflows related to field operations of approximately $6.4 million, an increase in restricted cash related to the strategic alliance with Arrow of $2.0 million, G&A expenditures of approximately $4.3 million and costs associated with the strategic alliance with Arrow of approximately $0.5 million.  During the period from the formation of the strategic alliance with Arrow to the end of the second quarter, we used approximately $0.9 million of the $2 million restricted cash for exploration expenditures related to the Qinnan Block.  As of September 30, 2009, our balance in restricted cash was $1.1 million.

Cash used in operating activities for the nine months ended September 30, 2009 was $8.4 million as compared to cash used in operating activities for the same period in 2008 of $9.1 million.  The decrease in cash used in operating activities of $0.7 million was due primarily to a decrease in contract drilling and related expenses of $1.2 million and decrease in workover costs of $1 million, partially offset by an unfavorable change in working capital of $1 million.

Cash used in investing activities for the nine months ended September 30, 2009 was $2.3 million as compared to $5.9 million for the same period in 2008.  The decrease was primarily due to a decrease in additions to unevaluated oil and gas properties of $3.6 million.

Cash provided by financing activities for the nine months ended September 30, 2009 was $7.5 million as a result of the $10 million in proceeds from the issuance of the Exchangeable Note, partially offset by a restricted cash classification of $2 million out of the Exchangeable Note proceeds under the Securities Purchase Agreement and the total financing costs of $0.5 million.  Cash provided by financing activities for the nine months ended September 30, 2008 was $11.8 million, which were proceeds from the sale of 24 million shares of our common stock and warrants to the purchase of up to 8.4 million shares of our common stock.
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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Actual results could differ materially from those projected in such forward-looking statements. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include: the gas produced at our wells may not increase to commercially viable quantities or may decrease; certain of the proposed transactions with Arrow may not close on a timely basis or at all, including due to a failure to satisfy closing conditions or otherwise; the anticipated benefits to us of the transactions with Arrow may not be realized; the final amounts received by us from Arrow may be different than anticipated; the MOC may not approve the extension of the Qinnan PSC on a timely basis or at all; our Chinese partner companies or the MOC may require certain changes to the terms and conditions of our PSC in conjunction with their approval of any extension of the Qinnan PSC; our lack of operating history; limited and potentially inadequate management of our cash resources; risk and uncertainties associated with exploration, development and production of CBM; expropriation and other risks associated with foreign operations; disruptions in capital markets effecting fundraising; matters affecting the energy industry generally; lack of availability of oil and gas field goods and services; environmental risks; drilling and production risks; changes in laws or regulations affecting our operations, as well as other risks described in our 2008 Annual Report and subsequent filings with the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in Chinese RMB and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. Prior to July 2005, the exchange rate between U.S. Dollars and Chinese RMB was fixed, and, consequently, we experienced no fluctuations in the value of goods and services we purchased in China because of currency exchange.  In July 2005, the Chinese government began to permit the Chinese RMB to float against the U.S. Dollar.  All of our costs to operate our Chinese offices are paid in Chinese RMB.  Our exploration costs in China may be incurred under contracts denominated in Chinese RMB or U.S. Dollars.  During the quarter ending September 30, 2009, the U.S. Dollar ($) to Chinese RMB (¥) remained steady at an exchange rate of about $1 to ¥6.84.  If the Chinese RMB appreciates with respect to the U.S. Dollar, our costs in China may increase.  To date we have not engaged in hedging activities to hedge our foreign currency exposure.  In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.

Although inflation has not materially impacted our operations in the recent past, increased inflation in China or the U.S. could have a negative impact on our operating and general and administrative expenses, as these costs could increase.  In the last couple of years, we have increased our use of Chinese suppliers, including drilling contractors that are paid in RMB.  In 2008, China experienced inflationary pressures, which increased our costs associated with our operations in China.  However, during the first nine months of 2009, China has not experienced any significant inflation.  In the future, inflation in China may result in higher minimum expenditure requirements under our PSCs if CUCBM adjusts these requirements for inflation.  The actual inflationary impact on the company may also be exacerbated by the increasing demand for goods and services in the oil and gas industry.  A material increase in these costs as a result could adversely affect our operations and, if there are material changes in our costs, we may seek to obtain additional funds earlier than anticipated.

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
0B

PART II  OTHER INFORMATION

FAR EAST ENERGY CORPORATION

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

We must obtain additional financing in order to continue our operations.

We are not able to accurately predict when we will recognize meaningful revenues. We expect to experience operating losses and negative cash flow for the foreseeable future. On March 13, 2009, we formed a strategic alliance related to our Qinnan Block with Arrow. Assuming that we obtain approval from our Chinese partner company and the MOC, and satisfy the other conditions under the Farmout Agreement with Arrow prior to November 20, 2009, then the additional payment due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our current minimum exploration expenditures for all three of our PSCs through early 2010. However there can be no assurance that the Chinese authorities will provide the approvals necessary for the Farmout Agreement with Arrow.   Management will continue to seek to raise additional capital to continue operations and to meet future expenditure requirements necessary to retain our rights under the PSCs. Management intends to seek to obtain funds to continue operations by entering into a strategic relationship or transaction, such as a joint venture, farmout, merger or acquisition, and/or obtaining debt or equity financing. The global financial crisis has created liquidity problems for many companies and financial institutions and international capital markets have stagnated, especially in the United States and Europe. A continuing downturn in these markets could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through the sale of our securities. The ongoing crisis has created a difficult environment in which to negotiate and consummate a transaction. While we will continue to seek to raise funds, there can be no assurance that we will be able to enter any strategic relationship or transaction or that we will be successful in obtaining funds through debt or equity financing. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult or impossible. In particular, any transfer of our rights under any PSC will require the approval of our Chinese partner company. There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt or equity financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements or the consideration that may be paid with respect to any offering of securities.

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

If our operating requirements or drilling obligations materially change from those currently planned, we may require more capital than currently anticipated or may be required to raise capital earlier than anticipated. For example, it is possible that the Ministry of Land and Resources (“MLR”) or our Chinese partner company could seek to, among other things, increase our capital expenditures or accelerate our drilling program. If we are unable to commit to the expenditures or accelerate our drilling and dewatering efforts it may adversely affect our ability to extend the terms of our PSCs. Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing stockholders. If we fail to obtain the necessary funds to complete our exploration activities under our production sharing contracts, and we cannot obtain extensions to the requirements under our production sharing contracts, we would not be able to successfully complete our exploration activities and we may lose rights under our production sharing contracts.

We must obtain extensions for our PSCs to continue our operations in China.

We have commenced the extension application process for each of our PSCs. The Ministry of Commerce (the “MOC”) has approved modification agreements to extend the exploration periods for the Shouyang area of Shanxi Province and the Enhong and Laochang areas of Yunnan Province to June 30, 2011. The exploration period of the Qinnan PSC in Shanxi Province expired on June 30, 2009. With regard to the Qinnan PSC, China National Petroleum Company (“CNPC”) has recently replaced China United Coalbed Methane Co. Ltd. (“CUCBM”) as our Chinese partner company for the PSC.  However, the Chinese government has not yet given CNPC the authority to deal with foreign partners on the Qinnan PSC and other PSCs recently transferred from CUCBM to CNPC.  At this time, CNPC continues to await authority to deal directly with foreign partners for the Qinnan Block.  There can be no assurance that even if CNPC receives such authority to deal directly with foreign partners that CNPC will approve an extension of the exploration period or approve the Farmout Agreement with Arrow. We are continuing to pursue an extension of the exploration period of the Qinnan PSC. It is possible that our Chinese partner company might elect to issue a new PSC, which could be on less favorable terms than those in the current PSC. At CNPC’s request, we have provided certain operational and financial information about our Company to assist them in the decision making process.  There can be no assurance that we will be successful in extending the exploration period of the Qinnan PSC or that a new PSC will be granted. Additionally, in connection with obtaining this extension or a new PSC, we may be required to commit to certain expenditures or to modify the terms or respective ownership interests and/or acreage in the applicable PSC. However, if we are unable to raise sufficient funds to commit to these expenditures, it may adversely affect our ability to extend any or all of our PSCs in the future.

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

The marketability of any production will depend, in part, upon the availability, proximity and capacity of pipelines, gas gathering systems and processing facilities. We may transport our CBM through pipelines or by compressing or liquefying the CBM for transportation. We have begun discussions with CUCBM regarding a gas marketing agreement. It is anticipated that the marketing facility would allow us to jointly market our gas with CUCBM through a gas sales facility.

Currently, two pipelines traverse China in proximity to our Shanxi Province projects. A pipeline company is currently constructing an intra-provincial pipeline network in Shanxi Province. One branch of that network is currently planned to be constructed across or directly adjacent to our current area of drilling in the northern portion of the Shouyang Block. The pipeline company has expressed interest in transporting our gas if we achieve commercial levels of production; however, commercial negotiations must be undertaken in conjunction with CUCBM or CNPC and have not yet commenced. No compressed natural gas (“CNG”) facility, liquefied natural gas (“LNG”) plant or other off-take vehicle currently exists near our Shanxi Province projects. We have had discussions with entities engaged in the business of acquiring, transporting and selling CNG and interest has been expressed in purchasing gas from our Shouyang project. If we achieve desired levels of production, we will consider building a CNG facility and in conjunction with our Chinese partner company, we may enter into formal commercial negotiations with one or more of the above mentioned entities. Pipelines may need to be built on those projects to connect to larger pipelines to transport any CBM that may be produced from those projects. We estimate the initial cost for these connecting pipelines and compression facilities may be in the range of $10 million to $20 million or more. If CUCBM elects a 30% participating interest in our Shanxi Province project, our net costs would be reduced accordingly. There is no assurance that any of the existing pipelines we might desire to connect to in the future will have sufficient capacity available to meet our requirements or the costs of using such pipelines would be economical. Additionally, there is no assurance that we will be able to use the existing pipeline on terms acceptable to us or at all, as the PRC does not require open access to pipeline infrastructure be allowed.

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

Compressed Natural Gas. If we have initial commercial production of CBM from our Shanxi Province projects, then, prior to the point at which production reaches pipeline quantities, we could potentially begin to market the CBM produced to local markets as CNG. CNG is an alternative to the construction of a pipeline or LNG facility and is especially appropriate for early stage gas production where gas volumes are lower. We may determine to pursue CNG facilities in order to earn revenues from any early production of CBM. We believe that any initial gas sales facility would be a CNG facility and would likely have a potential capacity to process 1 to 3 million cubic feet of gas per day. If constructed by Far East, we estimate that this alternative would cost approximately $500,000 to $1.5 million or more for a CNG facility which would be capable of processing 1-3 million cubic feet (“MMcf”) of natural gas per day. Such CNG facility might also be constructed by a local distribution company ("LDC") that wishes to purchase our gas, with the CNG facility being built at the LDC's expense.

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

We do not currently have funds to build any of these facilities or contract for these services. Our success will depend on our ability to raise additional funds through financings or other means or to find a strategic partner to complete these facilities.

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

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 37 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Date:  October 30, 2009

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

10.28*
Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, which was filed on August 10, 2009, and incorporated herein by reference).

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

10.67
Modification Agreement for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Shouyang Area in Shanxi Province, Qinshui Basin, The People’s Republic of China (filed as Exhibit 10.1 to the Company’s Current Report on From 8-K filed on August 27, 2009, and incorporated herein by reference).

10.68
Modification Agreement for Production Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang Area, Yunnan Province, The People’s Republic of China (filed as Exhibit 10.2 to the Company’s Current Report on From 8-K filed on August 27, 2009, and incorporated herein by reference).

10.69
Agreement, dated October 6, 2009, between Far East Energy (Bermuda), Ltd. And Arrow Energy International Ltd (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 7, 2009, and incorporated herein by reference.)

10.70*†	Release of Claims, dated October 6, 2009, by and among the Company, Far East Energy (Bermuda), Ltd.
31.1 †	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 †	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
32.2 †	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.

____________
* Management contract or compensatory plan arrangement.
† Filed herewith