Form 10-K
period 2009-12-31
FAR EAST ENERGY CORP
filed 2010-03-15
CIK 1124024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☐         Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☑

The aggregate market value of the voting common stock, par value $0.001 per share, held by non-affiliates of the registrant was approximately $49,963,000 as of June 30, 2009 (based on $0.39 per share, the last price of the common stock as reported on the OTC Bulletin Board on such date). For purposes of the foregoing calculation only, all directors, executive officers and 10% beneficial owners have been deemed affiliates.

The number of shares of common stock, par value $0.001 per share, outstanding as of March 12, 2010 was 185,463,128.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2010 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

FAR EAST ENERGY CORPORATION

i

PART I

ITEM 1. BUSINESS

General

We were incorporated in Nevada on February 4, 2000. In January 2002, we renamed our company Far East Energy Corporation and changed our focus to exploring, developing, producing and selling coalbed methane gas ("CBM"). Throughout this Annual Report on Form 10-K, the terms "Far East Energy," "Far East," "we," "the Company," "us," "our" and "our company" refer to Far East Energy Corporation and its subsidiaries.  References to "China" and "PRC" are references to the People's Republic of China.  Today, the operations of our company and its subsidiaries concentrate on CBM exploration and development in the Shanxi Province in northern China and Yunnan Province in southern China. Our goal is to become a recognized leader in CBM property acquisition, exploration, development and production. Our principal headquarters office is located at 363 North Sam Houston Parkway East, Suite 380, Houston, Texas 77060. Our main office in China is located in Beijing and we also maintain satellite offices in Taiyuan City and Kunming.

Far East Energy believes that good environmental, social, health and safety performance is an integral part of our business success. We conduct our business with respect and care for our employees, contractors, communities, and the environments in which we operate.  Our vision is zero harm to people and the environment while creating value for our shareholders as well as for China, including the regions and communities within which we operate.  Our commitment to these principles is demonstrated by the fact that we have had no lost-time accidents in over 4.5 years and no major environmental incidents.  We have a commitment to being good corporate citizens of China, striving to emphasize and utilize very high levels of Chinese content in personnel, services, and equipment; and we have achieved very high percentages of Chinese content in each category.

We are a development stage company, and our activities include principally drilling, testing, completing and dewatering of exploratory CBM wells, preparing for possible gas sales in the future and organizational activities. We are party to three production sharing contracts ("PSCs") which cover the 485,000-acre Shouyang Block in Shanxi Province (the "Shouyang PSC"), the 573,000-acre Qinnan Block in Shanxi Province (the "Qinnan PSC"), and the Enhong and Laochang areas, which total 265,000 acres, in Yunnan Province (the "Yunnan PSC").  We believe our total net acreage in these PSCs makes us one of the biggest holders of CBM acreage in China.

In March of 2009, we formed a strategic alliance related to our Qinnan Block with Arrow Energy International Pte Ltd ("Arrow"), the Singapore-based subsidiary of Arrow Energy Limited, a large Australian CBM producer.  For additional information on the strategic alliance, see "Strategic Alliance with Arrow" below.  China National Petroleum Company ("CNPC") has replaced China United Coalbed Methane Co. Ltd. ("CUCBM") as our Chinese partner company in the Qinnan PSC.  We are in discussions with CNPC regarding the extension of the exploration period, which expired on June 30, 2009.  For many months CNPC has been awaiting authorization from the Chinese government allowing it to deal with foreign partners on CBM projects. On March 7, 2010, several major news outlets reported that CNPC stated that it has been authorized to jointly develop coalbed methane projects with foreign partners, but we have not yet obtained official confirmation of this.  There can be no assurance that CNPC will approve an extension of the exploration period or approve the Farmout Agreement with Arrow.

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

Coalbed Methane Gas and Attributes of Coalbed Methane Resources

Coalbed methane gas is a type of natural gas found in coal seams of various types of coal. As coal is formed, large quantities of natural gas are generated and adsorbed on the internal surface area of the coal.  CBM exploration and production involves drilling into a known coal deposit and extracting the natural gas that is contained in the coal. A coal seam is often saturated with water, with methane gas being held in the coal by water pressure. To produce CBM from coalbeds, water must first be pumped from the seam in order to reduce the water pressure that holds the gas in the seam. This process is called dewatering. When the water pressure is reduced, the gas adsorbed on the coal is released and diffuses through the fractures, or cleats, contained in the coal seam. Gas flows to the well bore through the cleat system as well as any of the other cracks, crevices and fractures found in the coalbed. Dewatering volumes decrease as peak CBM production is reached.

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

Coal Ranking.  Methane gas is contained in all ranks of coal. The most CBM is contained in the highest rank coal, which is called anthracite. Unfortunately, anthracite has very low permeability. Semi-anthracite coal typically has lower quantities of CBM than anthracite coal, but may contain significant cleats as well, making it more permeable. The coalbeds found in our Shanxi Province project are semi-anthracite coal that have a favorable cleat structure, which should have a favorable impact on permeability.

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

Our business strategy is to explore, develop, produce and sell CBM in China. China is currently the world's second largest user of petroleum and one of the largest importers of oil and, to a lesser extent, gas, in the world. China's energy needs have grown rapidly in the past 20 years, fueled in part by the tremendous economic growth during that period. The growth in demand for energy in China is projected to outpace the rest of the world over the next decade. As a result of China's increasing energy needs, the Chinese government has, in recent years, focused great attention on the development of energy sources, including CBM.  The Eleventh Five-Year Plan addressed CBM development and these elements were adopted by the National Development and Reform Commission (the "NDRC") in July 2006. The NDRC is a Chinese commission responsible for the development and strategic upgrade of key industries in China, including the CBM industry. The plan outlines the goal to more than double CBM extraction by 2010, from 0.4 billion cubic feet per day ("Bcfd") in 2006 to 1.0 Bcfd in 2010.  A separate directive specifies safety and extraction regulations alongside favorable incentive policies for CBM development. The overall goal of this plan is to foster a surge in CBM industrialization.  As part of its plan to increase CBM production, the State Council of the PRC, the chief administrative body of the PRC, created CUCBM in 1996. The State Council granted CUCBM rights to contract with foreign corporations for the exploration, development and production of CBM in China.  In mid 2008, one of the major stakeholders of CUCBM, China National Petroleum Company ("CNPC"), expressed a desire to contract directly with foreign corporations to work on CBM projects instead of working through CUCBM, allowing these foreign entities to tap into CNPC’s operational expertise, financial strength, and several existing pipelines and reserve blocks. In addition, the Chinese government has provided incentives to stimulate the development of CBM, including exempting CBM development from import duties and import-related duties (Encouraged and Restricted B of the Guidance Catalog of Industries for Foreign Investments, specific measures executed in accordance with No. 1602 Document issued by the State Administration of Customs in 1997) and reducing value-added tax ("VAT") for CBM projects with foreign companies to 5% compared to 13% to 17% VAT for conventional gas companies (The Notice of the Interim Regulations Concerning the Value-Added Tax, Consumption Tax and Sales Tax Applied to Foreign Investment Enterprise and Foreign Enterprise (February 22, 1994, Item 3)).  For more information on the laws, regulations and regulatory bodies that affect our business, see "Regulations Impacting Our Business" below.

Drilling and Hydraulic Fracturing Technologies

Vertical, deviated and horizontal drilling technologies have yielded successful results in CBM applications. We are currently leveraging all three technologies in our CBM production in China. Which of these drilling technologies or combination thereof will yield optimal results as we explore and develop our blocks is not yet clear. Vertical wells are the cheapest and most straightforward wells to drill and complete, but each well requires a dedicated surface location. A horizontal well potentially allows a well bore to be in contact with hundreds or thousands of feet of coal because the drill bit, when it hits the coal seam, is redirected from a downward angle to a horizontal plane and tracks along the same plane as the coalbed, thereby exposing more coal to the wellbore.  This greater exposure of the coalface achieved by horizontal drilling generally allows for greater CBM production on a daily basis than can be achieved with conventional vertical drilling and completion techniques. Although horizontal wells are more costly and technically challenging than vertical and deviated wells because of wellbore stability and pumping difficulties, they offer greater potential in reduced surface facilities and increased production rates.  Deviated wells are used to access downhole locations that are not accessible with a vertical wellbore.  Deviated wells are slightly more expensive and complicated to drill and complete than vertical wells.  However they are drilled from an existing well pad and location.  Utilizing an existing well location allows more than one well to be drilled from the same pad, consequently reducing land and pad construction costs, as well as reducing environmental impact.  Beginning the second half of 2008, we have applied the deviated drilling technology and drilled with success in our Shouyang Block.

Hydraulic fracturing technology has been utilized in CBM exploration and development for many years.  The technique fractures a formation by pumping fluid, usually water in CBM stimulation, into the formation at a high enough pressure to open the formation to allow a proppant, such as sand, to be pumped into the formation.  This act of opening the formation and pumping in a propping agent allows better communication between the wellbore and the formation.  This is often necessary in formations where permeability around the wellbore is found to be reduced after drilling and thus preventing formation fluids from effectively entering into the wellbore and being produced.  Even though our current hydraulic fracturing operations have generally improved our water production, Far East is continually seeking the best combination of fracturing fluids and propping agents to provide the best completions for our wells.

Acreage in the People's Republic of China

The following table summarizes the acreage subject to our PSCs covering the following undeveloped lease acreage in China as of December 31, 2009:

			Net Acres
	Gross Acres		Maximum (1)	Minimum (2)
China:
Shouyang Block, Shanxi Province	485,000		485,000	340,000
Qinnan Block, Shanxi Province	573,000	(3)	573,000	401,000
Enhong and Laochang Areas, Yunnan Province	265,000		265,000	159,000

(1) Assuming the Chinese partner company chooses not to participate.
(2) Assuming the Chinese partner company chooses to maximize its participation.
(3) Under a farmout agreement entered into in connection with our strategic alliance related to our Qinnan Block with Arrow, subject to certain conditions precedent including most notably approval by appropriate Chinese governmental authorities, we will assign 75.25% of our participating interest in the Qinnan PSC to Arrow.  For additional information on the strategic alliance, see "Strategic Alliance with Arrow" below.  CNPC has replaced CUCBM as our Chinese partner company in the Qinnan PSC.  We are in discussions with CNPC regarding the extension of the exploration period, which expired on June 30, 2009. For many months CNPC has been awaiting authorization from the Chinese government allowing it to deal with foreign partners on CBM projects. On March 7, 2010, several major news outlets reported that CNPC stated that it has been authorized to jointly develop coalbed methane projects with foreign partners, but we have not yet obtained official confirmation of this.  There can be no assurance that CNPC will approve an extension of the exploration period or approve the Farmout Agreement with A rrow.

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

Our Holdings in the Shanxi Province of the People's Republic of China

Overview.  In June 2003, we entered into two amendments to certain farmout agreements and assignment agreements with Phillips China, Inc., a subsidiary of ConocoPhillips ("Phillips"), pursuant to which we acquired a 40% net undivided interest from Phillips in the Shouyang and Qinnan PSCs between Phillips and CUCBM for Shanxi Province ("Shanxi Agreements"). The assignment agreements and related amendments to the farmout agreements substituted us for Phillips as the principal party and operator for the projects under the PSCs. These agreements were approved by CUCBM on March 15, 2004, and ratified by the PRC Ministry of Commerce ("MOC") on March 22, 2004.  The term of each of the Shanxi Agreements consists of an exploration period, a development period and a production period.  The exploration period is divided into three phases called Phase I, Phase II and Phase III. We have completed our Phase I and Phase II obligations under the Shanxi Agreements, and elected to enter into Phase III.  We are the operator and are responsible for all exploration costs related to the Shanxi Agreements, including all exploration costs for discovering and evaluating CBM-bearing areas.

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

We have fulfilled our obligations under the exploration period of the Shanxi Agreements for the three phases.  The two agreements have historically been treated interdependently in certain respects.  In particular, the Phase II and III obligation to complete 12,000 meters of horizontal drilling in coal seam could be achieved by combining Phase II and Phase III drilling in the two separate blocks.  We fully satisfied the horizontal drilling obligation by the first quarter of 2009.  In the future, this interdependence is likely to change pursuant to CUCBM’s conveyance to CNPC of its interest in the Qinnan block.

Our obligations and results for the three phases during the exploration period of our PSC with CUCBM are summarized below:

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

Phase II.  We completed our Phase II obligations under both PSCs for Shanxi Province by drilling and completing two horizontal wells in the Shouyang Block prior to March 31, 2006.  We also completed a third horizontal well under Phase II.  These wells are currently being dewatered.

Phase III. After completion of Phase II, we elected to commit to Phase III of the Shanxi PSCs.  Our work commitment to complete Phase III consists of furthering the horizontal drilling in the coal seam that we began in Phase II to a total of 12,000 meters. This work obligation could be met by combining the drilling results in the Shouyang and Qinnan Blocks.  We fully satisfied the horizontal drilling obligation by the first quarter of 2009.

Chinese Party to the PSCs. Until recently, CUCBM was our partner in both the Shouyang and Qinnan PSCs.  CUCBM was a joint venture of China National Coal Group Corp and CNPC.  CNPC recently withdrew from the joint venture and has apparently replaced CUCBM as our Chinese partner company for the Qinnan PSC.  However, both CNPC and CUCBM informed us in 2009 that CNPC had not yet been granted authority by the Chinese government to jointly develop CBM projects with foreign partners.  For many months CNPC has been awaiting authorization from the Chinese government allowing it to deal with foreign partners on CBM projects. On March 7, 2010, several major news outlets reported that CNPC stated that it has been authorized to jointly develop coalbed methane projects with foreign partners, but we have not yet obtained official confirmation of this.  We have begun working with CNPC on various matters concerning the Qinnan PSC including the preparation for the next joint management committee (the "JMC") meeting and the extension of the current exploration phase.  CUCBM is the Chinese party to the Shouyang PSC.  Throughout this Annual Report on Form 10-K, we use the term "our Chinese partner company" when referring to either CUCBM or CNPC, as applicable.

Shouyang PSC.  During the third quarter of 2009, the MOC approved a modification agreement (the "2009 Shouyang PSC Modification Agreement"), which among other provisions, extended Phase III of the exploration period to June 30, 2011 from June 30, 2009.

The 1H Pilot Area of the Shouyang Block is being closely monitored and work programs are being carried out there to achieve three primary goals: (i) to enlarge our pilot area and continue to expand the area in our 1H Pilot Area where critical desorption and gas production have begun to occur thereby increasing gas production, (ii) to add step out wells that will help delineate the geographic extent of the high permeability and high gas content area and, (iii) to determine the optimal approach to minimize costs and maximize gas recovery.  To reach these goals, we drilled six horizontal wells, twelve vertical wells, six deviated wells and three parameter wells by the end of fall 2009.

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

In December 2009, we commenced a winter drilling program at the Shouyang Block to drill eight new wells. We plan to complete the winter drilling program and drilling of three additional new wells by early April, thus fully utilizing the five rigs available to us, and bringing the number of completed wells to ten by April.  Of these eleven wells, nine are program wells drilled in the 1H Pilot Area to expand the field to the west and increase the amount of gas being produced to commercial levels in the second half of 2010; while two are parameter wells drilled several kilometers to the west and southwest to obtain further information regarding the geographic extent of the high permeability/high gas content area.

Current plans call for those rigs to commence five more wells in April and early May, and three more in early June with the emphasis increasingly shifting to drilling parameter wells at four to six kilometer intervals to the west, south, and east with the goal of demonstrating that there is a very large area of the Shouyang Block that contains high gas content as well as good permeability characteristics. Of the five wells to be spudded in April and early May, four will be parameter wells seeking to show that much of the northern area of the Shouyang Block shares the same rare combination of high permeability and high gas content discovered in the 1H Pilot Area.  The three wells planned to be commenced in June will also be parameter wells.

In summary, our plan is to include the following in our drilling programs in the near future:

•	Finish the winter drilling program by April – eleven wells (nine in the 1H Pilot Area and two parameter wells to the west and southwest of the 1H Pilot Area);
•	April and early May – five wells, four of which are parameter wells; and
•	Early June – three wells, all parameter wells.

It is rare to find high permeability and high gas content together in the same coal.  The San Juan Basin, generally accorded the title of the most prolifically producing CBM basin in the world, is perhaps the classic example of what can happen when high permeability and high gas content are found in combination along with synergistic geologic and hydrologic controls.  While we believe that our Shouyang Block demonstrates permeability and gas content characteristics similar to previously successful CBM fields, there can be no assurance that the Shouyang  Block will experience similar results.

To date, the 1H Pilot wells, as well as the parameter wells drilled at intervals of four to six kilometers to the south and to the west of the 1H Pilot Area have revealed permeability ranging from 10 to 80 millidarcies.  Permeability in the 2H area, about seven kilometers south of the 1H Pilot Area, appears to be around 60 millidarcies.  In the area surrounding the P2 well, about six kilometers west of the 1H Pilot Area, the permeability appears to be between 10 and 20 millidarcies; while in the area surrounding the P3 well, about six kilometers southwest of the 1H Pilot Area, the permeability appears to be about 10 to 15 millidarcies.  This range of permeability compares favorably with a number of successful CBM fields.  With permeabilities ranging from areas of 10 to 80 millidarcies, the Shouyang Block seems to have  an area of high permeability coupled with high gas.

The Company also plans to conduct four fracture stimulation programs over the next five months:

•	Beginning mid-March - twelve wells;
•	April - seven wells, including three in the 1H Pilot area;
•	June - three wells; and
•	July - probably four wells.

All of these wells will be fractured using the improved methods learned by FEEC during its 2009 Work Program, which included using resin-coated sand as a propping agent to improve the stability and durability of the fractured area.  The Company also announced that the remaining wells should be spudded during the winter program shortly after the Chinese New Year holiday and the final fracture process is scheduled to be completed to finish the work on the winter drilling and testing program by the end of April.  The Company plans for each of the wells being drilled and fractured to  be completed and for the dewatering to begin immediately thereafter.

Far East has obtained the initial results of the production capacity tests on the Number 9 coal seam for four wells. It is too early to be able to predict the total gas production capacity of these wells in the Number 9 coal seam but it does appear that compared with the Number 15 coal seam in the 1H Pilot Area, the Number  9 coal seam has a higher gas saturation level, which could allow the Company to produce CBM from that coal seam  with a shorter dewatering period than has been necessary in the Number 15 coal seam.

Instead of continuing to flare the current gas production, Far East believes it could initiate gas sales as early as the third quarter of 2010.  We are in discussions with three separate parties (two pipelines and one CNG company) regarding the potential off-take and sale of gas produced from the 1H Pilot Area.   The two pipeline companies are planning to lay lines approximately 18 inches in diameter near the Shouyang Area.  One of the pipeline companies recently stated that it would consider slightly re-routing its line to come to within approximately two kilometers of Far East’s 1H Pilot Area, with  that company's pipeline expected to be completed by July or August.   That pipeline is being built to take gas off of the Shanjing II pipeline that runs from Western China to Beijing and to move that gas towards the provincial capital of Shanxi Province. Its route was already planned to pass within five to seven kilometers of the 1H Pilot Area.  Additionally, the pipeline company has stated that it does not intend to require that Far East guarantee volumes of gas.  Normally, in order to induce a pipeline to build to a producing area, the producer must guarantee that a certain volume of gas will be available to the pipeline.

Qinnan PSC.  Phase III of the exploration period under the Qinnan PSC expired on June 30, 2009.  We have had discussions with CNPC regarding the extension of the exploration period.  At CNPC's request, we have provided certain operational and financial information about our Company to assist them in the decision making process.  Recently, CNPC has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008.  We have also provided to CNPC at their request our work plan for 2010 for Qinnan. There can be no assurance that we will be successful in extending the Qinnan PSC.  For many months CNPC has been awaiting authorization from the Chinese government allowing it to deal with foreign partners on CBM projects. On March 7, 2010, several major news outlets reported that CNPC stated that it has been authorized to jointly develop coalbed methane projects with foreign partners, but we have not yet obtained official confirmation of this.  There can be no assurance that CNPC will approve an extension of the exploration period or approve the Farmout Agreement with Arrow.  Future work program at the Qinnan Block depends largely on whether the exploration period of the Qinnan PSC will be extended as well as whether the necessary Chinese government approvals will be obtained for the Farmout Agreement (defined below) with Arrow.

In 2006, we acquired and processed 26 kilometers of 2D seismic data in the Qinnan Block.  We also obtained test data from a vertical well we drilled in December 2006.  We have utilized the well data and the 2D seismic data in the planning for future wells.  During 2008, we completed the drilling of our first horizontal well in the area, with 3,000 meters drilled in the Number 3 coal seam.   The Number 3 coal seam is the object of development by other parties in the area near the southern end of Shanxi Province.  Our testing of the well to-date has demonstrated that the coal seam has low permeability of approximately one to two millidarcies, which we expected, and that the wellbore formation has been damaged during the drilling process.  Subject to the extension of the PSC and approval of the Farmout Agreement, we intend to continue to test the well through measured water and gas production.

To expand our exploration effort and understanding of the potential of the Qinnan Block, in the third quarter of 2008, we successfully drilled three of four planned parameter wells on the southern end of the Qinnan Block to test the coal seams for permeability, reservoir pressure, coal thickness and gas content.  Although it is still early in the core analyses for gas content, based on preliminary results, we believe that three of the four wells have demonstrated high gas content of 300 to 500 standard cubic feet of natural gas per ton of coal.  These measurements are similar to those obtained from previous testing of wells on the Qinnan Block.  The tests of the three parameter wells have provided valuable information on the continuity of the coal seam on the southern end of the Qinnan Block.  We plan to use the information gathered in discussions with our Chinese partner company when determining the size of any potential ODP for the area.  The fourth well failed to find coal seams sufficiently thick to be prospective and was plugged and abandoned.  We also completed drilling operations in early 2009 on an additional horizontal well in the Qinnan area.  This well is designed to begin appraising the area around one of the parameter wells drilled in 2008.

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

    If the farmout of a portion of our interest in the Qinnan PSC is approved by our Chinese partners and the MOC and other conditions precedent are met, Arrow will become the operator under our Qinnan PSC and costs under the PSC will be allocated as discussed under "Strategic Alliance with Arrow."  Assuming that we successfully assign the 75.25% interest in the Qinnan PSC to Arrow, depending upon whether and to what extent the Chinese partner company elects to participate in a given discovery, our interest in the Qinnan PSC will range from 16.5% (assuming full participation by the Chinese partner company) to 23.9% (assuming the Chinese partner company chooses not to participate).  We note that, under the Farmout Agreement, Arrow will fund all exploration costs associated with the Qinnan PSC up to a maximum of $30 million.  After Arrow reaches such $30 million cap, FEEB and Arrow will share further Qinnan area exploration costs in proportion to their participating interests in the Qinnan PSC, provided that FEEB may, in its discretion, instead elect to assign all of its interest in the Qinnan PSC to Arrow subject to retaining a 2% overriding royalty interest.

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

Minimum Exploration Expenditure.  Under the PSCs, we have committed to satisfy certain annual minimum exploration expenditure requirements for each PSC.  Our minimum exploration expenditure requirement for each block is based on the minimum exploration expenditure requirements of CUCBM established by the Ministry of Land and Resources ("MLR").  The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by each PSC.  The annual minimum exploration expenditure requirement is approximately $2.9 million and $3.4 million, respectively, for the Shouyang PSC and the Qinnan PSC, based on the currency exchange rate between the U.S. Dollar and the Chinese Renminbi ("RMB") as of December 31, 2009.  For 2009, our exploration expenditure at the Shouyang Block exceeded minimum requirement. Pursuant to the 2009 Shouyang PSC Modification Agreement, the portion of the exploration expenditures which exceeds the current year's minimum exploration expenditure requirement can no longer be carried forward toward the satisfaction of the subsequent year's minimum requirement.  These expenditure requirements are denominated in RMB and therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the Chinese RMB. Assuming that we obtain approval from our Chinese partner company and the MOC, and satisfy the other conditions under the Farmout Agreement with Arrow, then the additional payment due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our currently planned work programs through 2010.  Our current work programs would satisfy the minimum exploration expenditures for all three of our PSCs for 2010.  The MLR minimum expenditure requirements are a significant factor that influences our exploration work program.

Related Payments. Under the PSCs, we are required to make the following yearly payments to our Chinese partner companies.  As indicated below, certain amounts may change from year to year.

	Shouyang PSC		Qinnan PSC
Exploration Period
Salary and Benefit
2009	$162,200		$143,100
2010	195,900	(1)	143,100	(2)
Exploration Permit Fee
2009	140,136		165,529
2010	143,622		169,693	(2)
Training Fee	60,000		60,000
Assistance Fee	50,000		50,000

Development & Production Period
Signature Fee (3)	150,000		150,000
Training Fee	150,000		150,000
Assistance Fee	120,000		120,000

(1) The increase from 2009 to 2010 is due to the increase of standard amount of the CUCBM's professionals’ salary and benefit under the amended Shouyang PSC. The salary and benefits for CUCBM professionals during the development and production periods is to be determined by negotiation with CUCBM.
(2) The increase from 2009 to 2010 is due to the phaseout of a discount on exploration permit fee pursuant to MLR’s regulations.
(3) Due within 30 days after first approval of the ODP following the exploration period.

Our Holdings in the Yunnan Province of the People's Republic of China

Overview.  On January 25, 2002, we entered into a PSC (the "Yunnan PSC") with CUCBM to develop two areas in Yunnan Province: (1) the Enhong area, which covers approximately 145,198 acres and (2) the Laochang area, which covers approximately 119,772 acres). We are the operator under the PSC. The term of the Yunnan PSC consists of an exploration period, a development period and a production period. The exploration period is divided into two phases, Phase I and Phase II.  We have completed Phase I and have elected to enter into Phase II.  During the third quarter of 2009, the MOC approved a modification agreement (the "2009 Yunnan PSC Modification Agreement"), which among other provisions, extended Phase II of the exploration period to June 30, 2011 from June 30, 2009. Following completion of Phase II of the exploration period, we may elect to continue the PSC and conduct development and production operations on any CBM discoveries. After the exploration period, the development period as to any CBM Field in the Enhong-Laochang project will begin after the approval of an ODP for any such CBM Field.  An ODP would be developed and filed jointly by us and CUCBM, seeking approval from Chinese governmental authorities, for any CBM Field the Company and CUCBM elect to develop. The production period as to any CBM Field in the Enhong-Laochang project will begin after the date of commencement of commercial production of that CBM Field. Provided that the Company remains in compliance with the requirements under the Yunnan PSC, production will be allowed to continue on a CBM Field until the earlier of the end of the useful life of the field or January 1, 2033, unless extended or otherwise amended.

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

Because there are no pipelines currently in the vicinity of our Yunnan Province projects, our ability to sell CBM produced on these projects to communities outside the general area will be contingent upon a gas pipeline, CNG facility or other off-take vehicle being built close to our project area.  We estimate the initial cost to construct a connecting pipeline and compression facilities from our project area to the nearest large cities, Qujing and Kunming, may be in the range of $20 million to $50 million or more.  Recently, it was reported that CNPC will undertake a pipeline construction project with supports from the Yunnan provincial government to extend the Myanmar-China natural gas pipeline to pass through the city of Kunming, then go northward through the city of Zhaotong, and finally connect with major interprovincial pipelines in Sichuan Province. Further, the pipeline plans are expected to include a branch to connect Kunming to Qujing.  We believe that the construction, which would lay pipelines closer to our projects, would  help reduce the cost for CBM off-take from our projects and increase our ability to eventually deliver gas to consumers.  If CUCBM elects a 40% participating interest in Yunnan Province project, our costs would be reduced accordingly.

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

Phase II.  On February 23, 2005, we elected to enter into Phase II under our Yunnan PSC, which required us to drill at least one horizontal well with a minimum of two laterals.   To continue our preparation for the drilling of the horizontal well and future development of this field, we continued our geological and geophysical activities and drilled four slim hole vertical wells to gain more data and to enhance our understanding of structure complexity, coal lateral continuity, coal properties and reservoir characteristics.  Based on the data gathered from these wells and other wells drilled by the Chinese coal industry, we drilled a cluster of four deviated wells to stimulate and test-produce the Number 7, 8, 13 and 19 coal seams in 2008. These wells were drilled diagonally from the same surface location as an existing vertical well to provide a close pattern of five wells to test the coal seams.  This pattern allows us to optimize well spacing and reduce the cost of road/pad construction and land use.  We believe this will prove to be an optimal method of developing a CBM Field in mountainous terrain.  As a result of our testing, we anticipate that these coal seams will have low permeability and that we will need to fracture multiple zones to fully test these wells.  The outcome of our strategic review discussed above will determine the future plan for these wells and the acreage.

Minimum Exploration Expenditure.  Under the Yunnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements.  Our minimum exploration expenditure requirements for the blocks subject to the PSC are based on the minimum exploration expenditure requirements of CUCBM established by the MLR.  The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by the PSC.  The annual minimum exploration expenditure requirement is approximately $1.6 million, based on the currency exchange rate between the U.S. Dollar and the Chinese RMB as of December 31, 2009.  Pursuant to the 2009 Yunnan PSC Modification Agreement, the portion of the exploration expenditures which exceeds the current year's minimum exploration expenditure requirement can no longer be carried forward toward the satisfaction of the subsequent year's minimum requirement.  Our 2009 exploration expenditure and the cumulative amount carried forward from 2008 amounted to approximately $1.5 million. Therefore we were approximately $0.1 million short of the requirement.  The shortage will be discussed in the next Joint Management Committee meeting currently scheduled in late March.  Based on previous experience and the shortage being immaterial, we are hopeful that permission will be granted from CUCBM to add the underage to the 2010 requirement.  These requirements are denominated in the RMB, and therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the Chinese RMB.  The MLR minimum expenditure requirements are a significant factor that influences the Company's exploration work program.

Related Payments.  Pursuant to the terms of the Yunnan PSC, we have paid CUCBM signature fees totaling $350,000.  Under the PSC, we are required to make certain payments to CUCBM, including: (1) CUCBM assistance fees for Chinese personnel totaling $45,000 per year during the exploration phase and $80,000 per year during the development and production periods; (2) training fees for Chinese personnel working on the projects of $45,000 per year during the exploration period and $80,000 per year during the development and production periods; (3) reimbursement to CUCBM for government-imposed fees for CBM exploration rights during the exploration period, which were $74,000 in 2009 and are estimated to be approximately $79,000 in 2010, and in proportion to our participating interest in the development and production periods; and (4) salary and benefits paid to CUCBM professionals during the exploration period, which was approximately $210,000 in 2009 and are estimated to be approximately $257,000 in 2010.  This increase is due to the increase of standard amount of CUCBM’s professionals salary and benefit under the extended Yunnan PSC.  The allocation of salary and benefits for CUCBM professionals during the development and production periods are to be determined by negotiation with CUCBM.

Strategic Alliance with Arrow

On March 13, 2009, the Company and FEEB formed a strategic alliance related to our Qinnan Block with Arrow, the Singapore-based subsidiary of Arrow Energy Limited.  Specifically, on that date, (i) FEEB and Arrow entered into the Farmout Agreement  under which, subject to certain conditions, FEEB will assign to Arrow 75.25% of its rights (the "Assignment") in the Qinnan PSC, (ii) the Company, FEEB and Arrow entered into a Securities Purchase Agreement (the "Purchase Agreement"), (iii) FEEB issued an Exchangeable Note, $10 million principal amount (the "Exchangeable Note"), to Arrow for $10 million in cash, (iv) the Company issued a Warrant (the "Warrant") to Arrow for 7,420,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), at an exercise price of $1.00 per share, and (v) the Company and Arrow entered into a

Registration Rights Agreement (the "Registration Rights Agreement" and, collectively with the other agreements described in the preceding clauses (i) through (iv), the "Agreements").

Farmout Agreement.  The Farmout Agreement conditions the Assignment on, among other things, the receipt of required approvals from the government of the PRC (collectively, the "Farm-In Conditions") on or prior to October 15, 2009 or such later date as the parties may agree upon (the "Farm-In Deadline").  The terms of the Farmout Agreement were subsequently amended in October 2009 and then again in November 2009.  The October 2009 amendment changed the Farm-In Deadline to November 20, 2009.  The November 2009 amendment provided, among other things, further changed the Farm-In Deadline to December 19, 2009.  In conjunction with the November 2009 amendment, FEEB and Arrow also agreed that interest on the Exchangeable Note would begin to accrue as originally scheduled on October 16, 2009.  Since December 19, 2009, each of the Company and Arrow have had the right to terminate the Farmout Agreement at any time, though neither party has elected to exercise that right and the parties are continuing to use efforts to satisfy the conditions contemplated by the Farmout Agreement.  There can be no assurance that our Chinese partners or the MOC will approve the Farmout Agreement.  The parties are required to exercise their respective commercially reasonable efforts in good faith to satisfy the Farm-In Conditions.  Under the current Farmout Agreement, upon satisfaction of the Farm-In Conditions, Arrow will make an initial payment to the Company of $8 million, and, subject to certain conditions, including government approval for the extension of the current exploration period, Arrow will fund all exploration costs associated with the Qinnan PSC up to a maximum of $30 million.  After Arrow reaches such $30 million cap, FEEB and Arrow will share further Qinnan area exploration costs in proportion to their participating interests in the Qinnan PSC, provided that FEEB may, in its discretion, instead elect to assign all of its interest in the Qinnan PSC to Arrow subject to retaining a 2% overriding royalty interest.  In addition, under the Farmout Agreement, if the parties obtain Chinese governmental approval of an ODP for the Qinnan area, Arrow will pay FEEB an additional $8 million in cash as a bonus, and FEEB will have the option to assign all of its interest in the Qinnan PSC to Arrow, while retaining a 5% overriding royalty interest.  If an overall development program is approved, then FEEB and Arrow will share related development costs and any future revenues for such area on a pro-rata basis in accordance with their participating interests in the Qinnan PSC.  If our Chinese partner or the MOC does not approve the agreement in an expedient manner, the parties may seek to modify certain terms of the Farmout Agreement.

As discussed above, if the Farm-In Conditions are not satisfied prior to the Farm-In Deadline, then either party has the right to terminate the Farmout Agreement by delivering notice of such termination to the other party.  In addition to the foregoing, the Farmout Agreement contains certain customary representations, warranties and covenants of the parties.  Further, if certain events of default occur, then FEEB will be entitled to exercise rights to revoke the Assignment and the Farmout Agreement will automatically terminate.

Purchase Agreement.  Under the Purchase Agreement, FEEB issued Arrow the Exchangeable Note, the Company issued Arrow the Warrant and Arrow paid FEEB $10 million in cash.

Exchangeable Note.  The Exchangeable Note has an initial principal amount of $10 million and bears interest at a rate of 8% per annum, which began to accrue on October 16, 2009 and matures  on March 13, 2011 (the "Maturity Date"), unless repaid earlier.  Principal and interest are due and payable on the Maturity Date or earlier if payment is accelerated upon the occurrence and continuance of an event of default (addressed below).

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

Warrant.  The Warrant entitles Arrow to purchase 7,420,000 shares of Common Stock at an exercise price of $1.00 per share, subject to certain equitable adjustment mechanisms in the event of a sale of the Company, stock split or similar occurrence.  The Warrant expired in December 2009.

Registration Rights Agreement.  The Registration Rights Agreement required the Company to file a registration statement on or prior to June 11, 2009 on Form S-1 or, if available to the Company, Form S-3 to register the shares issuable upon exercise of the Warrant and upon exchange of the Exchangeable Note (the "Registrable Securities").  The Company filed a Registration Statement on Form S-1 covering the Registrable Securities on June 11, 2009 and the registration statement was declared effective on June 22, 2009.  The Company also agreed to keep the registration statement effective with respect to the Registrable Securities for up to two years.

Marketing and Transportation of Our CBM in China

The marketability of any gas production will depend, in part, upon the availability, proximity and capacity of pipelines, gas gathering systems and processing facilities and upon reaching an agreement with an authorized entity which may include our Chinese partner company. Our preliminary marketing feasibility studies indicate that we should be able to transport our CBM through pipelines or by compressing the CBM for transportation. CBM projects traditionally require multiple wells to properly dewater the coal and generate predictable volumes of gas.

Pipelines in Shanxi Province.  Currently, two national trunklines, one to Beijing and one to Shanghai, traverse China in proximity to our Shanxi Province projects.  However, we are in discussions with three separate third parties (two pipelines and one CNG company) regarding the potential off-take and sale of any commercial quantities of gas that may be produced from the 1H Pilot Area.  Far East believes that, subject to reaching an agreement regarding off-take and commercial quantities of gas being produced, it could initiate gas sales as early as the third quarter of 2010. The two pipeline companies are planning to lay lines approximately 18 inches in diameter near the Shouyang Area.  One of the pipeline companies recently stated that it would consider slightly re-routing its line to come to within approximately two kilometers of Far East’s 1H Pilot Area, with that company's pipeline expected to be completed by July or August.   That pipeline is being built to take gas off of the Shanjing II pipeline that runs from Western China to Beijing and to move that gas towards the provincial capital of Shanxi Province. Its route was already planned to pass within five to seven kilometers of the 1H Pilot Area.  Additionally, the pipeline company has stated that it does not intend to require that Far East guarantee volumes of gas.  Normally, in order to induce a pipeline to build to a producing area, the producer must guarantee that a certain volume of gas will be available to the pipeline.  If our discussions with the three separate third parties do not result in any commercially viable arrangement and in the absence of any similar arrangement with other companies, pipelines may need to be built on those projects to connect to larger pipelines to transport any CBM that may be produced from those projects.  We estimate the initial cost for these connecting pipelines and compression facilities may be in the range of $10 million to $20 million or more.  If CUCBM elects a 30% participating interest in our Shanxi Province project, our net costs would be reduced accordingly.  Additionally, if we are successful in assigning 75.25% of our current participating interest in the Qinnan PSC to Arrow, our net cost with respect to any project for that PSC would be reduced accordingly.  There is no assurance that any of the existing pipelines we might desire to connect to in the future will have sufficient capacity available to meet our requirements or the costs of using such pipelines would be economical.  Additionally, there is no assurance that we will be able to use the existing pipeline on terms acceptable to us or at all, as the PRC does not require that open access to pipeline infrastructure be allowed.

Pipelines in Yunnan Province.  Because there are no pipelines currently in the vicinity of our Yunnan Province projects, our ability to sell CBM produced on these projects to communities outside the general area will be contingent upon a gas pipeline, CNG facility or other off-take vehicle to be built close by our project area.  We estimate the initial cost to construct a connecting pipeline and compression facilities from our project area to the nearest large cities, Qujing and Kunming, may be in the range of $20 million to $50 million or more.

Recently, it is reported that CNPC will undertake a pipeline construction project with  supports from the Yunnan provincial government to extend the Myanmar-China natural gas pipeline to pass through the city of Kunming, then go northward through the city of Zhaotong, and finally connect with major interprovincial pipelines in Sichuan Province. Further, the pipeline plans are expected to include a branch to connect the city of Kunming to the city Qujing.  We believe that the construction, which would lay pipelines closer to our projects, would help reduce the cost for CBM  off-take from our projects and increase our ability to eventually deliver gas  to  consumers.  If CUCBM elects a 40% participating interest in Yunnan Province project, our costs would be reduced accordingly.  However, there can be no assurances that this project will be undertaken or be completed or, if it is undertaken, that it will be completed on a timely basis.  Additionally, there is no assurance that we will be able to use the pipeline on terms acceptable to us or at all, as the PRC does not require that open access to pipeline infrastructure be allowed.

Compressed Natural Gas.  If we have initial commercial production of CBM from our Shanxi Province projects, then, prior to the point at which production reaches pipeline quantities, we could potentially begin to market the CBM produced to local markets as CNG.  CNG is an alternative to the construction of a pipeline and is especially appropriate for early stage gas production where gas volumes are lower.  Thus we may determine to pursue CNG facilities in order to earn revenues from any early production of CBM. Production of CNG would require the installation of a CNG facility, which would likely be constructed and paid for by the purchaser of our gas production.

CBM Natural Gas Pricing.  Unlike traditional natural gas produced in China, the market price of CBM natural gas is not regulated by the Chinese government.  Based on our research on the prevailing gas market conditions in China, we expect to receive market-driven, competitive pricing for our future gas production, regardless of whether we deliver our gas through a pipeline or in the form of CNG.  In addition to the fees described herein, upon commencing commercial sales of CBM, the PRC government will be entitled to certain royalties and taxes described in the PSCs.

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

Safety and Health Matters

We employ numerous safety precautions and emergency response plans designed specifically for our exploration activities in China to ensure the safety of our employees and independent contractors.  We have maintained a strong safety record which includes no lost-time accidents in the past 4.5 years-plus and no major environmental incidents.  We also conduct our operations in accordance with various laws and regulations concerning occupational safety and health.  As protection against operating hazards and environmental risks, we maintain insurance coverage against some, but not all, potential injuries and losses.  In addition, we require service providers we engage to maintain similar insurance coverage.

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

The NDRC is responsible for the development and strategic upgrade of key industries in China, including the CBM industry.  Policy making decisions of the NDRC could, therefore, affect our company.  Additionally, the MOC has many policy setting functions and, through its Foreign Investment Administration (the "FIA"), the MOC is directly responsible for foreign investment in China.  Our PSCs and the subsequent amendments to those contracts were, and continue to be, subject to approval of the MOC.   Within the FIA, the Service Trade Division also regulates the public utilities in urban areas, various pipeline networks, transportation and CBM exploration and production and, therefore, the division's policies, rules and regulations could affect our future strategy and operations for transportation and distribution of any CBM production.

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

Our Employees

As of March 12, 2010, we had 20 employees in China and 9 employees in the United States for a total of 29 employees, all of whom were employed by us on a full-time basis.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Actual results could differ materially from those projected in such forward-looking statements. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include: the gas produced at our wells may not increase or may decrease; certain of the proposed transactions with Arrow may not close on a timely basis or at all, including due to a failure to satisfy closing conditions or otherwise; the anticipated benefits to us of the transactions with Arrow may not be realized; the final amounts received by us from Arrow may be different than anticipated; the MOC may not approve the extension of the Qinnan PSC on a timely basis or at all; our Chinese partner companies or the MOC may require certain changes to the terms and conditions of our PSC in conjunction with their approval of any extension of the Qinnan PSC; our lack of operating history; limited and potentially inadequate management of our cash resources; risk and uncertainties associated with exploration, development and production of CBM; expropriation and other risks associated with foreign operations; disruptions in capital markets effecting fundraising; matters affecting the energy industry generally; lack of availability of oil and gas field goods and services; environmental risks; drilling and production risks; changes in laws or regulations affecting our operations, as well as other risks described in our filings with the SEC.

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

We are not able to accurately predict when we will recognize meaningful revenues. We expect to experience operating losses and negative cash flow for the foreseeable future. On March 13, 2009, we entered into a series of related transactions associated with our Qinnan Block with Arrow. Assuming that we obtain approval from our Chinese partner company and the Chinese Ministry of Commerce (“MOC”), and satisfy the other conditions under the Farmout Agreement with Arrow (the “Farmout Agreement”), then the additional payment due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our currently planned work programs through 2010.  Our current work programs would satisfy the minimum exploration expenditures for all three of our PSCs for 2010.  However, there can be no assurance that the approvals for the Farmout Agreement will be received. Moreover, since December 19, 2009, each of Arrow and the Company has had the right to terminate the Farmout Agreement at any time, though neither party has elected to exercise that right, and the parties are continuing use efforts to satisfy the conditions to the transactions contemplated by the Farmout Agreement.

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

If our operating requirements or drilling obligations materially change from those currently planned, we may require more capital than currently anticipated or may be required to raise capital earlier than anticipated. For example, it is possible that the Ministry of Land and Resources or our Chinese partner company could seek to, among other things, increase our capital expenditures or accelerate our drilling program. If we are unable to commit to the expenditures or accelerate our drilling and dewatering efforts it may adversely affect our ability to extend the terms of our PSCs. Raising additional funds by issuing Shares or other types of equity securities would further dilute our existing stockholders. If we fail to obtain the necessary funds to complete our exploration activities under our PSCs, and we cannot obtain extensions to the requirements under our PSCs, we would not be able to successfully complete our exploration activities and we may lose rights under our PSCs.

We must obtain extensions for our PSCs to continue our operations in China.

We have commenced the extension application process for each of our PSCs. The Ministry of Commerce (the "MOC") has approved modification agreements to extend the exploration periods for the Shouyang area of Shanxi Province and the Enhong and Laochang areas of Yunnan Province to June 30, 2011. The exploration period of the Qinnan PSC in Shanxi Province expired on June 30, 2009. With regard to the Qinnan PSC, CNPC has recently replaced CUCBM as our Chinese partner company for the PSC. We are continuing to pursue an extension of the exploration period of the Qinnan PSC. It is possible that our Chinese partner company might elect to issue a new PSC, which could be on less favorable terms than those in the current PSC. At CNPC's request, we have provided certain operational and financial information about our Company to assist them in the decision making process. Recently, CNPC has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008.  We have also provided to CNPC at their request our work plan for 2010 for Qinnan.  For many months CNPC has been awaiting authorization from the Chinese government allowing it to deal with foreign partners on CBM projects. On March 7, 2010, several major news outlets reported that CNPC stated that it has been authorized to jointly develop coalbed methane projects with foreign partners, but we have not yet obtained official confirmation of this.  There can be no assurance that we will be successful in extending the exploration period of the Qinnan PSC or that a new PSC will be granted. Additionally, in connection with obtaining this extension or a new PSC, we may be required to commit to certain expenditures or to modify the terms or respective ownership interests and/or acreage in the applicable PSC. However, if we are unable to raise sufficient funds to commit to these expenditures, it may adversely affect our ability to extend any or all of our PSCs.

We are in the initial exploration phase and have substantial capital requirements that, if not met, will hinder our ability to continue as a going concern.

We face significant challenges, expenses and difficulties as a development stage company seeking to explore, develop and produce coalbed methane gas. The development of our projects in China will require that we obtain funding to satisfy very significant expenditures for exploration and development of these projects, if they are successful. We will also require resources to fund significant capital expenditures for exploration and development activities in future periods. In this regard, CUCBM or CNPC could seek to renegotiate our PSCs to, among other things, increase our expenditures or accelerate our drilling program beyond the minimum contractual requirements under our PSCs. As discussed above, assuming that we obtain approval from our Chinese partner company and the MOC, and satisfy the other conditions under the Farmout Agreement with Arrow, then the additional payment due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our currently planned work programs through 2010.  Our current work programs would satisfy the minimum exploration expenditures for all three of our PSCs for 2010.  Our success will depend on our ability to obtain additional financing to fund our capital expenditures. If we cannot obtain adequate capital, and we cannot obtain extensions to the requirements under our production sharing contracts, we will not be able to successfully complete our exploration and development activities, and we may lose rights under our production sharing contracts. This would materially and adversely affect our business, financial condition and results of operations.

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

We have no current source of revenue.

We will not generate material revenues from our existing properties until we have successfully completed exploration and development, and started production of CBM. We are not able to accurately predict when we will recognize meaningful revenues. Additionally, pipelines must be built to connect to larger pipelines or compressed must be constructed on our Shanxi Province projects to process and transport our CBM, and no facilities exist to transport or process CBM near our Yunnan Province projects. Our ability to realize revenues from any producing wells may be impaired until these facilities are built out or arrangements are made to deliver our production to market.

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

To date, we have no revenues from the sale of CBM. We incurred yearly net losses applicable to common stockholders since inception. We expect to experience operating losses and negative cash flow for the foreseeable future. We must obtain additional financing and generate sufficient revenues to fund anticipated drilling, exploration and operation costs and to achieve and maintain profitability. We cannot guarantee that we will ever generate sufficient revenues to achieve profitability, which will negatively impact the price of our common stock. If we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability in the future.

We must complete multiple CBM wells on our Shanxi Province and Yunnan Province projects before we can commence production.

To date, we have drilled 8 horizontal wells, 24 vertical wells and 7 deviated wells in the Shanxi Province projects and 10 vertical wells and 4 deviated wells in Yunnan Province. While subject to periodic maintenance, we have achieved continuous gas production in some of these wells. At this early stage, the volumes being produced while dewatering are still small and the data obtained is not yet sufficient to be able to project the peak gas production volume or to be able to conclude whether the wells will produce gas in commercial volumes. None of the other wells we have drilled to date are currently producing CBM gas as they are undergoing or will undergo dewatering and production testing. However, even if all our current wells reach production status, they may not produce enough CBM gas to achieve commercial viability. For each project, we are analyzing and evaluating drilling data obtained in an effort to determine how many additional wells we have to drill in order to begin production of commercial volumes. We cannot make any assurances that we will have the resources to drill enough additional wells in the Shanxi and Yunnan Provinces to commence production in the areas. As a result, even though we may have producing properties in the region, we may not be in a position to derive any revenues from such wells. Actual production may vary materially from preliminary test results, including the results to date for our first horizontal well. Actual production from the wells may be at recovery rates and gas quality materially different than our first indications.

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

Currently, two national trunklines, one to Beijing and one to Shanghai, traverse China in proximity to our Shanxi Province projects.  However, we are in discussions with three separate third parties (two pipelines and one CNG company) regarding the potential off-take and sale of gas any commercial quantities of gas that may be produced from the 1H Pilot Area.  Far East believes that, subject to reaching an agreement regarding off-take and commercial quantities of gas being produced, it could initiate gas sales as early as the third quarter of 2010. The two pipeline companies are planning to lay lines approximately 18 inches in diameter near the Shouyang Area.  One of the pipeline companies recently stated that it would consider slightly re-routing its line to come to within approximately two kilometers of Far East’s 1H Pilot Area, with that company's pipeline expected to be completed by July or August.   That pipeline is being built to take gas off of the Shanjing II pipeline that runs from Western China to Beijing and to move that gas towards the provincial capital of Shanxi Province. Its route was already planned to pass within five to seven kilometers of the 1H Pilot Area.  Additionally, the pipeline company has stated that it does not intend to require that Far East guarantee volumes of gas.  Normally, in order to induce a pipeline to build to a producing area, the producer must guarantee that a certain volume of gas will be available to the pipeline.  If our discussions with the three separate third parties do not result in any commercially viable arrangement and in the absence of any similar arrangement with other companies, pipelines may need to be built on those projects to connect to larger pipelines to transport any CBM that may be produced from those projects.  We estimate the initial cost for these connecting pipelines and compression facilities may be in the range of $10 million to $20 million or more.  If CUCBM elects a 30% participating interest in our Shanxi Province project, our net costs would be reduced accordingly.  Additionally, if we are successful in assigning 75.25% of our current participating interest in the

Qinnan PSC to Arrow, our net cost with respect to any project for that PSC would be reduced accordingly.  There is no assurance that any of the existing pipelines we might desire to connect to in the future will have sufficient capacity available to meet our requirements or the costs of using such pipelines would be economical.  Additionally, there is no assurance that we will be able to use the existing pipeline on terms acceptable to us or at all, as the PRC does not require that open access to pipeline infrastructure be allowed.

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

Recently, it was reported that CNPC will undertake a pipeline construction project with support from the Yunnan provincial government to extend the Myanmar-China natural gas pipeline to pass through the city of Kunming, then go northward through the city of Zhaotong, and finally connect with major interprovincial pipelines in Sichuan Province.  Further, the pipelines are expected to include a branch to connect the city of Kunming to the city of Qujing.  We believe that the construction, which would lay pipelines closer to our projects, would help reduce the cost for CBM off-take from our projects and increase our ability to eventually deliver gas to consumers.  If CUCBM elects a 40% participating interest in Yunnan Province project, our costs would be reduced accordingly.  However, there can be no assurances that this project will be undertaken or be completed or, if it is undertaken, that it will be completed on a timely basis.  Additionally, there is no assurance that we will be able to use the pipeline on terms acceptable to us or at all, as the PRC does not require that open access to pipeline infrastructure be allowed.

Compressed Natural Gas. If we have initial commercial production of CBM from our Shanxi Province projects, then, prior to the point at which production reaches pipeline quantities, we could potentially begin to market the CBM produced to local markets as CNG. CNG is an alternative to the construction of a pipeline or LNG facility and is especially appropriate for early stage gas production where gas volumes are lower. We may determine to pursue CNG facilities in order to earn revenues from any early production of CBM.  Production of CNG would require the installation of a CNG facility,  which would likely be constructed and paid for by the purchaser of our gas production.

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

Changes in domestic and foreign import and export laws and tariffs can also materially impact international operations. In addition, foreign operations involve political, as well as economic risks, including:

•	Nationalization;

•	Expropriation;

•	Contract renegotiations;

•	Trade protection;

•	Changes in diplomatic and trade relations between United States and China;

•	Government intervention and price fixing in certain markets; and

•	Changes in laws resulting from governmental changes.

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

On March 12, 2010, we had 500 million shares of common stock authorized, of which approximately 185.5 million shares of common stock were issued and outstanding. As of March 12, 2010, we had 31.7 million shares of common stock subject to options and warrants. As of March 12, 2010, of the issued and outstanding shares, 5.5 million, or 3%, were "restricted stock" subject to resale restrictions. Our shares of restricted stock will be available for trading in the future, so long as all the requirements of Rule 144, promulgated under the Securities Act, are met or if such shares are registered for resale. Additionally, as of March 12, 2010, 12.4 million shares underlying warrants may be considered to be restricted stock upon issuance. Therefore, the total number of shares of common stock potentially subject to restriction upon issuance was 17.9 million.

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

Our board of directors has the authority, without further action by the stockholders, to issue up to 500 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500 million shares of common stock authorized under our charter documents, of which approximately 185.5 million shares are issued and outstanding as of March 12, 2010. The issuance of preferred stock could have the effect of restricting dividends on the common stock or delaying or preventing our change in control without further action by the stockholders. While we have no present plans to issue any shares of preferred stock, we may need to do so in the future in connection with capital raising transactions. In addition, we may issue additional shares of common stock or other equity securities, including securities convertible into shares of common stock, in connection with capital raising activities. The issuance of additional common stock would also have a dilutive impact on our stockholders' ownership interest in our company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Undeveloped Acreage

The following table summarizes the acreage subject to our production sharing contracts covering the following undeveloped acreage in China as of December 31, 2009:

			Net Acres
	Gross Acres		Maximum (1)	Minimum (2)
China:
Shouyang Block, Shanxi Province	485,000		485,000	340,000
Qinnan Block, Shanxi Province	573,000	(3)	573,000	401,000
Enhong and Laochang Areas, Yunnan Province	265,000		265,000	159,000

(1) Assuming the Chinese partner company chooses not to participate.
(2) Assuming the Chinese partner company chooses to maximize its participation.
(3) Under the Farmout Agreement entered into in connection with our strategic alliance related to our Qinnan Block with Arrow, subject to certain conditions precedent including most notably approval by appropriate Chinese governmental authorities, we will assign 75.25% of our participating interest in the Qinnan PSC to Arrow.  For additional information on the strategic alliance, see Item 1. "Business - Strategic Alliance with Arrow." CNPC has replaced CUCBM as our Chinese partner company in the Qinnan PSC.  We are in discussions with CNPC regarding the extension of the exploration period, which expired on June 30, 2009 For many months CNPC has been awaiting authorization from the Chinese government allowing it to deal with foreign partners on CBM projects. On March 7, 2010, several major news outlets reported that CNPC stated that it has been authorized to jointly develop coalbed methane projects with foreign partners, but we have not yet obtained official confirmation of this.  There can be no assurance that CNPC will approve an extension of the exploration period or approve the Farmout Agreement with Arrow.

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

	High	Low
2009
First Quarter	$0.30	$0.16
Second Quarter	$0.45	$0.20
Third Quarter	$0.70	$0.30
Fourth Quarter	$0.60	$0.35

2008
First Quarter	$1.00	$0.38
Second Quarter	$0.99	$0.45
Third Quarter	$0.70	$0.22
Fourth Quarter	$0.32	$0.09

On March 12, 2010, we had 185.5 million shares of common stock outstanding and approximately 85 stockholders of record.

We currently intend to retain all future earnings to fund the development and growth of our business. We have not paid dividends on our common stock and do not anticipate paying cash dividends in the immediate future. We did not repurchase any of our equity securities in 2009 and have not adopted a stock repurchase program.

Stock Performance Graph

The following graph compares the performance of the Company's common stock with that of the S&P 500 Index and the Dow Jones Oil & Gas Index. The graph sets forth the cumulative total stockholder return, which assumes reinvestment of dividends, of a $100 investment on December 31, 2004 in the Company's common stock, the S&P 500 Index and the Dow Jones Oil & Gas Index.

	Cumulative Total Return
	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Far East Energy Corporation	$100.00	$111.48	$74.59	$78.69	$14.34	$37.70
Dow Jones Oil & Gas Index	100.00	134.09	164.62	221.98	142.57	167.19
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11

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

Issuer Withholdings and Subsequent Cancellations of Equity Securities

Column (a) in the tabulation below indicates shares which were withheld by us to satisfy tax withholding obligations that arose upon the vesting of shares of nonvested stock (also commonly referred to as restricted stock) during 2009.  Once withheld, these shares were cancelled and removed from the number of outstanding shares.  Currently, the Company does not have a share repurchase plan.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
February 2009	13,107	$0.69	-	-
October 2009	3,968	0.30	-	-
Total	17,075	$0.60	-	-

ITEM 6. SELECTED FINANCIAL DATA
(In Thousands, Except Per Share Data)

	As of and for the Years Ended December 31,
	2009	2008	2007	2006 (1)	2005
Operating Results Data
Operating revenues	$-	$-	$-	$-	$-
Operating expenses:
Exploration costs (2)	4,503	15,283	3,345	1,914	3,510
Leasehold operating expense	1,892	2,904	1,945	958	-
General and administrative	6,479	4,515	7,230	7,903	5,052
Impairment loss	-	-	-	-	-
Amortization of contract rights	-	-	-	-	-
Total operating expenses	12,874	22,702	12,520	10,775	8,562
Operating loss	(12,874)	(22,702)	(12,520)	(10,775)	(8,562)
Other income (expense):
Interest expense	(863)	-	-	-	-
Interest income	5	260	721	560	293
Gain on sale of assets	(5)	-	-	-	8
Foreign currency exchange loss	(18)	(149)	(50)	(128)	(31)
Total other income (expense)	(881)	111	671	432	270
Loss before income taxes	(13,755)	(22,591)	(11,849)	(10,343)	(8,292)
Income taxes	-	-	-	-	-
Net loss	$(13,755)	$(22,591)	$(11,849)	$(10,343)	$(8,292)

Earnings per share: Basic and diluted	$(0.08)	$(0.15)	$(0.09)	$(0.10)	$(0.10)

Financial Position Data
Total assets	$42,404	$39,883	$49,793	$45,654	$27,011
Total liabilities	14,734	4,572	3,298	3,943	2,830
Stockholders' equity	27,670	35,311	46,495	41,711	24,181

(1)
During the fourth quarter of 2006, we determined that the functional currency for our Chinese operations for 2006 and prior reporting periods included in this Annual Report on Form 10-K was U.S. Dollars, instead of the Chinese RMB as previously reported and utilized.  For additional information, see "Foreign Currency Transactions" in Note 1 to the consolidated financial statements.

(2)
For additional information on our Exploration costs, see Item 7, "Managements Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies" and Note 5 to the consolidated financial statements.

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

Overview.  We are a development stage company, and our activities include principally drilling, testing, completing and dewatering of exploratory coalbed methane ("CBM") wells, preparing for possible gas sales in the future and organizational activities. We believe that good environmental, social, health and safety performance is an integral part of our business success. We conduct our business with respect and care for our employees, contractors, communities, and the environments in which we operate.  Our vision is zero harm to people and the environment while creating value for our shareholders as well as for China, including the regions and communities within which we operate.  Our commitment to these principles is demonstrated by the fact that we have had no lost-time accidents in the past 4.5 years-plus and no major environmental incidents.  We have a commitment to being good corporate citizens of China, striving to emphasize and utilize very high levels of Chinese content in personnel, services, and equipment; and we have achieved very high percentages of Chinese content in each category.

During 2009, we continued our efforts to explore and develop CBM in Shanxi Province in northern People's Republic of China ("PRC" or "China") and in Yunnan Province in southern PRC.  We continued to employ numerous safety precautions to ensure the safety of our employees and independent contractors.  We also conducted our operations in accordance with various laws and regulations concerning the environment, occupational safety and health.

On March 13, 2009, we formed a strategic alliance related to our Qinnan Block with Arrow Energy International Pte Ltd ("Arrow"), the Singapore-based subsidiary of Arrow Energy Limited, a large Australian CBM producer.  For additional information on the strategic alliance, see "Capital Resources and Liquidity" and Item 1. "Business – Strategic Alliance with Arrow."  Assuming that we obtain approval from our Chinese partner company and the MOC, and satisfy the other conditions under the Farmout Agreement with Arrow, then the additional payment due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our currently planned work programs through 2010.  Our current work programs would satisfy the minimum exploration expenditures for all three of our PSCs for 2010.

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

Shouyang Block, Shanxi Province.  During the third quarter of 2009, the MOC approved a modification agreement (the "2009 Shouyang PSC Modification Agreement"), which among other provisions, extended Phase III of the exploration period to June 30, 2011 from June 30, 2009.

The 1H Pilot Area of the Shouyang Block is being closely monitored and work programs are being carried out there to achieve three primary goals: (i) to enlarge our pilot area and continue to expand the area in our 1H Pilot where critical desorption and gas production have begun to occur thereby increasing gas production, (ii) to add step out wells that will help delineate the geographic extent of the high permeability and high gas content area and, (iii) to determine the optimal approach to minimize costs and maximize gas recovery.  To reach these goals, we drilled six horizontal wells, twelve vertical wells, six deviated wells and three parameter wells by the end of fall 2009.

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

In December 2009, we commenced a winter drilling program at the Shouyang Block to drill eight new wells. We plan to complete the winter drilling program and drilling of three additional new wells by early April, thus fully utilizing the five rigs available to us, and bringing the number of completed wells to ten by April.  Of these eleven wells, nine are program wells drilled in the 1H Pilot Area to expand the field to the west and increase the amount of gas being produced to commercial levels in the second half of 2010; while two are parameter wells drilled several kilometers to the west and southwest to obtain further information regarding the geographic extent of the high permeability/high gas content area.

Current plans call for those rigs to commence five more wells in April and early May, and three more in early June with the emphasis increasingly shifting to drilling parameter wells at four to six kilometer intervals to the west, south, and east with the goal of demonstrating that there is a very large area of the Shouyang Block that contains high gas content as well as good permeability characteristics. Of the five wells to be spudded in April and early May, four will be parameter wells seeking to show that much of the northern area of the Shouyang Block shares the same rare combination of high permeability and high gas content discovered in the 1H Pilot Area.  The three wells planned to be commenced in June will also be parameter wells.

In summary, our plan is to include the following in our drilling programs in the near future:

•	Finish the winter drilling program by April – eleven wells (nine in the 1H Pilot Area and two parameter wells to the west and southwest of the 1H Pilot Area);
•	April and early May – five wells, four of which are parameter wells; and
•	Early June – three wells, all parameter wells.

To date, the 1H Pilot wells, as well as  the parameter wells drilled at intervals of four to six kilometers to the south and to the west of the 1H Pilot Area have revealed permeability ranging from 10 to 80 millidarcies.  Permeability in the 2H area, about seven kilometers south of the 1H Pilot Area, appears to be around 60 millidarcies.  In the area surrounding the  P2, about six kilometers west of the 1H Pilot area, the permeability appears to be between 10 and 20 millidarcies; while in the  area surrounding the P3 well, about six kilometers southwest of the 1H Pilot Area, the permeability appears to be about 10 to 15 millidarcies.  This range of permeability compares favorably with a number of successful CBM fields.  With permeabilities ranging from areas of 10 millidarcies to 80 millidarcies, the Shouyang Block seems to have  an area of high permeability coupled with high gas.

The Company also plans to conduct four fracture stimulation programs over the next five months:

•	Beginning mid-March - twelve wells;
•	April - seven wells, including three in the 1H Pilot area;
•	June - three wells; and
•	July - probably four wells.

All of these wells will be fractured using the improved methods discovered by FEEC during its 2009 Work Program, which included using resin-coated sand to improve the stability and durability of the fracs.  The Company also announced that the remaining wells should be spudded  during the winter program  shortly after the Chinese New Year holiday and the final fracture process is scheduled to be completed to finish the  work on the winter drilling and testing program by the end of April.  The Company explained that each of the wells being drilled and fractured will be completed and dewatering will begin immediately thereafter in the Number 15 coal seam for each of these newly drilled wells.

Far East also announced the initial results of the production capacity tests on the Number 9 coal seam for four wells. It is too early to be able to predict the total gas production capacity of these wells in the Number 9 coal seam but it does appear that compared with the Number 15 coal seam in the 1H Pilot Area, the Number 9 coal seam has a higher gas saturation level which could allow the Company to produce CBM from that coal seam with a shorter dewatering period than has been necessary in the Number 15 coal seam.

Instead of continuing to flare the current gas production, Far East believes it could initiate gas sales as early as the third quarter of 2010.  We are in discussions with three separate parties (two pipelines and one CNG company) regarding the potential off-take and sale of gas produced from the 1H Pilot Area.  The two pipeline companies are planning to lay lines approximately 18 inches in diameter near the Shouyang Area.  One of the pipeline companies recently stated that it would consider slightly re-routing its line to come to within approximately two kilometers of Far East’s 1H Pilot Area, with that company’s pipeline expected to be completed by July or August.  That pipeline is being built to take gas off the Shanjing II pipeline that runs from Western China to Beijing and to move that gas towards the provincial capital of Shanxi Province.  Its route was already planned to pass within five to seven kilometers of the 1H Pilot Area.  Additionally, the pipeline company has stated that it does not intend to require that Far East guarantee volumes of gas.  Normally, in order to induce a pipeline to build to a producing area, the producer must guarantee that a certain volume of gas will be available to the pipeline.

Qinnan Block, Shanxi Province.  Phase III of the exploration period under the Qinnan PSC expired on June 30, 2009.  We have had discussions with CNPC regarding the extension of the exploration period.  At CNPC's request, we have provided certain operational and financial information about our Company to assist them in the decision making process.  Recently, CNPC has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008.  There can be no assurance that we will be successful in extending the Qinnan PSC.  For many months CNPC has been awaiting authorization from the Chinese government allowing it to deal with foreign partners on CBM projects. On March 7, 2010, several major news outlets reported that CNPC stated that it has been authorized to jointly develop coalbed methane projects with foreign partners, but we have not yet obtained official confirmation of this.  There can be no assurance that CNPC will approve an extension of the exploration period or approve the Farmout Agreement with Arrow.  Future work program at the Qinnan Block depends largely on whether the exploration period of the Qinnan PSC will be extended as well as whether the necessary Chinese government approvals will be obtained for the Farmout Agreement with Arrow.

Enhong-Laochang Area, Yunnan Province.  Currently, we are conducting a strategic review of our Yunnan holdings to determine whether they fit within our risk profile given the tight capital markets and general economic downturn.  We take into consideration, among other factors, our overall corporate strategy, the prospective costs and benefits of the acreage, our relationship with our Chinese partner companies and our current cash position in order to formulate an optimal strategy for the Company.  The strategy may include, but not be limited to: (i) minimal capital spending to continue holding the acreage, (ii) sale, farm-out or partial farm-out of the acreage, (iii) full or partial relinquishment of the acreage, or (iv) continued staged exploration of the acreage.  We have not yet concluded this review and cannot make any projection as to the likely outcome of this review.  Moreover, CUCBM will have its own view and certain outcomes will be subject to CUCBM and MOC approval.

Because there are no pipelines currently in the vicinity of our Yunnan Province projects, our ability to sell CBM produced on these projects to communities outside the general area will be contingent upon a gas pipeline, CNG facility or other off-take vehicle being built close to our project area.  We estimate the initial cost to construct a connecting pipeline and compression facilities from our project area to the nearest large cities, Qujing and Kunming, may be in the range of $20 million to $50 million or more.  Recently, it is reported that CNPC will undertake a pipeline construction project with support from the Yunnan provincial government to extend the Myanmar-China natural gas pipeline to pass through the city of Kunming, then go northward through the city of Zhaotong, and finally connect with major interprovincial pipelines in Sichuan Province. Further, the pipeline plans are expected to include a branch that is expected to connect Kunming to Qujing.  We believe that the construction, which would lay pipelines closer to our projects, would help reduce the cost for CBM off-take from our projects and increase our ability to eventually deliver gas to consumers.  If CUCBM elects a 40% participating interest in Yunnan Province project, our costs would be reduced accordingly.

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

The three PSCs are divided into three periods: exploration, development and production. All three PSCs are in the exploration period, although the exploration period of the Qinnan PSC expired on June 30, 2009, and is the subject of the extension request discussed elsewhere herein.  Currently, we bear all exploration costs for discovering and evaluating CBM-bearing areas during the exploration period.  During the third quarter of 2009, the MOC approved modification agreements to extend the exploration periods for the Shouyang PSC and the Yunnan PSC to June 30, 2011. CUCBM is our Chinese partner company in these PSCs and has the right to participate in up to 30% of the interest in the Shouyang PSC and up to 40% of the interest in the Yunnan PSC.  CNPC has recently replaced CUCBM as our Chinese partner company for the Qinnan PSC. We are continuing to pursue an extension of the exploration period of the Qinnan PSC. It is possible that CNPC might elect to issue a new PSC, which could be on less favorable terms than those in the current PSC. At CNPC's request, we have provided certain operational and financial information about our Company to assist them in the decision making process. Recently, CNPC has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008.  There can be no assurance that we will be successful in extending the exploration period of the Qinnan PSC or that a new PSC will be granted. Additionally, in connection with obtaining this extension or a new PSC, we may be required to commit to certain expenditures or to modify the terms or respective ownership interests and/or acreage in the PSC.  If we are unable to raise sufficient funds to commit to these expenditures, it may adversely affect our ability to extend the PSC.

During the exploration period, all expenditures are funded by us.  Expenditures in the development and production periods are funded in proportion to the respective participating share of the participants in the PSC.  If we satisfy the conditions to the Farmout Agreement, including obtaining approval from our Chinese partners and the MOC, and successfully assign 75.25% of our participating interest in the Qinnan PSC to Arrow, Arrow will make an initial payment of $8 million to us, become the operator under the Qinnan PSC, and, subject to certain conditions, will fund all exploration costs associated with the Qinnan PSC up to a maximum of $30 million.  If the conditions to the Farmout Agreement are not satisfied prior to October 15, 2009 (the "Farm-In Deadline"), then either party has the right to terminate the Farmout Agreement by delivering notice of such termination to the other party. The terms of the Farmout Agreement were subsequently amended in October 2009 and then again in November 2009.  The October 2009 amendment changed the Farm-In Deadline to November 20, 2009.  The November 2009 amendment provided, among other things, further changed the Farm-In Deadline to December 19, 2009.  In conjunction with the November 2009 amendment, FEEB and Arrow also agreed that interest on the Exchangeable Note would begin to accrue as originally scheduled on October 16, 2009.  Since December 19, 2009, each of the Company and Arrow have had the right to terminate the Farmout Agreement at any time, though neither party has elected to exercise that right and the parties are continuing to use efforts to satisfy the conditions contemplated by the Farmout Agreement.  Assuming that the Farmout Agreement conditions are met, after Arrow reaches such $30 million cap, FEEB and Arrow will share further Qinnan development costs and any future revenues in proportion to the participating interests in the Qinnan PSC, provided that FEEB may, in its discretion, instead elect to assign all of its interest in the Qinnan PSC to Arrow subject to retaining a 2% overriding royalty interest.  In addition, under the Farmout

Agreement, if we obtain Chinese governmental approval of an ODP for the Qinnan area, Arrow will pay FEEB an additional $8 million in cash as a bonus, and FEEB will have the option to assign all of its interest in the Qinnan PSC to Arrow, while retaining a 5% overriding royalty interest.  Qualified project costs incurred under the PSCs by us can be recovered from the value of the first 75% of gross production of CBM for the two Shanxi Province PSCs and 70% of gross production of CBM for the Yunnan PSC.  Participants will pay their proportionate share of the value added tax and State royalty according to the relevant government regulations  In addition, with respect to the Shouyang and Qinnan PSCs, our company must pay ConocoPhillips, Inc. a 3.5% royalty on production.

Results of Operations

Year Ended 2009 compared to Year Ended 2008

The table below sets out major components of our expenditures (in thousands):

	2009	2008
Additions to Unevaluated
Oil and Gas Properties (capitalized)
- Shouyang Block, Shanxi Province (1)	$3,584	$6,930
Exploration Expenditures (expensed)
- Shouyang Block, Shanxi Province	2,093	1,540
- Qinnan Block, Shanxi Province	1,558	3,880
- Yunnan Province	852	1,956
- Total	4,503	7,376	(2)
Lease Operating Expenditures (expensed)
- Shouyang Block, Shanxi Province	1,710	2,860
- Qinnan Block, Shanxi Province	182	44
- Total	1,892	2,904

Total Exploration and Operating Expenditures	$9,979	$17,210

General and Administrative Expenses	$6,479	$4,515

(1)	Capitalized in the Consolidated Balance Sheets.
(2)
Exploration Expenditures shown are different from Exploration costs in the Consolidated Statements of Operations as these expenditures do not include prior year unevaluated exploratory well costs charged to expense of $7.9 million for 2008.

The costs of drilling exploratory wells are capitalized on the Consolidated Balance Sheets as Additions to Unevaluated Oil & Gas Properties pending determination of whether they have discovered proved commercial reserves. If it is determined that no proved commercial reserves are discovered, the related capitalized costs will be expensed on the Consolidated Statements of Operations. Other exploration and lease operating expenditures are charged to expense as incurred.

The table below sets out the operating expenses in the Consolidated Statements of Operations (in thousands):

	2009	2008	Increase (Decrease)	% Change
Exploration costs	$4,503	$15,283	$(10,780)	-71%
Lease operating expense	1,892	2,904	(1,012)	-35%
General and administrative	6,479	4,515	1,964	43%
Total	$12,874	$22,702	$(9,828)	-43%

Exploration costs consist primarily of the write-off of drilling and exploration costs previously capitalized. Accounting for such write-offs is determined by Financial Accounting Standards Board "("FASB") Accounting Standards Codification ("ASC") Topic 932, Extractive Activities – Oil and Gas, which requires that wells be expensed unless a sufficient quantity of reserves has been located to justify completing the well, and the enterprise is making sufficient progress assessing the reserves.  Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves.  For further discussion of our accounting policies, see "Critical Accounting Policies—Accounting for Oil and Gas Properties" below.

The table below sets out components of exploration costs for the years ended December 31, 2009 and December 31, 2008 (in thousands):

	Year ended December 31,
	2009	2008
Capitalized well costs charged to expense	$-	$7,907
Seismic data acquisition	-	84
Technical personnel compensation	698	641
PSC related payments	1,218	1,044
Contract drilling & related expenses	2,587	5,607
Total	$4,503	$15,283

During 2008, we determined that $7.9 million of capitalized costs incurred previously no longer met the requirements for continued capitalization.  The amount includes $7.0 million related to the FCC-HZ02 well in the Shouyang project.  Accordingly, we charged this amount to exploration costs. There were no comparable charges in 2009. Exploration costs also decreased due primarily to a higher contract drilling and related expenses for 2008 related to the Yunnan PSC of $1.1 million and the Qinnan PSC of $2.2 million.

The table below sets out components of Lease Operating Expense ("LOE") expense for the years ended December 31, 2009 and December 31, 2008 (in thousands):

	Year ended December 31,
	2009	2008
Workovers	$292	$1,266
Pumping Related Costs	1,379	1,265
Supervision	221	373
Total	$1,892	$2,904

LOE for 2009 was comprised of costs pertaining to the dewatering efforts in the Shouyang and Qinnan Blocks in Shanxi Province, which presently have sustained low rates of small gas production. To date, the production is not at commercial levels and the data obtained is not sufficient to project when or if the wells will achieve commercial gas production rates and what those rates may be.  LOE for the year ended December 31, 2009 decreased primarily due to a decrease in workovers of $1.0 million partially offset by an increase in pumping related costs of $0.1 million. As of December 31, 2009, 29 wells were being dewatered: 7 horizontal wells, 6 deviated wells and 16 vertical wells. As of December 31, 2008, 20 wells were being dewatered: 5 horizontal wells, 3 deviated wells and 12 vertical wells.

General and administrative (“G&A”) expenses included non-cash items, primarily share-based compensation and depreciation, totaled $1.1 million and a negative $0.5 million for 2009 and 2008, respectively.  In 2008, a $2.1 million downward adjustment was made to previously recognized share-based compensation costs to reflect higher estimated forfeiture rates. Excluding the downward adjustment in 2008, G&A expenses for 2009 and 2008 were comparable.

Year Ended 2008 compared to Year Ended 2007

The table below sets out major components of our expenditures (in thousands):

	2008	2007
Additions to Unevaluated
Oil and Gas Properties (capitalized)
- Shouyang Block, Shanxi Province (1)	$6,930	$7,326
- Yunnan Province	-	331
- Total	6,930	7,657
Exploration Expenditures (2)
- Shouyang Block, Shanxi Province	1,540	1,128
- Qinnan Block, Shanxi Province	3,880	1,167
- Yunnan Province	1,956	893
- Total	7,376	3,188
Lease Operating Expenditures (expensed)
- Shouyang Block, Shanxi Province	2,860	1,945
- Qinnan Block, Shanxi Province	44	-
- Total	2,904	1,945
Total Exploration and Operating Expenditures	$17,210	$12,790

General and Administrative Expenses	$4,515	$7,230

(1)	Capitalized on the Consolidated Balance Sheets.
(2)
Exploration Expenditures shown are different from Exploration costs in the Consolidated Statements of Operations as these expenditures do not include prior year unevaluated exploratory well costs charged to expense of $7.9 million for December 31, 2008 and $0.2 million for December 31, 2007.

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

LOE for 2008 was comprised of costs pertaining to the dewatering efforts in the Shouyang and Qinnan Blocks in Shanxi Province, which presently have sustained low rates of small gas production. To date, the production is not at commercial levels and the data obtained is not sufficient to project when or if the wells will achieve commercial gas production rates and what those rates may be.  LOE for the year ended December 31, 2008 increased primarily due to an increase in workovers of $0.4 million and an increase in pumping related costs of $0.4 million.  As of December 31, 2008, 20 wells were being dewatered: 5 horizontal wells, 3 deviated wells and 12 vertical wells. As of December 31, 2007, 5 wells were being dewatered: 4 horizontal wells and 1 vertical well.

G&A expenses included non-cash items, primarily share-based compensation and depreciation, totaled a negative $0.5 million and $1.4 million for 2008 and 2007, respectively.  G&A expenses for 2008 decreased primarily due to a $2.1 million adjustment made to previously recognized share-based compensation costs to reflect higher estimated forfeiture rates. Other decreases in general and administrative expenses for 2008 are due to actions taken to reduce expenses of $0.2 million in light of the change in the global economic conditions, reduction in travel expense of $0.1 million, and a reduction in third party investor relations and web-site hosting of $0.2 million. Additionally, insurance expense in 2008 was lower by $0.1 million.

Capital Resources and Liquidity

We have no source of revenue or cash flow from operations, and our primary source of cash flow has been cash proceeds from public offerings and private placements of our common stock and warrants to purchase our common stock, and the exercise of warrants and options to purchase our common stock.

On March 13, 2009, the Company and FEEB formed a strategic alliance related to our Qinnan Block with Arrow, the Singapore-based subsidiary of Arrow Energy Limited.  Specifically, on that date, (i) FEEB and Arrow entered into the Farmout Agreement  under which, subject to certain conditions, FEEB will assign to Arrow 75.25% of its rights (the "Assignment") in the Qinnan PSC, (ii) the Company, FEEB and Arrow entered into a Securities Purchase Agreement (the "Purchase Agreement"), (iii) FEEB issued an Exchangeable Note, $10 million principal amount (the "Exchangeable Note"), to Arrow for $10 million in cash, (iv) the Company issued a Warrant (the "Warrant") to Arrow for 7,420,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), at an exercise price of $1.00 per share, and (v) the Company and Arrow entered into a Registration Rights Agreement (the "Registration Rights Agreement" and, collectively with the other agreements described in the preceding clauses (i) through (iv), the "Agreements").

Farmout Agreement.  The Farmout Agreement conditions the Assignment on, among other things, the receipt of required approvals from the government of the PRC (collectively, the "Farm-In Conditions") on or prior to December 19, 2009 or such later date as the parties may agree upon (the "Farm-In Deadline").  The terms of the

Farmout Agreement were subsequently amended in October 2009 and then again in November 2009.  The October 2009 amendment changed the Farm-In Deadline to November 20, 2009.  The November 2009 amendment provided, among other things, further changed the Farm-In Deadline to December 19, 2009.  In conjunction with the November 2009 amendment, FEEB and Arrow also agreed that interest on the Exchangeable Note would begin to accrue as originally scheduled on October 16, 2009.  Since December 19, 2009, each of the Company and Arrow have had the right to terminate the Farmout Agreement at any time, though neither party has elected to exercise that right and the parties are continuing to use efforts to satisfy the conditions contemplated by the Farmout Agreement.  There can be no assurance that our Chinese partners or the MOC will approve the Farmout Agreement.  The parties are required to exercise their respective commercially reasonable efforts in good faith to satisfy the Farm-In Conditions under the current Farmout Agreement, upon satisfaction of the Farm-In Conditions, Arrow will make an initial payment to the Company of $8 million, and, subject to certain conditions, including government approval for the extension of the current exploration period, Arrow will fund all exploration costs associated with the Qinnan PSC up to a maximum of $30 million.  After Arrow reaches such $30 million cap, FEEB and Arrow will share further Qinnan area exploration costs in proportion to their participating interests in the Qinnan PSC, provided that FEEB may, in its discretion, instead elect to assign all of its interest in the Qinnan PSC to Arrow subject to retaining a 2% overriding royalty interest.  In addition, under the Farmout Agreement, if the parties obtain Chinese governmental approval of an ODP for the Qinnan area, Arrow will pay FEEB an additional $8,000,000 in cash as a bonus, and FEEB will have the option to assign all of its interest in the Qinnan PSC to Arrow, while retaining a 5% overriding royalty interest.  If an overall development program is approved, then FEEB and Arrow will share related development costs and any future revenues for such area on a pro-rata basis in accordance with their participating interests in the Qinnan PSC.

As discussed above, if the Farm-In Conditions are not satisfied prior to the Farm-In Deadline, then either party has the right to terminate the Farmout Agreement by delivering notice of such termination to the other party.  In addition to the foregoing, the Farmout Agreement contains certain customary representations, warranties and covenants of the parties.  Further, if certain events of default occur, then FEEB will be entitled to exercise rights to revoke the Assignment and the Farmout Agreement will automatically terminate.

Purchase Agreement.  Under the Purchase Agreement, FEEB issued Arrow the Exchangeable Note, the Company issued Arrow the Warrant and Arrow paid FEEB $10 million in cash.

Exchangeable Note.  The Exchangeable Note has an initial principal amount of $10 million and bears interest at a rate of 8% per annum, which began to accrue on October 16, 2009 and matures on March 13, 2011 (the "Maturity Date"), unless repaid earlier.  Principal and interest is due and payable on the Maturity Date or earlier if payment is accelerated upon the occurrence and continuance of an event of default (addressed below).

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

Warrant.  The Warrant entitles Arrow to purchase 7,420,000 shares of Common Stock at an exercise price of $1.00 per share, subject to certain equitable adjustment mechanisms in the event of a sale of the Company, stock split or similar occurrence.  The Warrant expired in December 2009.

Assuming that we obtain approval from our Chinese partner company and the MOC, and satisfy the other conditions under the Farmout Agreement with Arrow, then the additional payment due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our currently planned work programs through 2010.  Our current work programs would satisfy the minimum exploration expenditures for all three of our PSCs for 2010.  Our ability to continue as a going concern depends upon our ability to obtain substantial funds for use in our development activities and upon the success of our planned exploration and development activities. There can be no guarantee of future fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs. The consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments that might result from the outcome of this uncertainty.  Management believes that we will continue to be successful in obtaining the funds necessary to continue as a going concern.

Cash flow

As of December 31, 2009, 2008 and 2007, cash and cash equivalents were $5.6 million, $7.9 million and $16.9 million, respectively.  The decrease of $2.3 million in cash and cash equivalents from beginning to end of the fiscal year 2009 was primarily due to cash outflows related to field operations of approximately $8.8 million,  G&A expenditures of approximately $5.4 million, restricted cash of $2.0 million set aside for the exploration expenditures in the Qinnan Block from the proceeds of the Exchangeable Note and costs associated with the strategic alliance with Arrow of approximately $0.5 million, partially offset by the net proceeds from the issuance of the Exchangeable Note of $10 million related to the strategic alliance with Arrow and $4.4 million related to the sale of shares of common stock in December 2009.  During the period from the formation of the strategic alliance with Arrow to the end of the fourth quarter, we used approximately $1.3 million of the $2 million restricted cash for exploration expenditures related to the Qinnan Block.  As of December 31, 2009, our balance in restricted cash was $0.7 million.

Cash used in operating activities for 2009 was $12.7 million as compared to $13.3 million for 2008 and $10.8 million for 2007.  We generated no revenue in any of those years. The decrease in cash used in operating activities in 2009 of $0.6 million as compared to 2008 was due primarily to decreased exploratory contract drilling and related expenses of $3.0 million, decreased in LOE workover costs of $1.0 million, partially offset by an unfavorable change in working capital of $2.6 million, an increase in cash G&A of $0.4 million and an increase in PSC related payments of $0.2 million.    The increase in cash used in operating activities in 2008 as compared to 2007 was due primarily to increased exploration costs and operating expense, partially offset by an increase in total accounts payable and accrued liabilities.  Operating expense for 2008 increased as a result of our expanded dewatering efforts.  Dewatering efforts in 2008 related to a total of 20 wells: 5 horizontal wells, 3 deviated wells and 12 vertical wells. Dewatering efforts in 2007 related to a total of 5 wells: 4 horizontal wells and 1 vertical well.

Cash used in investing activities for 2009 was $3.5 million, as compared to $7.6 million for 2008 and $8.1 million for 2007.  The decrease of $4.1 million was primarily due to a decrease in additions to unevaluated oil and gas properties of $3.9 million.  In 2008, cash used in investing activities was lower than in 2007 due primarily to a decrease in capitalized drilling costs of $0.3 million.

Cash provided by financing activities for 2009 was $13.9 million, as compared to $11.8 million for 2008 and $15.2 million for 2007.  Cash provided by financing activities for 2009 of $13.9 million was a result of the $10 million in proceeds from the issuance of the Exchangeable Note in the first quarter of 2009 and the sale of 11.6 million shares of our common stock and warrants to purchase up to 4.6 million shares of our common stock in the fourth quarter of 2009 for $4.4 million.  The increase was partially offset by the total financing costs of $0.5 million.  Cash provided by financing activities for 2008 of $11.8 million was a result of the sale of 24 million shares of our common stock and warrants to purchase up to 8.4 million shares of our common stock in the second quarter of 2008.   Cash provided by financing activities for 2007 of $15.2 million was a result of the sale of approximately 11.5 million shares of common stock and warrants to purchase up to approximately 4 million shares of common stock for $14.8 million as well as proceeds of $0.4 million from the exercise of options to purchase our common stock.

Capital Resources and Requirements

Our board of directors has the authority, without further action by the stockholders, to issue up to 500 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500 million shares of common stock authorized under our charter documents, of which approximately 173.8 million shares were issued and outstanding as of December 31, 2009. In September 2009, we filed with the SEC a shelf registration statement on Form S-3 for the offer and sale from time to time up to $75 million of our debt and equity securities.  The amount available under the registration statement at March 12, 2010 was approximately $65.1 million.

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

The exploration and development of CBM reserves requires substantial capital expenditures. In order to reduce our required investment in a particular project, we may form joint ventures and seek joint venture partners to share the costs. We incurred approximately $10.0 million of costs related to exploratory activities during 2009.  Assuming that we obtain approval from our Chinese partner company and the MOC, and satisfy the other conditions under the Farmout Agreement with Arrow, then the additional payment due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our currently planned work programs through 2010.  Our current work programs would satisfy the minimum exploration expenditures for all three of our PSCs for 2010.  We may expand our capital and related expenditures, depending on the timing of our receipt of any funds from our fundraising efforts and on whether results from our current exploratory activities indicate that it is beneficial for us to incur the additional expenditures.

We will also require resources to fund significant capital expenditures for exploration and development activities and to fund operating expenses in future periods. We are not able to accurately predict when we will recognize meaningful revenues.  CBM projects traditionally require multiple wells to properly dewater the coal and generate predictable volumes of gas. To generate revenue prior to the point at which production reaches pipeline quantities, we may elect to install compressors and produce compressed natural gas ("CNG"), which could be sold to local communities. Production of CNG would require the installation of a CNG facility, which would likely be constructed and paid for by the purchaser of our gas production. Currently, two national trunklines, one to Beijing and one to Shanghai, traverse China in proximity to our Shanxi Province projects.  However, we are in discussions with three separate parties (two pipelines and one CNG company) regarding the potential off-take and sale of gas produced from the 1H Pilot Area.  Far East believes it could initiate gas sales as early as the third quarter of 2010. The two pipeline companies are planning to lay lines approximately 18 inches in diameter near the Shouyang Area.  One of the pipeline companies recently stated that it would slightly re-route its line to come to within approximately two kilometers of Far East’s 1H Pilot Area, with that company's pipeline expected to be completed by July or August.   That pipeline is being built to take gas off of the Shanjing II pipeline that runs from Western China to Beijing and to move that gas towards the provincial capital of Shanxi Province. Its route was already planned to pass within five to seven kilometers of the 1H Pilot Area.  Therefore, the pipeline company has stated that it does not intend to require that Far East guarantee volumes of gas.  Normally, in order to induce a pipeline to build to a producing area, the producer must guarantee that a certain volume of gas will be available to the pipeline.  If our discussions with the three separate third parties do not result in any commercially viable arrangement and in the absence of any similar arrangement with other companies, pipelines may need to be built on those projects to connect to larger pipelines to transport any CBM that may be produced from those projects.  We estimate the initial cost for these connecting pipelines and compression facilities may be in the range of $10 million to $20 million or more.  If CUCBM elects a 30% participating interest in our Shanxi Province project, our net costs would be reduced accordingly.  Additionally, if we are successful in assigning 75.25% of our current participating interest in the Qinnan PSC to Arrow, our net cost with respect to any project for that PSC would be reduced accordingly.  There is no assurance that any of the existing pipelines we might desire to connect to in the future will have sufficient capacity available to meet our requirements or the costs of using such pipelines would be economical.  Additionally, there is no assurance that we will be able to use the existing pipeline on terms acceptable to us or at all, as the PRC does not require that open access to pipeline infrastructure be allowed.

Assuming that we obtain approval from our Chinese partner company and the MOC, and satisfy the other conditions under the Farmout Agreement with Arrow, then the additional payment due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our currently planned work programs through 2010.  Our current work programs would satisfy the minimum exploration expenditures for all three of our PSCs for 2010.  However, to develop our projects in China over the long term, we need to obtain project funding to satisfy significant expenditures for exploration and development of those projects, if they are successful. We intend to obtain the funds for our planned exploration and development activities by various methods, which might include issuing equity securities, issuing debt instruments, the exercise of warrants issued to investors in conjunction with the recently completed private offerings, obtaining farmout partners, selling certain property interests, and entering into a strategic transaction, among other alternatives. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  In particular, any transfer of our rights under the PSCs will require the approval of CUCBM.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer.  If our operating requirements vary materially from those currently planned, we may require more financing than currently anticipated. Borrowing money may involve pledging some or all or our assets.  Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing stockholders.  If we fail to raise the necessary funds to complete our exploration activities and we cannot obtain any required extensions to the requirements under our PSCs, we would not be able to successfully complete our exploration activities and we may lose rights under our PSCs.

Contractual Obligations

Obligations under non-cancelable agreements at December 31, 2009 were as follows (in thousands):

			Payments Due by Period
	Total		2010	2011-2012	2013-2014	2015 and Beyond
Long-Term Debt Obligations	$11,142	(1)	$-	$11,142	$-	$-
Capital Lease Obligations	-		-	-	-	-
Operating Lease Obligations (2)	570		387	183	-	-
Purchase Obligations (3)	12,902		8,983	3,919	-	-
Other Long-Term Liabilities Reflected on the
Registrant's Balance Sheet Under GAAP (4)	339		-	-	-	339
Totals	$24,953		$9,370	$15,244	$-	$339

____________

(1) Amount represents the total of principal and interest due on March 13, 2011 under the Exchangeable Note, unless repaid earlier.  The Exchangeable Note bears interest at a rate of 8% per annum, which began to accrue on October 16, 2009.  If the approval by Chinese governmental authorities of the assignment to Arrow has been obtained or the requirement to obtain the approval has been waived, the Exchangeable Note will automatically be exchanged in full for shares of common stock at an exchange rate of 21,052.63 shares per $10,000.
(2) We enter into operating leases in the normal course of business primarily for our office space and equipment.
(3)   We include in purchase obligations contractual agreements to purchase goods or services that are legally enforceable and that specify all significant terms, including fixed or minimum quantities, fixed, minimum or variable price provisions and the approximate timing of the transaction. We have included our obligations under the PSCs for the Yunnan Province and the Shanxi Province projects (assuming approval for the Qinnan PSC exploration phase is granted by the Chinese government) for which the amounts were specified in the contracts. We have elected to enter into Phase II for the Yunnan Province project and Phase III for the Shanxi Province projects and have included contractual expenses through completion of these phases, which are currently required to be completed by June 30, 2011.
(4)   Amount represents our asset retirement and environmental obligations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2009, we were not involved in any form of off-balance sheet arrangement.

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

We believe the following critical accounting policies reflect our significant estimates and judgments used in the preparation of our financial statements:

Accounting for Oil and Gas Properties. We use the successful efforts method of accounting for our oil and gas properties. Under this method, oil and gas lease acquisition costs and intangible drilling costs associated with exploration efforts that result in the discovery of proved reserves and costs associated with development drilling, whether or not successful, are capitalized when incurred. If proved commercial reserves are not discovered, such drilling costs are expensed. In some circumstances, it may be uncertain whether proved commercial reserves have been found when drilling has been completed. Under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 932, Extractive Activities – Oil and Gas ("ASC 932"), such exploratory well drilling costs may continue to be capitalized if the reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. We assess our capitalized exploratory wells pending evaluation each quarter to determine whether costs should remain capitalized or should be charged to earnings. Other exploration costs, including geological and geophysical costs, are expensed as incurred. We recognize gain or loss on the sale of properties on a field basis.

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

Share-based Compensation.  We measure the compensation expense for stock options granted as compensation to our employees  based on the grant date fair value of the awarded options under FASB ASC Topic 718, Compensation – Stock Compensation ("ASC 718").  We determine the fair value of stock option grants using the Black-Scholes option pricing model.   We determine the fair value of shares of nonvested stock based on the last quoted price of our stock on the OTC Bulletin Board on the date of the share grant.   The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award.  As share-based compensation expense is recognized based on awards ultimately expected to vest, we have reduced the expense for estimated forfeitures based on historical forfeiture rates.  Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period.  Excess tax benefits, as defined in ASC 718, if any, are recognized as an addition to paid-in capital.

Impairment of unproved oil and gas properties. Unproved leasehold costs and exploratory drilling in progress are capitalized and are reviewed periodically for impairment. Costs related to impaired prospects or unsuccessful exploratory drilling are charged to expense. The estimated fair value of unproved leasehold costs includes the present value of probable reserves discounted at rates commensurate with the risks involved in each classification of reserve. Our assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impacts the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future, as it may not be economical to develop some of these unproved properties. As of December 31, 2009, we had total unproved oil and gas property costs of approximately $34.4 million, consisting of undeveloped leasehold costs of $0.3 million in China and unevaluated exploratory drilling costs of $34.1 million incurred in China.

Estimates of future dismantlement, restoration, and abandonment costs. The accounting for future development and abandonment costs is determined by FASB ASC Topic 410, Asset Retirement and Environmental Obligations requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The accrual is based on estimates of these costs for each of our properties based upon the type of production structure, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Based on our experience and technical and financial data collected from managing our projects over the years, we were able to record the costs related to our asset retirement and environmental obligations in our financial statements beginning the fourth quarter of 2009.  Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based on numerous factors, including changing technology, the political and regulatory environment, estimates as to the proper discount rate to use and timing of abandonment.

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

Assessments of functional currencies.  Periodically, we assess the functional currencies of our Chinese subsidiaries to ensure that the appropriate currencies are utilized in accordance with the guidance in FASB ASC Topic 830, Foreign Currency Matters.  We determine whether the U.S. or the Chinese currency is the appropriate functional currency based on an assessment of the economic and financing environments in which the Chinese subsidiary is situated.  The assessment includes, among other factors, in what currencies the financing and operating expenditures are denominated and whether the subsidiary's operations are sufficient to service additional financings.  The assessment of functional currencies can have a significant impact on periodic results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in Chinese RMB and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. Prior to July 2005, the exchange rate between U.S. Dollars and Chinese RMB was fixed, and, consequently, we experienced no fluctuations in the value of goods and services we purchased in China because of currency exchange.  In July 2005, the Chinese government began to permit the Chinese RMB to float against the U.S. Dollar.  All of our costs to operate our Chinese offices are paid in Chinese RMB.  Our exploration costs in China may be incurred under contracts denominated in Chinese RMB or U.S. Dollars.  During 2009, the U.S. Dollar to RMB exchange rate was basically flat, fluctuated within a small range of 1:6.79 to 1:6.84, with a yearly average of 1:6.84.  If the Chinese RMB appreciates with respect to the U.S. Dollar, our costs in China may increase.  To date we have not engaged in hedging activities to hedge our foreign currency exposure.  In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.  If the exchange rate increased by 10%, it is estimated that our costs would  be approximately $0.7 million lower in 2009.  If the exchange rate were 10% lower during 2009, our costs would increase by approximately $0.8 million in 2009.

Although inflation has not materially impacted our operations in the recent past, increased inflation in China or the U.S. could have a negative impact on our operating and general and administrative expenses, as these costs could increase.  In the last couple of years, we have increased our use of Chinese suppliers, including drilling contractors, that are paid in RMB.  In 2008, China experienced inflationary pressures, which increased our costs associated with our operations in China.  In 2009, China did not experience any significant inflation.  In the future, inflation in China may result in higher minimum expenditure requirements under our PSCs if our Chinese partner companies adjust these requirements for inflation.  The actual inflationary impact on the Company may also be exacerbated by the increasing demand for goods and services in the oil and gas industry.  A material increase in these costs as a result could adversely affect our operations and, if there are material changes in our costs, we may seek to obtain additional funds earlier than anticipated.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm, JonesBaggett LLP, that audited our consolidated financial statements included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2009, which is included on page 51 of this Annual Report on Form 10-K.

/s/ Michael R. McElwrath	/s/ K. Andrew Lai
Michael R. McElwrath	K. Andrew Lai
Chief Executive Officer	Chief Financial Officer

Houston, Texas
March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Far East Energy Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Far East Energy Corporation and Subsidiaries (a development stage company) (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 and for the period from the date of incorporation on February 4, 2000 to December 31, 2009. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Far East Energy Corporation and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 and for the period from the date of incorporation on February 4, 2000 to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Far East Energy Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010, expressed an unqualified opinion thereon.

/s/ JonesBaggett LLP
JonesBaggett LLP (formerly Payne Smith & Jones, P.C.)

Dallas, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Far East Energy Corporation and Subsidiaries:

We have audited Far East Energy Corporation and Subsidiaries' (a development stage company) (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Far East Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Far East Energy Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Far East Energy Corporation and Subsidiaries, as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009 and for the period from the date of incorporation on February 4, 2000 to December 31, 2009, and our report dated  March 15, 2010 expressed an unqualified opinion thereon.

/s/ JonesBaggett LLP
JonesBaggett LLP (formerly Payne Smith & Jones, P.C.)

Dallas, Texas

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	At December 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$5,567	$7,880
Restricted cash	739	-
Inventory	225	188
Prepaid expenses	166	262
Deposits	346	124
Stock subscription receivable	275	-
Other current assets	16	46
Total current assets	7,334	8,500

Unevaluated oil and gas properties	34,421	30,837
Other fixed assets, net	480	546
Total property and equipment	34,901	31,383

Deferred financing costs	169	-
Total assets	$42,404	$39,883

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$3,098	$2,249
Accrued liabilities	1,354	2,323
Total current liabilities	4,452	4,572

Exchangeable note payable	10,000	-
Discount on exchangeable note payable	(228)	-
Long-term debt	9,772	-

Accrued interest payable - noncurrent	171	-

Asset retirement and environmental obligation	339	-

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 500,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 173,836,960 and 161,305,390 issued and outstanding, respectively	174	161
Additional paid-in capital	111,982	105,915
Unearned compensation	(279)	(313)
Deficit accumulated during the development stage	(84,207)	(70,452)
Total stockholders' equity	27,670	35,311
Total liabilities and stockholders' equity	$42,404	$39,883

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)

	Year ended December 31,			February 4, 2000 (Inception) through
	2009	2008	2007	December 31, 2009

Operating revenues	$-	$-	$-	$-
Operating expenses:
Exploration costs	4,503	15,283	3,345	31,521
Lease operating expense	1,892	2,904	1,945	7,699
General and administrative	6,479	4,515	7,230	41,567
Impairment loss	-	-	-	3,778
Loss on investment in joint venture	-	-	-	22
Amortization of contract rights	-	-	-	81
Total operating expenses	12,874	22,702	12,520	84,668
Operating loss	(12,874)	(22,702)	(12,520)	(84,668)
Other income (expense):
Interest expense	(863)	-	-	(1,040)
Interest income	5	260	721	1,875
Gain on sale of assets	(5)	-	-	3
Foreign currency transaction loss	(18)	(149)	(50)	(377)
Total other income	(881)	111	671	461
Loss before income taxes	(13,755)	(22,591)	(11,849)	(84,207)
Income taxes	-	-	-	-
Net loss	$(13,755)	$(22,591)	$(11,849)	$(84,207)

Comprehensive loss	$(13,755)	$(22,591)	$(11,849)	$(84,207)

Net loss per share:
Basic and diluted	$(0.08)	$(0.15)	$(0.09)

Weighted average shares outstanding:
Basic and diluted	162,251	151,231	128,631

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(In Thousands, Except Share Data)

	Common Stock		Additional		Deficit Accumulated During the	Total
	Number of Shares	Par Value	Paid-In Capital	Unearned Compensation	Development Stage	Stockholders' Equity

For the Years Ended December 31, 2007, 2008 and 2009

Balance at December 31, 2006	123,767,342	$124	$77,599	$-	$(36,012)	$41,711
Net loss	-	-	-	-	(11,849)	(11,849)
Common shares issued	11,480,452	11	14,803	-	-	14,814
Shares issued to consulting firm	60,000	-	60	-	-	60
Nonvested shares issued	1,032,292	1	922	(764)	-	159
Stock options issued	-	-	1,171	-	-	1,171
Stock options exercised	660,000	1	428	-	-	429
Warrants exercised	5,208	-	-	-	-	-
Balance at December 31, 2007	137,005,294	137	94,983	(764)	(47,861)	46,495
Net loss	-	-	-	-	(22,591)	(22,591)
Common stock issued	24,000,000	24	11,784	-	-	11,808
Shares issued to consulting firm	20,000	-	14	-	-	14
Nonvested shares issued	538,500	-	325	451	-	776
Nonvested shares withheld for taxes	(258,404)	-	(136)	-	-	(136)
Stock options issued	-	-	(1,055)	-	-	(1,055)
Balance at December 31, 2008	161,305,390	161	105,915	(313)	(70,452)	35,311
Net loss	-	-	-	-	(13,755)	(13,755)
Common stock issued	11,558,645	11	4,349	-	-	4,360
Shares issued to consulting firm	-	-	-	-	-	-
Nonvested shares issued	990,000	2	285	34	-	321
Nonvested shares withheld for taxes	(17,075)	-	(5)	-	-	(5)
Stock options issued	-	-	844	-	-	844
Warrants issued	-	-	594	-	-	594
Balance at December 31, 2009	173,836,960	$174	$111,982	$(279)	$(84,207)	$27,670

Inception (February 4, 2000) through December 31, 2009

Balance at February 4, 2000	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	(84,207)	(84,207)
Common shares issued
- Placements	160,384,832	159	91,352	-	-	91,511
- Newark Valley
Oil & Gas Inc. acquisition	1,600,000	2	3,598	-	-	3,600
Shares issued to consulting firm	231,259	-	297	-	-	297
Nonvested shares issued	2,560,792	4	1,532	(279)	-	1,257
Nonvested shares withheld for taxes	(275,479)	-	(141)	-	-	(141)
Stock options issued	-	-	5,274	-	-	5,274
Stock options exercised	1,410,000	1	915	-	-	916
Warrants issued	-	-	804	-	-	804
Warrants exercised	7,925,556	8	8,185	-	-	8,193
Warrants redeemed unexercised	-	-	(2)	-	-	(2)
Debt issued with beneficial conversion feature	-	-	168	-	-	168
Balance at December 31, 2009	173,836,960	$174	$111,982	$(279)	$(84,207)	$27,670

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
(In Thousands)

	For the Years Ended December 31,			February 4, 2000 (Inception) through
	2009	2008	2007	December 31, 2009

Cash flows from operating activities
Net loss	$(13,755)	$(22,591)	$(11,849)	$(84,207)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	182	171	88	694
Amortization of deferred financing costs	863	-	-	863
Prior period capitalized exploratory well costs expensed	-	7,907	157	-
Stock issued to pay expense	-	14	61	297
Share-based compensation	1,165	(279)	1,330	6,530
Changes in components of working capital and asset retirement and environmental obligations
Restricted cash	(739)	-	-	(739)
Inventory	(37)	109	(241)	(226)
Prepaid expenses	96	(113)	68	(166)
Deposits	(222)	(30)	269	(346)
Stock subscription receivable	(245)	-	-	(245)
Other current assets	-	(16)	(21)	(46)
Accounts payable and accrued liabilities	(133)	1,687	(645)	4,854
Asset retirement and environmental obligations	156	-	-	156
Impairment expense	-	-	-	3,778
Loss (gain) on sale of assets	5	-	-	(3)
Other, net	(5)	(136)	-	237
Net cash used in operating activities	(12,669)	(13,277)	(10,783)	(68,569)

Cash flows from investing activities
Additions to unproved oil and gas properties in China	(3,388)	(7,343)	(7,657)	(34,713)
Other oil and gas investment	-	-	-	(1,278)
Additions to other properties	(123)	(214)	(398)	(1,106)
Sale of oil and gas properties	-	-	-	1,108
Sale of other fixed assets	2	-	-	2
Net cash used in investing activities	(3,509)	(7,557)	(8,055)	(35,987)

Cash flows from financing activities
Net proceeds from exchangeable note	10,000	-	-	10,000
Net proceeds from sale of common stock	4,360	11,808	14,814	91,511
Net proceeds from exercise of options	-	-	429	916
Net proceeds from exercise of warrants	-	-	-	8,191
Deferred financing costs	(495)	-	-	(495)
Net cash provided by financing activities	13,865	11,808	15,243	110,123

(Decrease) increase in cash and cash equivalents	(2,313)	(9,026)	(3,595)	5,567
Cash and cash equivalents--beginning of period	7,880	16,906	20,501	-
Cash and cash equivalents--end of period	$5,567	$7,880	$16,906	$5,567

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

Restricted Cash.  Restricted cash represents the amount of cash which is restricted by legal or contractual requirements. Of the $10 million proceeds from the issuance of an exchangeable note (the "Exchangeable Note") to Arrow Energy International Pte Ltd ("Arrow"), $2 million of the proceeds was set aside to be used exclusively to satisfy of FEEB existing exploration and development commitments in connection with the Qinnan production sharing contract ("PSC").  The restricted cash balance is reduced as the related expenditures are incurred.  As of December 31, 2009, our balance in restricted cash was $0.7 million.

Inventory.  Inventory consists primarily of tubular goods and drilling equipment used in our operations and is carried at cost with adjustments made from time to time to recognize any reductions in value.

Unevaluated Oil and Gas Property.  We use the successful efforts method of accounting for our oil and gas properties. Under this method, oil and gas lease acquisition costs and intangible drilling costs associated with exploration efforts that result in the discovery of proved reserves and costs associated with development drilling, whether or not successful, are capitalized when incurred. If proved commercial reserves are not discovered, such drilling costs are expensed. In some circumstances, it may be uncertain whether proved commercial reserves have been found when drilling has been completed.  Under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 932, Extractive Activities – Oil and Gas ("ASC 932"), such exploratory well drilling costs may continue to be capitalized if the reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. We assess our capitalized exploratory wells pending evaluation each quarter to determine whether costs should remain capitalized or should be charged to earnings. Other exploration costs, including geological and geophysical costs, are expensed as incurred. We recognize gain or loss on the sale of properties on a field basis.

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

Estimates of future dismantlement, restoration, and abandonment costs. The accounting for future development and abandonment costs is determined by FASB ASC Topic 410, Asset Retirement and Environmental Obligations, which  requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The accrual is based on estimates of these costs for each of our properties based upon the type of production structure, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Based on our experience and technical and financial data collected from managing our projects over the years, we were able to record the costs related to our asset retirement and environmental obligations in our financial statements beginning the fourth quarter of 2009.  Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based on numerous factors, including changing technology, the political and regulatory environment, estimates as to the proper discount rate to use and timing of abandonment.

Convertible Debts and Warrants.  We applied FASB ASC Topic 815, Derivatives and Hedging ("ASC 815") and FASB ASC Topic 470, Debt ("ASC 470"), in recording the Exchangeable Note and warrants issued to Arrow in conjunction with a strategic alliance between the parties. Derivative financial instruments, as defined in ASC 815, consist of financial instruments or other contracts that contain a notional amount and one or more underlying, require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.  Convertible debt, as defined in ASC 470, generally includes an interest rate which is lower than the issuer could establish for nonconvertible debt, an initial conversion price which is greater than the market value of the common stock at the time of issuance, and a conversion price which does not decrease except pursuant to anti-dilution provisions.  Also, under ASC 470, the portion of the proceeds from the issuance of the debt which is allocable to the warrant should be accounted for as additional paid-in capital.  The allocation should be based on the relative fair values of the two securities at time of issuance.

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

Net Loss Per Share.  We apply FASB ASC Topic 260, Earnings Per Share ("ASC 260") for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings.

Share-based Compensation.  We measure the cost of employee services received in exchange for stock options based on the grant date fair value of the awarded options under FASB ASC Topic 718, Compensation – Stock Compensation ("ASC 718").  We determine the fair value of stock option grants using the Black-Scholes option pricing model.   We determine the fair value of shares of nonvested stock (also commonly referred to as restricted stock) based on the last quoted price of our stock on the OTC Bulletin Board on the date of the share grant.   The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award.  As share-based compensation expense is recognized based on awards ultimately expected to vest, we have reduced the expense for estimated forfeitures based on historical forfeiture rates.  Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period.  Excess tax benefits, as defined in ASC 718, if any, are recognized as an addition to paid-in capital.

Foreign Currency Transactions.  Periodically, we assess the functional currencies of our Chinese subsidiaries to ensure that the appropriate currency is utilized in accordance with the guidance in FASB ASC Topic 830, Foreign Currency Matters ("ASC 830").  During the fourth quarter of 2006, we determined that the functional currency for our Chinese operations was U.S. Dollars, instead of the Chinese Renminbi ("RMB") as previously reported and utilized.  Foreign currency transaction gains or losses, which resulted from transactions denominated in the Chinese RMB, were recorded in the Consolidated Statement of Operations.

Fair Values of Financial Instruments.  Our company's financial instruments consist primarily of cash and cash equivalents, payables, and accrued payables.  The carrying values of these financial instruments approximate their respective fair values as they are short-term in nature.

Credit Concentration.  We had deposited with one financial institution approximately $5.9 million in cash at December 31, 2009, which exceeded the limit of the Federal Deposit Insurance Corporation. The funds were deposited in U.S. government agency supported funds.  We did not require collateral from the financial institutions on these deposits.

Adoption of New Accounting Pronouncement. In June 2009, the FASB issued authoritative accounting guidance which established the FASB Accounting Standards Codification (Codification or ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities and stated that all guidance contained in the Codification carries an equal level of authority. The authoritative accounting guidance recognized that rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Company adopted the provisions of the authoritative accounting guidance during 2009, the adoption of which did not have a material effect on the Company’s consolidated financial statements.

2.  Liquidity and Realization of Assets

We have not established a source of revenue and are not able to accurately predict the timing of our first revenue.  We have funded our exploration and development activities primarily through the sale and issuance of common stock. During the second quarter of 2008, we completed a transaction for the sale of 24 million shares of our common stock and warrants to purchase up to 8.4 million shares of our common stock for total net proceeds of $11.8 million under our shelf registration in effect at that time.  That shelf registration expired in March 2009.  In September 2009, the Company filed with the SEC a shelf registration statement on Form S-3 for the offer and sale from time to time of up to $75 million of the Company's debt and equity securities.  In December 2009, we completed a transaction for the sale of 11.6 million shares of our common stock and warrants to purchase up to 4.6 million shares of our common stock for total net proceeds of $4.3 million under our shelf registration.  On March 11, 2010, we completed a transaction for the sale of 11.7 million shares of our common stock and warrants to purchase up to 4.7 million shares of our common stock for total net proceeds of $4.6 million under our shelf registration.  The amount available under the registration statement at March 12, 2010 was approximately $65.1 million.

On March 13, 2009, we formed a strategic alliance related to our Qinnan Block with Arrow Energy International Pte Ltd, the Singapore-based subsidiary of Arrow Energy Limited, a large Australian CBM producer.    Assuming that we obtain approval from our Chinese partner company and the MOC, and satisfy the other conditions under the Farmout Agreement with Arrow, then the additional payment due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our currently planned work programs through 2010.  Our current work programs would satisfy the minimum exploration expenditures for all three of our PSCs for 2010.  Management will continue to seek to raise additional capital to continue operations and to meet future expenditure requirements necessary to retain our rights under the PSCs.  Management intends to seek to obtain funds by entering into a strategic relationship or transaction, such as a joint venture or farmout, and/or obtaining debt or equity financing.  The global financial crisis has created liquidity problems for many companies and financial institutions and international capital markets have stagnated, especially in the United States and Europe.  A continuing downturn in these markets could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through the sale of our securities.  While we will continue to seek to raise funds, there can be no assurance that we will be able to enter any strategic relationship or transaction or that we will be successful in obtaining funds through debt or equity financing.  Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer.  In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt or equity financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements.  There can be no guarantee of future fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs. Management believes that we will continue to be successful in obtaining the funds necessary to continue as a going concern.

As of December 31, 2009, we had unevaluated exploratory well costs totaling $34.0 million, of which $30.6 million have been capitalized for a period greater than one year.  Such costs, which related to the Shouyang Block in Shanxi Province, were initially capitalized under successful efforts accounting, pending a determination of whether sufficient quantities of economically recoverable proved reserves are found.  We make periodic assessments of whether these costs qualify for continuing capitalization, based on whether we are making sufficient progress in assessing the reserves and determining the economic and operating viability of the project, as more fully discussed in Note 5.

In addition to these periodic assessments, we also assess whether we have a reasonable expectation of recovering these costs through future net cash flows from the project, if we are successful in establishing proved reserves. During the first quarter of 2008, we received the report of an independent engineering firm, which was commissioned to study the various technical aspects of the current pilot project in the Shouyang Block.  The study indicated that significant gas content is present in the pilot area and that the coal in the area has relatively high permeability, based on production data available from the first seven wells (three horizontal and four vertical) drilled in the pilot area.  The report also indicated that we have made progress in lowering the field pressure to a level which appears to be approaching the critical desorption pressure necessary for CBM gas production.  Although there are many uncertainties associated with our exploration and dewatering efforts, we believe the results of the study provide the Company with a reasonable basis for the long-term viability of this project, and support the continued capitalization of our unevaluated capitalized exploratory well costs in the project while we are continuing to evaluate the field.

The report noted that the initial seven pilot wells evaluated by the independent engineering firm had suffered varying degrees of wellbore damage while being drilled.  Without taking into consideration future planned wells, the report also indicates that the seven pilot wells appear insufficient to properly confine the area for dewatering purposes.  As such, the report indicates that we are unlikely to produce meaningful quantities of gas from these initial seven wells without drilling additional wells and/or conducting remedial activities on the seven wells.  Subsequent to the drilling of the seven wells included in the report, we have drilled additional 3 horizontal, 15 vertical and 7 deviated wells as of December 31, 2009 in the 1H Pilot Area.  The unevaluated exploratory well costs at December 31, 2009 comprised of exploratory drilling and related costs for 31 wells in the 1H Pilot Area.  During the fourth quarter of 2008, we expensed the previously capitalized costs related to one of the seven pilot wells, FCC-HZ02, pursuant to FSP No. 19-1, as more fully discussed in Note 5.  We also planned to drill additional wells in the near future to further explore and assess the potential of the property.  However, there are many risks and uncertainties involved in early stages of exploring and attempting to develop a new CBM gas field and we cannot make any assurances that our efforts will be successful in making the pilot area commercially viable.  In the event we are not successful, we may be required to write off some or all of these unevaluated exploratory well costs.

3.  Strategic Alliance with Arrow

On March 13, 2009, we formed a strategic alliance related to our Qinnan Block with Arrow.  In conjunction with the strategic alliance, one of our wholly owned subsidiaries, FEEB, and Arrow entered into a Farmout Agreement (the "Farmout Agreement") under which, subject to certain conditions, FEEB will assign to Arrow 75.25% of its rights in the Qinnan PSC in Shanxi Province (the "Assignment").  The Farmout Agreement conditions the Assignment on, among other things, the receipt of required approvals from the government of the PRC on or prior to December 19, 2009 or such later date as we may agree upon.  The terms of the Farmout Agreement were subsequently amended in November 2009 to provide, among other things, that requisite approvals from Chinese authorities must be received and other conditions must be satisfied by December 16, 2009 rather than by November 20, 2009 (the "Amendment").  In conjunction with the Amendment, FEEB and Arrow also agreed that interest on the Exchangeable Note would begin to accrue as originally scheduled on October 16, 2009.  Since December 19, 2009, each of the Company and Arrow has had the right to terminate the Farmout Agreement at any time, though neither party has elected to exercise that right and the parties are continuing to use efforts to satisfy the conditions contemplated by the Farmout Agreement.

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

Under the Securities Purchase Agreement, the Company issued the Warrant to Arrow and FEEB issued the Exchangeable Note to Arrow for $10 million in cash, of which $2 million was to be set aside to be used exclusively to satisfy FEEB's existing exploration and development commitments in connection with the Qinnan PSC.  This restricted portion of the proceeds was recorded as restricted cash on the consolidated balance sheet. During the period from the formation of the strategic alliance to the year ended December 31, 2009, we used approximately $1.3 million of the $2 million for exploration expenditures related to the Qinnan PSC.  See Note 1 – "Summary of Significant Accounting Policies – Restricted Cash."

The Exchangeable Note has an initial principal amount of $10 million.  If the Chinese government does not approve the Assignment, the Exchangeable Note bears interest at a rate of 8% per annum, which began to accrue on October 16, 2009, and principal and interest is due and payable on the maturity date of March 13, 2011.  Arrow has the right at any time to exchange the Exchangeable Note in whole or in part for shares of common stock at an exchange rate of 21,052.63 shares per $10,000, or $0.475 per share (the "Exchange Rate"), of principal and interest.  If the Chinese government approves the Assignment on or before November 20, 2009, the entire principal amount of the Exchangeable Note will automatically be exchanged for shares of common stock at the Exchange Rate.

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

The Warrant entitled Arrow to purchase 7,420,000 shares of common stock at an exercise price of $1.00 per share, subject to certain equitable adjustment mechanisms in the event of a sale of the Company, stock split or similar occurrence.  The Warrant expired in December 2009.

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

Based on the combination of the Black-Scholes-Merton valuation technique and the Monte Carlo simulation, the Warrant was valued at $624,612 at time of issuance.   The amount was recorded as a debt discount to the Exchangeable Note in the liabilities section and as additional paid-in capital in the equity section of the balance sheet.  The debt discount is accreted as interest expense periodically over the term of the Exchangeable Note.  We have recorded an accretion amount of $396,593 from the issuance date to December 31, 2009.

The Company incurred approximately $0.5 million in direct costs in connection with the formation of the strategic alliance.  These direct costs were allocated between the Exchangeable Note and the Warrant in proportion to their respective fair values at time of issuance.  The costs related to the Warrant were recorded as an offset to the value of the Warrant in paid-in capital.  The costs related to the Exchangeable Note were capitalized as deferred financing costs and amortized based on the effective interest method over the term of the Exchangeable Note.  The objective of that method is to arrive at a periodic interest cost which represents a level effective rate over the term of the Exchangeable Note on its face amount reduced by the unamortized discount and expense at the beginning of the period.  The effective interest rate for the Exchangeable Note as calculated is 11.64% per annum.  We have recorded an amortization amount of $294,682 for the period from the issuance date to end of the fourth quarter of 2009.

4.  Statements of Cash Flows

We use the indirect method to present cash flows from operating activities. Cash paid for interest expense and income taxes for 2009, 2008, and 2007 was zero.  Other supplemental cash flow information for 2009, 2008 and 2007, is presented as follows (in thousands):

	2009	2008	2007
Non-cash transactions:
Non-cash interest expense	$863	$-	$-
Issuance of common stock to pay consulting expenses	-	14	61
Non-cash Share-based compensation	1,165	(279)	1,330

5.  Unevaluated Oil and Gas Properties

The costs associated with our unevaluated oil and gas properties include the following (in thousands):

	At December 31,
	2009	2008
Unproved leasehold costs	$275	$275
Unevaluated exploratory well costs	34,146	30,562
	$34,421	$30,837

Unproved property Costs. Unproved leasehold costs are composed of amounts we paid to the PRC's Ministry of Commerce ("MOC") and the China United Coalbed Methane Corporation ("CUCBM") pursuant to a PSC we entered into in 2002 with CUCBM to acquire the mineral rights in the Enhong and Laochang areas in Yunnan Province.

Unevaluated Wells Costs.  Unevaluated well costs include only suspended well costs which are direct exploratory well costs pending determination of whether proved reserves have been discovered. Accounting guidance regarding capitalization of suspended well costs is provided by FASB ASC Topic 932.  FASB ASC 932 addresses whether there are circumstances under the successful efforts method of accounting for oil and gas producing activities that would permit the continued capitalization of exploratory well costs beyond one year, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are under way or firmly planned for the near future.  Capitalization of costs should be continued beyond one year in cases where reserves for the project are not yet proven, but the Company demonstrates sufficient continuing progress toward assessing those reserves.  For the capitalized costs at December 31, 2009, our assessment indicated that our current work programs demonstrated our efforts in making sufficient continuing progress toward assessing the reserves in the areas for which the costs were incurred. Therefore, we have continued to capitalize these costs.

The following table provides an aging of capitalized exploratory well costs based on the date the costs were incurred and the number of related wells for which these exploratory well costs have been capitalized for a period greater than one year (in thousands, except number of projects):

	At December 31,
	2009	2008
Unevaluated exploratory well costs that have been capitalized for a period of one year or less	$3,584	$6,993
Unevaluated exploratory well costs that have been capitalized for a period greater than one year (1)	30,562	23,569
Total unevaluated exploratory well costs	$34,146	$30,562

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	1	1

(1)	Costs related to our exploratory project in the Shouyang Block in the Shanxi Province.

The following table reflects the net changes in capitalized exploratory well costs during 2009, 2008 and 2007 (in thousands):

	2009	2008		2007
Beginning balance at January 1	$30,562	$31,539		$24,039
Additions to unevaluated exploratory well costs pending the determination of proved reserves	3,584	6,930		7,657
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	-	-		-
Unevaluated exploratory well costs charged to expense	-	(7,907	) (1)	(157)
Ending balance at December 31	$34,146	$30,562		$31,539

(1)
During 2008, we determined that $7.9 million of unevaluated exploratory well costs incurred previously no longer met the requirements for continued capitalization.  Accordingly, we charged this amount to exploration costs.  The amount includes $7.0 million related to the FCC-HZ02 well in the Shouyang project.

6.  Asset Retirement and Environmental Obligations

Estimates of future dismantlement, restoration, and abandonment costs. The accounting for future development and abandonment costs is determined by FASB ASC Topic 410, Asset Retirement and Environmental Obligations, which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The accrual is based on estimates of these costs for each of our properties based upon the type of production structure, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Based on our experience and technical and financial data collected from managing our projects over the years, we were able to record the costs related to our asset retirement and environmental obligations in our financial statements as of December 31, 2009.  Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based on numerous factors, including changing technology, the political and regulatory environment, estimates as to the proper discount rate to use and timing of abandonment.

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Carrying amount at beginning of period	$-	$-
Liabilities incurred	339	-
Liabilities settled	-	-
Accretion	-	-
Revisions	-	-
Foreign currency translations	-	-
Carrying amount at end of period	$339	$-

Current portion	$-	$-
Noncurrent portion	$339	$-

7.  Other Fixed Assets

Other fixed assets, net include the following (in thousands):

	At December 31,
	2009	2008
Other fixed assets	$984	$919
Accumulated depreciation	(504)	(373)
Other fixed assets, net	$480	$546

Other fixed assets include leasehold improvements, equipment and furniture.  Depreciation expense for the years ended December 31, 2009, 2008, and 2007 was approximately $182,000, $171,000, and $88,000, respectively.

8.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Net operating loss	$3,210	$2,024
Accrued expense and other	-	31
Stock-based compensation	529	381
Total deferred tax assets	3,739	2,436
Total deferred tax liabilities	(12)	-
Net deferred tax assets	$3,727	$2,436

Net deferred tax assets	$3,727	$2,436
Less: valuation allowance	(3,727)	(2,436)
	$-	$-

Net operating loss, which can be carried forward for federal income tax purposes, was estimated to be approximately $9.4 million at December 31, 2009. We had net operating loss for federal income tax purposes of approximately $6.0 million at December 31, 2008.  The net operating loss will begin to expire in 2016.  At December 31, 2009 and 2008, management believed that the above indicated valuation allowance was necessary in order to comply with the provisions of FASB ASC Topic 740, Income Taxes (“ASC 740”).

Income taxes for financial reporting purposes differed from the amounts computed by applying the statutory federal income tax rates because Bermuda has no income tax that would apply to FEEB, and because of our recording of the valuation allowance for the losses generated by us. The net increase in the valuation allowance for the year ended December 31, 2009 was $1.3 million.  This increase was primarily attributable to the net operating loss generated during 2009.  The net decrease in the valuation allowance for the year ended December 31, 2008 was $0.4 million.  This decrease was primarily attributable to the reversal of temporary timing differences related to stock-based compensation.

ASC 740 prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in our consolidated statements of income. There were no unrecognized tax benefits as of the date of adoption.  There are no unrecognized tax benefits that if recognized would affect the tax rate for the year ended December 31, 2009. There is no interest or penalties recognized as of the date of adoption or for the year ended December 31, 2009.

9.  Commitments and Contingencies

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

Shouyang and Qinnan Production Sharing Contracts. We are the operator under two separate PSCs with CUCBM to develop the Shouyang and Qinnan Blocks in the Shanxi Province. The term of each of the Shouyang and Qinnan PSCs consists of an exploration period, a development period and a production period. During the exploration period, we hold a 100% participating interest in the properties, and we must bear all exploration costs for discovering and evaluating CBM-bearing areas. If any CBM field is discovered, the development costs for that CBM field will be borne by us and CUCBM in proportion to the respective participating interests. The exploration period is divided into three phases called Phase I, Phase II and Phase III. We have completed our Phase I and Phase II obligations under the PSCs, and elected to enter into Phase III. Our work commitment to complete Phase III consists of furthering the horizontal drilling in the coal seam begun in Phase II to a total of 12,000 meters. We completed eight horizontal wells which totaled approximately 12,058 meters of horizontal drilling in coal for the Shouyang PSC and Qinnan PSC together in 2009. Therefore, we have satisfied the exploration work commitment. During the third quarter of 2009, the MOC approved a modification agreement to extend Phase III of the exploration period for the Shouyang PSC to June 30, 2011 from June 30, 2009. With regard to the Qinnan PSC, CNPC has recently replaced CUCBM as our Chinese partner company. For many months CNPC has been awaiting authorization from the Chinese government allowing it to deal with foreign partners on CBM projects. On March 7, 2010, several major news outlets reported that CNPC stated that it has been authorized to jointly develop coalbed methane projects with foreign partners, but we have not yet obtained official confirmation of this. There can be no assurance that CNPC will approve an extension of the exploration period or approve the Farmout Agreement with Arrow. We have had discussions with CNPC regarding the extension of the exploration period, which expired on June 30, 2009. At CNPC's request, we have provided certain operational and financial information about our Company to assist them in the decision making process. There can be no assurance that we will be successful in extending the Qinnan PSC.

Under the PSCs, we have committed to satisfy certain annual minimum exploration expenditure requirements for each PSC.  Our minimum exploration expenditure requirement for each block is based on the minimum exploration expenditure requirements of CUCBM established by the Ministry of Land and Resources ("MLR").  The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by each PSC.  The annual minimum exploration expenditure requirement is approximately $2.9 million and $3.4 million, for the Shouyang PSC and the Qinnan PSC, respectively, based on the currency exchange rate between the U.S. Dollar and the Chinese RMB as of December 31, 2009.  For 2009, our exploration expenditure at Shouyang Block exceeded minimum requirement. Pursuant to the 2009 Shouyang PSC Modification Agreement, the portion of the exploration expenditures which exceeds the current year's minimum exploration expenditure requirement can no longer be carried forward toward the satisfaction of the subsequent year's minimum requirement. These expenditure requirements are denominated in the RMB and therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the Chinese RMB.  Assuming that we obtain approval from our Chinese partner company and the MOC, and satisfy the other conditions under the Farmout Agreement with Arrow, then the additional payment due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our currently planned work programs through 2010.  Our current work programs would satisfy the minimum exploration expenditures for all three of our PSCs for 2010.  The MLR minimum expenditure requirements are a significant factor that influences the Company's exploration work program.

Under the PSCs, we are required to make the following yearly payments to our Chinese partner companies.  As indicated below, certain amounts may change from year to year.

	Shouyang PSC		Qinnan PSC
Exploration Period
Salary and Benefit
2009	$162,200		$143,100
2010	195,900	(1)	143,100	(2)
Exploration Permit Fee
2009	140,136		165,529
2010	143,622		169,693	(2)
Training Fee	60,000		60,000
Assistance Fee	50,000		50,000

Development & Production Period
Signature Fee (3)	150,000		150,000
Training Fee	150,000		150,000
Assistance Fee	120,000		120,000

(1) The increase from 2009 to 2010 is due to the increase of standard amount of the CUCBM's professionals’ salary and benefit under the amended Shouyang PSC. The salary and benefits for CUCBM professionals during the development and production periods is to be determined by negotiation with CUCBM.
(2) The increase from 2009 to 2010 is due to the phaseout of a discount on exploration permit fee pursuant to MLR’s regulations.
(3) Due within 30 days after first approval of the ODP following the exploration period.

Yunnan Production Sharing Contract. We are the operator under one PSC with CUCBM to develop two areas in the Yunnan Province: Enhong and Laochang. The term of the PSC consists of an exploration period, a development period and a production period. The exploration period is divided into two phases, Phase I and Phase II.  We have completed Phase I and are operating in Phase II.  During the third quarter of 2009, the MOC approved a modification agreement to extend Phase II of the exploration period for the Enhong-Laochang PSC to June 30, 2011 from June 30, 2009.

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

Under the Yunnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements.  Our minimum exploration expenditure requirements for the blocks subject to the PSC are based on the minimum exploration expenditure requirements of CUCBM established by the MLR.  The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by the PSC.  The annual minimum exploration expenditure requirement is approximately $1.6 million, based on the currency exchange rate between the U.S. Dollar and the Chinese RMB as of December 31, 2009.  Pursuant to the 2009 Yunnan PSC Modification Agreement, the portion of the exploration expenditures which exceeds the current year's minimum exploration expenditure requirement can no longer be carried forward toward the satisfaction of the subsequent year's minimum requirement.  Our 2009 exploration expenditure and the cumulative amount carried forward from 2008 amounted to approximately $1.5 million. Therefore we were approximately $0.1 million short of the requirement.  The shortage will be discussed in the next joint management committee meeting currently scheduled in late March.  Based on previous experience and the shortage being immaterial, we are hopeful that permission will be granted from CUCBM to add the underage to the 2010 requirement.  These requirements are denominated in the RMB, and therefore, are subject to fluctuations in the currency exchange rate between the U.S.

Dollar and the Chinese RMB.  The MLR minimum expenditure requirements are a significant factor that influences the Company's exploration work program.

Pursuant to the terms of the Yunnan PSC, we have paid CUCBM signature fees totaling $350,000.  Under the PSC, we are required to make certain payments to CUCBM, including: (1) CUCBM assistance fees for Chinese personnel totaling $45,000 per year during the exploration phase and $80,000 per year during the development and production periods; (2) training fees for Chinese personnel working on the projects of $45,000 per year during the exploration period and $80,000 per year during the development and production periods; (3) reimbursement to CUCBM for government-imposed fees for CBM exploration rights during the exploration period, which were $74,000 in 2009 and are estimated to be approximately $79,000 in 2010, and in proportion to our participating interest in the development and production periods; and (4) salary and benefits paid to CUCBM professionals during the exploration period, which was approximately $210,000 in 2009 and are estimated to be approximately $257,000 in 2010.  This increase is due to the increase of standard amount of CUCBM’s professionals salary and benefit under the extended Yunnan PSC.  The allocation of salary and benefits for CUCBM professionals during the development and production periods are to be determined by negotiation with CUCBM.

Minimum Commitments.  At December 31, 2009, total minimum commitments from long-term non-cancelable operating leases and other purchase obligations are as follows (in thousands):

Amount
2010	$9,370
2011 - 2012	15,244
2013 - 2014	-
2015 and beyond	339
Total minimum commitments	$24,953

10.  Employee Savings Plan

At December 31, 2009, we maintained a defined contribution plan covering all of our U.S. employees. Employees participating in the plan may select from several investment options. We match the participant's contribution up to a maximum of four percent of the participant's salary. The amounts contributed by the participants and us vest immediately. We expensed $40,000, $48,000, and $41,000 under this plan for 2009, 2008 and 2007, respectively.

11.  Share-Based Compensation

We grant shares of nonvested stock of common stock and options to purchase common stock to employees, members of the board of directors and consultants under our shareholder-approved 2005 Stock Incentive Plan (the "2005 Plan").  Options granted under the 2005 Plan must carry an exercise price equal to or above the market value of the stock at the grant date, and a term of no greater than ten years.  The 2005 Plan provides that, unless otherwise agreed, shares of nonvested stock granted under the 2005 Plan must be forfeited upon termination of service.  We issue new shares when options are exercised or shares are granted.  Our option grants under the 2005 Plan to date have generally utilized these terms: exercise price above or equal to average market price on the date of the grant; vesting periods up to four years from date of grant; term of up to ten years; and forfeiture of unexercised vested options after 60-90 days after termination of employment with the Company.  Our shares of nonvested stock granted under the 2005 Plan to date have utilized vesting periods of up to three years.

Grants prior to the adoption of the 2005 Plan and inducement grants associated with hiring of new employees and appointment of new directors are issued outside of the 2005 Plan.  These grants of options included varying terms, some differing from the above.

During the first half of 2009, we awarded options to purchase up to 1,686,000 shares of our common stock and 1,190,000 shares of nonvested stock under the 2005 Plan to employees and members of the board of directors, and options to purchase up to 220,000 shares of our common stock and 100,000 shares of nonvested stock outside the 2005 Plan to a new employee and consultants. At the annual general meeting of stockholders of the Company held on July 15, 2009, the Company's stockholders approved an amendment to the 2005 Plan which increased the number of shares of common stock issuable from 7,500,000 shares to 12,500,000 shares and increased the number of shares of common stock that may be granted as restricted stock (shares of nonvested stock), restricted stock units or any other stock-based awards from 2,400,000 to 3,900,000 shares.  Since the amendments were approved, we have not awarded any options to purchase our common stock or any share of nonvested stock or other full-valued stock-based award.  As of December 31, 2009, we had 5,752,333 shares available for awards under the 2005 Plan, of which 1,921,500 shares could be issued as shares of nonvested stock or other full-valued stock-based awards.

In the fourth quarter of 2008, we reviewed the data we utilized to determine our estimated forfeiture rates for the share based awards.  The estimated forfeiture rates were used in the calculations of the share based compensation costs.  The data indicated that most of the estimated forfeiture rates should be increased.  Consequently, we adjusted certain previously recognized compensation costs to reflect the higher estimated forfeiture rates.  As a result, we reduced the compensation costs by approximately $2.1 million.  The following table summarizes share based compensation costs recognized under ASC 718 for 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
General and administrative	$930	$(621)	$1,242
Exploration Costs	235	342	69
Tax benefit	-	-	-
Total share-based compensation costs, net of tax	$1,165	$(279)	$1,311

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

Compensation expenses for the stock option grants determined under ASC 718 for 2008, 2007 and 2006 were calculated using the Black-Scholes option pricing model with the following assumptions:

	Actual 2009	Actual 2008	Actual 2007
Dividend yield	0%	0%	0%
Expected volatility	85 - 89%	77 - 82%	82 - 84%
Risk-free interest rate	1.5 - 1.7%	2.5 - 3.1%	4.2 - 4.9%
Expected life of options (years)	5.5 - 6	5.5 - 6	5.5 - 6
Weighted average fair value per share at grant date	$0.17	$0.44	$0.71

The following table summarizes stock option transactions for 2009:

	2009
	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	11,320,500	$1.25
Granted	1,906,000	0.40
Exercised	-	-
Canceled	-	-
Forfeited	(433,333)	0.54
Expired	(2,841,000)	1.16
Outstanding at end of year	9,952,167	1.14	6.32	$-

Options exercisable at end of year	6,636,167	$1.41	5.19	$-

No options were exercised during 2009 and 2008.  The total intrinsic value of options exercised during 2007 was $383,000.

A summary of options outstanding as of December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.28 to $0.45	1,496,000	9.18	$0.28	166,667	$0.31
$0.46 to $0.70	3,248,167	7.14	0.67	1,723,833	0.66
$0.71 to $0.99	823,000	7.32	0.81	574,667	0.80
$1.00 to $1.99	1,000,000	5.69	1.18	915,000	1.19
$2.00 to $2.37	3,385,000	4.22	2.04	3,256,000	2.04
	9,952,167	6.32	1.14	6,636,167	1.41

The following table summarizes activity in shares of nonvested stock for 2009:

	Shares of Nonvested Stock	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	703,500	$0.70
Granted	1,290,000	0.28
Vested	(322,425)	0.66
Forfeited	(300,000)	0.28
Withheld for Taxes	(17,075)	0.60
Outstanding at end of year	1,354,000	0.40

At December 31, 2009, we had approximately $0.9 million in total unrecognized compensation cost related to share-based compensation, of which $0.3 million was related to shares of nonvested stock grants and was recorded in unearned compensation on our consolidated balance sheets.  This cost is expected to be recognized over a weighted average period of 1.54 years at December 31, 2009.

12.  Stockholders' Equity

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

Shelf Registration. In September 2009, we filed with the SEC a shelf registration statement on Form S-3 for the offer and sale from time to time up to $75 million of our debt and equity securities.  The amount available under the registration statement at March 12, 2010 was approximately $65.1 million.

Issuances of Common Stock and Warrants.  The table below summarizes placements of our shares of common stock and warrants since the inception of the Company and warrants outstanding at December 31, 2009:

	Shares		Proceeds		Warrants Outstanding at December 31, 2009
	Common Stock	Warrant	Gross	Net	Amount	Exercise Price	Expiration
Company
Formation	40,500,000	-	$53,000	$53,000	-	-	-
Shares issued
2002	5,250,500	-	3,413,000	3,051,000	-	-	-
2003	10,595,961	8,903,270	6,607,000	5,382,000	-	-	-
2004	18,186,471	11,042,215	15,962,000	14,621,000	198,314	$0.80 - $2.50	Jan 2010
2005	14,893,292	150,000	13,404,000	12,469,000	-	-	-
2006	25,514,511	-	25,881,000	24,953,000	-	-	-
2007 (1)	11,485,452	4,019,908	15,000,000	14,814,000	4,019,908	$2.61	Aug 2012
2008 (2)	24,000,000	8,400,000	12,000,000	11,808,000	8,400,000	$1.00	May 2013
2009 (3)	11,558,645	12,043,458	14,900,855	13,898,173	4,623,458	$1.25	Dec. 2014
	161,984,832	44,558,851	107,220,855	101,049,173	17,241,680

(1)
Registered offering completed in August 2007.  The warrants will terminate on the earlier of expiration date indicated or the date fixed for redemption under the warrant agreement.  We may redeem the warrants if the shares of the Company's common stock trade at a price equal to or in excess of $3.92 per share for fifteen or more consecutive trading days.

(2)
Registered offering completed in the second quarter of 2008.  The warrants will terminate on the earlier of expiration date indicated or the date fixed for redemption under the warrant agreement.  We may redeem the warrants if the shares of the Company's common stock trade at a price equal to or in excess of $2 per share for fifteen or more consecutive trading days.

(3)
On March 13, 2009, FEEB issued an Exchangeable Note, $10 million principal amount, to Arrow for $10 million cash.  In addition, Arrow received warrants to purchase 7,420,000 shares of common stock, which expired in December 2009.  A registered offering was completed in the fourth quarter of 2009.  The warrants will terminate on the earlier of expiration date indicated or the date fixed for redemption under the warrant agreement.  We may redeem the warrants if the shares of the Company's common stock trade at a price equal to or in excess of $1.875 per share for fifteen or more consecutive trading days.

Registered offering completed in March 2010.  Warrants to purchase up to 4.7 million shares of common stock were issued.  The warrants issued to the investors in the offering expire on March 11, 2015 and the warrants issued to the placement agent expire on November 4, 2014.  See Note 13 – "Subsequent Event."

Basic and Diluted Shares Outstanding.  Our basic and diluted numbers of shares outstanding in each of the three years presented were the same because we had net losses.  There were (1) 9,952,167, 11,320,500, and 9,965,000 options as of December 31, 2009, 2008 and 2007, respectively; and (2) 17,241,680, 12,618,222, and 4,368,222 warrants as of December 31, 2009, 2008 and 2007, respectively.

Resale Restrictions.  On December 31, 2009, we had 173,836,960 shares of common stock outstanding, of which 6,085,533 shares, or 3.5%, were subject to resale restrictions.

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

Stock Subscription Receivable. In December 2009, we completed a transaction for the sale of 11.6 million shares of our common stock and warrants to purchase up to 4.6 million shares of our common stock for total net proceeds of $4.3 million under our shelf registration.  Stock subscription receivable at December 31, 2009 was $275,000, which was paid on January 5, 2010.

Warrants. The following table summarizes warrant transactions for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
Outstanding at beginning of year	12,618,222	4,368,222	8,661,589
Issued related to
Current year's share placements	12,043,458	8,400,000	4,019,908
Prior year's share placements	-	-	-
Exercised	-	-	(12,650)
Expired	(7,420,000)	(150,000)	(8,300,625)
Outstanding at end of year (1)	17,241,680	12,618,222	4,368,222

(1)	The same amount of shares of our common stock authorized was reserved for the exercise of the warrants.

Stock Options. In May 2005, our stockholders approved the 2005 Plan, which permits the granting of incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, consultants and members of the board of directors.  At the annual general meeting of stockholders of the Company held on July 15, 2009, the Company's stockholders approved an amendment to the 2005 Plan which increased the number of shares of common stock issuable from 7,500,000 shares to 12,500,000 shares and increased the number of shares of common stock that may be granted as nonvested stock, nonvested stock units or any other stock-based awards from 2,400,000 to 3,900,000 shares.  Since the amendments were approved, we have not awarded any options to purchase our common stock or any shares of nonvested stock or other full-valued stock-based award.  Our shareholders voted in December 2007 to add 4,000,000 shares of common stock to the 2005 Plan.

During the first half of 2009, we awarded options to purchase up to 1,686,000 shares of our common stock and 1,190,000 shares of nonvested stock under the 2005 Plan to employees and members of the board of directors, and options to purchase up to 220,000 shares of our common stock and 100,000 shares of nonvested stock outside the 2005 Plan to a new employee and consultants.

The following table summarizes stock option transactions for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of year	11,320,500	$1.25	9,965,000	$1.36	10,203,000	$1.44
Granted	1,906,000	0.40	2,604,500	0.65	3,581,000	1.16
Exercised	-	-	-	-	(660,000)	0.65
Canceled	-	-	(125,133)	1.04	(1,840,000)	1.09
Forfeited	(433,333)	0.54	(543,867)	1.09	(1,219,000)	2.00
Expired	(2,841,000)	1.16	(580,000)	0.65	(100,000)	3.85
Outstanding at end of year	9,952,167	1.14	11,320,500	1.25	9,965,000	1.36

Options exercisable at end of year	6,636,167	1.41	8,085,467	1.43	7,176,200	$1.47

13.  Subsequent Event

On March 11, 2010, we completed a transaction for the sale of 11.7 million shares of our common stock and warrants to purchase up to 4.7 million shares of our common stock for total net proceeds of $4.6 million under our shelf registration.  The amount available under the registration statement at March 12, 2010 was approximately $65.1 million.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Quarterly Financial Information (In Thousands, Except Per Share Data):

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
2009
Revenues	$-	$-	$-	$-	$-
Total expenses	3,109	3,506	3,343	2,916	12,874
Net loss	(3,161)	(3,775)	(3,627)	(3,192)	(13,755)

Basic and diluted
- Earnings per share	$(0.02)	$(0.02)	$(0.02)	$(0.02)	$(0.08)
- Weighted average shares outstanding	161,301	162,370	162,582	162,730	162,251

2008
Revenues	$-	$-	$-	$-	$-
Total expenses	5,220	4,175	4,369	8,938	22,702
Net loss	(5,126)	(4,222)	(4,335)	(8,908)	(22,591)

Basic and diluted
- Earnings per share	$(0.04)	$(0.03)	$(0.03)	$(0.06)	$(0.15)
- Weighted average shares outstanding	137,207	144,978	161,213	161,305	151,231

SCHEDULE II

FAR EAST ENERGY CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2009, 2008 and 2007
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at End of Period
2009 deferred tax valuation allowance	$2,436	$1,291	$-	$-	$3,727
2008 deferred tax valuation allowance	2,789	(353)	-	-	2,436
2007 deferred tax valuation allowance	1,950	839	-	-	2,789

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management's Report on Internal Control over Financial Reporting

Management's report on internal control over financial reporting as of December 31, 2009 is included on page 49 of this report. Additionally, our independent registered public accounting firm, JonesBaggett LLP , that audited our consolidated financial statements included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2009, which is included on page 51 of this report.

Changes in Internal Controls

In connection with the evaluation described above, our management, including our Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

Annual Meeting of Shareholders

The Company’s annual meeting of shareholders is scheduled for December 9, 2010, 10:00 a.m. at the Crowne Plaza North Greenspoint, 425 N. Sam Houston Parkway E., Houston, Texas.  The Board of Directors has established Thursday, October 28, 2010, as the record date for determining stockholders of record entitled to notice of, and to vote at, the 2010 Annual Meeting of Stockholders.  In order to be considered for the 2010 annual meeting of shareholders and included in the Company’s proxy materials, shareholders must have submitted proposals and nominations between August 11, 2010 and September 10, 2010 and complied with the requirements set forth in the Company’s bylaws.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding our executive officers has been presented under “Executive Officers” included in Item 1. “Business,” above.

Reference is made to the sections entitled “Election of Directors” "Corporate Governance" and “Consideration of Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our 2010 Annual Meeting of Stockholders, which sections are incorporated herein by reference.

We have adopted a Code of Business Conduct, which applies to all employees, including our chief executive officer and our chief financial officer and principal accounting officer. The full text of our Code of Business Conduct is published on our website, at www.fareastenergy.com, under the “Investor-Relations” caption. We intend to disclose future amendments to, or waivers from, certain provisions of this Code on our website within four business days following the date of such amendment or waiver.  Information contained on the website is not part of this report.

ITEM 11.  EXECUTIVE COMPENSATION

Reference is made to the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,”  "Compensation Committee Interlocks and Insider Participation," “Report of the Compensation Committee,” and "Directors' Compensation" of our Proxy Statement for our 2010 Annual Meeting of Stockholders, which sections are incorporated herein by reference. The portion of the incorporated material from the Report of the Compensation Committee and references to the independence of directors are not deemed to be “soliciting material” or “filed” with the SEC, are not subject to the liabilities of Section 18 of the Exchange Act and shall not be deemed incorporated by reference into any of the filings previously made or made in the future by our company under the Exchange Act or the Securities Act of 1933, as amended (except to the extent our company specifically incorporates any such information into a document that is filed).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the section entitled “Security Ownership” “Equity Compensation Plan Information” of our Proxy Statement for its 2010 Annual Meeting of Stockholders, which section is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the section entitled "Certain Relationships and Related Transactions, and Director Independence” of our Proxy Statement for our 2010 Annual Meeting of Stockholders, which section is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the section entitled “Independent Registered Public Accounting Firm Fee Information” of our Proxy Statement for our 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements.

Our consolidated financial statements are included in Part II, Item 8 of this report:

2.	Financial statement schedules and supplementary information required to be submitted.

Schedule II — Valuation and qualifying accounts.	74

Schedules other than that listed above are omitted because they are not applicable.

3.	Exhibits

A list of the exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index beginning on page 79 of this report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2010.

FAR EAST ENERGY CORPORATION

By:	/s/ Michael R. McElwrath
Michael R. McElwrath
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities with Far East Energy Corporation indicated and on March 15, 2010.

	Signature	Title
	/s/ Michael R. McElwrath	Chief Executive Officer,
	(Michael R. McElwrath)	President and Director (Principal Executive Officer)

	/s/ K. Andrew Lai	Chief Financial Officer
	(K. Andrew Lai)	(Principal Financial and Accounting Officer)

	* Donald A. Juckett	Chairman of the Board
(Donald A. Juckett)

	* William A. Anderson	Director
(William A. Anderson)

	* C. P. Chiang	Director
(C. P. Chiang)

	* Thomas E. Williams	Director
(Thomas E. Williams)

	* John C. Mihm	Director
(John C. Mihm)

	* Lucian L. Morrison	Director
(Lucian L. Morrison)

*	By: /s/ K. Andrew Lai
(K. Andrew Lai)
(Attorney-in-fact for persons indicated)

INDEX OF EXHIBITS
Exhibit Number	Description
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

4.11
Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (including the form of warrant) (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 22, 2009, and incorporated herein by reference).

4.12	Form of Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2010, and incorporated herein by reference).
4.13	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2010, and incorporated herein by reference).
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

10.69
Agreement, dated October 6, 2009, between Far East Energy (Bermuda), Ltd. and Arrow Energy International Ltd (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 7, 2009, and incorporated herein by reference).

10.70*
Release of Claims, dated October 6, 2009, by and among Phil Christian, the Company, and Far East Energy (Bermuda), Ltd. (filed as Exhibit 10.70 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference).

10.71
Agreement, dated November 20, 2009, between Far East Energy (Bermuda), Ltd. and Arrow Energy International Ltd (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 23, 2009, and incorporated herein by reference).

10.72
Placement Agent Agreement between the Company and Pritchard Capital Partners, LLP (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 22, 2009, and incorporated herein by reference).

21.1	List of Subsidiaries of Far East Energy Corporation.
23.1	Consent of JonesBaggett LLP.
24.1†	Powers of Attorney.
31.1 †	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 †	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 †	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
32.2 †	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.

____________
*	Management contract or compensatory plan arrangement.
†	Filed herewith