Form 10-K/A
period 2009-12-31
FAR EAST ENERGY CORP
filed 2010-04-21
CIK 1124024

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐      No     ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐      No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12B-2 of the Exchange Act.

Large Accelerated Filer  ☐ Accelerated Filer  ☐
Non-accelerated Filer  ☐  (Do not check if a smaller reporting company) Smaller reporting company  ☒

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

Documents incorporated by reference:  None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends Far East Energy Corporation's (the "Company") Annual Report on Form 10-K (the "Annual Report") for the fiscal year ended December 31, 2009, originally filed on March 15, 2010 (the "Original Filing").  We are filing this Amendment to include the information required by Part III of the Annual Report and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of the Company's fiscal year ended December 31, 2009.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.  In this Amendment, unless the context indicates otherwise, the terms "Company," "we," "us," and "our" refer to Far East Energy Corporation and its subsidiaries.

TABLE OF CONTENTS

  - i -

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Board of Directors

The table below sets forth the names and ages of each of the members of our board of directors (the "Board") and our executive officers, as well as the positions and offices held by such persons.

Name	Age	Position
Donald A. Juckett	65	Chairman of the Board
Michael R. McElwrath	58	President, Chief Executive Officer and Director
William A. Anderson	70	Director
C. P. Chiang	67	Director
John C. Mihm	67	Director
Lucian L. Morrison	73	Director
Thomas E. Williams	57	Director
Bruce N. Huff	59	Chief Financial Officer and Principal Accounting Officer

Set forth below is the business experience of each person set forth in the table above and, in the case of the directors, a brief description of the specific experience, qualifications and skills attributable to each of our directors that led the Board to its conclusion that the individual should serve as a director of the Company.

Donald A. Juckett has served as a director since May 2004 and as Chairman of the Board since August 5, 2009.  Mr. Juckett serves on the Nominating and Corporate Governance Committee and Compensation Committee of the Board. In November 2005, Dr. Juckett established the position of Director of the Washington, D.C. office of the American Association of Petroleum Geologists. He presently serves as Founding Director for AAPG's Washington office. Prior to that, Dr. Juckett was self-employed as an industry information consultant. He served at the U.S. Department of Energy from 1988 until his retirement in 2003. At his retirement, Dr. Juckett was Director of the Office of Natural Gas and Petroleum Import and Export Activities for Fossil Energy. During his tenure with the Department of Energy, he also served as a member of the Senior Executive Service and held positions as Director of the Office of Natural Gas and Petroleum Import and Export Activities, Director for Natural Gas and Petroleum Technology and Acting Deputy Assistant Secretary for Natural Gas and Petroleum Technology. Dr. Juckett managed a portfolio of international projects including bilateral agreements with China, Russia, Venezuela, Ukraine, Bangladesh and Mexico. Dr. Juckett also played an active role in the formation of the United States/China Oil and Gas Industry Forum in 1998. From 1974 to 1988, Dr. Juckett worked for Phillips Petroleum Company, now known as ConocoPhillips, Inc., in management positions including responsibility for the support of worldwide divisions with exploration technologies including geochemistry and satellite imagery. Dr. Juckett earned a B.S. degree in chemistry from the State University of New York-Oswego and a Ph.D. in chemistry from the State University of New York-Albany.

The Board selected Mr. Juckett to serve as a director because of his extensive senior management experience in the international oil and gas industry as well as his experience in the U.S. Department of Energy involving international projects and agreements.  He brings extensive energy industry, international operations and management experience to the Board.

Michael R. McElwrath has served as the Company's President and Chief Executive Officer since October 2003. He became a director in October 2003 and served as Chairman of the Board from October 2003 until January 2005. Mr. McElwrath also served as Secretary and Treasurer from October 2003 until March 2005. He was employed as Vice President of Hudson Highland (formerly known as TMP Worldwide) from 1999 until joining the Company in October 2003. He also served as Acting Assistant Secretary of Energy in the George H.W. Bush (41st President of the United States) Administration, Director of the National Institute for Petroleum and Energy Research, Director of British Petroleum's outsourced exploration and production lab for the Americas and Deputy Assistant Secretary for Policy for the U.S. Department of Interior in the last year of the Reagan Administration. Mr. McElwrath holds a J.D. from the University of Texas School of Law, as well as a B.A. from the Plan II Honors Program at the University of Texas. He is also a member of the Society of Petroleum Engineers, the Independent Petroleum Association of America, and the Texas Independent Producers and Royalty Owners Association.

The Board selected Mr. McElwrath to serve as a director because his position as Chief Executive Officer provides strategic leadership for the Board.  His extensive experience in the oil and gas industry as well as in public service gives the Board the benefit of his management and operational insight.  With Mr. McElwrath’s extensive executive experience, he brings strong financial and operational expertise to the Board.

William A. Anderson has served as a member of the Company's Board since October 2007. Mr. Anderson is the Chairman of the Audit Committee of the Board and has been designated as an "audit committee financial expert." He also serves on the Compensation Committee of the Board. Mr. Anderson has served as a consultant for Eastman Dillon Oil and Gas Association since 2006. From 1989 through 2005, he was a founder and partner of Weller, Anderson & Co. Ltd., a full-service stock brokerage firm. Prior to founding Weller in 1989, Mr. Anderson held several senior executive positions, including President of HARC Technologies, President of Rainbow Pipeline Company, President of Farmers Oil Company, Chief Financial Officer of ENSTAR Corporation, and General Partner and Senior Vice President of Blyth, Eastman, Dillon & Co. Mr. Anderson has extensive corporate board experience, having served as a director, committee chairman and/or committee member for a number of organizations, including Rancher Energy Corp., Tom Brown, Inc., Equisales Associates, Inc., Dyson Corporation, NationsBank Houston, Northern Trust Bank of Texas, American Income Life Insurance Company, Wing Corporation and Seven J-Stock Farm, Inc. He holds an MBA from the Harvard Business School and a B.S. in Business Administration from the University of Arkansas.

The Board selected Mr. Anderson to serve as a director because of his extensive experience as a member of several corporate boards and as an executive.  Mr. Anderson qualifies as an audit committee financial expert and brings strong financial expertise and experience to the Board.

C.P. Chiang has served on the Board since December 2006. He also serves on the Nominating and Corporate Governance Committee of the Board. From 2001 until his retirement in 2006, Mr. Chiang served as the China Project Manager/Country Manager of Burlington Resources, an energy company engaged in exploration, production, refining and marketing oil and gas, where he was responsible for managing the operations and activities of Burlington Resources in China and worked closely and negotiated with various Chinese governmental organizations. Throughout his 40 year career in the oil and gas industry, Mr. Chiang has held various engineering and management positions with oil and gas companies including British Gas E&P, Inc., Tenneco Oil Production and Exploration and Exxon Oil Company, now known as Exxon Mobil Corporation. Mr. Chiang earned a B.S. degree in mining engineering from National Cheng Kung University and a M.S. degree in petroleum engineering from New Mexico Institute of Mining and Technology.

The Board selected Mr. Chiang to serve as a director because of his extensive experience in the oil and gas industry, specifically in China, a key region to the Company’s operations.  Mr. Chiang has held various management and engineering positions with multiple oil and gas companies.  Mr. Chiang will bring extensive operational and executive experience and expertise to the Board.

John C. Mihm  has served as a director since May 2004. He served as Chairman of the Board from January 2005 through June 2007. Mr. Mihm currently serves on the Audit Committee and the Nominating and Corporate Governance Committee of the Board. He serves on the board of eProjectManagement and HNNG, a company involved in removing nitrogen from natural gas, and also serves as HNNG's Chief Operating Officer. Mr. Mihm is the owner and President of JCM Consulting, PLLC, which provides services in the engineering, construction, and project management field. From 1964 until his retirement in 2003, Mr. Mihm worked for Phillips Petroleum Company, now known as ConocoPhillips, Inc., in various management positions, finally serving as Senior Vice President of Technology and Project Development. Mr. Mihm's career includes over 20 years of work experience in China on offshore development and onshore coalbed methane exploration, working closely with China National Petroleum Corporation, China National Offshore Oil Corporation and SINOPEC on several joint ventures and employee development programs. He is a past board member of The Society of Petroleum Engineers and the ASME Foundation. Mr. Mihm is a registered professional engineer in Texas and Oklahoma. Mr. Mihm earned a B.S. degree in chemical engineering from Texas Tech University and serves on or has served on advisory boards at Texas Tech University, Oklahoma State University, University of Tulsa, University of Texas, Colorado School of Mines, Georgia Tech and University of Trondheim.

The Board selected Mr. Mihm to serve as a director because it believes that he has extensive experience in the oil and gas industry, specifically in offshore development in China and onshore coalbed methane exploration in the United States.  He also has worked closely with a number of key oil and gas companies in China.  Mr. Mihm brings extensive financial, engineering, operational and management experience to the Board.

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

The Board selected Mr. Morrison to serve as a director because of his experience in the financial industry, as well as his experience managing oil and gas properties.  Mr. Morrison qualifies as an audit committee financial expert and brings extensive financial expertise and experience to the Board, and also qualifies as an audit committee financial expert.

Thomas E. Williams has served as a director since February 2004. Mr. Williams also serves on the Audit Committee of the Board. Mr. Williams served as Chairman of the Board from June 2007 through August 2009.  He currently serves as Managing Director and President of Nautilus International LLC, an offshore drilling technology solutions provider, and is a consultant and advisor to Environmentally Friendly Drilling Project, a project Mr. Williams initiated in 2002.  From 2000 until 2007, Mr. Williams served as Vice President, Research and Business Development of Noble Technology Services, a wholly-owned subsidiary of Noble Corporation, a provider of diversified drilling and other services to the oil and gas industry. Mr. Williams also served as President of Maurer Technology Inc., a leading drilling R&D and engineering technology company and a wholly-owned subsidiary of Noble Corporation. He held senior executive positions at the U.S. Departments of Energy and Interior during the George H.W. Bush Administration from 1989 to 1993. From 1993 to 2000, he was Business Development Director at Westport Technology Center in Houston, an upstream oil and gas research company. He was a co-founder and served on the Board of Cementing Solutions, Inc., an oil and gas cementing services and technology company based in Houston, Texas. He has been in the oil and gas industry for over 28 years, having owned and operated an oil and gas exploration, production and consulting company prior to joining the Department of Energy. Mr. Williams has authored more than 100 energy publications, presentations and articles and serves on a number of oil and gas organizations, associations and boards including the Research Partnership to Secure Energy for America (RPSEA), Independent Petroleum Association of America, the Society of Petroleum Engineers, American Association of Drilling Engineers, DeepStar Consortium Contributors Advisory Board, Nautilus International, Petris Technologies and the Environmentally Friendly Drilling Consortium.  He has a B.S. degree in business from Campbellsville College.

The Board selected Mr. Williams to serve as a director because it believes that he has extensive experience in the oil and gas industry in both the public and private sector.  Mr. Williams brings extensive management and operational experience to the Board.

Bruce N. Huff was appointed as the Company’s Chief Financial Officer on April 19, 2010.  Previously, Mr. Huff served as the Company’s Chief Financial Officer from May 2004 until his resignation in September 2007.  Prior to joining the Company in 2004, Mr. Huff spent 13 years at Harken Energy Corporation, an oil and gas exploration, development and production company, beginning as Senior Vice President and Chief Financial Officer and eventually becoming the President and Chief Operating Officer in 1998. From October 2007 through October 2008, Mr. Huff served as Chief Financial Officer of Opal Energy Corp, an oil and gas exploration company focusing on natural gas exploration in the Gulf Coast of Texas.  He then served as an independent consultant for various oil and gas companies from October 2008 until rejoining the Company in April 2009 as the Company’s Vice President – Capital Development, assisting the Company in raising funds for its drilling and exploration programs.  He is a graduate of Abilene Christian University and a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than ten percent stockholders are required by the SEC's regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us, we believe that all filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with for the year ended December 31, 2009.

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

William A. Anderson is the chairman of the Audit Committee and the other members of the Audit Committee are John Mihm, Lucian L. Morrison and Thomas E. Williams.  The Board has determined that each member of the Audit Committee is independent within the meaning of the NYSE Amex Company Guide and satisfies the NYSE Amex listing standards financial sophistication requirements.  The Board has determined that both William A. Anderson and Lucian L. Morrison are "audit committee financial experts" as that term is defined under Item 407 of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

As a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, we have elected to follow scaled disclosure requirements for smaller reporting companies with respect to the disclosures required by Item 402 of Regulation S-K.  Under the scaled disclosure requirements, the Company is not required to provide a Compensation Discussion and Analysis, Compensation Committee Report and certain other tabular and narrative disclosures relating to executive compensation.

COMPENSATION TABLES AND ADDITIONAL INFORMATION

The following table sets forth a summary of compensation paid to our Chief Executive Officer and two other most highly paid persons serving as executive officers during fiscal year 2009 (the "Named Executive Officers") for the fiscal years ended December 31, 2009, December 31, 2008 and December 31, 2007.

2009 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		Stock Awards (1)	Option Awards (1)	All Other Compensation		Total
Michael R. McElwrath	2009	$330,750	$40,000	(2)	$123,750	$48,819	$4,575	(5)	$547,894
President and Chief	2008	330,750	40,000		92,475	251,640	10,500		725,365
Executive Officer	2007	315,000	128,993		694,000	—	27,129		1,165,122
K. Andrew Lai (3)	2009	195,000	—		13,750	20,270	2,844	(5)	231,864
Chief Financial Officer	2008	161,250	—		44,325	105,180	4,125		314,880
Phil A. Christian (4)	2009	182,083	36,417	(2)	82,500	20,270	387,560	(6)	708,830
President, COO	2008	184,556	36,911		73,800	208,500	276,903		780,670
Far East Energy (Bermuda), Ltd.

(1)
The amounts in this column reflect the value of stock or option awards, as applicable, granted to each Named Executive Officer in 2009 as determined in accordance with FASB ASC Topic 718.  See Note 11 to the consolidated financial statements included in Part II of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010 for assumptions used in valuing these awards and the methodology for recognizing the related expense.  All options awards are for the purchase of our common stock.  Stock awards are grants of restricted stock with time-based vesting conditions.

(2)	The bonuses of $40,000 and $36,417 for Messrs. McElwrath and Christian, respectively, are for service in 2009 and were required under the terms of their employment agreements.
(3)	Mr. Lai resigned as Chief Financial Officer of the Company effective April 19, 2010.
(4)	Mr. Christian was President and Chief Operating Officer of Far East Energy (Bermuda) Ltd. through October 15, 2009. There was a payment of $50,000 made in connection with his separation.
(5)	Represents the cost of matching funds to the Named Executive Officer's account in the Company’s defined contribution savings plan.
(6)
Mr. Christian's other compensation includes $77,522 for housing in China, $89,379 for the expenses of two cars and two drivers in China, $63,156 for tax equalization, $50,000 made in connection with his separation, $29,052 for relocation expenses, $25,700 for vacation and home leave travel, $34,910 for the education of Mr. Christian's children while living in China, $10,350 for matching funds to his account in the Company’s defined contribution savings plan, $4,178 for medical and dental insurance, $1,987 for storage costs and $1,326 for cell phone reimbursements.  The cost of the two cars and two drivers include vehicle leasing and maintenance expense, payroll, tolls, and fuel.  No allocation of the costs related to the use of the cars and drivers has been made between personal use and business travel within China.

Narrative to Summary Compensation Table

Employment Agreements with Named Executive Officers

We have employment agreements with our Named Executive Officers and those agreements are summarized below.

Agreement with Michael R. McElwrath.  On December 23, 2004, the Company entered into an amended and restated employment agreement with Mr. McElwrath.  On May 18, 2009, the Company amended the agreement by extending the term to October 13, 2012.  The employment agreement provides an annual base salary of not less than $236,250 per year and that Mr. McElwrath will receive performance bonuses of not less than $20,000 payable on or before the 13th of April and October of each year.

Unless further extended, the employment agreement for Mr. McElwrath terminates on October 13, 2012.  The employment agreement provides that if Mr. McElwrath is terminated by the Company for Cause (as defined in the employment agreement), the Company will pay his base salary and all amounts actually earned, accrued or owing as of the date of termination and he will be entitled for a period of three months after termination to exercise all options granted to him under his employment agreement or otherwise to the extent vested and exercisable on the date of termination unless otherwise provided in Mr. McElwrath's option agreements.  Subsequent to the three-month post-termination exercise period, remaining unexercised options will be forfeited.

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

Agreement with Bruce N. Huff.  On April 19, 2010, the Company appointed Mr. Huff as Chief Financial Officer of the Company.  Mr. Huff will receive a base salary of $225,000 per year and will be eligible to receive discretionary bonuses as determined by the Compensation Committee of the Company.  In conjunction with his appointment, he was awarded a bonus of $50,000 and 275,000 shares of restricted stock (the “Restricted Stock”) under the Far East Energy Corporation 2005 Stock Incentive Plan. The Restricted Stock will vest in four equal installments, with the first installment vesting on April 19, 2010 (the “Date of Grant”) and subsequent installments vesting on the first, second and third anniversary of the Date of Grant.

Agreement with K. Andrew Lai.  On April 13, 2010, Mr. Lai notified the Company that he would resign as Chief Financial Officer effective April 19, 2010 to pursue other endeavors.  In conjunction with his resignation, his employment agreement with the Company terminated.   Mr. Lai is entitled to all amounts actually earned, accrued or owing to him as of the date of termination.  He will also be entitled for a period of three months after termination to exercise all options granted to him under his employment agreement or otherwise to the extent vested and exercisable on April 15, 2010; provided, however, that certain of Mr. Lai’s options that provide for the purchase of up to a total of 100,000 shares of common stock will remain exercisable until April 19, 2012.

Agreement with Phil A. Christian.  On October 15, 2009, Mr. Christian resigned from his position and his employment agreement was terminated. Mr. Christian received all amounts actually earned, accrued or owing to him as of the date of termination and $50,000 in cash on his date of termination. Under his employment agreement, Mr. Christian was also entitled to a tax equalization payment to the extent that the amount Mr. Christian actually paid for income taxes exceeded the United States income tax and social security tax he would have paid as a citizen of the United States while he was employed with FEEB in China.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the number of unexercised options segregated by those that were exercisable and those that were unexercisable as of December 31, 2009, and the number of vested and unvested shares of restricted stock.

		OPTION AWARDS							STOCK AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Michael R. McElwrath	01/29/02	60,000		—	(1)	0.65	01/29/12		—		—
	10/13/03	480,000		—	(1)	0.65	10/13/13		—		—
	12/23/04	200,000		—		2.00	12/23/14	(3)	—		—
	02/02/06	400,000		100,000	(1)	2.00	02/02/16		—		—
	12/27/07	500,000		—		1.30	10/13/13		—		—
	03/21/07	—		—		—	—		150,000	(2)	69,000
	02/11/08	—		—		—	—		90,000	(2)	41,400
	02/11/08	180,000		360,000	(2)	0.69	02/10/18		—		—
	04/15/09	—		150,000	(2)	0.28	04/15/19		450,000	(2)	207,000
	04/15/09	—		110,000	(2)	0.65	04/15/19		—		—
K. Andrew Lai	01/29/07	84,000		56,000	(1), (5)		01/29/17		—		—
	02/11/08	60,000		120,000	(2), (5)		02/10/18		30,000	(5)	13,800
	10/01/08	66,667		33,333	(4), (5)		10/01/18		15,000	(5)	6,900
	04/15/09	—		100,000	(2), (5)		04/15/19		50,000	(5)	23,000
Phil A. Christian	03/12/08	166,667	(6)	—		0.615	03/12/18		—		—

(1)	These options vest 20% on grant date, and 20% on the four subsequent anniversaries of the grant date thereafter.
(2)	This grant of restricted stock or options, as applicable, will vest in three equal annual installments beginning on the first anniversary grant date.
(3)
These options vested 20% on grant date, and 20% on each grant date anniversary thereafter.  On January 14, 2009, the original expiration date of December 23, 2009 of this option was extended to December 23, 2014.

(4)
These options vested in three equal annual installments with the first installment vesting on the grant date and the subsequent two installments vesting on the next two anniversaries of the grant date.

(5)
As a result of the resignation of Mr. Lai on April 19, 2010, Mr. Lai forfeited unvested options to purchase up to 28,000 shares of common stock awarded on January 29, 2007, unvested options to purchase up to 60,000 shares of common stock awarded on February 11, 2008, unvested options to purchase up to 33,333 shares of common stock awarded on October 1, 2008, unvested options to purchase up to 66,667 shares of common stock awarded on April 15, 2009 and 15,000, 15,000 and 33,333 unvested shares of restricted stock awarded on February 11, 2008, October 1, 2008 and April 15, 2009, respectively. Mr. Lai will forfeit vested options to purchase up to 232,000 shares of common stock if not exercised prior to July 19, 2010 and vested options to purchase up to 100,000 shares of common stock if not exercised prior to April 19, 2012.

(6)
As a result of the resignation of Mr. Christian on October 15, 2009, Mr. Christian forfeited unvested options to purchase up to 100,000 shares of common stock awarded on April 15, 2009 and unvested options to purchase up to 333,333 of 500,000 shares of common stock awarded March 12, 2008.  Vested options to purchase up to 166,667 shares of common stock were forfeited on January 14, 2010 since they were not exercised.  Mr. Christian also forfeited 300,000 unvested shares of restricted stock awarded on April 15, 2009 upon his termination.

Directors' Compensation

The following table summarizes compensation paid to non-employee directors for 2009.  Mr. McElwrath is the only employee serving as a director and he does not receive any additional compensation for his service on the Board.  On April 15, 2009, Messrs. Williams, Anderson, Chiang, Juckett, Mihm, and Morrison were granted 40,000 shares of restricted stock and options to purchase 40,000 shares of our common stock.  The grant date fair values of these option awards were $8,120 to each of these directors.

2009 Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (1)	Total
Donald A. Juckett	$42,750	$11,000	$8,120	$61,870

William A. Anderson	50,000	11,000	8,120	69,120

C. P. Chiang	27,000	11,000	8,120	46,120

John C. Mihm	30,000	11,000	8,120	49,120

Lucian Morrison	39,000	11,000	8,120	58,120

Thomas E. Williams	41,750	11,000	8,120	60,870

(1)
Stock Awards and Option Awards are quantified in the table according to the amount included in 2009 share-based compensation expense for the awards granted to each named director through the end of fiscal year 2009.  See Footnote 11 to the Consolidated Financial Statements which is included in Part II of this report for assumptions used in valuing these awards and the methodology for recognizing the related  expense.  The expense has been modified in accordance with SEC rules to eliminate forfeiture assumptions in computing the expense for the year.   There were no actual forfeitures during 2009 by any of the named directors.  All options are for the purchase of our common stock.  All stock awards are grants of restricted stock representing time-vesting shares of our common stock.

The table below provides information regarding the outstanding stock option and restricted stock awards for each of our directors as of December 31, 2009.

2009 Outstanding Equity Awards for Directors

Name	Number of Securities Underlying Unexercised Options (#)	Number of Shares of Stock That Have Not Vested (#)

Donald A. Juckett	520,000	40,000
William A. Anderson	290,000	40,000
C. P. Chiang	280,000	40,000
John C. Mihm	520,000	40,000
Lucian Morrison	268,000	40,000
Thomas E. Williams	520,000	40,000

The Company pays its non-employee directors cash compensation for their service on the Board. In January 2007, the Board approved a standard compensation arrangement for directors, effective January 1, 2007.  On April 15, 2009, the Compensation Committee amended the standard compensation arrangement to increase the fees for Board and committee telephone meetings from $500 each to $1,500 and $1,000, respectively.  The current standard compensation arrangement, as amended, is set forth below.

Schedule of Directors' Fees

Annual cash retainer	$15,000	annually
Board meetings in person	1,500	for each meeting
Board meetings by telephone	1,500	for each meeting
Committee meetings in person	1,000	for each meeting
Committee meetings by telephone	1,000	for each meeting
Committee Chairman retainer	5,500	annually
Audit Committee Chairman retainer	12,000	annually
Board Chairman retainer	12,000	annually

The Company also reimburses directors for the reasonable expenses they incur to attend Board, Board committee and/or investor relations meetings.  In addition, in 2008, the Board approved an annual grant of options to purchase 40,000 shares of common stock to each non-employee director, which have an exercise price equal to fair market value on date of grant, a term of ten years and will vest in their entirety on the first anniversary of the date of grant.  The fair market value, on a given date, is the mean of the closing bid and asked prices of the common shares as reported that day on the OTC Bulletin Board.  These grants are expected to be made during the first quarter each fiscal year.  The 2009 grant to each of the six non-employee directors was made on April 15, 2009.  The options have an exercise price of $0.275, which was the fair market value of our stock on the date of grant.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table sets forth, as of April 20,  2010, certain information with respect to the beneficial ownership of our common stock by (a) each stockholder beneficially owning more than 5% of the Company's outstanding common stock; (b) each director of the Company who is a stockholder of the Company; (c) each of the Named Executive Officers who is a stockholder of the Company; and (d) all executive officers and directors of the Company as a group.  Total shares outstanding on April 20, 2010 were 185,420,859.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Outstanding Common Stock
International Finance Corporation	21,580,360	(1)	11.3%
Persistency Capital, LLC	16,986,579	(2)	9.1%
The China Fund, Inc.	14,565,477	(3)	7.9%
Goldman Sachs Group, Inc.	11,617,333	(4)	6.2%

Named Executive Officers:
Michael R. McElwrath	3,411,595	(5)	1.8%
K. Andrew Lai	506,759	(6)	*

Non-Executive Directors:
Donald A. Juckett	668,632	(7)	*
William A. Anderson	320,519	(8)	*
C. P. Chiang	320,000	(9)	*
John C. Mihm	734,579	(10)	*
Lucian L. Morrison	294,019	(11)	*
Thomas E. Williams	598,125	(12)	*

All Directors and Executive
Officers as a Group (8 persons)	7,068,135	(13)	3.8%

*	Less than 1%.

(1)
The amount of beneficial ownership of the shares is based on a Schedule 13G filed with the SEC dated June 20, 2008.  The address for International Finance Corporation is 2121 Pennsylvania Avenue, N.W., Washington, D.C. 20433.

(2)
The amount of beneficial ownership of the shares is based on a Schedule 13G filed with the SEC dated February 16, 2010.  The address for Persistency Capital, LLC is 1270 Avenue of the Americas, Suite 2100, New York, NY  10020.  Based on the Schedule 13G, Persistency Capital, LLC and Mr. Andrew Morris share investment and voting power over the shares.

(3)
The amount of beneficial ownership of the shares are based on written correspondence with The China Fund, Inc.  The address for The China Fund, Inc. is State Street, 2 Avenue de Lafayette, 6th Floor, Boston, MA 02111.  The China Fund, Inc has sole voting power over the shares and Martin Currie, Inc. has sole investment power over the shares.

(4)
The amount of beneficial ownership of the shares are based on a Schedule 13G filed with the SEC dated February 12, 2010.  The address for Goldman Sachs Group, Inc is 85 Broadway Street, New York, NY 10004.

(5)
Includes 2,186,667 shares which Michael R. McElwrath may purchase pursuant to options which are exercisable within 60 days of April 20, 2010.  Also includes 45,000 shares of restricted stock which vest on February 11, 2011 and 300,000 shares of restricted stock which vest in two equal installments on April 15, 2011 and April 15, 2012.

(6)	Includes 332,000 shares which Andrew Lai may purchase pursuant to options which are exercisable within 60 days of April 20, 2010.
(7)	Includes 520,000 shares which Donald A. Juckett may purchase pursuant to options which are exercisable within 60 days of April 20, 2010.
(8)
Includes 237,500 shares which William A. Anderson may purchase pursuant to options which are exercisable within 60 days of April 20, 2010.  Mr. Anderson disclaims beneficial ownership of 10,000 of these securities held by Anderson Securities Corp. except to the extent of his pecuniary interest therein, and the inclusion of these shares in this report shall not be deemed an admission of beneficial ownership of all of the reported shares for any purpose.

(9)	Includes 280,000 shares which C.P. Chiang may purchase pursuant to options which are exercisable within 60 days of April 20, 2010.
(10)	Includes 520,000 shares which John C. Mihm may purchase pursuant to options which are exercisable within 60 days of April 20, 2010.
(11)	Includes 221,000 shares which Lucian L. Morrison may purchase pursuant to options which are exercisable within 60 days of April 20, 2010.
(12)	Includes 520,000 shares which Thomas E. Williams may purchase pursuant to options which are exercisable within 60 days of April 20, 2010.
(13)	Includes 4,791,833 shares which may be purchased pursuant to options and warrants which are exercisable within 60 days of April 20, 2010 by our directors and executive officers.

Equity Compensation Plan Information

The following table provides information regarding the equity compensation plans as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plan Category	(a)	(b)	(c)
Plans approved by security holders (1)	4,802,500	$0.81	5,752,333
Plans not approved by security holders
- Inducement awards (2)	984,667	0.64	-
- Investor Relations Consultant	125,000	0.86	-
- IRS 409A related grants (3)	1,100,000	1.81	-
- Prior to adoption of the 2005 Plan (4)	2,940,000	1.61	-
Total	9,952,167	1.14	5,752,333

(1)
For discussion of the 2005 Stock Incentive Plan ("2005 Plan"), which was approved by the security holders, see "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Narrative to Equity Compensation Plan Information —2005 Stock Incentive Plan."

(2)	We awarded as inducement grants options to purchase shares of common stock to new board members and new employees outside the 2005 Plan. The grants carried a term of ten years.
(3)
We granted options to purchase shares of common stock in December 2007 which were replacements for options cancelled due to potential adverse tax consequences to the holders of the cancelled options under Section 409A of the Internal Revenue Code.  The cancelled options had been granted prior to adoption of the 2005 Plan.  The replacement stock options have terms between one and approximately six years, and exercise prices in the range of $1.30 to $2.37 per share.

(4)
We granted options to purchase shares of common stock prior to the adoption of the 2005 Plan, which are evidenced by individual stock option agreements.  The options were granted to officers, directors and consultants and have a term of between five and ten years and an exercise price in the range of $0.65 to $2.20 per share.

Narrative to Equity Compensation Plan Information

2005 Stock Incentive Plan

On May 27, 2005, the Company's stockholders approved the 2005 Plan. At the annual meeting of stockholders of the Company held on July 15, 2009, the Company's stockholders approved an amendment to the 2005 Plan which increased the number of shares of common stock issuable from 7,500,000 shares to 12,500,000 shares and increased the number of shares of common stock that may be granted as restricted stock, restricted stock units or any other stock-based awards from 2,400,000 to 3,900,000 shares.  Unless sooner terminated by the Board or the Compensation Committee, the 2005 Plan will terminate on May 27, 2015.  The 2005 Plan permits the Compensation Committee to grant stock options, including incentive stock options ("ISOs") and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

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

Board Independence

The Board has determined that each director, except for Michael R. McElwrath, has no material relationship with the Company and is independent within the meaning of the NYSE Amex listing standards.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm Fee Information

Audit Fees

The aggregate fees billed by JonesBaggett LLP (formerly Payne Smith & Jones, P.C.) for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2009 and 2008 and for the review of the financial statements included in our Quarterly Reports on Form 10-Q for those years were $205,532 and $154,466, respectively.

Audit-Related Fees

JonesBaggett LLP did not render any audit-related professional services for the years ended December 31, 2009 and 2008.

Tax Fees

JonesBaggett LLP did not perform any tax compliance, tax advice and/or tax planning services during 2009. The aggregate fees billed by JonesBaggett LLP for professional services rendered for tax compliance, tax advice and/or tax planning for the years ended December 31, 2008 were $6,000.  The fees were for the preparation of the 2007 corporate tax returns.

All Other Fees

JonesBaggett LLP did not bill any other fees for professional products or services rendered to us, other than those described above under "Audit Fees," "Audit-Related Fees" and "Tax Fees" for the years ended December 31, 2009 and 2008.

The Audit Committee pre-approved all of the audit and non-audit fees described above for the years ended December 31, 2009 and 2008.

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

3.        Exhibits

A list of the exhibits filed or furnished with this report on Form 10-K/A (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index beginning on page 18 of this report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 21, 2010.

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

21.1	List of Subsidiaries of Far East Energy Corporation (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 15, 2010, and incorporated herein by reference).
23.1	Consent of JonesBaggett LLP (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed on March 15, 2010, and incorporated herein by reference).
24.1	Powers of Attorney (filed as Exhibit 24.1 to the Company’s Annual Report on Form 10-K filed on March 15, 2010, and incorporated herein by reference).
31.1 †	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 †	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. Sec. 1350 (filed as Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed on March 15, 2010, and incorporated herein by reference).

32.2
Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. Sec. 1350 (filed as Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed on March 15, 2010, and incorporated herein by reference).

*	Management contract or compensatory plan arrangement.
†	Filed herewith