Form 10-Q
period 2010-03-31
FAR EAST ENERGY CORP
filed 2010-05-05
CIK 1124024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 23, 2010.
UTitle of each classU	UNumber of sharesU
Common Stock, par value $0.001 per share	185,587,629

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
4BTABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,938	$5,567
Restricted cash	521	739
Inventory	246	225
Prepaid expenses	124	166
Deposits	345	346
Stock subscription receivable	-	275
Other current assets	21	16
Total current assets	8,195	7,334

Unevaluated oil and gas properties	35,405	34,421
Other fixed assets, net	443	480
Total property and equipment	35,848	34,901

Deferred financing costs	135	169
Total assets	$44,178	$42,404

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,688	$3,098
Accrued liabilities	2,383	1,354
Exchangeable note payable	9,818	-
Total current liabilities	14,889	4,452

Exchangeable note payable	-	10,000
Discount on exchangeable note payable	-	(228)
Long-term debt	-	9,772
Accrued interest payable - noncurrent	-	171
Asset retirement and environmental obligation	349	339

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value,500,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized,185,420,859 and 173,836,960 issued and outstanding, respectively	185	174
Additional paid-in capital	116,682	111,982
Unearned compensation	(196)	(279)
Deficit accumulated during the development stage	(87,731)	(84,207)
Total stockholders' equity	28,940	27,670
Total liabilities and stockholders' equity	$44,178	$42,404

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		February 4, 2000
	March 31,		(Inception) through
	2010	2009	March 31, 2010

Operating revenues	$-	$-	$-
Operating expenses:
Exploration costs	1,033	1,206	32,554
Lease operating expense	485	531	8,184
General and administrative	1,714	1,372	43,281
Impairment loss	-	-	3,778
Loss on investment in joint venture	-	-	22
Amortization of contract rights	-	-	81
Total operating expenses	3,232	3,109	87,900
Operating loss	(3,232)	(3,109)	(87,900)
Other income (expense):
Interest expense	(280)	(50)	(1,320)
Interest income	-	3	1,875
Gain on sale of assets	-	-	3
Foreign currency transaction loss	(12)	(5)	(389)
Total other income	(292)	(52)	169
Loss before income taxes	(3,524)	(3,161)	(87,731)
Income taxes	-	-	-
Net loss	$(3,524)	$(3,161)	$(87,731)

Comprehensive loss	$(3,524)	$(3,161)	$(87,731)

Net loss per share:
Basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	176,407	161,301

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands Except Share Data)
(Unaudited)
	Common Stock		Additional Paid-In Capital	Unearned Compensation	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	Number of Shares	Par Value

For the Three Months Ended March 31, 2010

Balance at December 31, 2009	173,836,960	$174	$111,982	$(279)	$(84,207)	$27,670
Net loss	-	-	-	-	(3,524)	(3,524)
Common shares issued	11,655,116	11	4,585	-	-	4,596
Nonvested shares issued	-	-	-	83	-	83
Nonvested shares withheld for taxes	(71,217)	-	(31)	-	-	(31)
Stock options issued	-	-	146	-	-	146
Balance at March 31, 2010	185,420,859	$185	$116,682	$(196)	$(87,731)	$28,940

For the Three Months Ended March 31, 2009

Balance at December 31, 2008	161,305,390	$161	$105,915	$(313)	$(70,452)	$35,311
Net loss	-	-	-	-	(3,161)	(3,161)
Nonvested shares issued	-	-	-	58	-	58
Nonvested shares withheld for taxes	(13,107)	-	(3)	-	-	(3)
Stock options issued	-	-	248	-	-	248
Warrants issued			594	-	-	594
Balance at March 31, 2009	161,292,283	$161	$106,754	$(255)	$(73,613)	$33,047

Inception (February 4, 2000) through March 31, 2010

Balance at February 4, 2000	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	(87,731)	(87,731)
Common shares issued						-
- Placements	172,039,948	170	95,937	-	-	96,107
- Acquisition	1,600,000	2	3,598	-	-	3,600
Shares issued to consulting firm	231,259	-	297	-	-	297
Nonvested shares issued	2,560,792	4	1,532	(196)	-	1,340
Nonvested shares withheld for taxes	(346,696)	-	(172)	-	-	(172)
Stock options issued	-	-	5,420	-	-	5,420
Stock options exercised	1,410,000	1	915	-	-	916
Warrants issued	-	-	804	-	-	804
Warrants exercised	7,925,556	8	8,185	-	-	8,193
Warrants redeemed unexercised	-	-	(2)	-	-	(2)
Debt issued with beneficial conversion feature	-	-	168	-	-	168
Balance at March 31, 2010	185,420,859	$185	$116,682	$(196)	$(87,731)	$28,940

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Three Months Ended March 31,		February 4, 2000 (Inception) through March 31,
	2010	2009	2010

Cash flows from operating activities
Net loss	$(3,524)	$(3,161)	$(87,731)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	45	44	739
Amortization of deferred financing costs	280	50	1,143
Stock issued to pay expense	-	-	297
Share-based compensation	229	306	6,759
Changes in components of working capital and asset retirement and environmental obligations
Restricted cash	218	(1,697)	(521)
Inventory	(21)	20	(247)
Prepaid expenses	42	90	(124)
Deposits	1	-	(345)
Stock subscription receivable	270	-	25
Other current assets	-	2	(46)
Accounts payable and accrued liabilities	32	(353)	4,886
Asset retirement and environmental obligations	10	-	166
Impairment expense	-	-	3,778
Gain on sale of assets	-	-	(3)
Other, net	(31)	(3)	206
Net cash used in operating activities	(2,449)	(4,702)	(71,018)

Cash flows from investing activities
Additions to unproved oil and gas properties in China	(768)	(963)	(35,481)
Other oil and gas investment	-	-	(1,278)
Additions to other properties	(8)	(7)	(1,114)
Sale of oil and gas properties	-	-	1,108
Sale of other fixed assets	-	-	2
Net cash used in investing activities	(776)	(970)	(36,763)

Cash flows from financing activities
Net proceeds from exchangeable note	-	10,000	10,000
Net proceeds from sale of common stock	4,596	-	96,107
Net proceeds from exercise of options	-	-	916
Net proceeds from exercise of warrants	-	-	8,191
Deferred financing costs	-	(495)	(495)
Net cash provided by financing activities	4,596	9,505	114,719

Increase in cash and cash equivalents	1,371	3,833	6,938
Cash and cash equivalents--beginning of period	5,567	7,880	-
Cash and cash equivalents--end of period	$6,938	$11,713	$6,938

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Business, Basis of Presentation and Significant Accounting Policies

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

The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented.

Basis of Presentation.  The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to those rules and regulations.  The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Management believes that the information and disclosures provided herein are adequate to present fairly the consolidated financial position, results of operations and cash flows of the Company. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 ("2009 Annual Report").

Restricted Cash.  Restricted cash represents the amount of cash which is restricted by legal or contractual requirements. Of the $10 million in proceeds from the issuance of an exchangeable note (the "Exchangeable Note") to Arrow Energy International Pte Ltd ("Arrow"), $2 million of the proceeds was set aside to be used exclusively to satisfy FEEB’s existing exploration and development commitments in connection with the Qinnan production sharing contract ("PSC").  The restricted cash balance is reduced as the related expenditures are incurred.  See Note 3 – "Transactions with Arrow" for additional information.  As of March 31, 2010, our balance in restricted cash was $0.5 million.

Convertible Debts and Warrants.  We applied Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging ("ASC 815"),  and FASB ASC Topic 470, Debt ("ASC 470"), in recording the Exchangeable Note and warrants issued to Arrow in conjunction with a transaction between the parties. Derivative financial instruments, as defined in ASC 815, consist of financial instruments or other contracts that contain a notional amount and one or more underlying amounts, require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.  Convertible debt, as defined in ASC 470, generally includes an interest rate which is lower than the issuer could establish for nonconvertible debt, an initial conversion price which is greater than the market value of the common stock at the time of issuance, and a conversion price which does not decrease except pursuant to anti-dilution provisions.  Also, under ASC 470, the portion of the proceeds from the issuance of the debt which is allocable to the warrant should be accounted for as additional paid-in capital.  The allocation should be based on the relative fair values of the two securities at time of issuance.  See Note 3 – " Transactions with Arrow" for additional information.

Recently Issued Accounting Standards and Developments.   There were no recent accounting pronouncements at March 31, 2010 that materially affected our company.

2.  Liquidity and Realization of Assets

We have not established a source of revenue and are not able to accurately predict the timing of our first revenue.  We have funded our exploration and development activities primarily through the sale and issuance of common stock. In September 2009, the Company filed with the SEC a shelf registration statement on Form S-3 for the offer and sale from time to time of up to $75 million of the Company's debt and equity securities.  In December 2009, we completed a transaction for the sale of 11.6 million shares of our common stock and warrants to purchase up to 4.6 million shares of our common stock for total net proceeds of $4.3 million under our shelf registration.  On March 11, 2010, we completed a transaction for the sale of 11.7 million shares of our common stock and warrants to purchase up to 4.7 million shares of our common stock for total net proceeds of $4.6 million under our shelf registration.  The amount available under the registration statement at April 23, 2010 was approximately $65.1 million.

Our current work programs would satisfy the minimum exploration expenditures for all three of our PSCs for 2010. Management intends to continue to seek to raise funds by obtaining debt or equity financing, by exploring potential strategic relationships involving one or more of our PSCs and by seeking to obtain approval from our Chinese partner company and the MOC with respect to, and satisfying the other conditions under, the Farmout Agreement with Arrow, which would provide additional funding.  See Note 3 – "Transactions with Arrow" for additional information on our Farmout Agreement with Arrow.  However, there can be no assurance that we will be successful in raising funds through debt or equity financing, entering into any strategic relationship or transaction or in satisfying the conditions under the Farmout Agreement with Arrow. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt or equity financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements.  Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer.  In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt or equity financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements. There can be no guarantee of future fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs.  Based on our planned work programs, if we do not obtain additional capital, whether from Arrow under the Farmout Agreement or through additional debt or equity financing, or enter into an agreement with a strategic partner, we believe that the funds currently available to us should provide sufficient cash to fund our planned expenditures under the Shouyang PSC and other minimum operating costs through the middle of the third quarter of 2010.

The global financial crisis, despite having abated to a certain extent, has created liquidity problems for many companies and financial institutions and international capital markets have stagnated, especially in the United States and Europe.  A continuing downturn in these markets could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through the sale of our securities.

There can be no guarantee of future fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs. Management believes that we will continue to be successful in raising the funds necessary to continue as a going concern.

As of March 31, 2010, we had unevaluated exploratory well costs totaling $35.1 million, of which $30.6 million have been capitalized for a period greater than one year.  Such costs, which related to the Shouyang Block in Shanxi Province, were initially capitalized under successful efforts accounting, pending a determination of whether sufficient quantities of economically recoverable proved reserves are found.  We make periodic assessments of whether these costs qualify for continuing capitalization, based on whether we are making sufficient progress in assessing the reserves and determining the economic and operating viability of the project, as more fully discussed in Note 4.

In addition to these periodic assessments, we also assess whether we have a reasonable expectation of recovering these costs through future net cash flows from the project, if we are successful in establishing proved reserves. During the first quarter of 2008, we received the report of an independent engineering firm, which was commissioned to study the various technical aspects of the current pilot project  in the 1H Pilot Area in the Shouyang Block.  The study indicated that significant gas content is present in the 1H Pilot Area and that the coal in the area has relatively high permeability, based on production data available from the first seven wells (three horizontal and four vertical) drilled in the pilot area.  The report also indicated that we have made progress in lowering the field pressure in the 1H Pilot Area to a level which appears to be approaching the critical desorption pressure necessary for CBM gas production.  Although there are many uncertainties associated with our exploration and dewatering efforts, we believe the results of the study provide the Company with a reasonable basis for the long-term viability of this project, and support the continued capitalization of our unevaluated capitalized exploratory well costs in the project while we are continuing to evaluate the field.

The report noted that the initial seven pilot wells in the 1H Pilot Area that were evaluated by the independent engineering firm had suffered varying degrees of wellbore damage while being drilled.  Without taking into consideration future planned wells, the report also indicates that the seven pilot wells appear insufficient to properly confine the area for dewatering purposes.  As such, the report indicates that we are unlikely to produce meaningful quantities of gas from these initial seven wells without drilling additional wells and/or conducting remedial activities on the seven wells.  Subsequent to the drilling of the seven wells included in the report, we have drilled an additional 3 horizontal, 15 vertical and 7 deviated wells as of March 31, 2010 in the 1H Pilot Area. Additionally, we began drilling one deviated well in the first quarter of 2010.  The unevaluated exploratory well costs at March 31, 2010 consisted of exploratory drilling and related costs for 27 wells in the 1H Pilot Area and 4 parameter wells.  During the fourth quarter of 2008, we expensed the previously capitalized costs related to two parameter wells, pursuant to FSP No. 19-1, as more fully discussed in Note 4.  We also plan to drill additional wells in the near future to further explore and assess the potential of the property.  However, there are many risks and uncertainties involved in early stages of exploring and attempting to develop a new CBM gas field and we cannot make any assurances that our efforts will be successful in making the pilot area commercially viable.  In the event we are not successful, we may be required to write off some or all of these unevaluated exploratory well costs.

3.  Transactions with Arrow

On March 13, 2009, we entered into a series of transactions related to our Qinnan Block with Arrow.  In connection with these transactions, one of our wholly owned subsidiaries, FEEB, and Arrow entered into a Farmout Agreement (the "Farmout Agreement") under which, subject to certain conditions, FEEB would assign to Arrow 75.25% of its rights in the Qinnan PSC in Shanxi Province (the "Assignment").  The Farmout Agreement conditions the Assignment on, among other things, the receipt of required approvals from the government of the PRC Since December 19, 2009, each of the Company and Arrow has had the right to terminate the Farmout Agreement at any time, though neither party has elected to exercise that right and the parties are continuing to use efforts to satisfy the conditions contemplated by the Farmout Agreement.

If the conditions to the Farmout Agreement are satisfied prior to the termination of the agreement, Arrow would make an initial payment of approximately $8 million to us, and, subject to certain other conditions, would fund all exploration costs associated with the Qinnan PSC, up to a maximum of $30 million. In addition, after satisfaction of the conditions to the Farmout Agreement, if we obtain Chinese governmental approval of an overall development program for the Qinnan area, Arrow would pay FEEB an additional $8 million in cash as a bonus.  (i) FEEB issued the Exchangeable Note, $10 million principal amount, to Arrow for $10 million in cash; (ii) we issued a warrant to Arrow for 7,420,000 shares of our common stock, at an exercise price of $1.00 per share ("Warrant"); and (iii) we entered into a registration rights agreement.

Of the $10 million in cash received from Arrow for the Exchangeable Note, $2 million was to be set aside to be used exclusively to satisfy FEEB's existing exploration and development commitments in connection with the Qinnan PSC.  This restricted portion of the proceeds was recorded as restricted cash on the consolidated balance sheet. During the period from the date we entered into the transactions to the quarter ended March 31, 2010, we used approximately $1.5 million of the $2 million for exploration expenditures related to the Qinnan PSC.  See Note 1 – "Summary of Significant Accounting Policies – Restricted Cash."

Since October 16, 2009, the Exchangeable Note has borne interest at a rate of 8% per annum, and principal and interest are due and payable on the maturity date of March 13, 2011.  Arrow has the right at any time to exchange the Exchangeable Note in whole or in part for shares of the Company’s common stock at an exchange rate of 21,052.63 shares per $10,000, or $0.475 per share (the "Exchange Rate"), of principal and interest.  Moreover, upon satisfaction of the conditions set forth in the Farmout Agreement, the note would automatically be exchanged for shares of our common stock at the same exchange rate.

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

The Warrant expired in December 2009.

For additional information on the transactions with Arrow, see Item 1 – "Business" of our 2009 Annual Report.

We applied ASC 815 and ASC 470 in the recording of the transaction with Arrow.  According to ASC 815, the Exchangeable Note and the Warrant were afforded the exemption from derivative accounting treatment as they were not derivative instruments because (i) their conversion features were indexed to the Company's stock, and (ii) the Warrant is and, in the case of the Exchangeable Note, the conversion feature on its own would be classified in stockholders’ equity in the balance sheet.  Pursuant to ASC 470, no portion of the proceeds from the issuance of the Exchangeable Note should be accounted for as attributable to the conversion feature due to the inseparability of the debt and the conversion option.  Also, under ASC 470, the portion of the proceeds from the issuance of the Exchangeable Note which is allocable to the Warrant should be accounted for as paid-in capital.  The allocation should be based on the relative fair values of the two securities at time of issuance.  We determined the fair value of the Warrant using a combination of the Black-Scholes-Merton valuation technique and a Monte Carlo simulation.

The significant assumptions used in the valuation were as follows:

	Black-Scholes-Merton	Monte Carlo Simulation
Volatility	124.60%	110.16%
Risk free interest rate	0.67%	0.83%
Expected dividend yield	-	-
Expected term	0.99 year	1.51 years

Based on the combination of the Black-Scholes-Merton valuation technique and the Monte Carlo simulation, the Warrant was valued at $624,612 at time of issuance.   The amount was recorded as a debt discount to the Exchangeable Note in the liabilities section and as additional paid-in capital in the equity section of the balance sheet.  The debt discount is accreted as interest expense periodically over the term of the Exchangeable Note.  We have recorded an accretion amount of $442,635 from the issuance date to March 31, 2010.

The Company incurred approximately $0.5 million in direct costs in connection with entering into the transactions with Arrow.  These direct costs were allocated between the Exchangeable Note and the Warrant in proportion to their respective fair values at time of issuance.  The costs related to the Warrant were recorded as an offset to the value of the Warrant in paid-in capital.  The costs related to the Exchangeable Note were capitalized as deferred financing costs and amortized based on the effective interest method over the term of the Exchangeable Note.  The objective of that method is to arrive at a periodic interest cost which represents a level effective rate over the term of the Exchangeable Note on its face amount reduced by the unamortized discount and expense at the beginning of the period.  The effective interest rate for the Exchangeable Note as calculated is 11.64% per annum.  We have recorded an amortization amount of $328,892 for the period from the issuance date to March 31,2010.

4.  Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties include the following (in thousands):

	At March 31, 2010	At December 31, 2009
Unproved leasehold costs	$275	$275
Unevaluated exploratory well costs	35,130	34,146
	$35,405	$34,421

Unproved property Costs. Unproved leasehold costs are composed of amounts we paid to the MOC and the China United Coalbed Methane Corporation ("CUCBM") pursuant to a PSC we entered into in 2002 with CUCBM to acquire the mineral rights in the Enhong and Laochang areas in Yunnan Province.

Unevaluated Wells Costs.  Unevaluated well costs include only suspended well costs which are direct exploratory well costs pending determination of whether proved reserves have been discovered. Accounting guidance regarding capitalization of suspended well costs is provided by FASB ASC Topic 932.  FASB ASC 932 addresses whether there are circumstances under the successful efforts method of accounting for oil and gas producing activities that would permit the continued capitalization of exploratory well costs beyond one year, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are under way or firmly planned for the near future.  Capitalization of costs should be continued beyond one year in cases where reserves for the project are not yet proven, but the Company demonstrates sufficient continuing progress toward assessing those reserves.  For the capitalized costs at March 31, 2010, our assessment indicated that our current work programs demonstrated our efforts in making sufficient continuing progress toward assessing the reserves in the areas for which the costs were incurred. Therefore, we have continued to capitalize these costs.

The following table provides an aging of capitalized exploratory well costs based on the date the costs were incurred and the number of related wells for which these exploratory well costs have been capitalized for a period greater than one year (in thousands, except number of projects):

At March 31, 2010
Unevaluated exploratory well costs that have been capitalized for a period of one year or less	$4,567
Unevaluated exploratory well costs that have been capitalized for a period greater than one year	30,563
Total unevaluated exploratory well costs (1)	$35,130

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	1

(1)	Costs related to our exploratory project in the Shouyang Block in the Shanxi Province.

Our net changes in unevaluated exploratory well costs in the Shouyang Block for the three months ended March 31, 2010 are presented below (in thousands):

Three Months Ended
March 31, 2010
Beginning balance at December 31, 2009	$34,146
Additions to unevaluated exploratory well costs pending the determination of proved reserves	984
Ending balance at March 31, 2009	$35,130

5.  Asset Retirement and Environmental Obligations

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

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment at March 31, 2010 (in thousands):

At March 31, 2010
Carrying amount at beginning of period	$339
Accretion	10
Carrying amount at end of period	$349

Current portion	$-
Noncurrent portion	$349

6.  Other Fixed Assets

Other fixed assets, net include the following (in thousands):

	At March 31,	At December 31,
	2009	2009
Other fixed assets	$992	$984
Accumulated depreciation	(549)	(504)
Other fixed assets, net	$443	$480

Other fixed assets include leasehold improvements, equipment and furniture.  Depreciation expense for the three-month periods ended March 31, 2010 and 2009 were $45,000 and $44,000, respectively.

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

Shouyang and Qinnan Production Sharing Contracts.  We are the operator under two separate PSCs entered into with CUCBM to develop the Shouyang and Qinnan Blocks in the Shanxi Province.  The term of each of the Shouyang and Qinnan PSCs consists of an exploration period, a development period and a production period. During the exploration period, we hold a 100% participating interest in the properties, and we must bear all exploration costs for discovering and evaluating CBM-bearing areas. If any CBM field is discovered, the development costs for that CBM field will be borne by us and CUCBM in proportion to the respective participating interests. At that time, we will recover that share of the up-front exploration costs allocable to our Chinese partner through a gradual cost recovery mechanism.  The exploration period is divided into three phases called Phase I, Phase II and Phase III.  We have completed our Phase I and Phase II obligations under the PSCs, and elected to enter into Phase III.  Our work commitment to complete Phase III consists of furthering the horizontal drilling in the coal seam begun in Phase II to a total of 12,000 meters. We completed eight horizontal wells which totaled approximately 12,058 meters of horizontal drilling in coal for the Shouyang PSC and Qinnan PSC together in 2009.  Therefore, we have satisfied the exploration work commitment.  During the third quarter of 2009, the MOC approved a modification agreement to extend Phase III of the exploration period for the Shouyang PSC to June 30, 2011 from June 30, 2009.   With regard to the Qinnan PSC, China National Petroleum Company (“CNPC”) has recently replaced CUCBM as our

Chinese partner company.  For many months CNPC had been awaiting authorization from the Chinese government allowing it to deal with foreign partners on CBM projects. We now understand that such authority has been granted to CNPC in the past few days, but we have not yet obtained official confirmation of this.  There can be no assurance that CNPC will approve an extension of the exploration period or approve the Farmout Agreement with Arrow. We have had discussions with CNPC regarding the extension of the exploration period, which expired on June 30, 2009.  At CNPC's request, we have provided certain operational and financial information about our Company to assist them in the decision making process.  There can be no assurance that we will be successful in extending the Qinnan PSC.

Under the PSCs, we have committed to satisfy certain annual minimum exploration expenditure requirements for each PSC.  Our minimum exploration expenditure requirement for each block is based on the minimum exploration expenditure requirements of CUCBM established by the Ministry of Land and Resources ("MLR").  The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by each PSC.  The annual minimum exploration expenditure requirement is approximately $2.9 million and $3.4 million, for the Shouyang PSC and the Qinnan PSC, respectively, based on the currency exchange rate between the U.S. Dollar and the Chinese RMB as of March 31, 2010.  In 2009, our exploration expenditure at Shouyang Block exceeded minimum expenditure requirement for the Shouyang PSC. Previously, the expenditures in a prior year that exceeded the minimum expenditure requirement could be carried over and applied to expenditure requirements for the following year.  Pursuant to the 2009 Shouyang PSC Modification Agreement, the portion of the exploration expenditures which exceeds the current year's minimum exploration expenditure requirement can no longer be carried forward toward the satisfaction of the subsequent year's minimum requirement. These expenditure requirements are denominated in the RMB and therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the Chinese RMB.

Our current work programs would satisfy the minimum exploration expenditures for all three of our PSCs for 2010.  The MLR minimum expenditure requirements are a significant factor that influences the Company's exploration work program. Under the Shanxi PSCs, we are required to pay certain fees totaling $0.9 million in 2010 which are counted toward the satisfaction of the 2010 minimum exploration expenditure requirements.  These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits.

To satisfy our expenditure requirements, management intends to seek to raise funds by obtaining debt or equity financing, by exploring potential strategic relationships involving one or more of our PSCs and by seeking to obtain approval from our Chinese partner company and the MOC with respect to, and satisfying the other conditions under, the Farmout Agreement with Arrow.  However, there can be no assurance that we will be successful in raising funds through debt or equity financing, entering into any strategic relationship or transaction or in satisfying the conditions under the Farmout Agreement with Arrow. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt or equity financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements. Based on our planned work programs, if we do not obtain additional capital, whether from Arrow under the Farmout Agreement or through additional debt or equity financing, or enter into an agreement with a strategic partner, we believe that the funds currently available to us should provide sufficient cash to fund our planned expenditures under the Shouyang PSC and other minimum operating costs through the middle of the third quarter of 2010.

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

Under the Yunnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements.  Our minimum exploration expenditure requirements for the blocks subject to the PSC are based on the minimum exploration expenditure requirements of CUCBM established by the MLR.  The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by the PSC.  The annual minimum exploration expenditure requirement is approximately $1.6 million, based on the currency exchange rate between the U.S. Dollar and the Chinese RMB as of March 31, 2010.  Pursuant to the 2009 Yunnan PSC Modification Agreement, the portion of the exploration expenditures which exceeds the current year's minimum exploration expenditure requirement can no longer be carried forward toward the satisfaction of the subsequent year's minimum requirement.  Our 2009 exploration expenditure and the cumulative amount carried forward from 2008 amounted to approximately $1.5 million. Therefore we were approximately $0.1 million short of the requirement.  The shortage will be discussed in the next joint management committee meeting currently scheduled in the second quarter of 2010.  Based on previous experience and the shortage being immaterial, we are hopeful that permission will be granted from CUCBM to add the underage to the 2010 requirement.  These requirements are denominated in the RMB, and therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the Chinese RMB.  The MLR minimum expenditure requirements are a significant factor that influences the Company's exploration work program.  Under the Enhong-Laochang PSC, we are required to pay certain fees totaling $0.4 million in 2010, which are counted toward the satisfaction of the 2010 minimum exploration expenditure requirements. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits.

8.  Common Stock

Issuance of Shares and Warrants.  On March 11, 2010, we completed a transaction for the sale of 11.7 million shares of our common stock and warrants to purchase up to 4.7 million shares of our common stock for total net proceeds of $4.6 million under our shelf registration.  The offering price for the transaction was $0.43 per share, with warrants at an exercise price of $0.80 per share.  The warrants have a five-year term.

Issuance of Exchangeable Note and Warrants.  During the first quarter of 2009, we issued the Exchangeable Note and Warrant to Arrow in conjunction with the transactions with Arrow.  See Note 3 – "Transactions with Arrow" for additional information.

Shares Withheld for Taxes.  During the first quarter of 2010, we withheld 71,217 shares of our common stock from the vesting of nonvested shares (also commonly referred to as "restricted stock") granted to employees to satisfy tax withholding obligations of $31,000.  Once withheld, the shares were canceled and removed from the number of outstanding shares.  Accordingly, we reduced our common stock and our additional paid in capital on our consolidated balance sheet by an amount which equaled the fair market value of the withheld shares on the date of withholding and cancellation.  We subsequently remitted the amount withheld to the tax authority.

Outstanding Warrants.  A summary of warrants outstanding as of March 31, 2010 is as follows (in thousands, except exercise price):

	Warrants	Expiration Date In
Exercise Price	Outstanding	2012	2013	2014		2015
$0.54	290	-	-	290	(1)	-
$0.80	4,662	-	-	-		4662	(1)
$1.00	8,400	-	8,400	-		-
$1.25	2,312	-	-	2,312		-
$2.61	4,020	4,020	-	-		-
Total	19,684	4,020	8,400	2,602		4,662

(1)	Granted to investors and placement agent in conjunction with the investors’ purchase of our common stock during the first quarter of 2010.

9.  Share-Based Compensation

We grant nonvested shares of common stock and options to purchase common stock to employees, members of the board of directors and consultants under our shareholder-approved 2005 Stock Incentive Plan (the "2005 Plan").  Grants prior to the adoption of the 2005 Plan and inducement grants associated with hiring of new employees and appointment of new directors are generally issued outside of the 2005 Plan.  During the first half of 2009, we awarded options to purchase up to 1,686,000 shares of our common stock and 1,190,000 nonvested shares under the 2005 Plan to employees and members of the board of directors, and options to purchase up to 220,000 shares of our common stock and 100,000 shares of nonvested stock outside the 2005 Plan to a new employee and consultants. At the annual general meeting of stockholders of the Company held on July 15, 2009, the Company's stockholders approved an amendment to the 2005 Plan which increased the number of shares of common stock issuable from 7,500,000 shares to 12,500,000 shares and increased the number of shares of common stock that may be granted as restricted stock (nonvested shares), restricted stock units or any other stock-based awards from 2,400,000 to 3,900,000 shares.  As of March 31, 2010, we had 5,919,000 shares available for awards under the 2005 Plan, of which 1,921,500 shares could be issued as nonvested shares or other full-valued stock-based awards.

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

The compensation expense is included in the Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Exploration Costs	$35	$76
General and Administrative	194	230
	$229	$306

The following table summarizes stock option transactions during the three months ended March 31, 2010 (in thousands, except grant price):

	Options	Weighted Average Grant Price
Outstanding at January 1, 2010	9,952	$1.14
Granted	-	-
Forfeited	-	-
Cancelled	(167)	0.62
Expired	(40)	2.00
Outstanding at March 31, 2010	9,745	$1.15

Exercisable at March 31, 2010	7,356	$1.36

At March 31, 2010, the weighted average remaining contractual life for the stock options outstanding and exercisable was 6.08 years and 5.25 years, respectively.

The following table summarizes shares of nonvested stock transactions during the three months ended March 31, 2010 (in thousands, except per share data):

	Nonvested Shares	Weighted Average Fair Value Per Share
Outstanding at January 1, 2010	1,354	$0.40
Granted	-	-
Vested	(187)	0.76
Withheld for Taxes	(71)	0.77
Outstanding at March 31, 2010	1,096	$0.32

As of March 31, 2010, we had approximately $0.6 million in total unrecognized compensation cost related to share-based compensation, of which $0.2 million was related to shares of nonvested stock grants and was recorded in unearned compensation on our consolidated balance sheets.  This cost is expected to be recognized over a weighted average period of 1.5 years at March 31, 2010.  This expected cost does not include the impact of any future share-based compensation awards.

10.  Supplemental Disclosures of Cash Flow Information

Cash paid for interest expense and income taxes for the three month period of 2010 and 2009 was zero.

11. Subsequent Events

Subsequent events have been evaluated through April 23, 2010, the date the financial statements were issued. There were no items that would have a material impact to the financial statements presented in this Form 10-Q.

PART 1.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December, 31, 2009 ("2009 Annual Report"), the financial statements and related notes in this Quarterly Report, the risk factors contained herein and in our 2009 Annual Report, and all of the other information contained elsewhere in this report.  The terms "we," "us," "our," “the Company”  and "our company" refer to Far East Energy Corporation and its subsidiaries, unless the context suggests otherwise. The term "FEEB" refers to Far East Energy (Bermuda), Ltd., a wholly-owned subsidiary, which conducts substantially all of our operations in China.

Overview.  We are a development stage company, and our activities include principally drilling, testing, completing and dewatering of exploratory coalbed methane ("CBM") wells, preparing for possible gas sales in the future and organizational activities. We believe that good environmental, social, health and safety performance is an integral part of our business success. We conduct our business with respect and care for our employees, contractors, communities, and the environments in which we operate.  Our vision is zero harm to people and the environment while creating value for our shareholders as well as for China, including the regions and communities within which we operate.  Our commitment to these principles is demonstrated by the fact that we have had no lost-time accidents over 4.5 years and no major environmental incidents.  We have a commitment to being good corporate citizens of China, striving to emphasize and utilize very high levels of Chinese content in personnel, services, and equipment; and we have achieved very high percentages of Chinese content in each category.

During the first quarter 2010, we continued our efforts to explore and develop CBM in Shanxi Province in northern People's Republic of China ("PRC" or "China") and in Yunnan Province in southern PRC.  We continued to employ numerous safety precautions to ensure the safety of our employees and independent contractors.  We also conducted our operations in accordance with various laws and regulations concerning the environment, occupational safety and health.

On March 13, 2009, we entered into a series of transactions related to our Qinnan Block with Arrow Energy International Pte Ltd ("Arrow"), the Singapore-based subsidiary of Arrow Energy Limited, a large Australian CBM producer.  In connection with these transactions, FEEB entered into a Farmout Agreement pursuant to which, subject to approval of the Farmout Agreement by our Chinese partner company and the PRC’s Ministry of Commerce (“MOC”) and certain other conditions, FEEB would assign to Arrow 75.25% of its rights in the Qinnan PSC. For additional information on the transactions with Arrow, see "Capital Resources and Liquidity" and Item 1. "Business" in our 2009 Annual Report.

Management intends to seek to raise funds by obtaining debt or equity financing, by exploring potential strategic relationships involving one or more of our PSCs and by seeking to obtain approval from our Chinese partner company and the MOC with respect to, and satisfying the other conditions under, the Farmout Agreement with Arrow, which would provide additional funding.  See Note 3 – "Transactions with Arrow" for additional information on our Farmout Agreement with Arrow.  However, there can be no assurance that we will be successful in raising funds through debt or equity financing, entering into any strategic relationship or transaction or in satisfying the conditions under the Farmout Agreement with Arrow. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt or equity financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  In particular, any transfer of our rights under the PSCs will require the approval of our

Chinese partner company and the MOC.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer.  In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt or equity financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements.  There can be no guarantee of future fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs.  Based on our planned work programs, if we do not obtain additional capital, whether from Arrow under the Farmout Agreement or through additional debt or equity financing, or enter into an agreement with a strategic partner, we believe that the funds currently available to us should provide sufficient cash to fund our planned expenditures under the Shouyang PSC and other minimum operating costs through in the middle of the third quarter of 2010.

The global financial crisis, despite having abated to a certain extent, has created liquidity problems for many companies and financial institutions and international capital markets have stagnated, especially in the United States and Europe.  A continuing downturn in these markets could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through the sale of our securities.  The ongoing crisis has created a difficult environment in which to negotiate and consummate a transaction.  While we will continue to seek to raise funds, there can be no assurance that we will be able to enter any strategic relationship or transaction or that we will be successful in raising funds through debt or equity financing.  However, management believes that we will continue to be successful in raising the funds necessary to continue as a going concern.

Although we believe the results of our exploration activities in Shanxi and Yunnan Provinces to date have been favorable, we will need to complete more wells to achieve commercial viability in these provinces, which will require additional capital expenditures.  Our current and future work programs for our PSCs will depend on our ability to raise additional capital to fund our exploration activities.  Our current work program is described below.

Shouyang Block, Shanxi Province.  During the third quarter of 2009, the MOC approved a modification agreement (the "2009 Shouyang PSC Modification Agreement"), which among other provisions, extended Phase III of the exploration period to June 30, 2011 from June 30, 2009.

The northern portion of the Shouyang Block is being closely monitored and work programs are being carried out there to achieve three primary goals: (i) to enlarge our pilot area and continue to expand the area in our 1H Pilot where critical desorption and gas production have begun to occur, thereby increasing gas production, (ii) to add wells to extend the perimeter of the area to  help delineate the geographic extent of the high permeability and high gas content area and, (iii) to determine the optimal approach to minimize costs and maximize gas recovery.  To reach these goals in our 1H Pilot Area, we drilled 5 horizontal wells, 11 vertical wells and 6 deviated wells; additionally we drilled 5 parameter wells (one of which was a horizontal well) by the end of fall 2009.  In the first quarter of 2010, we completed drilling 3 vertical wells, 1 deviated well and 1 parameter well, and began drilling one deviated well.

The deviated wells represent another phase in the process of reducing costs.  These are essentially vertical wells drilled at a very high angle from an existing well pad and location. Utilizing an existing well location allows more than one well to be drilled from the same pad, consequently reducing land and pad construction costs, as well as reducing environmental impact.  Once drilled to the coal seam, the wells are fracture stimulated.  We have gained insights over time as to situations where cavitation or hydraulic fracture stimulation may improve our dewatering efficiency in the pilot area.  Hydraulic fracturing is a stimulation method successfully used in other gas shale and coalbed reservoirs to improve wellbore productivity by providing channels that extend beyond any formation damage done to the wellbore during the drilling process.  This allows for water and gas to more easily flow into the wellbore and then be produced.

In December 2009, we commenced a winter drilling program at the Shouyang Block to drill 8 new wells. Using all 5 rigs available to us, we completed the drilling of 5 new wells in the first quarter of 2010 with one well still in progress, which will bring the total number of completed wells in the Shouyang Block to 33. Of these 33 wells, 27 are program wells drilled in the 1H Pilot Area to expand the field to the west and 6 are parameter wells drilled several kilometers to the west and southwest that were drilled to obtain further information regarding the geographic extent of the high permeability/high gas content area.

Current plans call for those rigs to commence drilling 4 program wells and 8 parameter wells in the second quarter of 2010. We have been drilling parameter wells at 4 to 6 kilometer intervals to the west, south, and east of the pilot area, with the goal of determining whether there is a large area of the northern Shouyang Block that contains high gas content as well as good permeability characteristics. The parameter wells seek to show that much of the northern area of the Shouyang Block shares the same rare combination of high permeability and high gas content discovered in the 1H Pilot Area.

To date, the 1H Pilot wells as well as  the parameter wells drilled at intervals of 4 to 6 kilometers to the south and to the west of the 1H Pilot Area have revealed permeability ranging from 10 to 100 millidarcies.  Permeability in the 2H area, about 7 kilometers south of the 1H Pilot Area, appears to be around 60 millidarcies.  In the area surrounding the  P2 well, about 6 kilometers west of the 1H Pilot area, the permeability appears to be between 20 and 40 millidarcies; while in the  area surrounding the P3 well, about 6 kilometers southwest of the 1H Pilot Area, the permeability appears to be about 10 to 20 millidarcies.  This range of permeability compares favorably with a number of successful CBM fields.  With permeabilities ranging from areas of 10 millidarcies to 100 millidarcies, the number 15 coal seam in much of the northern portion of the Shouyang Block seems to have an area of high permeability coupled with high gas content.

In addition to drilling new wells subsequent to March 31, 2010, the Company also plans to conduct fracture stimulation programs for 23 wells over the next 4 months.  All of these wells will be fractured using the improved methods discovered by us during its 2009 Work Program, which included using resin-coated sand to improve the stability and durability of the fractured wells.  Dewatering has been started immediately after each of the wells has been drilled and fracture stimulated.

We have obtained the initial results of the production capacity tests on the Number 9 coal seam for 4 wells. It is too early to be able to predict the total gas production capacity of these wells in the Number 9 coal seam but it does appear that compared with the Number 15 coal seam in the 1H Pilot Area, the Number 9 coal seam has a higher gas saturation level which could allow us to produce CBM from that coal seam with a potentially shorter dewatering period than has been necessary in the Number 15 coal seam.

Instead of continuing to flare the current gas production, we believe that we could initiate gas sales as early as the third quarter of 2010.  We are in discussions with two pipeline companies, one of which might install a compressed natural gas facility prior to completing pipeline construction in our area regarding the potential off-take and sale of gas produced from the 1H Pilot Area.  The two pipeline companies are planning to lay lines approximately 18 inches in diameter near the Shouyang Area.  One of the pipeline companies recently stated that it would consider slightly re-routing its line to come to within approximately 2 kilometers of our 1H Pilot Area, with that company’s pipeline expected to be completed by July or August.  That pipeline is being built to take gas off the Shanjing II pipeline that runs from Western China to Beijing and to move that gas towards the provincial capital of Shanxi Province.  Its route was already planned to pass within 3 kilometers of the 1H Pilot Area.  Additionally, the pipeline company has stated that it does not intend to require that we guarantee volumes of gas.  Normally, in order to induce a pipeline to build to a producing area, the producer must guarantee that a certain volume of gas will be available to the pipeline.

Qinnan Block, Shanxi Province.  Phase III of the exploration period under the Qinnan PSC expired on June 30, 2009.  We have had discussions with China National Petroleum Company (“CNPC”) regarding the extension of the exploration period.  At CNPC's request, we have provided certain operational and financial information about our company to assist them in the decision making process.  Recently, CNPC has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008.  There can be no assurance that we will be successful in extending the Qinnan PSC.  For many months, CNPC had been awaiting authorization from the Chinese government allowing it to deal with foreign partners on CBM projects.  We now understand that such authority has been granted to CNPC in the past few days, but we have not yet obtained official confirmation of this.  There can be no assurance that CNPC will approve an extension of the exploration period or approve the Farmout Agreement with Arrow.  Our future work program at the Qinnan Block depends largely on whether the exploration period of the Qinnan PSC will be extended as well as whether the necessary Chinese government approvals will be obtained for the Farmout Agreement with Arrow.

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

Because there are no pipelines currently in the vicinity of our Yunnan Province projects, our ability to sell CBM produced on these projects to communities outside the general area will be contingent upon a gas pipeline, compressed natural gas facility or other off-take vehicle being built close to our project area.  We estimate the initial cost to construct a connecting pipeline and compression facilities from our project area to the nearest large cities, Qujing and Kunming, may be in the range of $20 million to $50 million or more.  Recently, we have learned that CNPC has undertaken a pipeline construction project with support from the Yunnan provincial government to extend the Myanmar-China natural gas pipeline to pass through the city of Kunming, then go northward through the city of Zhaotong, and finally connect with major interprovincial pipelines in Sichuan Province. Further, the pipeline plans are expected to include a branch that is intended to connect Kunming to Qujing.  We believe that the construction, which would lay pipelines closer to our projects, would help reduce the cost for CBM off-take from our projects and increase our ability to eventually deliver gas to consumers.  If CUCBM elects a 40% participating interest in Yunnan Province project, our costs would be reduced accordingly.

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

The three PSCs are divided into three periods: exploration, development and production.  All three PSCs are in the exploration period, although the exploration period of the Qinnan PSC expired on June 30, 2009, and is the subject of our extension request.   For additional information regarding our extension request for the Qinnan PSC, see “Qinnan Block, Shanxi Province” above.  Currently, we bear all exploration costs for discovering and evaluating CBM-bearing areas during the exploration period.  If any CBM field is discovered, the development costs for that CBM field will be borne by us and CUCBM in proportion to the respective participating interests. At that time, we will recover that share of the up-front exploration costs allocable to our Chinese partner through a gradual cost recovery mechanism.  During the third quarter of 2009, the MOC approved modification agreements to extend the exploration periods for the Shouyang PSC and the Yunnan PSC to June 30, 2011. CUCBM is our Chinese partner company in these PSCs and has the right to participate in up to 30% of the interest in the Shouyang PSC and up to 40% of the interest in the Yunnan PSC.  CNPC has recently replaced CUCBM as our Chinese partner company for the Qinnan PSC. We are continuing to pursue an extension of the exploration period of the Qinnan PSC. It is possible that CNPC might elect to issue a new PSC, which could be on less favorable terms than those in the current PSC. At CNPC's request, we have provided certain operational and financial information about our Company to assist them in the decision making process. Recently, CNPC has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008.  There can be no assurance that we will be successful in extending the exploration period of the Qinnan PSC or that a new PSC will be granted. Additionally, in connection with obtaining this extension or a new PSC, we may be required to commit to certain expenditures or to modify the terms or respective ownership interests and/or acreage in the PSC.  If we are unable to raise sufficient funds to commit to these expenditures, it may adversely affect our ability to extend the PSC.

During the exploration period, all expenditures are funded by us.  Expenditures in the development and production periods are funded in proportion to the respective participating share of the participants in the PSC.  If we satisfy the conditions to the Farmout Agreement, including obtaining approval from our Chinese partners and the MOC, and successfully assign 75.25% of our participating interest in the Qinnan PSC to Arrow, Arrow would make an initial payment of approximately $8 million to us, become the operator under the Qinnan PSC, and, subject to certain conditions, would fund all exploration costs associated with the Qinnan PSC up to a maximum of $30 million.  Since December 19, 2009, each of the Company and Arrow have had the right to terminate the Farmout Agreement at any time, though neither party has elected to exercise that right and the parties are continuing to use efforts to satisfy the conditions contemplated by the Farmout Agreement.  There can be no assurance that our Chinese partner or the MOC will approve the Farmout Agreement or that Arrow will not exercise the right to terminate the Farmout Agreement.  If the Farmout Agreement conditions are met prior to the termination of the Farmout Agreement and Arrow reaches such $30 million cap, FEEB and Arrow would share further Qinnan development costs and any future revenues in proportion to the participating interests in the Qinnan PSC, provided that FEEB may, in its discretion, instead elect to assign all of its interest in the Qinnan PSC to Arrow subject to retaining a 2% overriding royalty interest.  In addition, under the Farmout Agreement, if we obtain Chinese governmental approval of an overall development plan  for the Qinnan area after satisfaction of the conditions to the Farmout Agreement, Arrow will pay FEEB an additional $8 million in cash as a bonus, and FEEB will have the option to assign all of its interest in the Qinnan PSC to Arrow, while retaining a 5% overriding royalty interest.  Qualified project costs incurred under the PSCs by us during the exploration period can be recovered from the value of the first 75% of gross production of CBM for the two Shanxi Province PSCs and 70% of gross production of CBM for the Yunnan PSC.  Participants will pay their proportionate share of the value added tax and State royalty according to the relevant government regulations  In addition, with respect to the Shouyang and Qinnan PSCs, our company must pay ConocoPhillips, Inc. a 3.5% royalty on production.

Results of Operations

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009:

The table below sets out major components of our expenditures (in thousands):

	Three months ended March 31,
	2010	2009
Additions to Unevaluated Oil and Gas Properties (capitalized)
- Shouyang Block, Shanxi Province (1)	$984	$1
Exploration Expenditures (expensed)
- Shouyang Block, Shanxi Province	412	378
- Qinnan Block, Shanxi Province	138	642
- Yunnan Province	483	186
- Total	1,033	1,206
Lease Operating Expenditures (expensed)
- Shouyang Block, Shanxi Province	433	483
- Qinnan Block, Shanxi Province	42	48
- Accretion Cost on ARO	10	-
- Total	485	531

Total Exploration and Operating Expenditures	$2,502	$1,738

General and Administrative Expenses	$1,714	$1,372

(1)	Capitalized in the Consolidated Balance Sheets.

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

The table below sets out the operating expenses in the Consolidated Statements of Operations (in thousands):

	Three months ended March 31,
	2010	2009
Exploration costs	$1,033	$1,206
Lease operating expense	485	531
General and Administrative	1,714	1,372
Total	$3,232	$3,109

The table below sets out components of exploration costs for the three months ended March 31, 2010 and March 31, 2009 (in thousands):

	Three months ended March 31,
	2010	2009
Technical personnel compensation	$145	$156
PSC related payments	231	169
Contract drilling & related expenses	657	881
Total	$1,033	$1,206

Exploration costs for the three months ended March 31, 2010 decreased $0.2 million due primarily to lower contract drilling and related expenses  related to the Qinnan PSC of $0.5 million, partially offset by higher contract and drilling related expenses related to the Yunnan PSC of $0.3 million.

The table below sets out components of lease operating expense ("LOE") for the three-month periods ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,
	2010	2009
Workovers	$79	$69
Pumping Related Costs	362	317
Accretion Cost on ARO	10	-
Supervision	34	145
Total	$485	$531

LOE for the three months ended March 31, 2010 was comprised of costs pertaining to the dewatering efforts in the Shouyang and Qinnan Blocks in Shanxi Province, which presently have sustained low rates of small gas production. To date, while we believe we have sufficient production to sell gas, the production is not at commercial levels and the data obtained is not sufficient to project when or if the wells will achieve commercial gas production rates and what those rates may be.  LOE for the three months ended March 31, 2010 decreased primarily due to a decrease in supervisory costs. As of March 31, 2010, 29 wells were being dewatered: 7 horizontal wells, 6 deviated wells and 16 vertical wells. As of March 31, 2009, 22 wells were being dewatered: 7 horizontal wells, 3 deviated wells and 12 vertical wells.

General and administrative ("G&A") expenses for the three months ended March 31, 2010 increased $0.3 million due primarily to increases in legal fees of $0.1 million, in gas marketing of $0.1 million and in investor relations of $0.1 million.

Capital Resources and Liquidity. We have no source of revenue or cash flow from operations, and our primary source of cash flow has been cash proceeds from public offerings and private placements of our common stock and warrants to purchase our common stock, and the exercise of warrants and options to purchase our common stock.

Work Program Funding.  Our current work programs would satisfy the minimum exploration expenditures for all three of our PSCs for 2010.  Management intends to seek to raise funds by obtaining debt or equity financing, by exploring potential strategic relationships involving one or more of our PSCs and by seeking to obtain approval from our Chinese partner company and the MOC with respect to, and satisfying the other conditions under, the Farmout Agreement with Arrow.  See Note 3 – "Transactions with Arrow"  and "– Farmout Agreement" below for additional information on our Farmout Agreement with Arrow.  However, there can be no assurance that we will be successful in raising funds through debt or equity financing, entering into any strategic relationship or transaction or in satisfying the conditions under the Farmout Agreement with Arrow. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt or equity financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  In particular, any transfer of our rights under the PSCs will require the approval of our Chinese partner company and the MOC.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer.  In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt or equity financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements.  There can be no guarantee of future fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs.  Based on our planned work programs, if we do not obtain additional capital, whether from Arrow under the Farmout Agreement or through additional debt or equity financing, or enter into an agreement with a strategic partner, we believe that the funds currently available to us should provide sufficient cash to fund our planned expenditures under the Shouyang PSC and other minimum operating costs through the middle of the third quarter of 2010.  Our ability to continue as a going concern depends upon our ability to obtain substantial funds for use in our development activities and upon the success of our planned exploration and development activities. There can be no guarantee of future fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs. Management believes that we will continue to be successful in raising the funds necessary to continue as a going concern.

On March 13, 2009, the Company and FEEB entered into a series of transactions related to our Qinnan Block with Arrow, the Singapore-based subsidiary of Arrow Energy Limited.  Specifically, on that date, (i) FEEB and Arrow entered into the Farmout Agreement  under which, subject to certain conditions, FEEB would assign to Arrow 75.25% of its rights (the "Assignment") in the Qinnan PSC, (ii) FEEB issued an Exchangeable Note, $10 million principal amount (the "Exchangeable Note"), to Arrow for $10 million in cash, (iii) the Company issued a Warrant (the "Warrant") to Arrow for 7,420,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), at an exercise price of $1.00 per share, and (iv) the Company and Arrow entered into a Registration Rights Agreement pursuant to which the Company gave certain registration rights to Arrow with respect to the shares of Common Stock issuable pursuant to the Exchangeable Note and Warrant.

Farmout Agreement.  The Farmout Agreement conditions the Assignment on, among other things, the receipt of required approvals from the government of the PRC (collectively, the "Farm-In Conditions").  Since December 19, 2009, each of the Company and Arrow have had the right to terminate the Farmout Agreement at any time, though neither party has elected to exercise that right and the parties are continuing to use efforts to satisfy the conditions contemplated by the Farmout Agreement.  There can be no assurance that our Chinese partners or the MOC will approve the Farmout Agreement or that Arrow will not exercise its right to terminate the Farmout Agreement.  If the Farm-In Conditions are satisfied prior to the termination of the Farmout Agreement, Arrow would make an initial payment to the Company of approximately $8 million, and, subject to certain other conditions, Arrow would fund all exploration costs associated with the Qinnan PSC up to a maximum of $30 million.  If the conditions in the preceding sentence are satisfied and Arrow reaches such $30 million cap, FEEB and Arrow would share further Qinnan area exploration costs in proportion to their participating interests in the Qinnan PSC, provided that FEEB may, in its discretion, instead elect to assign all of its interest in the Qinnan PSC to Arrow subject to retaining a 2% overriding royalty interest.  In addition, under the Farmout Agreement, if the parties are able to obtain Chinese governmental approval of an overall development plan for the Qinnan area after satisfaction of the Farm-In Conditions, Arrow would pay FEEB an additional $8 million in cash as a bonus, and FEEB will have the option to assign all of its interest in the Qinnan PSC to Arrow, while retaining a 5% overriding royalty interest.  If an overall development program is approved after satisfaction of the Farm-In Conditions, then FEEB and Arrow will share related development costs and any future revenues for such area on a pro-rata basis in accordance with their participating interests in the Qinnan PSC.

In addition to the foregoing, the Farmout Agreement contains certain customary representations, warranties and covenants of the parties.  Further, if certain events of default occur, then FEEB will be entitled to exercise rights to revoke the Assignment and the Farmout Agreement will automatically terminate.

Exchangeable Note.  The Exchangeable Note has an initial principal amount of $10 million, bears interest at a rate of 8% per annum, which began to accrue on October 16, 2009, and matures on March 13, 2011 (the "Maturity Date"), unless repaid earlier.  Principal and interest are due and payable on the Maturity Date or earlier if payment is accelerated upon the occurrence and continuance of an event of default (addressed below).

Arrow has the right at any time to exchange the Exchangeable Note in whole or in part for shares of Common Stock at an exchange rate of 21,052.63 shares per $10,000 (or $0.475 per share) of principal and interest (the "Exchange Rate"), subject to certain equitable adjustment mechanisms in the event of a sale of the Company, stock split or similar occurrence.  However, if the Farm-In Conditions under the Farmout Agreement are satisfied prior to either party terminating that agreement, the entire principal amount of the Exchangeable Note will automatically be exchanged for shares of Common Stock at the Exchange Rate, subject to the same adjustment mechanisms.

The Exchangeable Note contains certain restrictive covenants applicable to the Company and FEEB, including, among others, restrictions on the incurrence of indebtedness that ranks senior to or pari passu with the Exchangeable Note and restrictions on FEEB's ability to sell all of its rights under Shouyang PSC.  The Company has guaranteed FEEB's payment obligations under the Exchangeable Note.  For additional information on the restrictive covenants and events of default under the Exchangeable Note, see Item 1. "Business – Transactions with Arrow."

Warrant.  The Warrant expired in December 2009.

Our capital resources and planning can be impacted by fluctuations in the U.S. Dollar and Chinese RMB exchange rate as well as inflation in these countries.  For further discussion of these risks, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Cash Flows.  As of March 31, 2010, our balance in cash and cash equivalents was $6.9 million, an increase of $1.4 million from the balance of $5.6 million as of December 31, 2009.  The increase was due primarily to the sale under our shelf registration of 11.7 million shares of our common stock and warrants to purchase up to 4.7 million shares of our common stock for total net proceeds of $4.6 million, partially offset by $2.4 million and $0.8 million cash used by operating activities and investing activities, respectively.  During the first quarter of 2010, we used approximately $0.2 million of the restricted cash we received from Arrow in connection with the Farmout Agreement with Arrow for exploration expenditures related to the Qinnan Block.  As of March 31, 2010, our balance in restricted cash was $0.5 million.

Cash used in operating activities for the three months ended March 31, 2010 was $2.4 million as compared to cash used in operating activities for the same period in 2009 of $4.7 million.  The decrease in cash used in operating activities of $2.3 million was due primarily to a reclassification of $2 million in the first quarter of 2009 as restricted cash in accordance with the Farmout Agreement with Arrow and an increase in G&A of $0.3 million.

Cash used in investing activities for the three months ended March 31, 2010 was $0.8 million as compared to $1 million for the same period in 2009.  The decrease was primarily due to a decrease in additions to unevaluated oil and gas properties of $0.2 million.

Cash provided by financing activities for the three months ended March 31, 2010 was $4.6 million as a result of the sale of 11.7 million shares of our common stock and warrants to the purchase of up to 4.7 million shares of our common stock.  Cash provided by financing activities for the three months ended March 30, 2009 was $10 million in proceeds from the issuance of the Exchangeable Note, partially offset by a restricted cash classification of $2 million out of the Exchangeable Note proceeds under the Securities Purchase Agreement and the total financing costs of $0.5 million.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Actual results could differ materially from those projected in such forward-looking statements. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include: the gas produced at our wells may not increase to commercially viable quantities or may decrease; certain of the proposed transactions with Arrow may not close on a timely basis or at all, including due to a failure to satisfy closing conditions or otherwise; the anticipated benefits to us of the transactions with Arrow may not be realized; the final amounts received by us from Arrow may be different than anticipated; the MOC may not approve the extension of the Qinnan PSC on a timely basis or at all; our Chinese partner companies or the MOC may require certain changes to the terms and conditions of our PSC in conjunction with their approval of any extension of the Qinnan PSC; our lack of operating history; limited and potentially inadequate management of our cash resources; the pipelines currently under consideration may not be constructed, or if constructed may not be timely, or their routes may differ from those currently anticipated; the pipeline and local distribution/compressed natural gas companies may decline to purchase or take our gas, or the timing of any definitive agreement may take longer than anticipated and the terms may not as advantageous as expected; risk and uncertainties associated with exploration, development and production of CBM; expropriation and other risks associated with foreign operations; disruptions in capital markets effecting fundraising; matters affecting the energy industry generally; lack of availability of oil and gas field goods and services; environmental risks; drilling and production risks; changes in laws or regulations affecting our operations, as well as other risks described in our 2009 Annual Report and subsequent filings with the SEC.

When you consider these forward-looking statements, you should keep in mind these factors, the risk factors set forth in our 2009 Annual Report and this Quarterly Report on Form 10-Q under "Item 1A. Risk Factors" and in other filings with the SEC and the other cautionary statements in this Quarterly Report on Form 10-Q. Our forward-looking statements speak only as of the date made. All subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in Chinese RMB and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. Prior to July 2005, the exchange rate between U.S. Dollars and Chinese RMB was fixed, and, consequently, we experienced no fluctuations in the value of goods and services we purchased in China because of currency exchange.  In July 2005, the Chinese government began to permit the Chinese RMB to float against the U.S. Dollar.  All of our costs to operate our Chinese offices are paid in Chinese RMB.  Our exploration costs in China may be incurred under contracts denominated in Chinese RMB or U.S. Dollars.  During the first quarter of 2010, the U.S. Dollar ($) to Chinese RMB (¥) remained steady at an exchange rate of about $1 to ¥6.84.  If the Chinese RMB appreciates with respect to the U.S. Dollar, our costs in China may increase.  To date we have not engaged in hedging activities to hedge our foreign currency exposure.  In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.  To date we have not engaged in hedging activities to hedge our foreign currency exposure.  In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.  If the exchange rate increased by 10%, it is estimated that our costs would be approximately $0.2 million lower for the first quarter of 2010.  If the exchange rate were 10% lower during the first quarter of 2010, our costs would increase by approximately $0.2 million.

Although inflation has not materially impacted our operations in the recent past, increased inflation in China or the U.S. could have a negative impact on our operating and general and administrative expenses, as these costs could increase.  In the last couple of years, we have increased our use of Chinese suppliers, including drilling contractors, that are paid in RMB.  In 2008, China experienced inflationary pressures, which increased our costs associated with our operations in China.  During 2009 and first three months of 2010, China did not experience any significant inflation.  In the future, inflation in China may result in higher minimum expenditure requirements under our PSCs if our Chinese partner companies adjust these requirements for inflation.  The actual inflationary impact on the Company may also be exacerbated by the increasing demand for goods and services in the oil and gas industry.  A material increase in these costs as a result could adversely affect our operations and, if there are material changes in our costs, we may seek to obtain additional funds earlier than anticipated.

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

0BPART II  OTHER INFORMATION

FAR EAST ENERGY CORPORATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2009 Annual Report, which could materially affect our business, financial condition, or future results.  The risks described in our 2009 Annual Report are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Withholdings and Subsequent Cancellations of Equity Securities

Column (a) in the tabulation below indicates shares which were withheld by us to satisfy tax withholding obligations that arose upon the vesting of shares of nonvested stock (also commonly referred to as restricted stock) during the first quarter of 2010.  Once withheld, these shares were cancelled and removed from the number of outstanding shares.  Currently, the Company does not have a share repurchase plan.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
January 2010	-	$-	-	-
February 2010	28,948	0.69	-	-
March 2010	42,269	0.82	-	-
Total	71,217	$0.77	-	-

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

U/s/ Bruce N. HuffU
Bruce N. Huff
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  May 5, 2010

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

4.11	Form of Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2010, and incorporated herein by reference).
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

10.53*
First Amendment to Non-Qualified Stock Option Agreement, dated December 19, 2008, between the Company and Michael McElwrath (filed as Exhibit 10.63 to the Company's Annual Report on Form 10-K for the year ended December, 31, 2009, which was filed on March 30, 2009, and incorporated herein by reference). The original option agreement was entered into on February 2, 2006.

10.54*
Second Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Michael McElwrath (filed as Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December, 31, 2009, which was filed on March 30, 2009, and incorporated herein by reference). The original option agreement was entered into on January 29, 2002.

10.55*	Second Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Thomas Williams (filed as Exhibit 10.65 to the Company's Annual

Report on Form 10-K for the year ended December, 31, 2009, which was filed on March 30, 2009, and incorporated herein by reference). This Agreement amended 100,000 options, which vested on or prior to December 31, 2004, of the original option agreement dated February 24, 2004.

10.56*
Third Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Thomas Williams (filed as Exhibit 10.66 to the Company's Annual Report on Form 10-K for the year ended December, 31, 2009, which was filed on March 30, 2009, and incorporated herein by reference). This Agreement amended 300,000 options, which vested on or after January 1, 2005, of the original option agreement dated February 24, 2004.

10.57*
Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and John Mihm (filed as Exhibit 10.67 to the Company's Annual Report on Form 10-K for the year ended December, 31, 2009, which was filed on March 30, 2009, and incorporated herein by reference). The original option agreement was entered into on May 24, 2004.

10.58*
Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Don Juckett (filed as Exhibit 10.68 to the Company's Annual Report on Form 10-K for the year ended December, 31, 2009, which was filed on March 30, 2009, and incorporated herein by reference). The original option agreement was entered into on May 18, 2004.

10.59*
First Amendment to Employment Agreement, dated December 19, 2008, between the Company and Phil Christian (filed as Exhibit 10.69 to the Company's Annual Report on Form 10-K for the year ended December, 31, 2009, which was filed on March 30, 2009, and incorporated herein by reference).

10.60*
Second Amendment to Employment Agreement, dated December, 31, 2009, between the Company and Phil Christian (filed as Exhibit 10.70 to the Company's Annual Report on Form 10-K for the year ended December, 31, 2009, which was filed on March 30, 2009, and incorporated herein by reference).

10.61*
First Amendment to Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Andrew Lai (filed as Exhibit 10.71 to the Company's Annual Report on Form 10-K for the year ended December, 31, 2009, which was filed on March 30, 2009, and incorporated herein by reference).

10.62*
Fourth Amendment to Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Michael McElwrath (filed as Exhibit 10.72 to the Company's Annual Report on Form 10-K for the year ended December, 31, 2009, which was filed on March 30, 2009, and incorporated herein by reference).

10.63*
Form of Nonqualified Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.73 to the Company's Annual Report on Form 10-K for the year ended December, 31, 2009, which was filed on March 30, 2009, and incorporated herein by reference).

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

10.73
Placement Agent Agreement between Far East Energy Corporation and Rodman & Renshaw, LLC dated February 23, 2010 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 9, 2010, and incorporated herein by reference).

10.74	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 9, 2010, and incorporated herein by reference).
31.1 †	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 †	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 †	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
32.2 †	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.

* Management contract or compensatory plan arrangement.
† Filed herewith