Form 10-Q
period 2010-06-30
FAR EAST ENERGY CORP
filed 2010-08-16
CIK 1124024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 3, 2010.
UTitle of each classU	UNumber of sharesU
Common Stock, par value $0.001 per share	185,687,628

FAR EAST ENERGY CORPORATION
(A Development Stage Company)

PART I.	FINANCIAL INFORMATION		UPage No.U

	ITEM 1.	Financial Statements (Unaudited)

		Consolidated Balance Sheets – June 30, 2010 and December 31, 2009	3

		Consolidated Statements of Operations – Three Months Ended June 30, 2010 and 2009, Six Months Ended June 30, 2010 and 2009, and February 4, 2000 (Inception) through June 30, 2010	4

		Consolidated Statements of Stockholders' Equity – Six Months Ended June 30, 2010 and 2009, and February 4, 2000 (Inception) through June 30, 2010	5

		Consolidated Statements of Cash Flows – Six Months Ended June 30, 2010 and 2009, and February 4, 2000 (Inception) through June 30, 2010	6

		Notes to Consolidated Financial Statements	7

	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	33

	ITEM 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

	ITEM 1A.	Risk Factors	34

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

	ITEM 5.	Other Information	41

	ITEM 6.	Exhibits	41

SIGNATURES			42

EXHIBIT INDEX			43

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,737	$5,567
Restricted cash	242	739
Inventory	270	225
Prepaid expenses	56	166
Deposits	345	346
Stock subscription receivable	-	275
Other current assets	17	16
Total current assets	4,667	7,334

Unevaluated oil and gas properties	38,819	34,421
Other fixed assets, net	415	480
Total property and equipment	39,234	34,901

Deferred financing costs	101	169
Total assets	$44,002	$42,404

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,643	$3,098
Accrued liabilities	4,619	1,354
Exchangeable note payable	9,864	-
Total current liabilities	18,126	4,452

Exchangeable note payable	-	10,000
Discount on exchangeable note payable	-	(228)
Long-term debt	-	9,772

Accrued interest payable - noncurrent	-	171
Asset retirement and environmental obligation	400	339
Total liabilities	18,526	14,734

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred stock, $0.001 par value, 500,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 185,687,628 and 173,836,960 issued and outstanding, respectively	185	174
Additional paid-in capital	116,884	111,982
Unearned compensation	(248)	(279)
Deficit accumulated during the development stage	(91,345)	(84,207)
Total stockholders' equity	25,476	27,670
Total liabilities and stockholders' equity	$44,002	$42,404

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended		February 4, 2000 (Inception) through June 30, 2010
	June 30,		June 30,
	2010	2009	2010	2009

Operating revenues	$-	$-	$-	$-	$-
Operating expenses:
Exploration costs	904	1,247	1,937	2,453	33,458
Lease operating expense	504	407	989	938	8,688
General and administrative	1,889	1,852	3,603	3,224	45,170
Impairment loss	-	-	-	-	3,778
Loss on investment in joint venture	-	-	-	-	22
Amortization of contract rights	-	-	-	-	81
Total operating expenses	3,297	3,506	6,529	6,615	91,197
Operating loss	(3,297)	(3,506)	(6,529)	(6,615)	(91,197)
Other income (expense):
Interest expense	(282)	(264)	(562)	(314)	(1,602)
Interest income	1	1	1	4	1,876
Gain on sale of assets	-	-	-	-	3
Foreign currency transaction loss	(36)	(6)	(48)	(11)	(425)
Total other income	(317)	(269)	(609)	(321)	(148)
Loss before income taxes	(3,614)	(3,775)	(7,138)	(6,936)	(91,345)
Income taxes	-	-	-	-	-
Net loss	$(3,614)	$(3,775)	$(7,138)	$(6,936)	$(91,345)

Comprehensive loss	$(3,614)	$(3,775)	$(7,138)	$(6,936)	$(91,345)

Net loss per share:
Basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	185,609	162,370	181,034	161,839

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands Except Share Data)
 (Unaudited)
			Additional Paid-In Capital	Unearned Compensation	Deficit Accumulated During the Development Stage	Total Stockholders'Equity

	Common Stock
	Number of Shares	Par Value

For the Six Months Ended June 30, 2010

Balance at December 31, 2009	173,836,960	$174	$111,982	$(279)	$(84,207)	$27,670
Net loss	-	-	-	-	(7,138)	(7,138)
Common shares issued	11,655,116	11	4,577	-	-	4,588
Nonvested shares issued	251,667	-	118	31	-	149
Nonvested shares withheld for taxes	(156,115)	-	(70)	-	-	(70)
Stock options exercised	100,000		31			31
Stock options issued	-	-	246	-	-	246
Balance at June 30, 2010	185,687,628	$185	$116,884	$(248)	$(91,345)	$25,476

For the Six Months Ended June 30, 2009

Balance at December 31, 2008	161,305,390	$161	$105,915	$(313)	$(70,452)	$35,311
Net loss	-	-	-	-	(6,936)	(6,936)
Nonvested shares issued	1,290,000	2	353	(207)	-	148
Nonvested shares withheld for taxes	(13,107)	-	(3)	-	-	(3)
Stock options issued	-	-	460	-	-	460
Warrants issued			594	-	-	594
Balance at June 30, 2009	162,582,283	$163	$107,319	$(520)	$(77,388)	$29,574

Inception (February 4, 2000) through June 30, 2010

Balance at February 4, 2000	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	(91,345)	(91,345)
Common shares issued
- Placements	172,039,948	170	95,929	-	-	96,099
- Acquisition	1,600,000	2	3,598	-	-	3,600
Shares issued to consulting firm	231,259	-	297	-	-	297
Nonvested shares issued	2,812,459	4	1,650	(248)	-	1,406
Nonvested shares withheld for taxes	(431,594)	-	(211)	-	-	(211)
Stock options issued	-	-	5,520	-	-	5,520
Stock options exercised	1,510,000	1	946	-	-	947
Warrants issued	-	-	804	-	-	804
Warrants exercised	7,925,556	8	8,185	-	-	8,193
Warrants redeemed unexercised	-	-	(2)	-	-	(2)
Debt issued with beneficial conversion feature	-	-	168	-	-	168
Balance at June 30, 2010	185,687,628	$185	$116,884	$(248)	$(91,345)	$25,476

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
 (Unaudited)

	Six Months Ended June 30,		February 4, 2000 (Inception) through
	2010	2009	June 30, 2010

Cash flows from operating activities
Net loss	$(7,138)	$(6,936)	$(91,345)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	89	87	783
Amortization of deferred financing costs	562	314	1,425
Stock issued to pay expense	-	-	297
Share-based compensation	395	608	6,925
Changes in components of working capital and asset retirement and environmental obligations
Restricted cash	497	(1,517)	(242)
Inventory	(44)	1	(270)
Prepaid expenses	110	81	(56)
Deposits	1	4	(345)
Stock subscription receivable	274	-	29
Other current assets	-	(5)	(46)
Accounts payable and accrued liabilities	1,004	260	5,858
Asset retirement and environmental obligations	61	-	217
Impairment expense	-	-	3,778
Gain on sale of assets	-	-	(3)
Other, net	(71)	(3)	166
Net cash used in operating activities	(4,260)	(7,106)	(72,829)

Cash flows from investing activities
Additions to unproved oil and gas properties in China	(2,165)	(1,320)	(36,878)
Other oil and gas investment	-	-	(1,278)
Additions to other properties	(24)	(90)	(1,130)
Sale of oil and gas properties	-	-	1,108
Sale of other fixed assets	-	-	2
Net cash used in investing activities	(2,189)	(1,410)	(38,176)

Cash flows from financing activities
Net proceeds from exchangeable note	-	10,000	10,000
Net proceeds from sale of common stock	4,588	-	96,099
Net proceeds from exercise of options	31	-	947
Net proceeds from exercise of warrants	-	-	8,191
Deferred financing costs	-	(495)	(495)
Net cash provided by financing activities	4,619	9,505	114,742

(Decrease) increase in cash and cash equivalents	(1,830)	989	3,737
Cash and cash equivalents--beginning of period	5,567	7,880	-
Cash and cash equivalents--end of period	$3,737	$8,869	$3,737

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Business, Basis of Presentation and Significant Accounting Policies

Business.  The terms "we," "us," "our," "FEEC" and "the Company" refer to Far East Energy Corporation and its subsidiaries, unless the context suggests otherwise.  References to common stock refer to the common stock of FEEC.  We are an independent energy company.  FEEC, together with its subsidiaries, engages in the acquisition, exploration and development of coalbed methane ("CBM") gas properties in the People's Republic of China ("China" or "PRC"). We are a development stage company and we have conducted significant exploration activities in China. Our operations in China are conducted through our wholly-owned subsidiary, Far East Energy (Bermuda), Ltd. ("FEEB"). To date, we have not generated any revenues from operations.  Although we expect that gas sales under the gas sales agreement (the “Gas Sales Agreement”) between China United Coalbed Methane Corporation, Ltd. (“CUCBM”) and Shanxi Province Guoxin Energy Development Group Limited (“SPG”), to which we are an express beneficiary, will commence in the fourth quarter of 2010, we are not able to accurately predict when we will recognize meaningful revenues.

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

Restricted Cash.  Restricted cash represents the amount of cash which is restricted by legal or contractual requirements. Of the $10 million in proceeds from the issuance of an exchangeable note (the "Exchangeable Note") to Arrow Energy International Pte Ltd ("Arrow"), $2 million of the proceeds was set aside to be used exclusively to satisfy FEEB’s existing exploration and development commitments in connection with the Qinnan production sharing contract ("PSC").  The restricted cash balance is reduced as the related expenditures are incurred.  See Note 3 – "Transactions with Arrow" for additional information.  As of June 30, 2010, our balance in restricted cash was $0.2 million.

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

Recently Issued Accounting Standards and Developments.  There were no recent accounting pronouncements at June 30, 2010 that materially affected our company.

2.  Liquidity and Realization of Assets

We have not established a source of revenue.  Although we expect that gas sales under the Gas Sales Agreement will commence in the fourth quarter of 2010, we are not able to accurately predict when we will recognize meaningful revenues. We have funded our exploration and development activities primarily through the sale and issuance of common stock.  On March 11, 2010, we completed a transaction for the sale of 11.7 million shares of our common stock and warrants to purchase up to 4.7 million shares of our common stock for total net proceeds of $4.6 million under our shelf registration.

Our current work programs would satisfy the minimum exploration expenditures for two of our PSCs for 2010. With respect to the Qinnan PSC, we have substantially reduced the operation’s activities on the Qinnan Block pending regulatory approval.  Management intends to continue to seek to raise funds by obtaining debt or equity financing or refinancing existing debt, by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets, and by seeking to obtain approval from our Chinese partner company and the PRC’s Ministry of Commerce (“MOC”) with respect to, and satisfying the other conditions under, the Farmout Agreement with Arrow, which would provide additional funding.  See Note 3 – "Transactions with Arrow" for additional information on our Farmout Agreement with Arrow.  However, there can be no assurance that we will be successful in raising funds through debt or equity financing or refinancing existing debt, entering into any strategic relationship or transaction or in satisfying the conditions under the Farmout Agreement with Arrow. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt or equity financing are uncertain and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price.  Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer.  There can be no guarantee of future fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs.  Based on our planned work programs, if we do not obtain additional capital, whether from Arrow under the Farmout Agreement or through additional debt or equity financing or refinancing existing debt, or enter into an agreement with a strategic partner, we believe that the funds currently available to us should provide sufficient cash to fund our planned expenditures under the Shouyang PSC and other minimum operating costs until near the end of the third quarter of 2010.

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

As of June 30, 2010, we had unevaluated exploratory well costs totaling $38.5 million, of which $32.1 million have been capitalized for a period greater than one year.  Such costs, which relate to the Shouyang Block in Shanxi Province, were initially capitalized under successful efforts accounting, pending a determination of whether sufficient quantities of economically recoverable proved reserves are found.  We make periodic assessments of whether these costs qualify for continuing capitalization, based on whether we are making sufficient progress in assessing the reserves and determining the economic and operating viability of the project, as more fully discussed in Note 4.

In addition to these periodic assessments, we also assess whether we have a reasonable expectation of recovering these costs through future net cash flows from the project, if we are successful in implementing an overall development program upon completion of a pilot project. During the first quarter of 2008, we received the report of an independent engineering firm, which was commissioned to study the various technical aspects of the current pilot project  in the 1H Pilot Area in the Shouyang Block.  The study indicated that significant gas content is present in the 1H Pilot Area and that the coal in the area has relatively high permeability, based on production data available from the first seven wells (three horizontal and four vertical) drilled in the pilot area.  The report also indicated that we have made progress in lowering the field pressure in the 1H Pilot Area to a level which appears to be approaching the critical desorption pressure necessary for CBM gas production.  Although there are many uncertainties associated with our exploration and dewatering efforts, we believe the results of the study, when taken together with management’s analysis, provide the Company with a reasonable basis for its conclusion as to the long-term viability of this project, and support the continued capitalization of our unevaluated capitalized exploratory well costs in the project while we are continuing to evaluate the field.

The report noted that the initial seven pilot wells in the 1H Pilot Area that were evaluated by the independent engineering firm had suffered varying degrees of wellbore damage while being drilled.  Without taking into consideration future planned wells, the report also indicated that the seven pilot wells appear insufficient to properly confine the area for dewatering purposes.  As such, the report indicated that we are unlikely to produce meaningful quantities of gas from these initial seven wells without drilling additional wells and/or conducting remedial activities on the seven wells.  Subsequent to the drilling of the seven wells included in the report, we have drilled an additional 3 horizontal, 18 vertical and 11 deviated wells as of June 30, 2010 in the northern portion of the Shouyang Block. Additionally, we began drilling one vertical well and one parameter well, which were not yet completed at the close of the second quarter of 2010.  The unevaluated exploratory well costs at June 30, 2010 consisted of exploratory drilling and related costs for 31 wells in the 1H Pilot Area and 8 parameter wells.  During the fourth quarter of 2008, we expensed the previously capitalized costs related to two parameter wells, pursuant to FASB ASC Topic 932, Extractive Activities – Oil & Gas (“ASC 932”), as more fully discussed in Note 4.  We also plan to drill additional wells in the near future to further explore and assess the potential of the property.  However, there are many risks and uncertainties involved in early stages of exploring and attempting to develop a new CBM gas field and we cannot make any assurances that our efforts will be successful in making the pilot area commercially viable.  In the event we are not successful, we may be required to write off some or all of these unevaluated exploratory well costs.

3.  Transactions with Arrow

On March 13, 2009, we entered into a series of transactions related to our Qinnan Block with Arrow.  In connection with these transactions, one of our wholly owned subsidiaries, FEEB, and Arrow entered into a Farmout Agreement (the "Farmout Agreement") under which, subject to certain conditions, FEEB would assign to Arrow 75.25% of its rights in the Qinnan PSC in Shanxi Province (the "Assignment").  The

Farmout Agreement conditions the Assignment on, among other things, the receipt of required approvals from the government of the PRC.  Since December 19, 2009, both the Company and Arrow have had the right to terminate the Farmout Agreement at any time, though neither party has elected to exercise that right and the parties are continuing to use efforts to satisfy the conditions contemplated by the Farmout Agreement.

If the conditions to the Farmout Agreement are satisfied prior to the termination of the agreement, Arrow would make an initial payment of approximately $8 million to us, and, subject to certain other conditions, would fund all exploration costs associated with the Qinnan PSC, up to a maximum of $30 million. In addition, after satisfaction of the conditions to the Farmout Agreement, if we obtain Chinese governmental approval of an overall development program for the Qinnan area, Arrow would pay FEEB an additional $8 million in cash as a bonus.  In conjunction with entering into the Farmout Agreement, on March 13, 2009, (i) FEEB issued the Exchangeable Note, $10 million principal amount, to Arrow for $10 million in cash; (ii) we issued a warrant to Arrow for 7,420,000 shares of our common stock, at an exercise price of $1.00 per share ("Warrant"), which expired in December 2009; and (iii) we entered into a registration rights agreement.

Of the $10 million in cash received from Arrow for the Exchangeable Note, $2 million was to be set aside to be used exclusively to satisfy FEEB's existing exploration and development commitments in connection with the Qinnan PSC.  This restricted portion of the proceeds was recorded as restricted cash on the consolidated balance sheet. During the period from the date we entered into the transactions to the quarter ended June 30, 2010, we used approximately $1.8 million of the $2 million for exploration expenditures related to the Qinnan PSC.  See Note 1 – "Summary of Significant Accounting Policies – Restricted Cash."

Since October 16, 2009, the Exchangeable Note has borne interest at a rate of 8% per annum, and principal and interest are due and payable on the maturity date of March 13, 2011.  Arrow has the right at any time to exchange the Exchangeable Note in whole or in part for shares of the Company’s common stock at an exchange rate of 21,052.63 shares per $10,000, or $0.475 per share (the "Exchange Rate"), of principal and interest.  Moreover, upon satisfaction of the conditions set forth in the Farmout Agreement, the note would automatically be exchanged for shares of our common stock at the same exchange rate.  At the maturity date, assuming the Exchangeable Note has not been exchanged for shares or prepaid by us, $11,142,222 will be due to Arrow.

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

The significant assumptions used in the warrant valuation were as follows:

	Black-Scholes	Monte Carlo
	-Merton	Simulation
Volatility	124.60%	110.16%
Risk free interest rate	0.67%	0.83%
Expected dividend yield	-	-
Expected term	0.99 year	1.51 years

Based on the combination of the Black-Scholes-Merton valuation technique and the Monte Carlo simulation, the Warrant was valued at $624,612 at time of issuance.   The amount was recorded as a debt discount to the Exchangeable Note in the liabilities section and as additional paid-in capital in the equity section of the balance sheet.  The debt discount is accreted as interest expense periodically over the term of the Exchangeable Note.  We have recorded an accretion amount of $488,744 from the issuance date to June 30, 2010.

The Company incurred approximately $0.5 million in direct costs in connection with entering into the transactions with Arrow.  These direct costs were allocated between the Exchangeable Note and the Warrant in proportion to their respective fair values at time of issuance.  The costs related to the Warrant were recorded as an offset to the value of the Warrant in paid-in capital.  The costs related to the Exchangeable Note were capitalized as deferred financing costs and amortized based on the effective interest method over the term of the Exchangeable Note.  The objective of that method is to arrive at a periodic interest cost which represents a level effective rate over the term of the Exchangeable Note on its face amount reduced by the unamortized discount and expense at the beginning of the period.  The effective interest rate for the Exchangeable Note as calculated is 11.64% per annum.  We have recorded an amortization amount of $363,152 for the period from the issuance date to June 30, 2010.

4.  Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties include the following (in thousands):

	At June 30,	At December 31,
	2010	2009
Unproved leasehold costs	$275	$275
Unevaluated exploratory well costs	38,544	34,146
	$38,819	$34,421

Unproved Property Costs. Unproved leasehold costs are composed of amounts we paid to the MOC and CUCBM pursuant to a PSC we entered into in 2002 with CUCBM to acquire the mineral rights in the Enhong and Laochang areas in Yunnan Province.

Unevaluated Wells Costs.  Unevaluated well costs include only suspended well costs which are direct exploratory well costs pending determination of whether proved reserves have been discovered. Accounting guidance regarding capitalization of suspended well costs is provided by FASB ASC Topic 932.  FASB ASC 932 addresses whether there are circumstances under the successful efforts method of accounting for oil and gas producing activities that would permit the continued capitalization of exploratory well costs beyond one year, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are under way or firmly planned for the near future.  Capitalization of costs should be continued beyond one year in cases where reserves for the project are not yet proven, but the Company demonstrates sufficient continuing progress toward assessing those reserves.  For the capitalized costs at June 30, 2010, our assessment indicated that our current work programs demonstrated that our efforts were making sufficient continuing progress toward assessing the reserves in the areas for which the costs were incurred.  Therefore, we have continued to capitalize these costs.

The following table provides an aging of capitalized exploratory well costs based on the date the costs were incurred and the number of related wells for which these exploratory well costs have been capitalized for a period greater than one year (in thousands, except number of projects):

At June 30,
2010
Unevaluated exploratory well costs that have been capitalized for a period of one year or less	$6,487
Unevaluated exploratory well costs that have been capitalized for a period greater than one year	32,057
Total unevaluated exploratory well costs (1)	$38,544

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	1

(1)	Costs related to our exploratory project in the Shouyang Block in the Shanxi Province.

Our net changes in unevaluated exploratory well costs in the Shouyang Block for the six months ended June 30, 2010 are presented below (in thousands):

Six Months Ended
June 30, 2010
Beginning balance at December 31, 2009	$34,146
Additions to unevaluated exploratory well costs pending the determination of proved reserves	4,398
Ending balance at June 30, 2010	$38,544

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

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment at June 30, 2010 (in thousands):

At June 30,
2010
Carrying amount at December 31, 2009	$339
Liabilities incurred	40
Accretion	21
Carrying amount at June 30, 2010	$400

Current portion	$-
Noncurrent portion	$400

6.  Other Fixed Assets

Other fixed assets, net include the following (in thousands):

	At June 30,	At December 31,
	2010	2009
Other fixed assets	$1,009	$984
Accumulated depreciation	(594)	(504)
Other fixed assets, net	$415	$480

Other fixed assets include leasehold improvements, equipment and furniture.  Depreciation expense for the six month periods ended June 30, 2010 and 2009 were $89,000 and $87,000, respectively.  Depreciation expense for the three month periods ended June 30, 2010 and 2009 were $44,000 and $43,000, respectively.

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

Shouyang and Qinnan Production Sharing Contracts.  We are the operator under two separate PSCs entered into with CUCBM to develop the Shouyang and Qinnan Blocks in the Shanxi Province.  The term of each of the Shouyang and Qinnan PSCs consists of an exploration period, a development period and a production period. During the exploration period, we hold a 100% participating interest in the properties, and we must bear all exploration costs for discovering and evaluating CBM-bearing areas. If any CBM field is discovered, the development costs for that CBM field will be borne by us and CUCBM in proportion to the respective participating interests. At that time, we will recover that share of the up-front exploration costs allocable to our Chinese partner through a gradual cost recovery mechanism.  The exploration period is divided into three phases called Phase I, Phase II and Phase III.  We have completed our Phase I and Phase II obligations under the PSCs, and elected to enter into Phase III.  Our work commitment to complete Phase III consisted of furthering the horizontal drilling in the coal seam that we began in Phase II to a total of 12,000 meters. We completed eight horizontal wells which totaled approximately 12,058 meters of horizontal drilling in coal for the Shouyang PSC and Qinnan PSC together in 2009.  Therefore, we have satisfied the exploration work commitment.  During the third quarter of 2009, the MOC approved a modification

agreement to extend Phase III of the exploration period for the Shouyang PSC to June 30, 2011 from June 30, 2009.   With regard to the Qinnan PSC, China National Petroleum Company (“CNPC”) has recently replaced CUCBM as our Chinese partner company.  For many months CNPC had been awaiting authorization from the Chinese government allowing it to deal with foreign partners on CBM projects. We now understand that such authority has been granted to CNPC during the second quarter of 2010, but we have not yet obtained official confirmation of this.  There can be no assurance that CNPC will approve an extension of the exploration period or approve the Farmout Agreement with Arrow. We have had discussions with CNPC regarding the extension of the exploration period, which expired on June 30, 2009.  At CNPC's request, we have provided certain operational and financial information about our Company to assist them in the decision making process.  There can be no assurance that we will be successful in extending the Qinnan PSC.

Under the PSCs, we have committed to satisfy certain annual minimum exploration expenditure requirements for each PSC.  Our minimum exploration expenditure requirement for each block is based on the minimum exploration expenditure requirements of CUCBM established by the Ministry of Land and Resources ("MLR").  The MLR sets its requirements by applying a minimum expenditure per square kilometer to the total acreage encompassed by each PSC.  The annual minimum exploration expenditure requirement is approximately $2.9 million and $3.4 million in the aggregate, for the Shouyang PSC and the Qinnan PSC, respectively, based on the currency exchange rate between the U.S. Dollar and the Chinese RMB as of June 30, 2010.  In 2009, our exploration expenditure at Shouyang Block significantly exceeded minimum expenditure requirement for the Shouyang PSC. Previously, the expenditures in a prior year that exceeded the minimum expenditure requirement could be carried over and applied to expenditure requirements for the following year.  Pursuant to the 2009 Shouyang PSC Modification Agreement, the portion of the exploration expenditures which exceeds the current year's minimum exploration expenditure requirement can no longer be carried forward toward the satisfaction of the subsequent year's minimum requirement. These expenditure requirements are denominated in the RMB and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the Chinese RMB.

Our current work programs would satisfy the minimum exploration expenditures for all three of our PSCs for 2010.  Exploration expenditures in the Shouyang Block have already exceeded the minimum 2010 expenditure requirement for the Shouyang PSC by a large margin.  The MLR minimum expenditure requirements are a significant factor that influences the Company's exploration work program. Under the Shanxi PSCs, we are required to pay certain fees totaling $0.9 million in 2010, which count toward the satisfaction of the 2010 minimum exploration expenditure requirements.  These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits.

To satisfy our expenditure requirements, management intends to seek to raise funds by obtaining debt or equity financing or refinancing existing debt, by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets, and by seeking to obtain approval from our Chinese partner company and the MOC with respect to, and satisfying the other conditions under, the Farmout Agreement with Arrow.  However, there can be no assurance that we will be successful in raising funds through debt or equity financing or refinancing existing debt, entering into any strategic relationship or transaction or in satisfying the conditions under the Farmout Agreement with Arrow. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt or equity financing are uncertain and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price. Based on our planned work programs, if we do not obtain additional capital, whether from Arrow under the Farmout Agreement or through additional debt or equity financing or refinancing existing debt, or enter into an agreement with a strategic partner, we believe that the funds currently available to us should provide sufficient cash to fund our planned expenditures under the Shouyang PSC and other minimum operating costs until near the end of the third quarter of 2010.

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

During the exploration period, we must bear all exploration costs for discovering and evaluating CBM-bearing areas.  Our work commitment to complete Phase II consists of drilling 8 exploratory wells and fracturing and test producing a 5-well pilot in the Laochang sub-block (including one vertical well and four deviated wells).

Under the Yunnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements.  Our minimum exploration expenditure requirements for the blocks subject to the PSC are based on the minimum exploration expenditure requirements of CUCBM established by the MLR.  The MLR sets its requirements by applying a minimum expenditure per square kilometer to the total acreage encompassed by the PSC.  The annual minimum exploration expenditure requirement is approximately $1.6 million in the aggregate, based on the currency exchange rate between the U.S. Dollar and the Chinese RMB as of June 30, 2010.  Pursuant to the 2009 Yunnan PSC Modification Agreement, the portion of the exploration expenditures which exceeds the current year's minimum exploration expenditure requirement can no longer be carried forward toward the satisfaction of the subsequent year's minimum requirement.  Our 2009 exploration expenditure and the cumulative amount carried forward from 2008 amounted to approximately $1.5 million. Therefore, we were approximately $0.1 million short of the requirement.  The shortage will be discussed in the next joint management committee meeting.  Based on previous experience and the shortage being immaterial, we are hopeful that permission will be granted from CUCBM to add the underage to the 2010 requirement.  These requirements are denominated in the RMB, and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the Chinese RMB.  The MLR minimum expenditure requirements are a significant factor that influences the Company's exploration work program.  Under the Enhong-Laochang PSC, we are required to pay certain fees totaling $0.4 million in 2010, which are counted toward the satisfaction of the 2010 minimum exploration expenditure requirements. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits.

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

Shares Withheld for Taxes.  During the first six months of 2010, we withheld 156,115 shares of our common stock from the vesting of nonvested shares (also commonly referred to as "restricted stock") granted to employees to satisfy tax withholding obligations of $70,000.  Once withheld, the shares were canceled and removed from the number of outstanding shares.  Accordingly, we reduced our common stock and our additional paid in capital on our consolidated balance sheet by an amount which equaled the fair market value of the withheld shares on the date of withholding and cancellation.  We subsequently remitted the amount withheld to the tax authority.

Outstanding Warrants.  A summary of warrants outstanding as of June 30, 2010 is as follows (in thousands, except exercise price):

	Warrants	Expiration Date In
Exercise Price	Outstanding	2012	2013	2014		2015
$0.54	290	-	-	290	(1)	-
$0.80	4,662	-	-	-		4,662	(2)
$1.00	8,400	-	8,400	-		-
$1.25	2,312	-	-	2,312		-
$2.61	4,020	4,020	-	-		-
Total	19,684	4,020	8,400	2,602		4,662

(1)	Granted to placement agent in conjunction with the sale of our common stock during the first quarter of 2010.
(2)	Granted to investors in conjunction with the investor’s purchase of our common stock during the first quarter of 2010.

9.  Share-Based Compensation

We grant nonvested shares of common stock and options to purchase common stock to employees, members of the board of directors and consultants under our shareholder-approved 2005 Stock Incentive Plan (the "2005 Plan").  Grants prior to the adoption of the 2005 Plan and inducement grants associated with hiring of new employees and appointment of new directors are generally issued outside of the 2005 Plan.  During the second quarter of 2010, the Company awarded 315,000 nonvested shares under the 2005 Plan to employees as retention bonuses. During the first half of 2009, we awarded options to purchase up to 1,686,000 shares of our common stock and 1,190,000 nonvested shares under the 2005 Plan to employees and members of the board of directors, and options to purchase up to 220,000 shares of our common stock and 100,000 shares of nonvested stock outside the 2005 Plan to a new employee and consultants. At the annual general meeting of stockholders of the Company held on July 15, 2009, the Company's stockholders approved an amendment to the 2005 Plan which increased the number of shares of common stock issuable from 7,500,000 shares to 12,500,000 shares and increased the number of shares of common stock that may be granted as restricted stock (nonvested shares), restricted stock units or any other stock-based awards from 2,400,000 to 3,900,000 shares.  As of June 30, 2010, we had 5,855,333 shares available for awards under the 2005 Plan, of which 1,669,833 shares could be issued as nonvested shares or other full-valued stock-based awards.

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

The compensation expense is included in the Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Exploration Costs	$30	$62	$65	$138
General and Administrative	136	240	330	470
	$166	$302	$395	$608

The following table summarizes stock option transactions during the six months ended June 30, 2010 (in thousands, except grant price):

	Options	Weighted Average Grant Price
Outstanding at January 1, 2010	9,952	$1.14
Granted	-	-
Exercised	(100)	0.31
Forfeited	(188)	0.49
Cancelled	(167)	0.62
Expired	(40)	2.00
Outstanding at June 30, 2010	9,457	$1.17

Exercisable at June 30, 2010	7,874	$1.31

At June 30, 2010, the weighted average remaining contractual life for the stock options outstanding and exercisable was 5.77 years and 5.26 years, respectively.

The following table summarizes shares of nonvested stock transactions during the six months ended June 30, 2010 (in thousands, except per share data):

	Nonvested Shares	Weighted Average Fair Value Per Share
Outstanding at January 1, 2010	1,354	$0.40
Granted	315	0.44
Vested	(670)	0.43
Forfeited	(63)	0.38
Withheld for Taxes	(156)	0.52
Outstanding at June 30, 2010	780	$0.37

As of June 30, 2010, we had approximately $0.5 million in total unrecognized compensation cost related to share-based compensation, of which $0.2 million was related to shares of nonvested stock grants and was recorded in unearned compensation on our consolidated balance sheets.  This cost is expected to be recognized over a weighted average period of 1.6 years at June 30, 2010.  This expected cost does not include the impact of any future share-based compensation awards.

10.  Supplemental Disclosures of Cash Flow Information

Cash paid for interest expense and income taxes for the three month period of 2010 and 2009 was zero.

11. Subsequent Events

Subsequent events have been evaluated through July 29, 2010, the date the financial statements were issued. There were no items that would have a material impact to the financial statements presented in this Form 10-Q.

PART 1.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 ("2009 Annual Report"), the financial statements and related notes in this Quarterly Report, the risk factors contained herein and in our 2009 Annual Report, and all of the other information contained elsewhere in this report.  The terms "we," "us," "our," “the Company”  and "our company" refer to Far East Energy Corporation and its subsidiaries, unless the context suggests otherwise. The term "FEEB" refers to Far East Energy (Bermuda), Ltd., a wholly-owned subsidiary, which conducts substantially all of our operations in China.

Overview.  We are a development stage company, and our activities include principally drilling, testing, completing and dewatering of exploratory coalbed methane ("CBM") wells as well as producing gas to prepare for possible gas sales in the future, and organizational activities. We believe that good environmental, social, health and safety performance is an integral part of our business success. We conduct our business with respect and care for our employees, contractors, communities, and the environments in which we operate.  Our vision is zero harm to people and the environment while creating value for our shareholders as well as for China, including the regions and communities within which we operate.  Our commitment to these principles is demonstrated by the fact that we have had no lost-time accidents over 4.5 years and no major environmental incidents.  We have a commitment to being good corporate citizens of China, striving to emphasize and utilize very high levels of Chinese content in personnel, services, and equipment; and we have achieved very high percentages of Chinese content in each category.

During the first six months of 2010, we continued our efforts to explore and develop CBM in Shanxi Province in northern People's Republic of China ("PRC" or "China") and in Yunnan Province in southern PRC.  We continued to employ numerous safety precautions to ensure the safety of our employees and independent contractors.  We also conducted our operations in accordance with various laws and regulations concerning the environment, occupational safety and health.

On June 12, 2010, China United Coalbed Methane Corporation, Ltd. (“CUCBM”) and Shanxi Province Guoxin Energy Development Group Limited (“SPG”) executed the Shouyang Project Coalbed Methane Purchase and Sales Contract (the “Gas Sales Agreement”), to which we are an express beneficiary, to sell CBM produced in the CBM field governed by the Shouyang PSC (the “Shouyang Field”). Pursuant to the Gas Sales Agreement, SPG is initially required to purchase up to 300,000 cubic meters (10,584,000 cubic feet) per day of CBM (the “Daily Volume Limit”) produced at the Shouyang Field on a take-or-pay basis, with the purchase of any quantities above such amount to be negotiated pursuant to a separate agreement.  At the request of FEEB and CUCBM to provide competitive pricing options for offtake of CBM production in excess of the Daily Volume Limit with assured offtake capacity, the Gas Sales Agreement obligates SPG to commit to having demand capacity to accept at least 1 million cubic meters (approximately 35 million cubic feet) per day from the Shouyang Field by 2015 but does not obligate FEEB or CUCBM to sell gas in excess of the Daily Volume Limit. The term of the Gas Sales Agreement is 20 years.  We anticipate that gas sales will commence upon completion of our in-field gathering system and compression facilities, which are scheduled to be completed by the fourth quarter of 2010.  This in-field gathering system will interconnect with SPG’s 18-inch diameter line in Shanxi Province that has been completed to the Shouyang area. See “Shouyang Block, Shanxi Province” below.

FEEB and CUCBM sought to have the 300,000 cubic meter (10,584,000 cubic feet) per day Daily Volume Limit included in the Gas Sales Agreement, rather than committing to supply up to the entire capacity of the pipeline (approximately 40 million cubic feet per day),  because they desired to preserve the opportunity to negotiate a new contract for gas volumes above 10.584 million cubic feet in the belief that the competing pipeline company, Shanxi International Energy Company (“Shanxi International”), was considering building to the 1H area.  A second pipeline would potentially provide an additional 45-plus million cubic feet per day of offtake infrastructure and provide price competition.  On June 22, 2010, it was announced that Shanxi International had held its commencement ceremony for a pipeline that would run through Shouyang, said pipeline having a capacity of 490 million cubic meters per year, or approximately 47.5 million cubic feet per day.

On March 13, 2009, we entered into a series of transactions related to our Qinnan Block with Arrow Energy International Pte Ltd ("Arrow"), the Singapore-based subsidiary of Arrow Energy Limited, a large Australian CBM producer.  In connection with these transactions, FEEB entered into a Farmout Agreement (the “Farmout Agreement”) pursuant to which, subject to approval of the Farmout Agreement by our Chinese partner company and the PRC’s Ministry of Commerce (“MOC”) and certain other conditions, FEEB would assign to Arrow 75.25% of its rights in the Qinnan PSC.  The Farmout Agreement is subject to approval by our Chinese partner company and the Chinese Ministry of Commerce (the “MOC”). If our Chinese partner company and the MOC approve the Farmout Agreement, Arrow would be obligated to pay us $8 million and fund certain exploration costs.    However, there can be no assurance that the approvals for the Farmout Agreement will be received.  Moreover, since December 19, 2009, we and Arrow have each had the right to terminate the Farmout Agreement at any time, though neither party has elected to exercise that right, and the parties are continuing use efforts to satisfy the conditions to the transactions contemplated by the Farmout Agreement. In conjunction with entering into the Farmout Agreement, our wholly owned subsidiary, FEEB, issued and we guaranteed an exchangeable note (the “Exchangeable Note”) to Arrow with an aggregate principal amount of $10 million.  Since October 16, 2009, the Exchangeable Note has incurred interest at a rate of 8% per annum, and all outstanding principal and interest are due and payable on the maturity date of March 13, 2011.   Arrow has the right at any time to exchange the Exchangeable Note in whole or in part for shares of the Company’s common stock at an exchange rate of 21,052.63 shares per $10,000, or $0.475 per share, of principal and interest. Moreover, upon satisfaction of the conditions set forth in the Farmout Agreement, the note would automatically be exchanged for shares of our common stock at the same exchange rate. At the maturity date, assuming the Exchangeable Note has not been exchanged for shares or prepaid by us, $11,142,222 will be due to Arrow.   For additional information on the transactions with Arrow, see "Capital Resources and Liquidity" and Item 1. "Business" in our 2009 Annual Report.

 Management intends to seek to raise funds by obtaining debt or equity financing or refinancing existing debt, by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets,  and by seeking to obtain approval from our Chinese partner company and the MOC with respect to, and satisfying the other conditions under, the Farmout Agreement with Arrow, which would provide additional funding.  See Note 3 – "Transactions with Arrow" for additional information on our Farmout Agreement with Arrow.  However, there can be no assurance that we will be successful in raising funds through debt or equity financing or refinancing existing debt, entering into any strategic relationship or transaction or in satisfying the conditions under the Farmout Agreement with Arrow. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt or equity financing are uncertain and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  In particular, any transfer of our rights under the PSCs will require the approval of our Chinese partner company and the MOC.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer.  There can be no guarantee of future fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs.  Based on our planned work programs, if we do not obtain additional capital, whether from Arrow under the Farmout Agreement or through additional debt or equity financing or refinancing existing debt, or enter into an agreement with a strategic partner, we believe that the funds currently available to us should provide sufficient cash to fund our planned expenditures under the Shouyang PSC and other minimum operating costs through the middle of the third quarter of 2010.

The global financial crisis, despite having abated to a certain extent, has created liquidity problems for many companies and financial institutions and international capital markets have stagnated, especially in the United States and Europe.  A continuing downturn in these markets could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through the sale of our securities.  The ongoing crisis has created a difficult environment in which to negotiate and consummate a transaction or otherwise.  While we will continue to seek to raise funds, there can be no assurance that we will be able to enter any strategic relationship or transaction or that we will be successful in raising funds through debt or equity financing or refinancing existing debt.  However, management believes that we will continue to be successful in raising the funds necessary to continue as a going concern.

Although we believe the results of our exploration activities in Shanxi and Yunnan Provinces to date have been favorable, we will need to complete more wells to confirm commercial viability in these provinces, which will require additional capital expenditures for the PSCs.  We believe Shouyang Block has achieved commercial viability.  Our current and future work programs for our PSCs will depend on our ability to raise additional capital and/or to begin to generate revenues to fund our exploration activities.  Our current work program is described below.

Shouyang Block, Shanxi Province.  During September 2009, the MOC approved a modification agreement (the "2009 Shouyang PSC Modification Agreement"), which among other provisions, extended Phase III of the exploration period to June 30, 2011 from June 30, 2009.

As noted above, on June 12, 2010, CUCBM and SPG executed a Gas Sales Agreement to sell CBM produced at the Shouyang Field.  Pursuant to the Gas Sales Agreement, SPG is initially required to purchase up to the Daily Volume Limit, which is 300,000 cubic meters (10,584,000 cubic feet) per day, of CBM produced at the Shouyang Field on a take-or-pay basis, with the purchase of any quantities above such amount to be negotiated pursuant to a separate agreement.  At the request of FEEB and CUCBM to provide competitive pricing options for offtake of CBM production in excess of the Daily Volume Limit with assured offtake capacity, the Gas Sales Agreement obligates  SPG to commit to having demand capacity to accept at least 1 million cubic meters (approximately 35 million cubic feet) per day from the Shouyang Field by 2015 but does not obligate FEEB or CUCBM to sell gas in excess of the Daily Volume Limit. The term of the Gas Sales Agreement is 20 years.   FEEB and CUCBM sought to have the 300,000 cubic meter (10,584,000 cubic feet) per day Daily Volume Limit included in the Gas Sales Agreement, rather than committing to supply up to the entire capacity of the pipeline (approximately 40 million cubic feet per day),  because they desired to preserve the opportunity to negotiate a new contract for gas volumes above 10.584,000 cubic feet in the belief that the competing pipeline company, Shanxi International Energy Company (“Shanxi International”), was considering building to the 1H area.  A second pipeline would potentially provide an additional 45-plus million cubic feet per day of offtake infrastructure and provide price competition.  On June 22, 2010, it was announced that Shanxi International had held its commencement ceremony for a pipeline that would run through Shouyang, said pipeline having a capacity of 490 million cubic meters per year, or approximately 47.5 million cubic feet per day. We anticipate that gas sales will commence upon completion of our in-field gathering system and compression facilities, which are scheduled to be completed by the fourth quarter of 2010.  This in-field gathering system will interconnect with SPG’s 18-inch diameter line in Shanxi Province that has been completed to the Shouyang area.

Under Chinese law and practice, foreign-owned and controlled entities can only sell gas through a licensed, local entity, such as CUCBM.  Therefore, concurrently with the execution of the Gas Sales Agreement, FEEB, which is the operator of the Shouyang Field, and CUCBM entered into a letter agreement (the “Acceptance Letter”) under which FEEB acknowledged that sales by CUCBM under the Gas Sales Agreement would constitute the joint marketing and sales of CBM from the Shouyang Field for purposes of the Shouyang PSC.  The Acceptance Letter further confirmed that FEEB accepted the terms of the Gas Sales Agreement, which named the parties to the Shouyang PSC as express beneficiaries. On June 12, 2010, FEEB and CUCBM also entered into a letter agreement (the "Letter Agreement") in which they agreed that they would share any value added tax refunds and government subsidies related to gas sales from the Shouyang Field in accordance with their pro rata entitlement to CBM under the PSC, and that FEEB and its affiliates could disclose the Gas Sales Agreement to its investors and certain other third parties. In the Letter Agreement, the parties also acknowledged that the funds received under the Gas Sales Agreement would be allocated in accordance with the Shouyang PSC, which includes an express allocation of funds in accordance with the parties working interest therein, subject to certain provisions providing for accelerated recovery of operational, exploration and development expenses prior to the distribution of all surplus CBM.

The price to be paid by SPG, excluding the effect of any applicable rebates or subsidies, for CBM under the Gas Sales Agreement will be 1.20 RMB per cubic meter (including tax) until June 12, 2011.  The price to be received by CUCBM and FEEB, including subsidies for gas sales that will be allocated between CUCBM and FEEB as agreed under the Letter Agreement, should be approximately 1.55 RMB per cubic meter, which equates to approximately $6.45 per Mcf at current exchange rates as of June 30, 2010. The Gas Sales Agreement also provides for price adjustments in accordance with changes to the published Chinese national natural gas price and annual price adjustments based on the parties’ mutual agreement. If the parties do not agree on a new price, the then-current price shall continue in effect and either party may seek to resolve any pricing dispute pursuant to arbitration.  SPG is obligated to pay for all CBM monthly in advance, based on anticipated deliveries for the coming month.

The Gas Sales Agreement does not have any minimum delivery obligations, but it does require that all CBM produced at the Shouyang Field up to 300,000 cubic meters (10,584,000 cubic feet) per day be sold to SPG and production in excess of such shall be subject to further agreement.  The parties agreed to use reasonable efforts to provide a steady, stable supply of gas and to provide the same amount of CBM during the summer and the winter.  This is relevant for FEEB because typically gas demand is significantly higher in the winter than the summer, so the Gas Sales Agreement is structured to provide for even demand levels and delivery requirements, without setting any minimum requirements or ‘deliver or pay’ obligations on the seller.  While initial deliveries are planned for the fourth quarter of 2010, the Gas Sales Agreement does not have a firm initial delivery date. Rather, each party is to notify the other at least 30 days before it is able to deliver or receive gas.  In order to deliver our gas, we will need to install an in-field gathering system as well as a field compression facility to increase the gas pressure to the pressure required for delivery.  We have engaged SPG to design, engineer and construct the in-field gathering system as well as any required compression facilities, and the anticipated completion date for these projects is in the fourth quarter of 2010.  Once the initial gas delivery and acceptance date is set, if one party fails to deliver or receive gas on such date, then it shall pay the other party 5% of the value of CBM comprising such shortfall.  After initial CBM deliveries commence, if either party fails to deliver gas or receive gas as nominated for the month, and it fails to notify the other party that it will not deliver or receive such quantity of gas, then the non-performing party will pay the other party a penalty based upon 10% of the value of 80% of the portion of gas not delivered or received, as applicable.

The Gas Sales Agreement contemplates that CBM sales will commence following completion of an in-field gathering system and compression facilities, which are scheduled to be completed by the fourth quarter of 2010.  The in-field gathering system will interconnect with SPG’s gas pipeline in Shanxi Province that has been completed to the Shouyang area.  During the initial 180 days following the first delivery of CBM under the Gas Sales Agreement (the “Commissioning Period”), the parties are required to make reasonable efforts to deliver and accept CBM in an amount not to exceed the Daily Volume Limit.  Thereafter, SPG will be required to accept and pay for all deliveries of CBM produced under the Shouyang PSC up to the Daily Volume Limit.  If at any time after the Commissioning Period SPG fails to accept any CBM delivered to the delivery point up to the Daily Volume Limit, other than due to force majeure, required maintenance or breakdowns, SPG will pay an amount equal to the sales price of 80% of the amount it refuses to accept.  If SPG refuses to accept gas, neither CUCBM nor FEEB will be required to provide make-up gas in the future.

The northern portion of the Shouyang Block is being closely monitored and work programs are being carried out there to achieve three primary goals: (i) to expand the area in our 1H Pilot where critical desorption and gas production are occurring, thereby increasing gas production, (ii) to determine the optional approach to minimize costs and maximize gas recovery, and (iii) to add step-out or parameter wells spaced at intervals of several kilometers across the northern portion of the Block to  help delineate the geographic extent of the high permeability and high gas content area and, (iv) in pursuit of these goals in our 1H Pilot Area, we had drilled 5 horizontal wells, 11 vertical wells and 6 deviated wells by the middle of 2009. Additionally, we drilled 5 parameter wells (one of which was a horizontal well) by the end of fall 2009.  A parameter well is drilled, cored and tested several kilometers away from a pilot area to obtain further information regarding the geographic extent of the high permeability/high gas content area.  In the first quarter of 2010, we completed 3 vertical wells, 1 deviated well and 1 parameter well.  In the second quarter of 2010, we completed drilling 4 deviated wells and 3 parameter wells, and began drilling one parameter and one vertical well.

The deviated wells represent another phase in the process of reducing costs.  These are essentially vertical wells drilled at a very high angle from an existing well pad and location. Utilizing an existing well location allows more than one well to be drilled from the same pad, consequently reducing land and pad construction costs, as well as reducing environmental impact.  By drilling at a high angle, several wells can share a single well pad but “deviate” at a high angle in different directions to reach desired bottom-hole locations.  Once drilled to the coal seam, the wells are fracture stimulated.  We have gained insights over time as to situations where cavitation or hydraulic fracture stimulation may improve our dewatering efficiency in the pilot area.  Hydraulic fracturing is a stimulation method successfully used in other gas shale and coalbed reservoirs to improve wellbore productivity by providing channels that extend beyond any formation damage done to the wellbore during the drilling process.  This allows for water and gas to more easily flow into the wellbore and then be produced.

The total number of completed wells as of June 30, 2010 in the Shouyang Block is 39. Of these 39 wells, 30 are program wells drilled in the 1H Pilot Area to expand the field to the west and 9 are parameter wells.

Current plans call for 5 rigs to continue drilling program and parameter wells through the end of 2010. We have been drilling parameter wells at 4 to 5 kilometer intervals to the west, south, and east of the pilot area, with the goal of determining whether there is a large area of the northern Shouyang Block that contains high gas content as well as good permeability characteristics. The parameter wells seek to show that much of the northern area of the Shouyang Block shares the same rare combination of high permeability and high gas content discovered in the 1H Pilot Area. To date, the 1H Pilot wells as well as the parameter wells have revealed permeability ranging from 10 to 100 millidarcies.  Permeability in the 2H area, about 7 kilometers south of the 1H Pilot Area, appears to be around 60 millidarcies.  In the area surrounding the  P2 well, about 6 kilometers west of the 1H Pilot area, the permeability appears to be between 20 and 40 millidarcies; while in the  area surrounding the P3 well, about 6 kilometers southwest of the 1H Pilot Area, the permeability appears to be about 10 to 20 millidarcies.  Initial tests of the P7 well, approximately 20 kilometers west of the 1H Pilot Area indicate that permeability may be as high as 60 to 80 millidarcies.  This range of permeability compares favorably with a number of quite successful CBM fields.  With permeabilities ranging from areas of 10 millidarcies to 100 millidarcies, the number 15 coal seam in much of the northern portion of the Shouyang Block seems to have an area of high permeability coupled with high gas content.

In addition to drilling new wells, the Company also has conducted or plans to conduct fracture stimulation programs for 23 wells by the end of September.  All of these wells will be fractured using the improved methods discovered by us during its 2009 Work Program, which included using resin-coated sand to improve the stability and durability of the fractured wells.  Dewatering has been started immediately after each of the wells has been drilled and fracture stimulated.

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

Qinnan Block, Shanxi Province.  Phase III of the exploration period under the Qinnan PSC expired on June 30, 2009.  We have had discussions with China National Petroleum Company (“CNPC”) regarding the extension of the exploration period.  At CNPC's request, we have provided certain operational and financial information about our company to assist them in the decision making process.  Recently, CNPC has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008.  There can be no assurance that we will be successful in extending the Qinnan PSC.  For many months, CNPC had been awaiting authorization from the Chinese government allowing it to deal with foreign partners on CBM projects.  We now understand that such authority has been granted to CNPC in the past few months, but we have not yet obtained official confirmation of this.  There can be no assurance that CNPC will approve an extension of the exploration period or approve the Farmout Agreement with Arrow.  Our future work program at the Qinnan Block depends largely on whether the exploration period of the Qinnan PSC will be extended as well as whether the necessary Chinese government approvals will be obtained for the Farmout Agreement with Arrow.

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

Production Sharing Contracts.  Our operations in the Shouyang and Qinnan Blocks in Shanxi Province and the Enhong-Laochang area of Yunnan Province are conducted under three separate production sharing contracts ("PSCs").  The two Shanxi PSCs and the Yunnan PSC will expire on July 1, 2032 and January 1, 2033, respectively, subject to achieving required work and expenditure requirements, the existence of commercially productive reserves and unless extended or otherwise amended.

The three PSCs are divided into three periods: exploration, development and production.  All three PSCs are in the exploration period, although the exploration period of the Qinnan PSC expired on June 30, 2009, and is the subject of our discussions with CNPC.  For additional information regarding our extension request for the Qinnan PSC, see “Qinnan Block, Shanxi Province” above.  Currently, we bear all exploration costs for discovering and evaluating CBM-bearing areas during the exploration period.  If any CBM field is discovered, the development costs for that CBM field will be borne by us and CUCBM (or CNPC after CUCBM’s interest is officially transferred) in proportion to the respective participating interests in the PSC. Once commercial production commences, after the deduction of any royalties or value added taxes, a portion of production will be allocated in accordance with the parties’ participating interests, and the majority (70% for Yunnan, 75% for Qinnan and Shouyang) of production will be reserved for cost recovery before being distributed to the parties.  Cost recovery CBM is first allocated to reimbursement for operating costs, then exploration costs and pre-contract costs of CUCBM, and lastly development costs plus accrued interest.

During the third quarter of 2009, the MOC approved modification agreements to extend the exploration periods for the Shouyang PSC and the Yunnan PSC to June 30, 2011. CUCBM is our Chinese partner company in these PSCs and has the right to participate in up to 30% of the interest in the Shouyang PSC and up to 40% of the interest in the Yunnan PSC.  We understand that CNPC is in the process of replacing CUCBM as our Chinese partner company for the Qinnan PSC. We are continuing to pursue an extension of the exploration period of the Qinnan PSC but we have not received official confirmation of this. It is possible that CNPC might elect to issue a new PSC, which could be on less favorable terms than those in the current PSC. At CNPC's request, we have provided certain operational and financial information about our Company to assist them in the decision making process. Recently, CNPC has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008.  There can be no assurance that we will be successful in extending the exploration period of the Qinnan PSC or that a new PSC will be granted. Additionally, in connection with obtaining this extension or a new PSC, we may be required to commit to certain expenditures or to modify the terms or respective ownership interests and/or acreage in the PSC.  If we are unable to raise sufficient funds to commit to these expenditures, it may adversely affect our ability to extend the PSC.

During the exploration period, all expenditures are funded by us.  Expenditures in the development and production periods are funded in proportion to the respective participating share of the participants in the PSC.  If we satisfy the conditions to the Farmout Agreement, including obtaining approval from our Chinese partners and the MOC, and successfully assign 75.25% of our participating interest in the Qinnan PSC to Arrow, Arrow would make an initial payment of approximately $8 million to us, become the operator under the Qinnan PSC, and, subject to certain conditions, would fund all exploration costs associated with the Qinnan PSC up to a maximum of $30 million.  Since December 19, 2009, each of the Company and Arrow have had the right to terminate the Farmout Agreement at any time, though neither party has elected to exercise that right and the parties are continuing to use efforts to satisfy the conditions contemplated by the Farmout Agreement.  In conjunction with entering into the Farmout Agreement, FEEB issued and we guaranteed the Exchangeable Note to Arrow with an aggregate principal amount of $10 million.  Since October 16, 2009, the Exchangeable Note has incurred interest at a rate of 8% per annum, and all outstanding principal and interest are due and payable on the maturity date of March 13, 2011.   Arrow has the right at any time to exchange the Exchangeable Note in whole or in part for shares of the Company’s common stock at an exchange rate of 21,052.63 shares per $10,000, or $0.475 per share, of principal and interest. Moreover, upon satisfaction of the conditions set forth in the Farmout Agreement, the note would automatically be exchanged for shares of our common stock at the same exchange rate. At the maturity date, assuming the Exchangeable Note has not been exchanged for shares or prepaid by us, $11,142,222 will be due to Arrow.  However, there can be no assurance that our Chinese partner or the MOC will approve the Farmout Agreement or that Arrow will not exercise the right to terminate the Farmout Agreement.

If the Farmout Agreement conditions are met prior to the termination of the Farmout Agreement and Arrow reaches such $30 million cap, FEEB and Arrow would share further Qinnan development costs and any future revenues in proportion to the participating interests in the Qinnan PSC, provided that FEEB may, in its discretion, instead elect to assign all of its interest in the Qinnan PSC to Arrow subject to retaining a 2% overriding royalty interest.  In addition, under the Farmout Agreement, if we obtain Chinese governmental approval of an overall development plan  for the Qinnan area after satisfaction of the conditions to the Farmout Agreement, Arrow will pay FEEB an additional $8 million in cash as a bonus, and FEEB will have the option to assign all of its interest in the Qinnan PSC to Arrow, while retaining a 5% overriding royalty interest.  Qualified project costs incurred under the PSCs by us during the exploration period can be recovered from the value of the first 75% of gross production of CBM for the two Shanxi Province PSCs and 70% of gross production of CBM for the Yunnan PSC.  In accordance with relevant government regulations, allocations for value added taxes and state royalties will be deducted before the allocation of proceeds or CBM to the parties to the PSCs.  In addition, with respect to the Shouyang and Qinnan PSCs, our company must pay ConocoPhillips, Inc. a 3.5% overriding royalty on production.

Results of Operations

Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009:

The table below sets out major components of our expenditures for the three months ended June 30, 2010 and June 30, 2009 (in thousands):

	Three months ended June 30,
	2010	2009
Additions to Unevaluated
Oil and Gas Properties (capitalized)
- Shouyang Block, Shanxi Province (1)	$3,414	$1,498
Exploration Expenditures (expensed)
- Shouyang Block, Shanxi Province	498	679
- Qinnan Block, Shanxi Province	151	413
- Yunnan Province	255	155
- Total	904	1,247
Lease Operating Expenditures (expensed)
- Shouyang Block, Shanxi Province	473	371
- Qinnan Block, Shanxi Province	20	36
- Accretion Cost on ARO	11	-
- Total	504	407

Total Exploration and Operating Expenditures	$4,822	$3,152

General and Administrative Expenses	$1,889	$1,852

(1)	Capitalized in the Consolidated Balance Sheets.

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

The table below sets out the operating expenses in the Consolidated Statements of Operations for the three months ended June 30, 2010 and June 30, 2009 (in thousands):

	Three months ended June 30,
	2010	2009
Exploration costs	$904	$1,247
Lease operating expense	504	407
General and Administrative	1,889	1,852
Total	$3,297	$3,506

The table below sets out components of exploration costs for the three months ended June 30, 2010 and June 30, 2009 (in thousands):

	Three months ended June 30,
	2010	2009
Technical personnel compensation	$137	$143
PSC related payments	231	-
Contract drilling & related expenses	536	1,104
Total	$904	$1,247

Exploration costs for the three months ended June 30, 2010 decreased $0.3 million due primarily to lower contract drilling and related expenses related to the Qinnan PSC.  The table below sets out components of lease operating expense ("LOE") for the three months ended June 30, 2010 and June 30, 2009 (in thousands):

	Three months ended June 30,
	2010	2009
Workovers	$87	$73
Pumping Related Costs	385	312
Accretion Cost on ARO	11	-
Supervision	21	22
Total	$504	$407

LOE for the three months ended June 30, 2010 was comprised of costs pertaining to the production and dewatering efforts in the Shouyang and Qinnan Blocks in Shanxi Province.  We believe the Shouyang Block has achieved commercial viability.  We anticipate that gas sales from our Shouyang Block will commence upon completion of our in-field compression facilities and our in-field gathering system, which are scheduled to be completed by the fourth quarter of 2010.  The in-field gathering system will interconnect with SPG’s 18-inch diameter line in Shanxi Province that has been completed to the Shouyang area.

LOE for the three months ended June 30, 2010 increased primarily due to an increase in pumping related costs, including an increase in the number of wells, and in accretion costs on asset retirement obligations.

General and administrative ("G&A") expenses for the three months ended June 30, 2010 were not materially different than for the three months ended June 30, 2010.

Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009:

The table below sets out major components of our expenditures for the six months ended June 30, 2010 and June 30, 2009 (in thousands):

	Six months ended June 30,
	2010	2009
Additions to Unevaluated
Oil and Gas Properties (capitalized)
- Shouyang Block, Shanxi Province (1)	$4,398	$1,499
Exploration Expenditures (expensed)
- Shouyang Block, Shanxi Province	910	1,056
- Qinnan Block, Shanxi Province	288	1,055
- Yunnan Province	739	342
- Total	1,937	2,453
Lease Operating Expenditures (expensed)
- Shouyang Block, Shanxi Province	905	853
- Qinnan Block, Shanxi Province	63	85
- Accretion Cost on ARO	21	-
- Total	989	938

Total Exploration and Operating Expenditures	$7,324	$4,890

General and Administrative Expenses	$3,603	$3,224

(1)	Capitalized in the Consolidated Balance Sheets.

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

The table below sets out the operating expenses in the Consolidated Statements of Operations for the six months ended June 30, 2010 and June 30, 2009 (in thousands):

	Six months ended June 30,
	2010	2009
Exploration costs	$1,937	$2,453
Lease operating expense	989	938
General and Administrative	3,603	3,224
Total	$6,529	$6,615

The table below sets out components of exploration costs for the six months ended June 30, 2010 and June 30, 2009 (in thousands):

	Six months ended June 30,
	2010	2009
Technical personnel compensation	$281	$300
PSC related payments	464	-
Contract drilling & related expenses	1,192	2,153
Total	$1,937	$2,453

Exploration costs for the six months ended June 30, 2010 decreased $0.5 million due primarily to lower contract drilling and related expenses  related to the Qinnan PSC of $0.8 million, partially offset by higher contract and drilling related expenses related to the Yunnan PSC of $0.4 million.

The table below sets out components of lease operating expense ("LOE") for the six months ended June 30, 2010 and June 30, 2009 (in thousands):

	Six months ended June 30,
	2010	2009
Workovers	$166	$143
Pumping Related Costs	747	629
Accretion Cost on ARO	21	-
Supervision	55	166
Total	$989	$938

LOE for the six months ended June 30, 2010 was comprised of costs pertaining to the production and dewatering efforts in the Shouyang and Qinnan Blocks in Shanxi Province.  We believe the Shouyang Block has achieved commercial viability.  We anticipate that gas sales from our Shouyang Block will commence upon completion of our in-field compression facilities and our in-field gathering system, which are scheduled to be completed by the fourth quarter of 2010.  The in-field gathering system will interconnect with SPG’s 18-inch diameter line in Shanxi Province that has been completed to the Shouyang area..  LOE for the three months ended June 30, 2010 increased primarily due to an increase in pumping related costs, including an increase in the number of wells, and in accretion costs on asset retirement obligations.

General and administrative ("G&A") expenses for the six months ended June 30, 2010 increased $0.4 million due primarily to increases of $0.1 million in legal fees, $0.1 million in gas marketing activities, $0.1 million in investor relation costs and $0.1 million in travel.

Capital Resources and Liquidity. We have no source of revenue or cash flow from operations, and our primary source of cash flow has been cash proceeds from public offerings and private placements of our common stock and warrants to purchase our common stock, and the exercise of warrants and options to purchase our common stock.

Work Program Funding.  Our current work programs would satisfy the minimum exploration expenditures for all three of our PSCs for 2010.  Management intends to seek to raise funds by obtaining debt or equity financing or refinancing our existing debt, by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets, and by seeking to obtain approval from our Chinese partner company and the MOC with respect to, and satisfying the other conditions under, the Farmout Agreement with Arrow.  See Note 3 – "Transactions with Arrow" and "Farmout Agreement" below for additional information on our Farmout Agreement with Arrow.  However, there can be no assurance that we will be successful in raising funds through debt or equity financing or refinancing our existing debt, entering into any strategic relationship or transaction or in satisfying the conditions under the Farmout Agreement with Arrow. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt or equity financing are uncertain and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  In particular, any transfer of our rights under the PSCs will require the approval of our Chinese partner company and the MOC.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer.  There can be no guarantee of future fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs.  Based on our planned work programs, if we do not obtain additional capital, whether from Arrow under the Farmout Agreement or through additional debt or equity financing, or enter into an agreement with a strategic partner, we believe that the funds currently available to us should provide sufficient cash to fund our planned expenditures under the Shouyang PSC and other minimum operating costs until near the end of the third quarter of 2010.  Our ability to continue as a going concern depends upon our ability to obtain substantial funds for use in our development activities and upon the success of our planned exploration and development activities. There can be no guarantee of future fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs. However, management believes that we will continue to be successful in raising the funds necessary to continue as a going concern.

On March 13, 2009, the Company and FEEB entered into a series of transactions related to our Qinnan Block with Arrow, the Singapore-based subsidiary of Arrow Energy Limited.  Specifically, on that date, (i) FEEB and Arrow entered into the Farmout Agreement  under which, subject to certain conditions, FEEB would assign to Arrow 75.25% of its rights (the "Assignment") in the Qinnan PSC, (ii) FEEB issued an Exchangeable Note, $10 million principal amount (the "Exchangeable Note"), to Arrow for $10 million in cash, (iii) the Company issued a Warrant (the "Warrant") to Arrow for 7,420,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), at an exercise price of $1.00 per share, which expired in December 2009, and (iv) the Company and Arrow entered into a Registration Rights Agreement pursuant to which the Company gave certain registration rights to Arrow with respect to the shares of Common Stock issuable pursuant to the Exchangeable Note and Warrant.

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

Exchangeable Note.  The Exchangeable Note has an initial principal amount of $10 million, bears interest at a rate of 8% per annum, which began to accrue on October 16, 2009, and matures on March 13, 2011 (the "Maturity Date"), unless repaid earlier.  Principal and interest are due and payable on the Maturity Date or earlier if payment is accelerated upon the occurrence and continuance of an event of default (addressed below).Arrow has the right at any time to exchange the Exchangeable Note in whole or in part for shares of Common Stock at an exchange rate of 21,052.63 shares per $10,000 (or $0.475 per share) of principal and interest (the "Exchange Rate"), subject to certain equitable adjustment mechanisms in the event of a sale of the Company, stock split or similar occurrence.  However, if the Farm-In Conditions under the Farmout Agreement are satisfied prior to either party terminating that agreement, the entire principal amount of the Exchangeable Note will automatically be exchanged for shares of Common Stock at the Exchange Rate, subject to the same adjustment mechanisms. At the maturity date, assuming the Exchangeable Note has not been exchanged for shares or prepaid by us, $11,142,222 will be due to Arrow.

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

Cash Flows.  As of June 30, 2010, our balance in cash and cash equivalents was $3.7 million, a decrease of $1.9 million from the balance of $5.6 million as of December 31, 2009.  The decrease was due primarily to $4.3 million and $2.2 million cash used by operating activities and investing activities, respectively, partially offset by the sale under our shelf registration of 11.7 million shares of our common stock for total net proceeds of $4.6 million.   During the first half of 2010, we used approximately $0.5 million of the restricted cash we received from Arrow in connection with the Farmout Agreement with Arrow for exploration expenditures related to the Qinnan Block.  As of June 30, 2010, our balance in restricted cash was $0.2 million.

Cash used in operating activities for the six months ended June 30, 2010 was $4.3 million as compared to cash used in operating activities for the same period in 2009 of $7.1 million.  The decrease in cash used in operating activities of $2.8 million was due primarily to a reclassification of $2 million in the first quarter of 2009 as restricted cash in accordance with the Farmout Agreement with Arrow and favorable change in working capital of $0.8 million.

Cash used in investing activities for the six months ended June 30, 2010 was $2.2 million as compared to $1.4 million for the same period in 2009.  The increase was primarily due to an increase in additions to unevaluated oil and gas properties of $0.8 million.

Cash provided by financing activities for the six months ended June 30, 2010 was $4.6 million as a result of the sale of 11.7 million shares of our common stock.  Cash provided by financing activities for the six months ended June 30, 2009 was $10 million in proceeds from the issuance of the Exchangeable Note, partially offset by financing costs of $0.5 million.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Actual results could differ materially from those projected in such forward-looking statements. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include: there can be no assurance as to the volume of gas that is ultimately produced or sold from our wells; due to limitations under Chinese law, we may have only limited rights to enforce the Gas Sales Agreement; pipelines needed to transport our gas may not be constructed, or if constructed may not be timely, or their routes may differ from those anticipated; certain of the proposed transactions with Arrow may not close on a timely basis or at all, including due to a failure to satisfy closing conditions or otherwise; the anticipated benefits to us of the transactions with Arrow may not be realized; the final amounts received by us from Arrow may be different than anticipated; Arrow may exercise its right to terminate the Farmout Agreement at any time; the MOC may not approve the extension of the Qinnan PSC on a timely basis or at all; our Chinese partner companies or the MOC may require certain changes to the terms and conditions of our PSC in conjunction with their approval of any extension of the Qinnan PSC; our lack of operating history; limited and potentially inadequate management of our cash resources; the pipelines currently under consideration may not be constructed, or if constructed may not be timely, or their routes may differ from those currently anticipated; the pipeline and local distribution/compressed natural gas companies may decline to purchase or take our gas, or the timing of any definitive agreement may take longer than anticipated and the terms may not as advantageous as expected; risk and uncertainties associated with exploration, development and production of CBM; expropriation and other risks associated with foreign operations; disruptions in capital markets effecting fundraising; matters affecting the energy industry generally; lack of availability of oil and gas field goods and services; environmental risks; drilling and production risks; changes in laws or regulations affecting our operations, as well as other risks described in our 2009 Annual Report and subsequent filings with the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in Chinese RMB and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. Prior to July 2005, the exchange rate between U.S. Dollars and Chinese RMB was fixed, and, consequently, we experienced no fluctuations in the value of goods and services we purchased in China because of currency exchange.  In July 2005, the Chinese government began to permit the Chinese RMB to float against the U.S. Dollar, but again adopted an informal peg to the U.S. Dollar in 2008 in response to the global financial crisis.  In June 2010, China announced that it would gradually allow the Chinese RMB to float against the U.S. Dollar and, as a result, the Chinese currency is expected to slowly appreciate with respect to the U.S. Dollar.  All of our costs to operate our Chinese offices are paid in Chinese RMB.  Our exploration costs in China may be incurred under contracts denominated in Chinese RMB or U.S. Dollars.  As of July 20, 2010, the U.S. Dollar ($) to Chinese RMB (¥) appreciated slightly at an exchange rate of about $1 to ¥6.78, compared to an exchange rate of $1 to ¥6.83 at June 30, 2010.  If the Chinese RMB appreciates with respect to the U.S. Dollar, our costs in China may increase.   To date we have not engaged in hedging activities to hedge our foreign currency exposure.  In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.  If the exchange rate increased by 10%, it is estimated that our costs would be approximately $0.3 million lower for the second quarter of 2010.  If the exchange rate were 10% lower during the second quarter of 2010, our costs would increase by approximately $0.4 million.

Although inflation has not materially impacted our operations in the recent past, increased inflation in China or the U.S. could have a negative impact on our operating and general and administrative expenses, as these costs could increase.  In the last couple of years, we have increased our use of Chinese suppliers, including drilling contractors, that are paid in RMB.  In 2008, China experienced inflationary pressures, which increased our costs associated with our operations in China.  During 2009 and first six months of 2010, China did not experience any significant inflation.  In the future, inflation in China may result in higher minimum expenditure requirements under our PSCs if our Chinese partner companies adjust these requirements for inflation.  The actual inflationary impact on the Company may also be exacerbated by the increasing demand for goods and services in the oil and gas industry.  A material increase in these costs could adversely affect our operations and, if there are material changes in our costs, we may seek to obtain additional funds earlier than anticipated.

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

Although we expect that gas sales under the Gas Sales Agreement will commence in the fourth quarter of 2010, we are not able to accurately predict when we will recognize meaningful revenues. We expect to experience operating losses and negative cash flow until gas offtake commences under the Gas Sales Agreement and production levels in the Shouyang Block increase sufficiently. On March 13, 2009, we entered into a series of related transactions with Arrow associated with our Qinnan Block.  The transactions with Arrow included a Farmout Agreement (the “Farmout Agreement”), which is subject to approval by our Chinese partner company and the Chinese Ministry of Commerce (the “MOC”). If our Chinese partner company and the MOC approve the Farmout Agreement, Arrow would be obligated to pay us $8 million and fund certain exploration costs.    However, there can be no assurance that the approvals for the Farmout Agreement will be received.  Moreover, since December 19, 2009, each of Arrow and the Company has had the right to terminate the Farmout Agreement at any time, though neither party has elected to exercise that right, and the parties are continuing use efforts to satisfy the conditions to the transactions contemplated by the Farmout Agreement. In conjunction with entering into the Farmout Agreement, our wholly owned subsidiary, Far East Energy (Bermuda), Ltd. (“FEEB”), issued and we guaranteed an exchangeable note (the “Exchangeable Note”) to Arrow with an aggregate principal amount of $10 million.  Since October 16, 2009, the Exchangeable Note has incurred interest at a rate of 8% per annum, and all outstanding principal and interest are due and payable on the maturity date of March 13, 2011.   Arrow has the right at any time to exchange the Exchangeable Note in whole or in part for shares of the Company’s common stock at an exchange rate of 21,052.63 shares per $10,000, or $0.475 per share, of principal and interest. Moreover, upon satisfaction of the conditions set forth in the Farmout Agreement, the note would automatically be exchanged for shares of our common stock at the same exchange rate. At the maturity date, assuming the Exchangeable Note has not been exchanged for shares or prepaid by us, $11,142,222 will be due to Arrow.

Management will continue to seek to raise additional capital to continue operations, to meet future expenditure requirements necessary to retain our rights under the production sharing contracts (“PSCs”) and to pay amounts due under the Exchangeable Note to the extent it is not exchanged for shares prior to its maturity date. Management intends to seek to obtain funds to continue operations and meet our expenditure requirements by entering into a strategic relationship or transaction, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets, and/or obtaining debt or equity financing or refinancing existing debt. The global financial crisis has created liquidity problems for many companies and financial institutions and international capital markets have stagnated, especially in the United States and Europe. A continuing downturn in these markets could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through the sale of our securities. The ongoing crisis has created a difficult environment in which to negotiate and consummate a transaction. While we will continue to seek to raise funds, there can be no assurance that we will be able to enter any strategic relationship or transaction or that we will be successful in obtaining funds through debt or equity financing or refinancing existing debt. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult or impossible. In particular, any transfer of our rights under any PSC will require the approval of our Chinese partner company. There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt or equity financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price.

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

If our operating requirements or drilling obligations materially change from those currently planned, we may require more capital than currently anticipated or may be required to raise capital earlier than anticipated. For example, it is possible that the Ministry of Land and Resources or our Chinese partner company could seek to, among other things, increase our capital expenditures or accelerate our drilling program. If we are unable to commit to the expenditures or accelerate our drilling and dewatering efforts it may adversely affect our ability to extend the terms of our PSCs. Raising additional funds by issuing shares or other types of equity securities would further dilute our existing stockholders. If we fail to obtain the necessary funds to complete our exploration activities under our PSCs, and we cannot obtain extensions to the requirements under our PSCs, we would not be able to successfully complete our exploration and development activities and we may lose rights under our PSCs.

We must obtain extensions for our PSCs to continue our operations in China.

We have commenced the extension application process for each of our PSCs. The MOC has approved modification agreements to extend the exploration periods for the Shouyang area of Shanxi Province and the Enhong and Laochang areas of Yunnan Province to June 30, 2011. The exploration period of the Qinnan PSC in Shanxi Province expired on June 30, 2009. With regard to the Qinnan PSC, China National Petroleum Corporation (“CNPC”) has recently replaced China United Coalbed Methane Co. ltd. (“CUCBM”) as our Chinese partner company for the PSC. We are continuing to pursue an extension of the exploration period of the Qinnan PSC. It is possible that our Chinese partner company might elect to issue a new PSC, which could be on less favorable terms than those in the current PSC. At CNPC's request, we have provided certain operational and financial information about our Company to assist them in the decision making process. Recently, CNPC has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008.  We have also provided to CNPC at their request our work plan for 2010 for Qinnan.  For many months CNPC has been awaiting authorization from the Chinese government allowing it to deal with foreign partners on CBM projects. We now understand that such authority has been granted to CNPC in the past few months, but we have not yet obtained official confirmation of this.  There can be no assurance that we will be successful in extending the exploration period of the Qinnan PSC or that a new PSC will be granted. Additionally, in connection with obtaining this extension or a new PSC, we may be required to commit to certain expenditures or to modify the terms or respective ownership interests and/or acreage in the applicable PSC. However, if we are unable to raise sufficient funds to commit to these expenditures, it may adversely affect our ability to extend the Qinnan PSC.

We are in the initial exploration phase and have substantial capital requirements that, if not met, will hinder our ability to continue as a going concern.

We face significant challenges, expenses and difficulties as a development stage company seeking to explore, develop and produce coalbed methane gas. The development of our projects in China will require that we obtain funding to satisfy very significant expenditures for exploration and development of these projects, if they are successful. We will also require resources to fund significant capital expenditures for exploration and development activities in future periods. In this regard, CUCBM or CNPC could seek to renegotiate our PSCs to, among other things, increase our expenditures or accelerate our drilling program beyond the minimum contractual requirements under our PSCs. As discussed above,  if our Chinese partner company and the MOC approve the Farmout Agreement, Arrow would be obligated to pay us $8 million and fund certain exploration costs.    However, there can be no assurance that the approvals for the Farmout Agreement will be received or that Arrow will not exercise its right to terminate the Farmout Agreement.  Our success will depend on our ability to obtain additional financing to fund our capital expenditures. If we cannot obtain adequate capital, and we cannot obtain extensions to the requirements under our PSCs, we will not be able to successfully complete our exploration and development activities, and we may lose rights under our PSCs. This would materially and adversely affect our business, financial condition and results of operations.

We have no current source of revenue.

We will not generate material revenues from our existing properties until we have successfully completed exploration and development, and started production of CBM. Although we anticipate sales under the Gas Sales Agreement will commence in the fourth quarter of 2010, we are not able to accurately predict when we will recognize meaningful revenues. SPG has completed its pipeline, which runs within 2 kilometers of our 1H Pilot Area and will be used to transport CBM sold pursuant to the Gas Sales Agreement.  Our in-field gathering system and compression facilities, which we expect to be completed by the fourth quarter of 2010, must be built to connect to the SPG pipeline.  While SPG has completed the pipeline to our Shouyang Block and we have commenced construction of our gathering system and our compression facilities, there can be no assurance that the pipeline gathering system or compression facilities will be completed on a timely basis.  Additionally, no facilities exist to transport or process CBM near our Yunnan Province projects.  Our ability to realize revenues from any producing wells may be impaired until these pipelines or facilities are built out or arrangements are made to deliver our production to market.

We have a history of losses, and expect to incur losses in the foreseeable future.  If we do not achieve profitability, our financial condition and the value of our common stock will suffer.

To date, we have no revenues from the sale of CBM. We incurred yearly net losses applicable to common stockholders since inception.  Although we anticipate sales under the gas sales agreement (“Gas Sales Agreement”) between CUCBM and Shanxi Province Guoxin Energy Development Group Limited (“SPG”), to which we are an express beneficiary, will commence in the fourth quarter of 2010, we expect to continue to experience operating losses and negative cash flow for the foreseeable future. We must obtain additional financing and generate sufficient revenues to fund anticipated drilling, exploration and operation costs and to achieve and maintain positive net income. Without significant additional financing, we cannot guarantee that we will ever generate sufficient revenues to achieve positive net income, which will negatively impact the price of our common stock. If we do achieve positive net income, we cannot assure you that we will be able to sustain or increase profitability in the future.

We must complete multiple CBM wells on our Shanxi Province and Yunnan Province projects in order to increase existing volumes and/or to commence production.

To date, we have drilled 8 horizontal wells, 27 vertical wells and 11 deviated wells in the Shanxi Province projects and 10 vertical wells and 4 deviated wells in Yunnan Province. While subject to periodic maintenance, we have achieved continuous gas production in some of these wells. We have entered into the Gas Sales Agreement for the purchase and sale of up to 300,000 cubic meters (10,584,000 cubic feet) of CBM per day produced at our Shouyang Block.  As of August 13, 2010, production at the Shouyang Block exceeded 900,000 cubic feet of CBM per day, but there can be no assurance that mechanical events may not affect production from time to time.  We plan to continue to dewater existing wells and drill additional wells in the 1H area to increase production.  At this early stage, the volumes being produced while dewatering are still relatively small and the data obtained is not yet sufficient to be able to project the peak gas production volume or to be able to conclude whether the wells will produce the maximum volume of CBM that SPG is obligated to take under the Gas Sales Agreement. None of the wells we have drilled to date in Yunnan or Qinnan are currently producing CBM gas as they are undergoing or will undergo dewatering and production testing.  We are analyzing and evaluating drilling data obtained in an effort to determine how many additional wells we have to drill in order to begin production of commercial volumes in Qinnan and Yunnan; and, in Shouyang, while commercial production has been achieved, we desire to drill additional wells to increase production in preparation for anticipated gas sales. We cannot make any assurances that we will have the resources to drill enough additional wells in the Shanxi and Yunnan Provinces to increase production in the areas. As a result, even though we may have producing properties in the region, we may not be in a position to derive positive cash flow from operations from such wells. Actual production may vary materially from preliminary test results, including the results to date for our first horizontal well. Actual production from the wells may be at recovery rates and gas quality materially different than our first indications.

Risks Relating to Our Operations in China

No facilities presently exist to transport or process CBM near our Yunnan Province projects.

With regard to Shouyang, while SPG has completed the pipeline to our Shouyang Block and we have commenced construction of our gathering system and our compression facilities, there can be no assurance that the pipeline gathering system or compression facilities will be completed on a timely basis to allow sales in the fourth quarter.

The marketability of any production will depend, in part, upon the availability, proximity and capacity of pipelines, gas gathering systems and processing facilities. We may transport our CBM through pipelines or by compressing or liquefying the CBM for transportation.

Currently, two national trunklines, one to Beijing and one to Shanghai, traverse China in proximity to our Shanxi Province projects.   Under the Gas Sales Agreement, SPG has agreed to purchase gas from the Shouyang Block after the completion of the pipeline, which runs within 2 kilometers of our 1H Pilot Area in our Shouyang Block to the Shanjing II pipeline that runs from Western China to Beijing.  SPG has informed us that the connecting pipeline is complete.  In order to deliver our gas, we will need to install an in-field gathering system as well as compression facilities to increase the gas pressure to the pressure required for delivery.  We expect that gas sales will begin shortly after completion of our gathering system and compression facilities, which are scheduled for completion in the fourth quarter of 2010.  However, there can be no assurance that we will complete the installation of our in-field system or compression facilities on a timely basis or that gas sales will commence shortly thereafter.  Although we are express beneficiaries of the Gas Sales Agreement, we may have limited rights under Chinese law to enforce SPG’s obligations under the agreement without the cooperation of CUCBM.  We cannot guarantee when gas sales will commence or the volumes of gas that may be sold under the Gas Sales Agreement.  Costs associated with the Shouyang PSC as well as proceeds and subsidies from gas sales under the Gas Sales Agreement will be allocated between us and CUCBM in accordance with our participating interest.  See “Our Holdings in the Shanxi Province of the People’s Republic of China” of Item 1 - Business for a further description of the Shouyang PSC and participating interests in the PSC.  There can be no assurance that such government subsidies will continue or that they will be paid in a timely manner upon commencement of gas sales.

For our Qinnan Block, compression facilities or pipelines still need to be built to connect our projects to larger pipelines to transport any CBM that may be produced.  We estimate the initial cost for these connecting pipelines and compression facilities may be in the range of $1 million to $1.5 million or more.  If CUCBM elects a 30% participating interest in our Shouyang and Qinnan PSC, our net costs and revenues associated with those PSCs would be reduced accordingly.  Additionally, if we are successful in assigning 75.25% of our current participating interest in the Qinnan PSC to Arrow, our net cost with respect to any project for that PSC would be reduced accordingly.  There is no assurance that any of the existing pipelines we might desire to connect to in the future will have sufficient capacity available to meet our requirements or the costs of using such pipelines would be economical for our Qinnan PSC.  Additionally, there is no assurance that we will be able to use the existing pipelines on terms acceptable to us or at all, as the PRC does not require that open access to pipeline infrastructure be allowed.

Pipelines in Yunnan Province. There are no pipelines in the vicinity of our Yunnan Province projects, and we estimate the initial cost to construct a connecting pipeline and compression facilities from our project to the nearest large city, Kunming, may be in the range of $20 million to $50 million or more. If CUCBM elects a 40% participating interest in our Yunnan Province project our costs would be reduced accordingly. Because there is no gas pipeline, compressed natural gas (“CNG”) facility, liquefied natural gas (“LNG”) plant or other off-take vehicle in near proximity to these wells, our ability to sell CBM produced on these projects to communities outside the general area will be contingent upon a pipeline, CNG or LNG plant being built near the Enhong-Laochang project.

Recently, it was reported that CNPC will undertake a pipeline construction project with support from the Yunnan provincial government to extend the Myanmar-China natural gas pipeline to pass through the city of Kunming, then go northward through the city of Zhaotong, and finally connect with major interprovincial pipelines in Sichuan Province.  Further, the pipelines are expected to include a branch to connect the city of Kunming to the city of Qujing.  We believe that the construction, which would lay pipelines closer to our projects, would help to substantially reduce the cost for CBM off-take from our projects and increase our ability to eventually deliver gas to consumers.  If CUCBM elects a 40% participating interest in Yunnan Province project, our costs would be reduced accordingly.  However, there can be no assurances that this project will be undertaken or be completed or, if it is undertaken, that it will be completed on a timely basis.  Additionally, there is no assurance that we will be able to use the pipeline on terms acceptable to us or at all, as the PRC does not require that open access to pipeline infrastructure be allowed.

Compressed Natural Gas. If we have initial commercial production of CBM from our Qinnan and Yunnan projects, then, prior to the point at which production reaches pipeline quantities, we could potentially begin to market the CBM produced to local markets as CNG. CNG is an alternative to the construction of a pipeline or LNG facility and is especially appropriate for early stage gas production where gas volumes are lower. We may determine to pursue CNG facilities in order to earn revenues from any early production of CBM.  Production of CNG would require the installation of a CNG facility,  which would likely be constructed and paid for by the purchaser of our gas production.

Substantially all of our assets and operations are located in China.

Substantially all of our assets and operations are located in China. Accordingly, our business is subject to a significant extent, to the economic, political, and legal developments in China. China is a developing country, has only recently begun participating in global trade with its accession to the World Trade

Organization, and has only a limited history of trade practices as a nation. We are subject to the laws, rules, regulations, and political authority of the government of China. We may encounter material problems while doing business in China, such as interactions with the Chinese government and uncertain foreign legal precedent pertaining to developing CBM gas and enforcing rights under our PSCs and other agreements governed by Chinese law in China. Risks inherent in international operations also include, but are not limited to, the following:

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

In July 2005, the Chinese government began to permit the Chinese RMB to float within a narrow and managed range against the U.S. Dollar and other currencies. However, this practice was suspended in 2008 as a result of the global financial crisis.  In June 2010, the Chinese government reinstated the policy of maintaining a managed float.  As a result, the value of the Chinese currency, which is generally believed to be undervalued, may increase incrementally.  All of our costs to operate our Chinese offices are paid in Chinese RMB and the proceeds from gas sales under the Gas Sales Agreement are payable to us in Chinese RMB. Our exploration costs in China may be incurred under contracts denominated in Chinese RMB or U.S. Dollars.  Because the functional currency used in our financial statements is the U.S. Dollar, changes in the relative values of the U.S. Dollar and the Chinese RMB may affect the values reported in our financial statements.   We fund our expenditures in China with funds raised in U.S. Dollars and, as a result, if the value of the U.S. Dollar falls in relation to the Chinese RMB, more U.S. Dollars would be required to fund the same expenditures.  Additionally, if the value of the U.S. Dollar falls in relation to the Chinese RMB, the translated value of our revenue, if any, and operating expenses from our transactions denominated in RMB would increase.   Conversely, if the value of the U.S. Dollar rises in relation to the Chinese RMB, the change in exchange rates would reduce the translated value of the revenue, if any, and operating expenses from our transactions denominated in RMB.

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

Although we anticipate sales under the Gas Sales Agreement will commence in the fourth quarter of 2010, we are not able to accurately predict when we will recognize meaningful revenues from our gas production or the volumes of gas that may be sold under that agreement. With respect to the other PSCs and gas sales from the Shouyang PSC  in excess of the potential 300,000 cubic meters (10,584,000 cubic feet) per day to be sold under the Gas Sales Agreement, when selling our gas production, there may be only a small number of entities we can contract with which will purchase any gas we may produce. Losing any such potential contract or client would have a material negative impact on our business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Withholdings and Subsequent Cancellations of Equity Securities

Column (a) in the tabulation below indicates shares which were withheld by us to satisfy tax withholding obligations that arose upon the vesting of shares of nonvested stock (also commonly referred to as restricted stock) during the quarterly period ending June 30, 2010.  Once withheld, these shares were cancelled and removed from the number of outstanding shares.  Currently, the Company does not have a share repurchase plan.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
April 2010	84,898	0.31	-	-
May 2010	-	-	-	-
June 2010	-	-	-	-
Total	84,898	$0.31	-	-

ITEM 5. OTHER INFORMATIONS

Annual Meeting of Shareholders

The Company’s annual meeting of shareholders is scheduled for January 12, 2011, 10:00 a.m. at the Crowne Plaza North Greenspoint, 425 N. Sam Houston Parkway E., Houston, Texas.   November 29, 2010 will be the record date for determining stockholders of record entitled to notice of, and to vote at, the 2010 Annual Meeting of Stockholders.  In order to be considered for the 2010 annual meeting of shareholders and included in the Company’s proxy materials, shareholders must have submitted proposals and nominations between September 15, 2010 and October 15, 2010 and complied with the requirements set forth in the Company’s bylaws.

ITEM 6.   EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 43 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Date:  August 16, 2010

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

10.16
Farmout Agreement Qinnan PSC, dated June 17, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.2 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

10.17
First Amendment to Farmout Agreement Qinnan PSC, dated December 15, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

10.18
Second Amendment to Farmout Agreement Qinnan PSC, dated December 17, 2004, by and between Phillips China Inc. and the Company (filed as Exhibit 10.01 to the Company's Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.19
Third Amendment to Farmout Agreement Qinnan PSC, dated December 19, 2005, by and between ConocoPhillips China Inc. and the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2005, and incorporated herein by reference).

10.20
Assignment Agreement Qinnan PSC, dated June 17, 2003, by and between Phillips China Inc. and the Company (filed as Exhibit 10.4 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003, which was filed on December 24, 2003, and incorporated herein by reference).

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

10.35
Modification Agreement, dated April 24, 2007, for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Qinnan Area in Shanxi Province, Qinshui Basin, the People's Republic of China, dated April 16, 2002, by and among China United Coalbed Methane Corporation Ltd., ConocoPhillips China Inc. and Far East Energy (Bermuda), Ltd. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 27, 2007, and incorporated herein by reference).

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

10.74	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 9, 2010, and incorporated herein by reference).
10.75*†	Amended and Restated Employment Agreement, dated June 9, 2010, between the Company and Bruce N. Huff.
10.76
English translation of the Shouyang Project Coalbed Methane Purchase and Sales Contract, dated June 12, 2010, between China United Coalbed Methane Corporation, Ltd. and Shanxi Province Guoxin Energy Development Group Limited (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2010, and incorporated herein by reference).

10.77
English transalation of Letter Agreement, dated June 12, 2010, between  Far East Energy (Bermuda), Ltd. and China United Coalbed Methane Corporation, Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 16, 2010, and incorporated herein by reference).

10.78
Letter Agreement, dated June 11, 2010, between Far East Energy (Bermuda), Ltd. and China United Coalbed Methane Corporation, Ltd. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 16, 2010, and incorporated herein by reference).

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