Form 10-K/A
period 2009-12-31
FAR EAST ENERGY CORP
filed 2011-02-11
CIK 1124024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)
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
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2009 of Far East Energy Corporation (the “Company”), originally filed on March 15, 2010 and amended by Amendment No. 1 on Form 10-K/A filed on April 21, 2010 (as previously amended, the “Original Filing”).  We are filing this Amendment to correct the omission of dates on the audit reports received from the Company’s independent registered public accounting firm, JonesBaggett LLP.  Accordingly, Item 8 of Part II of this filing has been amended to include the properly dated audit reports, and we have attached as an exhibit hereto an updated Consent of Independent Registered Public Accounting Firm.  We have further amended Item 8 of Part II of this filing to make Management’s Report on Internal Control Over Financial Reporting included therein consistent with the properly dated audit reports.  The pagination of the Original Filing has been retained.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.  Further, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications and the corrected Consent of Independent Registered Public Accounting Firm.

Each amended item has been amended and restated in its entirety.  Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to March 15, 2010, including any amendments to those filings, as information in such filings may update or supersede certain information contained in those filings as well as in this Amendment.  In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Far East Energy Corporation and its subsidiaries.

FAR EAST ENERGY CORPORATION
TABLE OF CONTENTS

		Page

PART II
Item 8.	Financial Statements and Supplementary Data	49

PART IV
Item 15.	Exhibits and Financial Statement Schedules	75

	SIGNATURES

PART II

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
March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Far East Energy Corporation and Subsidiaries:

We have audited Far East Energy Corporation and Subsidiaries’ (a development stage company) (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Far East Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Far East Energy Corporation and Subsidiaries, as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and for the period from the date of incorporation on February 4, 2000 to December 31, 2009, and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ JonesBaggett LLP
JonesBaggett LLP (formerly Payne Smith & Jones, P.C.)

Dallas, Texas
March 15, 2010

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	At December 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$5,567	$7,880
Restricted cash	739	-
Inventory	225	188
Prepaid expenses	166	262
Deposits	346	124
Stock subscription receivable	275	-
Other current assets	16	46
Total current assets	7,334	8,500

Unevaluated oil and gas properties	34,421	30,837
Other fixed assets, net	480	546
Total property and equipment	34,901	31,383

Deferred financing costs	169	-
Total assets	$42,404	$39,883

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,098	$2,249
Accrued liabilities	1,354	2,323
Total current liabilities	4,452	4,572

Exchangeable note payable	10,000	-
Discount on exchangeable note payable	(228)	-
Long-term debt	9,772	-

Accrued interest payable - noncurrent	171	-

Asset retirement and environmental obligation	339	-

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 500,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 173,836,960 and 161,305,390 issued and outstanding, respectively	174	161
Additional paid-in capital	111,982	105,915
Unearned compensation	(279)	(313)
Deficit accumulated during the development stage	(84,207)	(70,452)
Total stockholders’ equity	27,670	35,311
Total liabilities and stockholders’ equity	$42,404	$39,883

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)

	Year ended December 31,			February 4, 2000 (Inception) through December 31,
	2009	2008	2007	2009

Operating revenues	$-	$-	$-	$-
Operating expenses:
Exploration costs	4,503	15,283	3,345	31,521
Lease operating expense	1,892	2,904	1,945	7,699
General and administrative	6,479	4,515	7,230	41,567
Impairment loss	-	-	-	3,778
Loss on investment in joint venture	-	-	-	22
Amortization of contract rights	-	-	-	81
Total operating expenses	12,874	22,702	12,520	84,668
Operating loss	(12,874)	(22,702)	(12,520)	(84,668)
Other income (expense):
Interest expense	(863)	-	-	(1,040)
Interest income	5	260	721	1,875
Gain on sale of assets	(5)	-	-	3
Foreign currency transaction loss	(18)	(149)	(50)	(377)
Total other income	(881)	111	671	461
Loss before income taxes	(13,755)	(22,591)	(11,849)	(84,207)
Income taxes	-	-	-	-
Net loss	$(13,755)	$(22,591)	$(11,849)	$(84,207)

Comprehensive loss	$(13,755)	$(22,591)	$(11,849)	$(84,207)

Net loss per share:
Basic and diluted	$(0.08)	$(0.15)	$(0.09)

Weighted average shares outstanding:
Basic and diluted	162,251	151,231	128,631

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Data)

	Common Stock				Deficit
	Number of Shares	Par Value	Additional Paid-In Capital	Unearned Compensation	Accumulated During the Development Stage	Total Stockholders’ Equity

For the Years Ended December 31, 2007, 2008 and 2009

Balance at December 31, 2006	123,767,342	$124	$77,599	$-	$(36,012)	$41,711
Net loss	-	-	-	-	(11,849)	(11,849)
Common shares issued	11,480,452	11	14,803	-	-	14,814
Shares issued to consulting firm	60,000	-	60	-	-	60
Nonvested shares issued	1,032,292	1	922	(764)	-	159
Stock options issued	-	-	1,171	-	-	1,171
Stock options exercised	660,000	1	428	-	-	429
Warrants exercised	5,208	-	-	-	-	-
Balance at December 31, 2007	137,005,294	137	94,983	(764)	(47,861)	46,495
Net loss	-	-	-	-	(22,591)	(22,591)
Common stock issued	24,000,000	24	11,784	-	-	11,808
Shares issued to consulting firm	20,000	-	14	-	-	14
Nonvested shares issued	538,500	-	325	451	-	776
Nonvested shares withheld for taxes	(258,404)	-	(136)	-	-	(136)
Stock options issued	-	-	(1,055)	-	-	(1,055)
Balance at December 31, 2008	161,305,390	161	105,915	(313)	(70,452)	35,311
Net loss	-	-	-	-	(13,755)	(13,755)
Common stock issued	11,558,645	11	4,349	-	-	4,360
Shares issued to consulting firm	-	-	-	-	-	-
Nonvested shares issued	990,000	2	285	34	-	321
Nonvested shares withheld for taxes	(17,075)	-	(5)	-	-	(5)
Stock options issued	-	-	844	-	-	844
Warrants issued	-	-	594	-	-	594
Balance at December 31, 2009	173,836,960	$174	$111,982	$(279)	$(84,207)	$27,670

Inception (February 4, 2000) through December 31, 2009

Balance at February 4, 2000	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	(84,207)	(84,207)
Common shares issued
- Placements	160,384,832	159	91,352	-	-	91,511
- Newark Valley
Oil & Gas Inc. acquisition	1,600,000	2	3,598	-	-	3,600
Shares issued to consulting firm	231,259	-	297	-	-	297
Nonvested shares issued	2,560,792	4	1,532	(279)	-	1,257
Nonvested shares withheld for taxes	(275,479)	-	(141)	-	-	(141)
Stock options issued	-	-	5,274	-	-	5,274
Stock options exercised	1,410,000	1	915	-	-	916
Warrants issued	-	-	804	-	-	804
Warrants exercised	7,925,556	8	8,185	-	-	8,193
Warrants redeemed unexercised	-	-	(2)	-	-	(2)
Debt issued with beneficial conversion feature	-	-	168	-	-	168
Balance at December 31, 2009	173,836,960	$174	$111,982	$(279)	$(84,207)	$27,670

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
(In Thousands)

	For the Years Ended December 31,			February 4, 2000 (Inception) through December 31,
	2009	2008	2007	2009

Cash flows from operating activities
Net loss	$(13,755)	$(22,591)	$(11,849)	$(84,207)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	182	171	88	694
Amortization of deferred financing costs	863	-	-	863
Prior period capitalized exploratory well costs expensed	-	7,907	157	-
Stock issued to pay expense	-	14	61	297
Share-based compensation	1,165	(279)	1,330	6,530
Changes in components of working capital and asset retirement and environmental obligations
Restricted cash	(739)	-	-	(739)
Inventory	(37)	109	(241)	(226)
Prepaid expenses	96	(113)	68	(166)
Deposits	(222)	(30)	269	(346)
Stock subscription receivable	(245)	-	-	(245)
Other current assets	-	(16)	(21)	(46)
Accounts payable and accrued liabilities	(133)	1,687	(645)	4,854
Asset retirement and environmental obligations	156	-	-	156
Impairment expense	-	-	-	3,778
Loss (gain) on sale of assets	5	-	-	(3)
Other, net	(5)	(136)	-	237
Net cash used in operating activities	(12,669)	(13,277)	(10,783)	(68,569)

Cash flows from investing activities
Additions to unproved oil and gas properties in China	(3,388)	(7,343)	(7,657)	(34,713)
Other oil and gas investment	-	-	-	(1,278)
Additions to other properties	(123)	(214)	(398)	(1,106)
Sale of oil and gas properties	-	-	-	1,108
Sale of other fixed assets	2	-	-	2
Net cash used in investing activities	(3,509)	(7,557)	(8,055)	(35,987)

Cash flows from financing activities
Net proceeds from exchangeable note	10,000	-	-	10,000
Net proceeds from sale of common stock	4,360	11,808	14,814	91,511
Net proceeds from exercise of options	-	-	429	916
Net proceeds from exercise of warrants	-	-	-	8,191
Deferred financing costs	(495)	-	-	(495)
Net cash provided by financing activities	13,865	11,808	15,243	110,123

(Decrease) increase in cash and cash equivalents	(2,313)	(9,026)	(3,595)	5,567
Cash and cash equivalents—beginning of period	7,880	16,906	20,501	-
Cash and cash equivalents—end of period	$5,567	$7,880	$16,906	$5,567

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Business.  We were incorporated in the state of Nevada on February 4, 2000, and on January 10, 2002, we changed our name to Far East Energy Corporation. The terms “we,” “us,” “our,” “FEEC” and “our company” refer to Far East Energy Corporation.  We are an independent energy company.  FEEC, together with its subsidiaries, engages in the acquisition, exploration and development of coalbed methane (“CBM”) gas properties in the People’s Republic of China (“PRC”). We are a development stage company, and our activities have been limited to organizational activities, including developing a strategic operating plan, capital funding, hiring personnel, entering into contracts acquiring rights to explore for, develop, produce and sell oil and gas or coalbed methane, and drilling, testing and completion of exploratory wells.

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

Restricted Cash.  Restricted cash represents the amount of cash which is restricted by legal or contractual requirements. Of the $10 million proceeds from the issuance of an exchangeable note (the “Exchangeable Note”) to Arrow Energy International Pte Ltd (“Arrow”), $2 million of the proceeds was set aside to be used exclusively to satisfy of FEEB existing exploration and development commitments in connection with the Qinnan production sharing contract (“PSC”).  The restricted cash balance is reduced as the related expenditures are incurred.  As of December 31, 2009, our balance in restricted cash was $0.7 million.

Inventory.  Inventory consists primarily of tubular goods and drilling equipment used in our operations and is carried at cost with adjustments made from time to time to recognize any reductions in value.

Unevaluated Oil and Gas Property.  We use the successful efforts method of accounting for our oil and gas properties. Under this method, oil and gas lease acquisition costs and intangible drilling costs associated with exploration efforts that result in the discovery of proved reserves and costs associated with development drilling, whether or not successful, are capitalized when incurred. If proved commercial reserves are not discovered, such drilling costs are expensed. In some circumstances, it may be uncertain whether proved commercial reserves have been found when drilling has been completed.  Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 932, Extractive Activities – Oil and Gas (“ASC 932”), such exploratory well drilling costs may continue to be capitalized if the reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. We assess our capitalized exploratory wells pending evaluation each quarter to determine whether costs should remain capitalized or should be charged to earnings. Other exploration costs, including geological and geophysical costs, are expensed as incurred. We recognize gain or loss on the sale of properties on a field basis.

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

Convertible Debts and Warrants.  We applied FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”) and FASB ASC Topic 470, Debt (“ASC 470”), in recording the Exchangeable Note and warrants issued to Arrow in conjunction with a strategic alliance between the parties. Derivative financial instruments, as defined in ASC 815, consist of financial instruments or other contracts that contain a notional amount and one or more underlying, require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.  Convertible debt, as defined in ASC 470, generally includes an interest rate which is lower than the issuer could establish for nonconvertible debt, an initial conversion price which is greater than the market value of the common stock at the time of issuance, and a conversion price which does not decrease except pursuant to anti-dilution provisions.  Also, under ASC 470, the portion of the proceeds from the issuance of the debt which is allocable to the warrant should be accounted for as additional paid-in capital.  The allocation should be based on the relative fair values of the two securities at time of issuance.

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

Net Loss Per Share.  We apply FASB ASC Topic 260, Earnings Per Share (“ASC 260”) for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings.

Share-based Compensation.  We measure the cost of employee services received in exchange for stock options based on the grant date fair value of the awarded options under FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).  We determine the fair value of stock option grants using the Black-Scholes option pricing model.   We determine the fair value of shares of nonvested stock (also commonly referred to as restricted stock) based on the last quoted price of our stock on the OTC Bulletin Board on the date of the share grant.   The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award.  As share-based compensation expense is recognized based on awards ultimately expected to vest, we have reduced the expense for estimated forfeitures based on historical forfeiture rates.  Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period.  Excess tax benefits, as defined in ASC 718, if any, are recognized as an addition to paid-in capital.

Foreign Currency Transactions.  Periodically, we assess the functional currencies of our Chinese subsidiaries to ensure that the appropriate currency is utilized in accordance with the guidance in FASB ASC Topic 830, Foreign Currency Matters (“ASC 830”).  During the fourth quarter of 2006, we determined that the functional currency for our Chinese operations was U.S. Dollars, instead of the Chinese Renminbi (“RMB”) as previously reported and utilized.  Foreign currency transaction gains or losses, which resulted from transactions denominated in the Chinese RMB, were recorded in the Consolidated Statement of Operations.

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

2.  Liquidity and Realization of Assets

We have not established a source of revenue and are not able to accurately predict the timing of our first revenue.  We have funded our exploration and development activities primarily through the sale and issuance of common stock. During the second quarter of 2008, we completed a transaction for the sale of 24 million shares of our common stock and warrants to purchase up to 8.4 million shares of our common stock for total net proceeds of $11.8 million under our shelf registration in effect at that time.  That shelf registration expired in March 2009.  In September 2009, the Company filed with the SEC a shelf registration statement on Form S-3 for the offer and sale from time to time of up to $75 million of the Company’s debt and equity securities.  In December 2009, we completed a transaction for the sale of 11.6 million shares of our common stock and warrants to purchase up to 4.6 million shares of our common stock for total net proceeds of $4.3 million under our shelf registration.  On March 11, 2010, we completed a transaction for the sale of 11.7 million shares of our common stock and warrants to purchase up to 4.7 million shares of our common stock for total net proceeds of $4.6 million under our shelf registration.  The amount available under the registration statement at March 12, 2010 was approximately $65.1 million.

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

3.  Strategic Alliance with Arrow

On March 13, 2009, we formed a strategic alliance related to our Qinnan Block with Arrow.  In conjunction with the strategic alliance, one of our wholly owned subsidiaries, FEEB, and Arrow entered into a Farmout Agreement (the “Farmout Agreement”) under which, subject to certain conditions, FEEB will assign to Arrow 75.25% of its rights in the Qinnan PSC in Shanxi Province (the “Assignment”).  The Farmout Agreement conditions the Assignment on, among other things, the receipt of required approvals from the government of the PRC on or prior to December 19, 2009 or such later date as we may agree upon.  The terms of the Farmout Agreement were subsequently amended in November 2009 to provide, among other things, that requisite approvals from Chinese authorities must be received and other conditions must be satisfied by December 16, 2009 rather than by November 20, 2009 (the “Amendment”).  In conjunction with the Amendment, FEEB and Arrow also agreed that interest on the Exchangeable Note would begin to accrue as originally scheduled on October 16, 2009.  Since December 19, 2009, each of the Company and Arrow has had the right to terminate the Farmout Agreement at any time, though neither party has elected to exercise that right and the parties are continuing to use efforts to satisfy the conditions contemplated by the Farmout Agreement.

Upon satisfaction of the conditions, Arrow will make an initial payment of $8 million to us, and, subject to certain conditions, will fund all exploration costs associated with the Qinnan PSC, up to a maximum of $30 million. In addition, under the Farmout Agreement, if we obtain Chinese governmental approval of an overall development program for the Qinnan area, Arrow will pay FEEB an additional $8 million in cash as a bonus. If the conditions under the Farmout Agreement are not satisfied prior to November 20, 2009, then either party has the right to terminate the agreement by delivering notice of such termination to the other party.  Additionally, on March 13, 2009, (i) we entered into a securities purchase agreement with Arrow (“Securities Purchase Agreement”); (ii) FEEB issued the Exchangeable Note, $10 million principal amount, to Arrow for $10 million in cash; (iii) we issued a warrant to Arrow for 7,420,000 shares of our common stock, at an exercise price of $1.00 per share (“Warrant”); and (iv) the Company and Arrow entered into a registration rights agreement.

Under the Securities Purchase Agreement, the Company issued the Warrant to Arrow and FEEB issued the Exchangeable Note to Arrow for $10 million in cash, of which $2 million was to be set aside to be used exclusively to satisfy FEEB’s existing exploration and development commitments in connection with the Qinnan PSC.  This restricted portion of the proceeds was recorded as restricted cash on the consolidated balance sheet. During the period from the formation of the strategic alliance to the year ended December 31, 2009, we used approximately $1.3 million of the $2 million for exploration expenditures related to the Qinnan PSC.  See Note 1 – “Summary of Significant Accounting Policies – Restricted Cash.”

The Exchangeable Note has an initial principal amount of $10 million.  If the Chinese government does not approve the Assignment, the Exchangeable Note bears interest at a rate of 8% per annum, which began to accrue on October 16, 2009, and principal and interest is due and payable on the maturity date of March 13, 2011.  Arrow has the right at any time to exchange the Exchangeable Note in whole or in part for shares of common stock at an exchange rate of 21,052.63 shares per $10,000, or $0.475 per share (the “Exchange Rate”), of principal and interest.  If the Chinese government approves the Assignment on or before November 20, 2009, the entire principal amount of the Exchangeable Note will automatically be exchanged for shares of common stock at the Exchange Rate.

The Exchangeable Note contains certain restrictive covenants applicable to the Company and FEEB, including, among others, restrictions on the incurrence of indebtedness that ranks senior to or pari passu with the Exchangeable Note and restrictions on FEEB’s ability to sell all of its rights under the Shouyang PSC.  The Company has guaranteed FEEB’s payment obligations under the Exchangeable Note.

The Warrant entitled Arrow to purchase 7,420,000 shares of common stock at an exercise price of $1.00 per share, subject to certain equitable adjustment mechanisms in the event of a sale of the Company, stock split or similar occurrence.  The Warrant expired in December 2009.

For additional information on the strategic alliance, see Item 1 – “Business” of our 2008 Annual Report.

We applied ASC 815 and ASC 470 in the recording of the transaction with Arrow.  According to ASC 815, the Exchangeable Note and the Warrant were afforded the exemption from derivative accounting treatment as they were not derivative instruments because (i) their conversion features were indexed to the Company’s stock, and (ii) the Warrant is and, in the case of the Exchangeable Note, the conversion feature standalone would be classified in stockholders’ equity in the balance sheet.  Pursuant to ASC 470, no portion of the proceeds from the issuance of the Exchangeable Note should be accounted for as attributable to the conversion feature due to the inseparability of the debt and the conversion option.  Also, under ASC 470, the portion of the proceeds from the issuance of the Exchangeable Note which i s allocable to the Warrant should be accounted for as paid-in capital.  The allocation should be based on the relative fair values of the two securities at time of issuance.  We determined the fair value of the Warrant using a combination of the Black-Scholes-Merton valuation technique and a Monte Carlo simulation.

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

Unproved property Costs. Unproved leasehold costs are composed of amounts we paid to the PRC’s Ministry of Commerce (“MOC”) and the China United Coalbed Methane Corporation (“CUCBM”) pursuant to a PSC we entered into in 2002 with CUCBM to acquire the mineral rights in the Enhong and Laochang areas in Yunnan Province.

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

The following table provides an aging of capitalized exploratory well costs based on the date the costs were incurred and the number of related wells for which these exploratory well costs have been capitalized for a period greater than one year (in thousands, except number of projects):

	At December 31,
	2009	2008
Unevaluated exploratory well costs that have been capitalized for a period of one year or less	$3,584	$6,993
Unevaluated exploratory well costs that have been capitalized for a period greater than one year (1)	30,562	23,569
Total unevaluated exploratory well costs	$34,146	$30,562

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	1	1

(1)	Costs related to our exploratory project in the Shouyang Block in the Shanxi Province.

The following table reflects the net changes in capitalized exploratory well costs during 2009, 2008 and 2007 (in thousands):

	2009	2008		2007
Beginning balance at January 1	$30,562	$31,539		$24,039
Additions to unevaluated exploratory well costs pending the determination of proved reserves	3,584	6,930		7,657
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	-	-		-
Unevaluated exploratory well costs charged to expense	-	(7,907	)(1)	(157)
Ending balance at December 31	$34,146	$30,562		$31,539

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

Under the PSCs, we have committed to satisfy certain annual minimum exploration expenditure requirements for each PSC.  Our minimum exploration expenditure requirement for each block is based on the minimum exploration expenditure requirements of CUCBM established by the Ministry of Land and Resources (“MLR”).  The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by each PSC.  The annual minimum exploration expenditure requirement is approximately $2.9 million and $3.4 million, for the Shouyang PSC and the Qinnan PSC, respectively, based on the currency exchange rate between the U.S. Dollar and the Chinese RMB as of December 31, 2009.  For 2009, our exploration expenditure at Shouyang Block exceeded minimum requirement. Pursuant to the 2009 Shouyang PSC Modification Agreement, the portion of the exploration expenditures which exceeds the current year’s minimum exploration expenditure requirement can no longer be carried forward toward the satisfaction of the subsequent year’s minimum requirement. These expenditure requirements are denominated in the RMB and therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the Chinese RMB.  Assuming that we obtain approval from our Chinese partner company and the MOC, and satisfy the other conditions under the Farmout Agreement with Arrow, then the additional payment due upon the occurrence of these events from Arrow together with funds currently available should provide sufficient working capital to meet our currently planned work programs through 2010.  Our current work programs would satisfy the minimum exploration expenditures for all three of our PSCs for 2010.  The MLR minimum expenditure requirements are a significant factor that influences the Company’s exploration work program.

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

(1) The increase from 2009 to 2010 is due to the increase of standard amount of the CUCBM’s professionals’ salary and benefit under the amended Shouyang PSC. The salary and benefits for CUCBM professionals during the development and production periods is to be determined by negotiation with CUCBM.
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

Under the Yunnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements.  Our minimum exploration expenditure requirements for the blocks subject to the PSC are based on the minimum exploration expenditure requirements of CUCBM established by the MLR.  The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by the PSC.  The annual minimum exploration expenditure requirement is approximately $1.6 million, based on the currency exchange rate between the U.S. Dollar and the Chinese RMB as of December 31, 2009.  Pursuant to the 2009 Yunnan PSC Modification Agreement, the portion of the exploration expenditures which exceeds the current year’s minimum exploration expenditure requirement can no longer be carried forward toward the satisfaction of the subsequent year’s minimum requirement.  Our 2009 exploration expenditure and the cumulative amount carried forward from 2008 amounted to approximately $1.5 million. Therefore we were approximately $0.1 million short of the requirement.  The shortage will be discussed in the next joint management committee meeting currently scheduled in late March.  Based on previous experience and the shortage being immaterial, we are hopeful that permission will be granted from CUCBM to add the underage to the 2010 requirement.  These requirements are denominated in the RMB, and therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the Chinese RMB.  The MLR minimum expenditure requirements are a significant factor that influences the Company’s exploration work program.

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

10.  Employee Savings Plan

At December 31, 2009, we maintained a defined contribution plan covering all of our U.S. employees. Employees participating in the plan may select from several investment options. We match the participant’s contribution up to a maximum of four percent of the participant’s salary. The amounts contributed by the participants and us vest immediately. We expensed $40,000, $48,000, and $41,000 under this plan for 2009, 2008 and 2007, respectively.

11.  Share-Based Compensation

We grant shares of nonvested stock of common stock and options to purchase common stock to employees, members of the board of directors and consultants under our shareholder-approved 2005 Stock Incentive Plan (the “2005 Plan”).  Options granted under the 2005 Plan must carry an exercise price equal to or above the market value of the stock at the grant date, and a term of no greater than ten years.  The 2005 Plan provides that, unless otherwise agreed, shares of nonvested stock granted under the 2005 Plan must be forfeited upon termination of service.  We issue new shares when options are exercised or shares are granted.  Our option grants under the 2005 Plan to date have generally utilized these terms: exercise price above or equal to average market price on the date of the grant; vesting periods up to four years from date of grant; term of up to ten years; and forfeiture of unexercised vested options after 60-90 days after termination of employment with the Company.  Our shares of nonvested stock granted under the 2005 Plan to date have utilized vesting periods of up to three years.

Grants prior to the adoption of the 2005 Plan and inducement grants associated with hiring of new employees and appointment of new directors are issued outside of the 2005 Plan.  These grants of options included varying terms, some differing from the above.

During the first half of 2009, we awarded options to purchase up to 1,686,000 shares of our common stock and 1,190,000 shares of nonvested stock under the 2005 Plan to employees and members of the board of directors, and options to purchase up to 220,000 shares of our common stock and 100,000 shares of nonvested stock outside the 2005 Plan to a new employee and consultants. At the annual general meeting of stockholders of the Company held on July 15, 2009, the Company’s stockholders approved an amendment to the 2005 Plan which increased the number of shares of common stock issuable from 7,500,000 shares to 12,500,000 shares and increased the number of shares of common stock that may be granted as restricted stock (shares of nonvested stock), restricted stock units or any other stock-based awards from 2,400,000 to 3,900,000 shares.  Since the amendments were approved, we have not awarded any options to purchase our common stock or any share of nonvested stock or other full-valued stock-based award.  As of December 31, 2009, we had 5,752,333 shares available for awards under the 2005 Plan, of which 1,921,500 shares could be issued as shares of nonvested stock or other full-valued stock-based awards.

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

We utilized certain assumptions in determining the fair value of options using the Black-Scholes option pricing model.  We calculated the estimated volatility for grants of options made in 2006 and 2007 by averaging the historical daily price intervals for our common stock for the portion of the expected life that our shares were publicly traded and the historical daily price intervals of similar peer companies for the remaining period.  As of the first quarter of 2008, expected volatility is based completely on the Company’s own historical volatility since we have sufficient data to determine the 6-year volatility.  The risk-free interest rate is based on observed U.S. Treasury rates at date of grant, appropriate for the expected lives of the options. The expected life of options granted during 2006 and 2007 was determined based on the method provided in Staff Accounting Bulletin No. 107, as we do not have an adequate exercise history to determine the average life for the options with the characteristics of those granted in 2007 and 2006.

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

(1)
Registered offering completed in August 2007.  The warrants will terminate on the earlier of expiration date indicated or the date fixed for redemption under the warrant agreement.  We may redeem the warrants if the shares of the Company’s common stock trade at a price equal to or in excess of $3.92 per share for fifteen or more consecutive trading days.

(2)
Registered offering completed in the second quarter of 2008.  The warrants will terminate on the earlier of expiration date indicated or the date fixed for redemption under the warrant agreement.  We may redeem the warrants if the shares of the Company’s common stock trade at a price equal to or in excess of $2 per share for fifteen or more consecutive trading days.

(3)
On March 13, 2009, FEEB issued an Exchangeable Note, $10 million principal amount, to Arrow for $10 million cash.  In addition, Arrow received warrants to purchase 7,420,000 shares of common stock, which expired in December 2009.  A registered offering was completed in the fourth quarter of 2009.  The warrants will terminate on the earlier of expiration date indicated or the date fixed for redemption under the warrant agreement.  We may redeem the warrants if the shares of the Company’s common stock trade at a price equal to or in excess of $1.875 per share for fifteen or more consecutive trading days.

Registered offering completed in March 2010.  Warrants to purchase up to 4.7 million shares of common stock were issued.  The warrants issued to the investors in the offering expire on March 11, 2015 and the warrants issued to the placement agent expire on November 4, 2014.  See Note 13 – “Subsequent Event.”

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

Warrants. The following table summarizes warrant transactions for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
Outstanding at beginning of year	12,618,222	4,368,222	8,661,589
Issued related to
Current year’s share placements	12,043,458	8,400,000	4,019,908
Prior year’s share placements	-	-	-
Exercised	-	-	(12,650)
Expired	(7,420,000)	(150,000)	(8,300,625)
Outstanding at end of year (1)	17,241,680	12,618,222	4,368,222

(1)	The same amount of shares of our common stock authorized was reserved for the exercise of the warrants.

Stock Options. In May 2005, our stockholders approved the 2005 Plan, which permits the granting of incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, consultants and members of the board of directors.  At the annual general meeting of stockholders of the Company held on July 15, 2009, the Company’s stockholders approved an amendment to the 2005 Plan which increased the number of shares of common stock issuable from 7,500,000 shares to 12,500,000 shares and increased the number of shares of common stock that may be granted as nonvested stock, nonvested stock units or any other stock-based awards from 2,400,00 0 to 3,900,000 shares.  Since the amendments were approved, we have not awarded any options to purchase our common stock or any shares of nonvested stock or other full-valued stock-based award.  Our shareholders voted in December 2007 to add 4,000,000 shares of common stock to the 2005 Plan.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 11, 2011.

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

4.4	Form of Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 27, 2007, and incorporated herein by reference).
4.5
Warrant Agreement, dated August 27, 2007, between the Company and Continental Stock Transfer & Trust Company (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 27, 2007, and incorporated herein by reference).

4.6	Form of Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 30, 2008, and incorporated herein by reference).
4.7
Warrant Agreement, dated May 30, 2008, between the Company and Continental Stock Transfer & Trust Company (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 30, 2008, and incorporated herein by reference).

4.8
Warrant, dated March 13, 2009, issued to Arrow Energy International Pte Ltd. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 16, 2009, and incorporated herein by reference).

4.9
Exchangeable Note, dated March 13, 2009, by Far East Energy (Bermuda), Ltd. for the benefit of Arrow Energy International Pte Ltd. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 16, 2009, and incorporated herein by reference).

4.10
Registration Rights Agreement, dated March 13, 2009, between the Company and Arrow Energy International Pte Ltd. (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 16, 2009, and incorporated herein by reference).

4.11
Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (including the form of warrant) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 22, 2009, and incorporated herein by reference).

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

10.29*
Form of Restricted Stock Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2007, and incorporated herein by reference).

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

10.32*	Form of Letter Agreement with the Company’s non-employee directors (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).
10.33*
First Amendment to Amended and Restated Employment Agreement, dated April 16, 2007, between the Company and Michael R. McElwrath (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 19, 2007, and incorporated herein by reference).

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

10.35
Modification Agreement, dated April 24, 2007, for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Quinnan Area in Shanxi Province, Qinshui Basin, the People’s Republic of China, dated April 16, 2002, by and among China United Coalbed Methane Corporation Ltd., ConocoPhillips China Inc. and Far East Energy (Bermuda), Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 27, 2007, and incorporated herein by reference).

10.36
Modification Agreement dated April 24, 2007 for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Enhong and Laochang Area in Yunnan Province, the People’s Republic of China, dated December 3, 2002, between China United Coalbed Methane Corporation Ltd. and Far East Energy (Bermuda), Ltd. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 27, 2007, and incorporated herein by reference).

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

10.39*
Second Amendment to Amended and Restated Employment Agreement, dated November 26, 2007, between the Company and Michael R. McElwrath (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 27, 2007, and incorporated herein by reference).

10.40*	Form of Restricted Stock Agreement (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-148363) filed on December 27, 2007, and incorporated herein by reference).
10.41*
Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.42*
Restricted Stock Agreement, dated December 27, 2007, between the Company and Michael R. McElwrath (filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.43*
Restricted Stock Agreement, dated December 27, 2007, between the Company and Thomas E. Williams (filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.44*
Non-Qualified Stock Option Agreement, dated January 9, 2008, between the Company and Lucian L. Morrison (filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.45*
Employment Agreement, dated March 12, 2008, between Far East Energy (Bermuda), Ltd. and Phil Christian (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2008, and incorporated herein by reference).

10.46*
Non-Qualified Stock Option Agreement, dated March 12, 2008, between the Company and Phil Christian (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 13, 2008, and incorporated herein by reference).

10.47*
Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, by and between the Company and Thomas Williams (filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference).

10.48*
Second Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, by and between the Company and Michael McElwrath (filed as Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference). The original option agreement was entered into on January 29, 2002.

10.49*
Second Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, by and between the Company and Michael McElwrath (filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 13, 2008, and incorporated herein by reference). The original option agreement was entered into on October 13, 2003.

10.50*
Third Amendment to Amended and Restated Employment Agreement, dated March 7, 2008, between the Company and Michael R. McElwrath (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 13, 2008, and incorporated herein by reference).

10.51
Stock Subscription Agreement, dated June 2, 2008, between the Company and International Finance Corporation (filed as Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, which was filed on August 6, 2008, and incorporated herein by reference).

10.52*
Amended and Restated Employment Agreement, dated October 1, 2008, by and between the Company and Andrew Lai (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on October 6, 2008, and incorporated herein by reference).

10.53*
First Amendment to Non-Qualified Stock Option Agreement, dated December 19, 2008, between the Company and Michael McElwrath (filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on March 30, 2009, and incorporated herein by reference). The original option agreement was entered into on February 2, 2006.

10.54*
Second Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Michael McElwrath (filed as Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on March 30, 2009, and incorporated herein by reference). The original option agreement was entered into on January 29, 2002.

10.55*
Second Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Thomas Williams (filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on March 30, 2009, and incorporated herein by reference). This Agreement amended 100,000 options, which vested on or prior to December 31, 2004, of the original option agreement dated February 24, 2004.

10.56*
Third Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Thomas Williams (filed as Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on March 30, 2009, and incorporated herein by reference). This Agreement amended 300,000 options, which vested on or after January 1, 2005, of the original option agreement dated February 24, 2004.

10.57*
Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and John Mihm (filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on March 30, 2009, and incorporated herein by reference). The original option agreement was entered into on May 24, 2004.

10.58*
Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Don Juckett (filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on March 30, 2009, and incorporated herein by reference). The original option agreement was entered into on May 18, 2004.

10.59*
First Amendment to Employment Agreement, dated December 19, 2008, between the Company and Phil Christian (filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on March 30, 2009, and incorporated herein by reference).

10.60*
Second Amendment to Employment Agreement, dated December 31, 2008, between the Company and Phil Christian (filed as Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on March 30, 2009, and incorporated herein by reference).

10.61*
First Amendment to Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Andrew Lai (filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on March 30, 2009, and incorporated herein by reference).

10.62*
Fourth Amendment to Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Michael McElwrath (filed as Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on March 30, 2009, and incorporated herein by reference).

10.63*
Form of Nonqualified Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on March 30, 2009, and incorporated herein by reference).

10.64
Securities Purchase Agreement, dated March 13, 2009, among the Company, Far East Energy (Bermuda), Ltd., and Arrow Energy International Pte Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2008, and incorporated herein by reference).

10.65
Farmout Agreement, dated March 13, 2009, between the Company, Far East Energy (Bermuda), Ltd., and Arrow Energy International Pte Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2008, and incorporated herein by reference).

10.66*
Fifth Amendment to Amended and Restated Employment Agreement, dated May 18, 2009, between the Company and Michael R. McElwrath (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2009, and incorporated herein by reference).

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

10.69
Agreement, dated October 6, 2009, between Far East Energy (Bermuda), Ltd. and Arrow Energy International Ltd (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 7, 2009, and incorporated herein by reference).

10.70*
Release of Claims, dated October 6, 2009, by and among Phil Christian, the Company, and Far East Energy (Bermuda), Ltd. (filed as Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference).

10.71
Agreement, dated November 20, 2009, between Far East Energy (Bermuda), Ltd. and Arrow Energy International Ltd (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2009, and incorporated herein by reference).

10.72
Placement Agent Agreement between the Company and Pritchard Capital Partners, LLP (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 22, 2009, and incorporated herein by reference).

21.1	List of Subsidiaries of Far East Energy Corporation (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 15, 2010, and incorporated herein by reference).
23.1 †	Consent of JonesBaggett LLP.
24.1	Powers of Attorney (filed as Exhibit 24.1 to the Company’s Annual Report on Form 10-K filed on March 15, 2010, and incorporated herein by reference).
31.1 †	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 †	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 †	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
32.2 †	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.

*	Management contract or compensatory plan arrangement.
†	Filed herewith