Form 10-K
period 2010-12-31
FAR EAST ENERGY CORP
filed 2011-03-30
CIK 1124024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

The aggregate market value of the voting common stock, par value $0.001 per share, held by non-affiliates of -the registrant was approximately $58,384,000 as of June 30, 2010 (based on $0.40 per share, the last price of the common stock as reported on the OTC Bulletin Board on such date). For purposes of the foregoing calculation only, all directors, executive officers and 10% beneficial owners have been deemed affiliates.

The number of shares of common stock, par value $0.001 per share, outstanding as of March 16, 2011 was 342,224,857.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2011 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

FAR EAST ENERGY CORPORATION

i

PART I

ITEM 1. BUSINESS

General

We were incorporated in Nevada on February 4, 2000. In January 2002, we renamed our company Far East Energy Corporation and changed our focus to exploring, developing, producing and selling coalbed methane gas ("CBM"). Throughout this Annual Report on Form 10-K, the terms "Far East Energy," "Far East," "we," "the Company," "us," "our" and "our company" refer to Far East Energy Corporation and its subsidiaries.  References to FEEB refer to Far East Energy (Bermuda), Ltd., our principal operating subsidiary.  References to "China" and "PRC" are references to the People's Republic of China.  Today, the operations of our company and its subsidiaries concentrate on CBM exploration and development in the Shanxi Province in northern China and Yunnan Province in southern China. Our goal is to become a recognized leader in CBM property acquisition, exploration, development and production in China. Our principal headquarters office is located at 363 North Sam Houston Parkway East, Suite 380, Houston, Texas 77060. Our main office in China is located in Beijing, and we also maintain satellite offices in Taiyuan City and Kunming.

Far East Energy believes that good environmental, social, health and safety performance is an integral part of our business success.  Our commitment to these principles is demonstrated by the fact that we have had no lost-time accidents in over five years and no major environmental incidents.  We conduct our business with respect and care for our employees, contractors, communities, and the environments in which we operate.  Our vision is zero harm to people and the environment while creating value for our shareholders as well as for China, including the regions and communities within which we operate.  We have a commitment to being a good corporate citizen of China, striving to emphasize and utilize very high levels of Chinese personnel, services, and equipment; and we have achieved very high percentages of Chinese content in each category.

We are a development stage company, and our activities have been principally limited to the drilling, testing, and completion of exploratory and pilot development CBM wells and organizational activities. We are a party to three production sharing contracts ("PSCs") which cover the 485,000-acre Shouyang Block in Shanxi Province (the "Shouyang PSC"), the 573,000-acre Qinnan Block also in Shanxi Province (the "Qinnan PSC"), and the Enhong and Laochang areas, which total 265,000 acres, in Yunnan Province (the "Yunnan PSC").  We believe our total net acreage in these PSCs makes us one of the biggest holders of CBM acreage in China.

On June 12, 2010, China United Coalbed Methane Corporation, Ltd. ("CUCBM") and Shanxi Province Guoxin Energy Development Group Limited ("SPG") executed the Shouyang Project Coalbed Methane Purchase and Sales Contract (the "Gas Sales Agreement"), to which we are an express beneficiary, to sell CBM produced in the CBM field (the "Shouyang Field") governed by the Shouyang PSC. Pursuant to the Gas Sales Agreement, SPG is initially required to purchase up to 300,000 cubic meters (10,584,000 cubic feet) per day of CBM (the "Daily Volume Limit") produced at the Shouyang Field on a take-or-pay basis, with the purchase of any quantities above such amount to be negotiated pursuant to a separate agreement.  The term of the Gas Sales Agreement is 20 years.  The in-field gathering system and compression equipment were connected to the pipeline in early January 2011.  After completion of that process, low level gas flow commenced  in January with initial testing of the gathering system in January.  Gas sales were interrupted while SPG completed testing and commissioning of equipment related to our first stage compressor sites as well as installation of sales volume meters.  That work was completed and formal gas flow and sales re-commenced in mid-March 2011.  Until our second stage compressors are commissioned, the maximum gas volume that can be moved through the system is 20,000 cubic meters, or approximately 700,000 cubic feet per day.  SPG and Far East are now working to commission FEEB’s second stage compressors (expected to be completed by mid-April), at which time higher gas volumes can be moved.  Sales volumes are also constrained by relatively low production from the wells currently connected to the gathering system.  As commissioning of the aforementioned elements is completed and recently drilled wells are fracture stimulated and gathered into our present system, this should provide for routine daily gas sales at higher volumes.  The gross gas production for the first quarter 2011 was approximately 63 million cubic feet.   See "Shouyang PSC" below.

In March of 2009, we entered into a series of transactions related to our Qinnan Block with Dart Energy (CBM) International Pte Ltd (formerly Arrow Energy International Pte Ltd) ("Dart Energy"), a large international CBM producer.  For additional information, see "Transactions with Dart Energy" below.  China National Petroleum Company ("CNPC") has replaced CUCBM as our Chinese partner company in the Qinnan PSC. The exploration period of the Qinnan PSC in Shanxi Province expired on June 30, 2009, and we cannot continue our exploration activities in the Qinnan Block without an extension or a new PSC.  We are continuing to pursue an extension of the exploration period of the Qinnan PSC, but we cannot be optimistic at this time. See "Our Holdings in the Shanxi Province of the People’s Republic of China – Qinnan PSC" below for further discussion of our efforts to secure an extension of our Qinnan PSC.

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

Coalbed Methane Gas and Attributes of Coalbed Methane Resources

Coalbed methane gas is a type of natural gas found in coal seams of various types of coal. As coal is formed, large quantities of natural gas are generated and adsorbed on the internal surface area of the coal.  CBM exploration and production involves drilling into a known coal deposit and extracting the natural gas that is contained in the coal. A coal seam is often saturated with water, with methane gas being held in the coal by water pressure. To produce CBM from coalbeds, water must first be pumped from the seam in order to reduce the water pressure that holds the gas in the seam. This process is called dewatering. When the water pressure is reduced, the gas adsorbed on the coal is released and diffuses through the fractures, or cleats, contained in the coal seam. Gas flows to the wellbore through the cleat system as well as any of the other cracks, crevices and fractures found in the coalbed. Dewatering volumes decrease as peak CBM production is reached.

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

Permeability.  Coalbed methane gas production requires that the coal have sufficient permeability.  Permeability is the ability of a substance to allow another substance to pass through it.  In the case of our CBM properties, permeability is the ability of the coal to allow water and/or gas to pass through it.  Permeability in coal is primarily created by naturally occurring fractures, which are commonly referred to as cleats.  Permeability is largely based upon how many cleats the coal has and how close they are to each other. The more cleats the coal has, the better the coal's permeability and the greater opportunity to retrieve the adsorbed CBM.  Tectonic fracturing can also contribute greatly to permeability. Reservoirs with high permeability have a higher propensity for strong gas production than less permeable reservoirs.  The same permeability that can contribute to strong gas production also initially allows more water to flow through the coal.  Thus, coal seams with higher permeability often take significantly longer time to dewater than lower permeability coal seams.  Once sufficient water is produced, higher permeability normally allows wells to maintain higher production rates for longer periods and enables higher gas recoveries with fewer wells.

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

Coal Ranking.  Methane gas is contained in all ranks of coal.  Most CBM is contained in the highest rank coal, which is called anthracite. Unfortunately, anthracite has very low permeability. Semi-anthracite coal typically has lower quantities of CBM than anthracite coal, but may contain significant cleats as well, making it more permeable. The coalbeds found in our Shanxi Province project are semi-anthracite coal that have a favorable cleat structure, which has a favorable impact on permeability.

The next lesser coal rank is bituminous coal that contains less CBM per ton than the anthracite and semi-anthracite coal but usually has a good cleat structure, allowing for better permeability. The coalbeds found in our Enhong–Laochang project, which are located in the Yunnan Province, have bituminous and semi-anthracite coal.

Dewatering.  Water must be removed from the coal seams to decrease reservoir pressure and release the gas to produce methane gas from coalbeds. After the detachment of gas molecules from the coal surface, or desorption, occurs, the gas diffuses through the coalbed's cleats and fractures toward the wellbore. Substantial dewatering of the coalbed is required initially. Water production declines as methane gas production increases. Dewatering of a well may generally range in length from a few weeks to as many as three years or more depending on the attributes of the coal seam.

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

Our business strategy is to explore, develop, produce and sell CBM in China. China is currently the world's second largest user of petroleum and one of the largest importers of oil and, to a lesser extent, gas, in the world. China's energy needs have grown rapidly in the past 20 years, fueled in part by the tremendous economic growth during that period. The growth in demand for energy in China is projected to outpace the rest of the world over the next decade. As a result of China's increasing energy needs, the Chinese government has, in recent years, focused great attention on the development of energy sources, including CBM.  To increase CBM production, the State Council, the chief administrative body of the PRC, created CUCBM in 1996. The State Council granted CUCBM rights to contract with foreign corporations for the exploration, development and production of CBM in China.  In mid 2008, one of the major stakeholders of CUCBM, CNPC, expressed a desire to contract directly with foreign corporations to work on CBM projects instead of working through CUCBM, allowing these foreign entities to tap into CNPC’s operational expertise, financial strength, and several existing pipelines and reserve blocks. In addition, the Chinese government has provided incentives to stimulate the development of CBM, including enacting Chinese government and Shanxi provincial subsidies of 0.25 RMB per cubic meter, exempting CBM development from import duties and import-related duties (Encouraged and Restricted B of the Guidance Catalog of Industries for Foreign Investments, specific measures executed in accordance with No. 1602 Document issued by the State Administration of Customs in 1997) and reducing value-added tax ("VAT") for CBM projects with foreign companies to 0% compared to 13%  VAT for conventional gas companies (Interim Regulations of the People's Republic of China on Value Added Tax (November 10, 2008, Article 2)).  For more information on the laws, regulations and regulatory bodies that affect our business, see "Regulations Impacting Our Business" below.

Drilling and Hydraulic Fracturing Technologies

Vertical, deviated and horizontal drilling technologies have each yielded successful results in CBM applications. We are currently leveraging all three technologies in our CBM production in China. Which of these drilling technologies or combination thereof will yield optimal results as we explore and develop our blocks is not yet clear. Vertical wells are the cheapest and most straightforward wells to drill and complete, but each well requires a dedicated surface location. A horizontal well potentially allows a wellbore to be in contact with hundreds or thousands of feet of coal because the drill bit is redirected from a downward angle to a horizontal plane and tracks along the same plane as the coalbed, thereby exposing more coal to the wellbore.  This greater exposure of the coalface achieved by horizontal drilling generally allows for greater CBM production on a per well daily basis than can be achieved with conventional vertical drilling and completion techniques. Although horizontal wells are more costly and technically challenging than vertical and deviated wells because of wellbore instability and pumping difficulties, they offer greater potential in reduced surface facilities and increased production rates.  Deviated wells are used to access downhole locations that are not accessible with a vertical wellbore.  Deviated wells are slightly more expensive and complicated to drill and complete than vertical wells.  However, they are drilled from an existing well pad and location.  Utilizing an existing well location allows more than one well to be drilled from the same pad, consequently reducing land and pad construction costs, as well as reducing environmental impact.  Beginning the second half of 2008, we have applied the deviated drilling technology and drilled with success in our Shouyang Block.

Hydraulic fracturing technology has been utilized in CBM exploration and development for many years.  The technique fractures a formation by pumping fluid, in our case water, into the formation at a high enough pressure to open the formation to allow a proppant, such as sand, to be pumped into the formation.  This act of opening the formation and pumping in a propping agent allows better communication between the wellbore and the formation.  This is often necessary in formations where permeability around the wellbore is found to be reduced after drilling, thus lessening the ability of formation fluids to enter the wellbore and be produced.  Even though our current hydraulic fracturing operations have generally improved our gas and water production and lowered the field pressure, Far East is continually seeking the best combination of fracturing fluids and propping agents to provide the best completions for our wells.

Acreage in the People's Republic of China

The following table summarizes the acreage subject to our PSCs covering the following undeveloped lease acreage in China as of December 31, 2010:

			Net Acres
	Gross Acres		Maximum (1)	Minimum (2)
China:
Shouyang Block, Shanxi Province	485,000		485,000	340,000
Qinnan Block, Shanxi Province	573,000	(3)	573,000	401,000
Enhong and Laochang Areas, Yunnan Province	265,000		265,000	159,000

(1)  Assuming the Chinese partner company chooses not to participate.
(2)  Assuming the Chinese partner company chooses to maximize its participation.
(3)  Under a farmout agreement entered into with Dart Energy related to our Qinnan Block, subject to certain conditions precedent including most notably approval by appropriate Chinese governmental authorities, which approval has not been received, we could assign 75.25% of our participating interest in the Qinnan PSC to Dart Energy.  For additional information, see "Transactions with Dart Energy" below.

As with any energy exploration and production company, we continuously review our acreage holdings in order to optimize those holdings.  We may, from time to time and as circumstances dictate, decide to relinquish all or part of any of our blocks that we deem non-prospective or sub-optimal in order to optimize our acreage holdings and/or preserve cash resources.

Drilling Activity

The following table sets forth our drilling activities for the years ended December 31, 2010, 2009 and 2008:

	Gross Exploratory Wells Completed				(1)
Area	2010		2009	2008
Shouyang Block	26		5	9
Qinnan Block	-		1	5
Yunnan Block	-		-	1
	26	(2)	6	15

(1)	The Chinese partner companies may choose to participate when development period begins.
(2)	Not included in the number of completed wells in 2010 were seven wells which were spudded in late 2010.

At the end of 2010, the Company had 43 wells dewatering the Shouyang Block and producing gas. Additionally, as of that date, one well has been abandoned in the Shouyang Block, and no dry holes have been drilled.

Our Holdings in the Shanxi Province of the People's Republic of China

Overview.  In June 2003, we entered into two amendments to certain farmout agreements and assignment agreements with Phillips China, Inc., a subsidiary of ConocoPhillips ("Phillips"), pursuant to which we acquired a 40% net undivided interest from Phillips in the Shouyang and Qinnan PSCs between Phillips and CUCBM for Shanxi Province ("Shanxi Agreements"). The assignment agreements and related amendments to the farmout agreements substituted us for Phillips as the principal party and operator for the projects under the PSCs. These agreements were approved by CUCBM on March 15, 2004, and ratified by the PRC Ministry of Commerce ("MOC") on March 22, 2004.  The term of each of the Shanxi Agreements consists of an exploration period, a development period and a production period.  The exploration period is divided into three phases called Phase I, Phase II and Phase III. We have completed our Phase I,  Phase II and Phase III work program obligations under the Shanxi Agreements, and continue pilot development and exploration activities in Phase III until we transfer into the development period.  We are the operator and are responsible for all exploration costs related to the Shanxi Agreements, including all exploration costs for discovering and evaluating CBM-bearing areas.

After the exploration period we may elect to proceed to develop a given area (a "CBM Field") in accordance with the PSCs. After the approval and implementation of a pilot test program in the CBM Field, the parties to the PSC will jointly determine whether the field can be commercially developed. The development period as to any CBM Field in the Shanxi Province will begin after the approval of an overall development program ("ODP") for any such CBM Field. If any CBM Field is discovered within the area subject to the Shanxi Agreements, our Chinese partner company will be deemed to hold a 30% participating interest in such field and we will be deemed to have a 70% participating interest, unless the Chinese partner company elects to participate at a lower level, in which case we will retain all participating interests not taken by the Chinese partner company and shall be responsible for development costs associated therewith.  Pursuant to the farmout agreements with Phillips, Phillips retained a participation interest of 30% with a right to convert such interest into an overriding royalty interest. Upon our election to enter Phase III of the exploration periods in the Shanxi Agreements, Phillips elected to convey its remaining 30% participating interest to us and to receive an overriding royalty interest of 5% of our participating interest or a maximum net overriding interest of 3.5% overall (making our maximum participating interest, in the case of the Qinnan Block, subject to the farmout agreement with Dart Energy, in each discovery 70%).  Therefore, depending upon whether and to what extent the Chinese partner company elects to participate in a given discovery, our interest in the Shouyang PSC will range from 66.5% (assuming full participation by the Chinese partner company) to 96.5% (assuming the Chinese partner company chooses not to participate).  The production period as to any CBM Field in the Shanxi Province project will begin after the date of commencement of commercial production of that CBM Field. Provided the Company remains in compliance with the requirements under the PSCs, the Shanxi Agreements allow production to continue on a CBM Field until the earlier of the end of the useful life of the field or July 1, 2032, unless extended or otherwise amended.

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

Phase II.  We completed our Phase II obligations under both PSCs for Shanxi Province by drilling and completing two horizontal wells in the Shouyang Block prior to March 31, 2006.  We also completed a third horizontal well under Phase II.  These wells are currently being dewatered and producing gas, a portion of which is being sold.

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

Chinese Party to the PSCs. Until recently, CUCBM was our partner in both the Shouyang and Qinnan PSCs.  CUCBM was a joint venture of China National Coal Group Corp and CNPC.  CNPC recently withdrew from the joint venture and has replaced CUCBM as our Chinese partner company for the Qinnan PSC.  The exploration period of the Qinnan PSC in Shanxi Province expired on June 30, 2009, and we cannot continue our exploration activities in the Qinnan Block without an extension or a new PSC.  We are continuing to pursue an extension of the exploration period of the Qinnan PSC, but we cannot be optimistic at this time. In January 2011, we received a formal notice from CNPC that it has purportedly received all Chinese approvals with respect to the transfer and has requested we execute a modification agreement to confirm CNPC as our Chinese partner company for the Qinnan PSC.  Currently, the modification agreement is under review and discussion.  We have begun working with CNPC on various matters concerning the Qinnan PSC.  CUCBM is the Chinese party to the Shouyang PSC.  Throughout this Annual Report on Form 10-K, we use the term "our Chinese partner company" when referring to either CUCBM or CNPC, as applicable.

Shouyang PSC.  During the third quarter of 2009, the MOC approved a modification agreement (the "2009 Shouyang PSC Modification Agreement"), which among other provisions, extended Phase III of the exploration period to June 30, 2011 from June 30, 2009.  We have begun the extension application process for the Shouyang PSC.

On June 12, 2010, CUCBM and SPG executed the Gas Sales Agreement through which CBM produced at the Shouyang Field is sold.  Pursuant to the Gas Sales Agreement, SPG is initially required to purchase up to the Daily Volume Limit, which is 300,000 cubic meters (10,584,000 cubic feet) per day, of CBM produced at the Shouyang Field on a take-or-pay basis, with the purchase of any quantities above such amount to be negotiated pursuant to a separate agreement.  At the request of FEEB and CUCBM to provide competitive pricing options for offtake of CBM production in excess of the Daily Volume Limit with assured offtake capacity, the Gas Sales Agreement obligates SPG to commit to having demand capacity to accept at least 1 million cubic meters (approximately 35 million cubic feet) per day from the Shouyang Field by 2015 but does not obligate FEEB or CUCBM to sell gas in excess of the Daily Volume Limit. The term of the Gas Sales Agreement is 20 years.   FEEB and CUCBM sought to have the 300,000 cubic meter (10,584,000 cubic feet) per day Daily Volume Limit included in the Gas Sales Agreement, rather than committing to supply up to the entire capacity of the pipeline (approximately 40 million cubic feet per day), because they desired to preserve the opportunity to negotiate a new contract for gas volumes above 10,584,000 cubic feet in the belief that a competing pipeline company, Shanxi International Energy Company ("Shanxi International"), was considering building to the initial 1H Pilot Area.  A second pipeline would potentially provide an additional 50 million cubic feet per day of offtake infrastructure as well as provide price competition.  On

June 22, 2010, it was announced that Shanxi International had held its commencement ceremony for a pipeline that would run through Shouyang, and may purportedly have a capacity of 50 million cubic feet per day.

The in-field gathering system and compression equipment in our initial 1H Pilot Area were connected to SPG's gas pipeline in early January 2011.  After completion of that process, low level gas flow commenced  in January with initial testing of the gathering system in January.  Gas sales were interrupted while SPG completed testing and commissioning of equipment related to our first stage compressor sites as well as installation of sales volume meters.  That work was completed and formal gas flow and sales re-commenced in mid-March 2011.  Until our second stage compressors are commissioned, the maximum gas volume that can be moved through the system is 20,000 cubic meters, or approximately 700,000 cubic feet per day.  SPG and Far East are now working to commission FEEB’s second stage compressors (expected to be completed by mid-April), at which time higher gas volumes can be moved.  Sales volumes are also constrained by relatively low production from the wells currently connected to the gathering system.  As commissioning of the aforementioned elements is completed and recently drilled wells are fracture stimulated and gathered into our present system, this should provide for routine daily gas sales at higher volumes.  The gross gas production for the first quarter 2011 was approximately 63 million cubic feet.

Under Chinese law and practice, foreign-owned and controlled entities can only sell gas through a licensed, local entity, such as CUCBM.  Therefore, concurrently with the execution of the Gas Sales Agreement, FEEB, which is the operator of the Shouyang Field, and CUCBM entered into a letter agreement (the "Acceptance Letter") under which FEEB acknowledged that sales by CUCBM under the Gas Sales Agreement would constitute the joint marketing and sales of CBM from the Shouyang Field for purposes of the Shouyang PSC.  The Acceptance Letter further confirmed that FEEB accepted the terms of the Gas Sales Agreement, which named the parties to the Shouyang PSC, including FEEB, as express beneficiaries. On June 12, 2010, FEEB and CUCBM also entered into a letter agreement (the "Letter Agreement") in which they agreed that they would share any value added tax refunds and government subsidies related to gas sales from the Shouyang Field in accordance with their pro rata entitlement to CBM under the PSC. In the Letter Agreement, the parties also acknowledged that the funds received under the Gas Sales Agreement would be allocated in accordance with the Shouyang PSC, which includes an express allocation of funds in accordance with the parties’ working interest therein, subject to certain provisions providing for accelerated recovery of operational, exploration and development expenses prior to the distribution of all surplus CBM.

The price to be paid by SPG, excluding the effect of any applicable rebates or subsidies, for CBM under the Gas Sales Agreement will be 1.20 RMB per cubic meter (including tax) until June 12, 2011.  Additionally, enacted Chinese government and Shanxi provincial subsidies equal 0.20 RMB and 0.05 RMB per cubic meter, respectively, for a total of 0.25 RMB per cubic meter.  Thus, the price to be received by CUCBM and FEEB, including subsidies for gas sales that will be allocated between CUCBM and FEEB as agreed under the Letter Agreement, should be approximately 1.45 RMB per cubic meter prior to June 12, 2011. This equates to approximately $6.22 per Mcf at exchange rates as of December 31, 2010. The Gas Sales Agreement also provides for price adjustments in accordance with changes to the published Chinese national natural gas price and annual price adjustments based on the parties’ mutual agreement. If the parties do not agree on a new price, the then-current price shall continue in effect and either party may seek to resolve any pricing dispute pursuant to arbitration.  SPG is obligated to pay for all CBM monthly in advance, based on anticipated deliveries for the coming month.

The Gas Sales Agreement does not have any minimum delivery obligations, but it does require that all CBM produced at the Shouyang Field up to 300,000 cubic meters (10,584,000 cubic feet) per day be sold to SPG and production in excess of such shall be subject to further agreement.  The parties agreed to use reasonable efforts to provide a steady, stable supply of gas and to provide the same amount of CBM during the summer and the winter.  This is relevant for FEEB because typically gas demand is significantly higher in the winter than the summer, so the Gas Sales Agreement is structured to provide for even demand levels and delivery requirements, without setting any minimum requirements or ‘deliver or pay’ obligations on the seller.  Each party is to notify the other at least 30 days before it is able to deliver or receive gas.  In order to deliver our gas, we needed to install an in-field gathering system as well as a field compression facility to increase the gas pressure to the pressure required for delivery.  This was completed in late December 2010.  Once the initial gas delivery and acceptance date is set, if one party fails to deliver or receive gas on such date, then it shall pay the other party 5% of the value of CBM comprising such shortfall.  After initial CBM deliveries commence, if either party fails to deliver gas or receive gas as nominated for the month, and it fails to notify the other party that it will not deliver or receive such quantity of gas, then the non-performing party will pay the other party a penalty based upon 10% of the value of 80% of the portion of gas not delivered or received, as applicable.

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

The northern portion of the Shouyang Block is being closely monitored and work programs are being carried out there to achieve three primary goals: (i) to expand the area in our initial 1H Pilot Area where critical desorption and gas production are occurring, thereby increasing gas production, (ii) to determine the optimal approach to minimize costs and maximize gas recovery and (iii) to add pilot development test wells spaced at intervals of several kilometers across the entire Block to help delineate the geographic extent of the high permeability and high gas content area.  In pursuit of these goals in our initial 1H Pilot Area, we had drilled and completed the following wells by the end of 2009:

Wells Drilled and Completed as of 2009
Horizontal	6
Vertical	11
Deviated	6
Pilot Development Test	4
27

Drilling activity in our Shouyang Block during fiscal year 2010 is summarized as follows:

	Wells Spuded, Drilling Not Completed				Wells Completed
Quarter Ended	Vertical	Deviated	Pilot Development Test	Total	Vertical	Deviated	Pilot Development Test	Total
March 31,2010	0	1	0	1	3	1	1	5
June 30, 2010	1	0	1	2	0	4	3	7
September 30, 2010	1	1	0	2	1	0	4	5
December 31, 2010	2	5	0	7	2	7	0	9
	4	7	1	12	6	12	8	26

At the end of 2010, the Company had 43 wells dewatering the Shouyang Block and producing gas. Additionally, as of that date, one well has been abandoned in the Shouyang Block, and no dry holes have been drilled.

The deviated wells represent another phase in the process of reducing costs.  These are essentially vertical wells drilled at a very high angle from an existing well pad and location. Utilizing an existing well location allows more than one well to be drilled from the same pad, consequently reducing land and pad construction costs, as well as reducing environmental impact.  Once drilled to the coal seam, the wells were fracture stimulated.  We have gained insights over time as to situations where cavitation or hydraulic fracture stimulation may improve our dewatering efficiency in the pilot area.  Hydraulic fracturing is a stimulation method successfully used in gas shale and other coalbed reservoirs to improve wellbore productivity by providing channels that extend beyond any formation damage done to the wellbore during the drilling process.  This allows for water and gas to more easily flow into the wellbore and then be produced.

The total number of completed wells as of December 31, 2010 in the Shouyang Block is 53. Of these 53 wells, 41 are wells drilled in the initial 1H Pilot Area to expand the field to the west and 12 are pilot development test wells.

Current plans call for 5 to 8 rigs to continue a drilling program of 60 pilot production and pilot development test wells which commenced in September 2010 and is scheduled to run through mid year 2011. Approximately 51 of the wells will be drilled in the initial 1H Pilot Area to increase gas production and gas sales.  Proceeds of $17.5 million raised from the March 2011 registered direct placement will be used to drill additional wells to add to production,  to accelerate drilling of additional pilot development test wells that will cover the far reaches of the Shouyang Block, and also to possibly drill two 5-well clusters.  The five well clusters or "5 spots" may aid in the establishment of additional Chinese reserves for ODP purposes and perhaps establish additional pilot production areas with our ongoing Pilot Development Work program.  We have been drilling pilot development test wells at approximately 4 to 5 kilometer intervals to the west and south of the pilot area, with the goal of providing data to support the full extent of the large area of the northern Shouyang Block (pilot area) that contains high gas content as well as good permeability characteristics. We have recently begun to drill pilot development test wells to the east of the initial 1H Pilot Area.  Through the pilot development test wells we seek to determine what portion of the northern area of the Shouyang Block shares the same rare combination of high permeability and high gas content discovered in the initial 1H Pilot Area.  In addition to the permeability of 80 to 100 millidarcies determined in the various wells drilled in the initial 1H Pilot Area, the following table reflects the permeability determined in the pilot development test wells drilled subsequently in the Shouyang Block:

Drilled & Completed In	Well Name	Permeability (Millidarcies - mD)
2008	P2	20-40
2009	P3	10-20
2009	P4	50
2010	P5	50-70
2010	P6	30
2010	P7	140
2010	P11	50
2010	P13	120
2010	P14	180
2010	P15	300

With permeabilities ranging from 10 millidarcies to 100 millidarcies, the number 15 coal seam in the expanded area tested appears to consistently have an area of high permeability coupled with high gas content.

A distant pilot development test well has been drilled approximately 22 kilometers to the south of the initial 1H Pilot Area and further test wells will be drilled substantially to the south of that to test the limits of the high permeability and high gas content of the Shouyang block coal seams.

We have begun the process of obtaining Chinese reserve certification with the objective of completing this process in the second quarter of 2011.

Qinnan PSC.  The exploration period of the Qinnan PSC in Shanxi Province expired on June 30, 2009, and we cannot continue our exploration activities in the Qinnan Block without an extension or a new PSC.  We are continuing to pursue an extension of the exploration period of the Qinnan PSC, but we cannot be optimistic at this time. The Company believes the underlying exploration period should be extended due to events beyond its reasonable control, namely the lengthy transfer of rights taking place from CUCBM to CNPC.  At CNPC’s request, we have provided certain operational and financial information about our Company to assist them in the decision making process as to whether to recognize an extension of the exploration period in Qinnan.  CNPC has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008.  We have also provided to CNPC at their request our work plan for 2010 for Qinnan.  In January 2011, we received a formal notice from CNPC that it has purportedly received all Chinese approvals with respect to the transfer and has requested we execute a modification agreement to confirm CNPC as our Chinese partner company for the Qinnan PSC.  Currently, the modification agreement is under review and discussion.  There can be no assurance that we will be successful in extending the exploration period of the Qinnan PSC or that a new PSC will be granted. Additionally, in connection with obtaining this extension or a new PSC, we may be required to commit to certain expenditures or to modify the terms or respective ownership interests and/or acreage in the applicable PSC.

In 2006, we acquired and processed 26 kilometers of 2D seismic data in the Qinnan Block.  We also obtained test data from a vertical well we drilled in December 2006.  We have utilized the well data and the 2D seismic data in the planning horizontal drilling.  During 2008, we completed the drilling of our first horizontal well in the area, with 3,000 meters drilled in the Number 3 coal seam.   The Number 3 coal seam is the object of development by other parties in the area near the southern end of Shanxi Province.  Our testing of the well to-date has demonstrated that the coal seam has low permeability of approximately one to two millidarcies, which we expected, and that the wellbore formation has been damaged during the drilling process.  Subject to the extension of the PSC and approval of the farmout agreement with Dart Energy, we intend to continue to test the well through measured water and gas production.

To expand our exploration effort and understanding of the potential of the Qinnan Block, we shot 80 km of 2D seismic in the southern and southwestern area in 2008.  Based on seismic data, in the third quarter of 2008, we drilled four parameter wells on the southern end of the Qinnan Block to test the coal seams for permeability, reservoir pressure, coal thickness and gas content.  The lab analysis demonstrated high gas content of 300 to 500 standard cubic feet of natural gas per ton of coal.  These measurements are similar to those obtained from previous testing of wells on the Qinnan Block.  The tests of the three parameter wells have provided valuable information on the continuity of the coal seam on the southern end of the Qinnan Block.  We plan to use the information gathered in discussions with our Chinese partner company when determining the size of any potential ODP for the area.  The fourth well failed due to local geological structure to find coal seams sufficiently thick to be prospective and was plugged and abandoned.  We also completed drilling operations in early 2009 on a short horizontal well in the Qinnan area, with footage of 202 meters in Number 3 coal seam.  This well was designed to begin appraising the area around one of the pilot development test wells drilled in 2008.  No new wells were drilled during 2010 in Qinnan Block.

On March 13, 2009, we entered into a series of transactions related to our Qinnan Block with Dart Energy, including entering into a farmout agreement (the "Farmout Agreement") under which, subject to certain conditions including securing approval from our Chinese partners and the MOC, as to which we are not optimistic, our wholly-owned subsidiary, FEEB, will assign to Dart Energy 75.25% of its rights in the Qinnan PSC in the Shanxi Province.  For additional information, see "Transactions with Dart Energy" below.

If the farmout of a portion of our interest in the Qinnan PSC is approved by our Chinese partners and the MOC and other conditions precedent are met, Dart Energy will become the operator under our Qinnan PSC and costs under the PSC will be allocated as discussed under "Transactions with Dart Energy."  If we successfully assign the 75.25% interest in the Qinnan PSC to Dart Energy, depending upon whether and to what extent the Chinese partner company elects to participate in a given discovery, our interest in the Qinnan PSC would range from 16.5% (assuming full participation by the Chinese partner company) to 23.9% (assuming the Chinese partner company chooses not to participate).  We note that, under the Farmout Agreement, Dart Energy would fund all exploration costs associated with the Qinnan PSC up to a maximum of $30 million.  After Dart Energy reaches such $30 million cap, FEEB and Dart Energy would share further Qinnan area exploration costs in proportion to their participating interests in the Qinnan PSC, provided that FEEB would, in its discretion, instead, be able to assign all of its interest in the Qinnan PSC to Dart Energy, subject to retaining a 2% overriding royalty interest.

Any ODP will be developed and filed jointly by us, our Chinese partner company and, if the farmout to Dart Energy is successful, with respect to the Qinnan PSC, Dart Energy, and will be submitted to Chinese governmental authorities for approval.  Under the Farmout Agreement, if we obtain Chinese governmental approval of an ODP for the Qinnan area, Dart Energy would pay FEEB an additional $8 million in cash as a bonus, and FEEB would have the option to assign all of its interest in the Qinnan PSC to Dart Energy, while retaining a 5% overriding royalty interest.

Minimum Exploration Expenditure.  Under the PSCs, we have committed to satisfy certain annual minimum exploration expenditure requirements for each PSC.  Our minimum exploration expenditure requirement for each block is based on the minimum exploration expenditure requirements of CUCBM established by the Ministry of Land and Resources ("MLR").  The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by each PSC.  The annual minimum exploration expenditure requirement is approximately $3.0 million and $3.5 million, respectively, for the Shouyang PSC and the Qinnan PSC, based on the currency exchange rate between the U.S. Dollar and the Chinese Renminbi ("RMB") as of December 31, 2010.  For 2010, our exploration expenditure at the Shouyang Block exceeded the minimum requirement. Pursuant to the 2009 Shouyang PSC Modification Agreement, the portion of the exploration expenditures which exceeds the current year's minimum exploration expenditure requirement can no longer be carried forward toward the satisfaction of the subsequent year's minimum requirement.  Our future work program at the Qinnan Block depends largely on whether the exploration period of the Qinnan PSC will be extended as well as whether the necessary Chinese government approvals will be obtained for the Farmout Agreement with Dart Energy.  These expenditure requirements are denominated in RMB and therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the Chinese RMB.

Related Payments. Under the PSCs, we are required to make the following yearly payments to our Chinese partner companies.  The annual payments are based on the currency exchange rate between the U.S. Dollar and the Chinese RMB as of December 31, 2010.  As indicated below, certain amounts may change from year to year.  The amounts reflected for Qinnan PSC have been accrued but certain of those payments have not been paid and will not be paid until such time as the extension and Farmout Agreement have been approved.

Annual Payments	Shouyang PSC		Qinnan PSC
Exploration Period
Salary and Benefit
2010	$206,844		$143,100
2011	219,255	(1)	143,100

Exploration Permit Fee	140,136		165,529
Training Fee	60,000		60,000
Assistance Fee	50,000		50,000

Development & Production Period
Signature Fee (2)	150,000		150,000
Training Fee	150,000		150,000
Assistance Fee	120,000		120,000

(1)  The increase from 2010 to 2011 is due to the increase of the standard amount of CUCBM's professionals’ salary and benefits under the amended Shouyang PSC. The salary and benefits for CUCBM professionals during the development and production periods is to be determined by negotiation with CUCBM.
(2)  Due within 30 days after first approval of the ODP following the exploration period.

Our Holdings in the Yunnan Province of the People's Republic of China

Overview.  On January 25, 2002, we entered into a PSC (the "Yunnan PSC") with CUCBM to develop two areas in Yunnan Province: (1) the Enhong area, which covers approximately 145,198 acres, and (2) the Laochang area, which covers approximately 119,772 acres. We are the operator under the Yunnan PSC. The term of the Yunnan PSC consists of an exploration period, a development period and a production period. The exploration period is divided into two phases, Phase I and Phase II.  We have completed Phase I and are operating in Phase II.  During the third quarter of 2009, the MOC approved a modification agreement (the "2009 Yunnan PSC Modification Agreement"), which among other provisions, extended Phase II of the exploration period to June 30, 2011 from June 30, 2009. Following completion of Phase II of the exploration period, we may elect to continue the PSC and conduct development and production operations on any CBM discoveries. After the exploration period, the development period as to any CBM Field in the Enhong-Laochang project will begin after the approval of an ODP for any such CBM Field.  An ODP would be developed and filed jointly by us and CUCBM, seeking approval from Chinese governmental authorities, for any CBM Field the Company and CUCBM elect to develop. The production period as to any CBM Field in the Enhong-Laochang project will begin after the date of commencement of commercial production of that CBM Field. Provided that the Company remains in compliance with the requirements under the Yunnan PSC, production will be allowed to continue on a CBM Field until the earlier of the end of the useful life of the field or January 1, 2033, unless extended or otherwise amended.

We are responsible for all exploration costs related to the Yunnan PSC, including all exploration costs for discovering and evaluating CBM-bearing areas.  If any CBM Field is discovered within the contract area, CUCBM will be deemed to hold a 40% participating interest in such field and we will be deemed to have a 60% participating interest, unless CUCBM elects to participate at a lower level, in which case we will retain all participating interests not taken by CUCBM and shall be responsible for development costs associated therewith.

Because there are no pipelines currently in the vicinity of our Yunnan Province projects, our ability to sell CBM produced on these projects to communities outside the general area will be contingent upon a gas pipeline, compressed natural gas facility or other off-take vehicle being built close to our project area.  We estimate the initial cost to construct a connecting pipeline and compression facilities from our project area to the nearest large cities, Qujing and Kunming, may be in the range of $30 million to $45 million or more, if we are required to pay such costs.  We have learned that CNPC has undertaken a pipeline construction project with support from the Yunnan provincial government to extend the Myanmar-China natural gas pipeline to pass through the city of Kunming, then go northward through the city of Zhaotong, and finally connect with major interprovincial pipelines in Sichuan Province. Further, the pipeline plans are expected to include a branch that is intended to connect Kunming to Qujing.  We believe that the construction, which would lay pipelines closer to our projects, would help reduce the cost for CBM off-take from our projects and increase our ability to eventually deliver gas to consumers.  If CUCBM elects a 40% participating interest in Yunnan Province project, our costs would be reduced accordingly.

Currently, we are conducting a strategic review of our Yunnan holdings to determine whether they fit within our risk profile given the tight capital markets and ongoing economic downturn.  We take into consideration, among other factors, our overall corporate strategy, the prospective costs and benefits of the acreage, our relationship with our Chinese partner companies and our current cash position in order to formulate an optimal strategy for the Company.  The strategy may include, but not be limited to: (i) minimal capital spending to continue holding the acreage, (ii) sale, farm-out or partial farm-out of the acreage, (iii) full or partial relinquishment of the acreage, or (iv) continued staged exploration of the acreage.  We have not yet concluded this review and cannot make any projection as to the likely outcome of this review.  Moreover, CUCBM will have its own view and certain outcomes will be subject to CUCBM and MOC approval. In December 2010, we mobilized a drilling company to fracture stimulate five wells that we had drilled to test the number 7, 8 and number 19 coal seams.  These two seams have good gas content based on lab analysis and significant thickness to merit testing for commercial production.  Stimulation operations were completed on January 19, 2011, and the frac company was demobilized from the field.  Completion operations were commenced. However, bad weather prevented the equipment from reaching the field in time to put the wells on production before the Chinese New Year holiday.  Therefore, operations were suspended until February 15, 2011 to allow for the roads to improve and the crews to return from the holiday.   We have production equipment in the field ready to finish completion operations and begin production testing of these 5 wells. These wells began production testing before the end of February.  Production monitoring operations are being conducted by the same company that monitors the Shouyang Block production.  The dewatering operation is planned to start in late March 2011.

Our Phase I and Phase II obligations and results during the exploration period of our Yunnan PSC with CUCBM are summarized below.

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

Phase II.  On February 23, 2005, we elected to enter into Phase II under our Yunnan PSC, which required us to drill at least one horizontal well with a minimum of two laterals or drill vertical wells equivalent to the same work amount.   To continue our preparation for the drilling of the horizontal well and future development of this field, we continued our geological and geophysical activities and drilled four slim hole vertical wells to gain more data and to enhance our understanding of structure complexity, coal lateral continuity, coal properties and reservoir characteristics.  Based on the data gathered from these wells and other wells drilled by the Chinese coal industry, we drilled a cluster of four deviated wells to stimulate and test-produce the major coal seams in 2008. These wells were drilled diagonally from the same surface location as an existing vertical well to provide a close pattern of five wells to test the coal seams.  This pattern allows us to optimize well spacing and reduce the cost of road/pad construction and land use.  We believe this will prove to be an optimal method of developing a CBM Field in mountainous terrain.  As a result of our testing, we anticipate that these coal seams will have low permeability and that we will need to fracture multiple zones to fully test these wells.  The outcome of our strategic review discussed above will determine the future plan for these wells and the acreage.

Minimum Exploration Expenditure.  Under the Yunnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements.  Our minimum exploration expenditure requirements for the blocks subject to the PSC are based on the minimum exploration expenditure requirements of CUCBM established by the MLR.  The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by the PSC.  The annual minimum exploration expenditure requirement for the Yunnan PSC is approximately $1.6 million, based on the currency exchange rate between the U.S. Dollar and the Chinese RMB as of December 31, 2010.  Pursuant to the 2009 Yunnan PSC Modification Agreement, the portion of the exploration expenditures which exceeds the current year's minimum exploration expenditure requirement can no longer be carried forward toward the satisfaction of the subsequent year's minimum requirement.  Our 2009 exploration expenditure and the cumulative amount carried forward from 2008 amounted to approximately $1.6 million. Therefore, we were approximately $0.1 million short of the requirement.  For 2010, our exploration expenditure exceeded the minimum requirement, including the shortage from 2009.   These requirements are denominated in RMB and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the Chinese RMB.  The MLR minimum expenditure requirements are a significant factor that influences the Company's exploration work program.  Under the Yunnan PSC, we are required to pay certain fees totaling $0.4 million in 2010, which are counted toward the satisfaction of the 2010 minimum exploration expenditure requirements. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits.  Based on the Modification Agreement, the unfulfilled exploration work commitment will be added to the minimum exploration work commitment for the following year.  If the Company terminates the Yunnan PSC and there exists an unfulfilled balance of the minimum exploration work commitment, the Company will be required to pay the balance to CUCBM.

Related Payments.  Pursuant to the terms of the Yunnan PSC, we have paid CUCBM signature fees totaling $350,000 since the inception of the Yunnan PSCs.  Under the Yunnan PSCs, we are required to make the following yearly payments to our Chinese partner company.   The annual payments are based on the currency exchange rate between the U.S. Dollar and the Chinese RMB as of December 31, 2010.  As indicated below, certain amounts may change from year to year.

Annual Payments	Yunnan PSC
Exploration Period
Salary and Benefit
2010	$260,000
2011	275,000	(1)

Exploration Permit Fee	77,000
Training Fee	45,000
Assistance Fee	45,000

Development & Production Period
Training Fee	80,000
Assistance Fee	80,000

(1)  The increase from 2010 to 2011 is due to the increase of the standard amount of CUCBM's professionals’ salary and benefits under the amended Yunnan PSC. The salary and benefits for CUCBM professionals during the development and production periods is to be determined by negotiation with CUCBM.

Transactions with Dart Energy

On March 13, 2009, the Company and FEEB entered into a series of transactions related to our Qinnan Block with Dart Energy.  Specifically, on that date, among other things, (i) FEEB and Dart Energy entered into the Farmout Agreement  under which, subject to certain conditions, FEEB would assign to Dart Energy 75.25% of its rights (the "Assignment") in the Qinnan PSC and (ii) FEEB issued an Exchangeable Note, $10 million initial principal amount (the "Exchangeable Note"), to Dart Energy for $10 million in cash.

Farmout Agreement.  The Farmout Agreement, as amended, conditions the Assignment on, among other things, the receipt of required approvals from the government of the PRC (collectively, the "Farm-In Conditions") on or prior to December 19, 2009 or such later date as the parties may agree upon (the "Farm-In Deadline").  Interest on the Exchangeable Note began to accrue on October 16, 2009.  Since December 19, 2009, each of the Company and Dart Energy has had the right to terminate the Farmout Agreement at any time, though neither party has elected to exercise that right, and the parties are continuing to use efforts to satisfy the conditions contemplated by the Farmout Agreement.  There can be no assurance that our Chinese partners or the MOC will approve the Farmout Agreement, and we cannot be optimistic at this time.  The parties are required to exercise their respective commercially reasonable efforts in good faith to satisfy the Farm-In Conditions.  Under the Farmout Agreement, upon satisfaction of the Farm-In Conditions, Dart Energy would make an initial payment to the Company of $8 million, and, subject to certain other conditions, including government approval for the extension of the current exploration period, Dart Energy would fund all exploration costs associated with the Qinnan PSC up to a maximum of $30 million.  After Dart Energy reaches such $30 million cap, FEEB and Dart Energy would share further Qinnan area exploration costs in proportion to their participating interests in the Qinnan PSC, provided that FEEB would, in its discretion, instead be able to elect to assign all of its interest in the Qinnan PSC to Dart Energy, subject to retaining a 2% overriding royalty interest.  In addition, under the Farmout Agreement, if the parties obtain Chinese governmental approval of an ODP for the Qinnan area, Dart Energy would pay FEEB an additional $8 million in cash as a bonus, and FEEB would have the option to assign all of its interest in the Qinnan PSC to Arrow, while retaining a 5% overriding royalty interest.  If an overall development program is approved, then FEEB and Dart Energy would share related development costs and any future revenues for such area on a pro-rata basis in accordance with their participating interests in the Qinnan PSC.  If our Chinese partner or the MOC does not approve the agreement in an expedient manner, the parties may seek to modify certain terms of the Farmout Agreement.

Exchangeable Note.  The Exchangeable Note had an initial principal amount of $10 million and bears interest at a rate of 8% per annum, which began to accrue on October 16, 2009, and originally matured on March 13, 2011, unless repaid earlier.  On March 10, 2011, the parties agreed to extend the remaining balance of the Exchangeable Note of $3.2 million plus approximately $1.1 million in accrued interest to a new maturity date of September 15, 2011 (the "Maturity Date").  Interest will continue to accrue on the remaining principal balance at the original 8% annual rate.  Principal and interest are due and payable on the Maturity Date or earlier if payment is accelerated upon the occurrence and continuance of an event of default (addressed below).

Dart Energy has the right at any time to exchange the Exchangeable Note in whole or in part for shares of the Company’s common stock, par value $0.001 per share (the "Common Stock") at an exchange rate of 21,052.63 shares per $10,000 (or $0.475 per share) of principal and interest (the "Exchange Rate"), subject to certain equitable adjustment mechanisms in the event of a sale of the Company, stock split or similar occurrence.

Dart Energy has exercised its right to exchange a total of $6.8 million in principal amount under the Exchangeable Note for 14,315,789 shares of Common Stock in the aggregate through the following series of transactions:

Date Shares Issued	Principal Amount Exchanged	Shares of Common Stock Issued	Principal and Interest Remaining After Issuance

February 1, 2011	$4,000,000	8,421,053	$7,051,111
February 24, 2011	2,800,000	5,894,736	4,283,111
	$6,800,000	14,315,789

Dart Energy has informed the Company that it has sold all of the acquired shares through block trades with institutional investors.

The Exchangeable Note contains certain restrictive covenants applicable to the Company and FEEB, including, among others, restrictions on the incurrence of indebtedness that ranks senior to or pari passu with the Exchangeable Note and restrictions on FEEB's ability to sell all of its rights under Shouyang PSC.  The Company has guaranteed FEEB's payment obligations under the Exchangeable Note.

An event of default will occur under the Exchangeable Note if at any time (i) the Company fails to issue the required shares of Common Stock upon exchange of the Note, (ii) FEEB sells all of its rights under the Shouyang PSC, (iii) any of the Company and its subsidiaries incurs indebtedness that is not subordinated to FEEB's obligations under the Exchangeable Note, (iv) FEEB declares bankruptcy, (v) the Company and its subsidiaries, taken as a whole, cease to carry on all or substantially all of their business or (vi) it becomes unlawful for the Company and FEEB to carry out their material obligations under the Exchangeable Note.  In addition, additional circumstances may trigger an event of default under the Exchangeable Note, including, subject to specified qualifications and limitations, if (i) either the Company or FEEB does not comply with its obligations under the Exchangeable Note, (ii) any judgment in excess of $1 million is rendered against the Company or any of its subsidiaries and remains undischarged or unvacated for 30 days, (iii) any of the Company and its subsidiaries fails to make any payments on indebtedness, or any of their indebtedness is accelerated, where the amount unpaid or accelerated, as applicable, exceeds $500,000, or (iv) any required governmental or other approvals necessary to maintain the validity of the Exchangeable Note, or allow the Company or FEEB to perform its obligations thereunder, ceases to be in effect.  Under the Exchangeable Note, in certain cases, the Company or FEEB, as applicable, is entitled to notice of a circumstance that may become an event of default and an opportunity to cure the default before it becomes an event of default.  Upon the occurrence of an event of default, Dart Energy may declare all amounts outstanding under the Exchangeable Note immediately due and payable.  The Company and FEEB are in compliance with all of the obligations under the Exchangeable Note.

Marketing and Transportation of Our CBM in China

The marketability of any gas production depends, in part, upon the availability, proximity and capacity of pipelines, gas gathering systems and processing facilities.

Pipelines in Shanxi Province.  Currently, two national trunklines, one to Beijing and one to Shanghai, traverse China in proximity to our Shanxi Province projects.  Under the Gas Sales Agreement, SPG has begun to purchase gas from the Shouyang Block after the completion of the pipeline, which runs within 2 kilometers of our initial 1H Pilot Area in our Shouyang Block to the Shanjing II pipeline that runs from Western China to Beijing.  The connecting pipeline is complete, and we have installed an in-field gathering system and compression facilities to increase the gas pressure to the pressure required for delivery.  A competing pipeline company, Shanxi International Energy Company ("Shanxi International"), is building a second pipeline to the initial 1H Pilot Area.  A second pipeline would potentially provide an additional 50 million cubic feet per day of offtake infrastructure and provide price competition.  On June 22, 2010, it was announced that Shanxi International had held its commencement ceremony for a pipeline that would run through Shouyang, said pipeline purportedly having a capacity of 50 million cubic feet per day.  There is no assurance that any of the existing pipelines we might desire to connect to in the future will have sufficient capacity available to meet our requirements or the costs of using such pipelines would be economical.  Additionally, there is no assurance that we will be able to use the existing pipeline on terms acceptable to us or at all, as the PRC does not require that open access to pipeline infrastructure be allowed.

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

Pipelines in Yunnan Province.  Because there are no pipelines currently in the vicinity of our Yunnan Province projects, our ability to sell CBM produced on these projects to communities outside the general area will be contingent upon a gas pipeline, CNG facility or other off-take vehicle to be built close by our project area.  We estimate the initial cost to construct a connecting pipeline and compression facilities from our project area to the nearest large cities, Qujing and Kunming, may be in the range of $30 million to $45 million or more, if we are required to pay that costs.

We have learned that CNPC has undertaken a pipeline construction project with support from the Yunnan provincial government to extend the Myanmar-China natural gas pipeline to pass through the city of Kunming, then go northward through the city of Zhaotong, and finally connect with major interprovincial pipelines in Sichuan Province. Further, the pipeline plans are expected to include a branch that is intended to connect the city of Kunming to the city of Qujing.  We believe that the construction, which would lay pipelines closer to our projects, would help reduce the cost for CBM off-take from our projects and increase our ability to eventually deliver gas to consumers.  If CUCBM elects a 40% participating interest in Yunnan Province project, our costs would be reduced accordingly.  However, there can be no assurances that this project will be undertaken or be completed or, if it is undertaken, that it will be completed on a timely basis.  Additionally, there is no assurance that we will be able to use the pipeline on terms acceptable to us or at all, as the PRC does not require that open access to pipeline infrastructure be allowed.

Our Competition

The energy industry is highly competitive in all of its phases. Competition is particularly intense with respect to the acquisition of desirable producing properties, the acquisition of CBM prospects suitable for enhanced production efforts, the hiring of experienced personnel and the marketing of resources. Our competitors in CBM acquisition, development, and production in China include major integrated oil and gas companies and substantial independent energy companies, many of which possess greater financial and other resources.

Safety and Health Matters

We employ numerous safety precautions and emergency response plans designed specifically for our exploration activities in China to ensure the safety of our employees and independent contractors.  We have maintained a strong safety record, which includes no lost-time accidents in over five years and no major environmental incidents.  We also conduct our operations in accordance with various laws and regulations concerning occupational safety and health.  As protection against operating hazards and environmental risks, we maintain insurance coverage against some, but not all, potential injuries and losses.  In addition, we require service providers we engage to maintain similar insurance coverage.

Regulations Impacting Our Business

Our operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations require the acquisition of a permit before drilling commences; restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities; limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; impose substantial liabilities for any pollution resulting from our operation and limit our discretion in marketing any production.

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

The rules and regulations of the MLR and, in particular, CUCBM more directly affect the CBM industry in China as well as our operations.  The MLR is the principal authority regulating the CBM industry in China.  It has authority over the designation of land for exploration, the approval of geological reserve reports, the review and granting of licenses for exploration and production and the administration of the registration and assignment of exploration and production licenses.  CNPC has replaced CUCBM as our Chinese partner company for the Qinnan PSC.  In January 2011, we received a formal notice from CNPC that it has purportedly received all Chinese approvals with respect to the transfer and has requested we execute a modification agreement to confirm CNPC as our Chinese partner company for the Qinnan PSC.  Currently, the modification agreement is under review and discussion.

This partnership relationship is administered and delineated in whole or part through the PSC vehicle.  In the PSCs, our Chinese partner company represents that it has full authority to contract with foreign investors for the purpose of exploring and producing CBM.  Because only a Chinese party can hold an exploration license for CBM, CUCBM applies to MLR for the exploration licenses on behalf of foreign investors.  In operating under the PSCs, our primary interaction with Chinese administration is with CUCBM and the joint management committee (the "JMC") that administers our PSC.  The JMC consists of members of our management team and representatives of CUCBM and it meets on a periodic basis to, among other things, discuss and make decisions concerning our exploration and development progress and plans, including budgets and capital expenditure commitments.  Under the terms of the PSCs, we must obtain CUCBM's consent to certain actions, including the transfer of any rights under the PSCs.  Additionally, the PSCs authorize us to sell CBM directly into the market but our marketing efforts may be limited by certain Chinese regulations that require companies to have a permit not generally available to foreign companies to sell gas in certain Chinese localities.

Our Employees

As of March 16, 2011, we had 19 employees in China and 9 employees in the United States for a total of 28 employees, all of whom were employed by us on a full-time basis.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Actual results could differ materially from those projected in such forward-looking statements. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include: the gas produced at our wells may not increase or may decrease; due to limitations under Chinese law, we may have only limited rights to enforce the Gas Sales Agreement, to which we are an express beneficiary; additional pipelines and gathering systems needed to transport our gas may not be constructed, or if constructed may not be timely, or their routes may differ from those anticipated; the pipeline and local distribution/compressed natural gas companies may decline to purchase or take our gas, or we may not be able to enforce our rights under definitive agreements with pipelines; conflicts with coal mining operations or coordination of our exploration and production activities with mining activities could adversely impact or add significant costs to our operations; certain of the proposed transactions with Dart Energy may not close, including due to a failure to satisfy closing conditions or otherwise; the anticipated benefits to us of the transactions with Dart Energy may not be realized; the final amounts received by us from Dart Energy may be different than originally anticipated; Dart Energy may exercise its right to terminate the Farmout Agreement at any time; the MOC may not approve the extension of the Qinnan PSC; our Chinese partner companies or the MOC may require certain changes to the terms and conditions of our PSC in conjunction with their approval of any extension of the Qinnan PSC; our lack of operating history; limited and potentially inadequate management of our cash resources; risk and uncertainties associated with exploration, development and production of CBM; expropriation and other risks associated with foreign operations; disruptions in capital markets affecting fundraising; matters affecting the energy industry generally; lack of availability of oil and gas field goods and services; environmental risks; drilling and production risks; changes in laws or regulations affecting our operations, as well as other risks described in our filings with the SEC.

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

Although gas sales under the Gas Sales Agreement commenced in the first quarter of 2011, we are not able to predict exactly when we will recognize significant revenues.  We will continue to experience operating losses and negative cash flow until significant gas offtake is achieved under the Gas Sales Agreement and production levels in the Shouyang Block increase sufficiently.  On March 13, 2009, we entered into a series of related transactions associated with our Qinnan Block with Dart Energy. The transactions with Dart Energy included a Farmout Agreement, which is subject to approval by our Chinese partner company and the MOC. If our Chinese partner company and the MOC approve the Farmout Agreement, Dart Energy would be obligated to pay us $8 million and fund certain exploration costs.  However, the approvals for the Farmout Agreement have not been received, and we cannot be optimistic at this time that they will ever be received.  Moreover, since December 19, 2009, each of Dart Energy and the Company has had the right to terminate the Farmout Agreement at any time, though neither party has elected to exercise that right.  In conjunction with entering into the Farmout Agreement, our wholly owned subsidiary, Far East Energy (Bermuda), Ltd. (“FEEB”), issued and we guaranteed an exchangeable note (the “Exchangeable Note”) to Dart Energy with an initial aggregate principal amount of $10 million.  Since October 16, 2009, the Exchangeable Note incurred interest at a rate of 8% per annum, and all outstanding principal and interest were scheduled to mature on March 13, 2011.  Dart Energy has the right at any time to exchange the Exchangeable Note in whole or in part for shares of the Company’s common stock at an exchange rate of 21,052.63 shares per $10,000, or $0.475 per share, of principal and interest.  As of March 16, 2011, Dart Energy has exercised its right to exchange a total of $6.8 million in principal amount under the Exchangeable Note for 14,315,789 shares of our common stock.  Dart Energy has informed the Company that it has sold all of the acquired shares through block trades with institutional investors.  The parties have agreed to extend the remaining balance of the exchangeable note of $3.2 million plus approximately $1.1 million in accrued interest to a new maturity date of September 15, 2011.  Interest will continue to accrue on the principal balance at the original 8% annual rate.

On March 16, 2011, we completed a transaction for the sale of 34.9 million shares of our common stock at $0.5025 per share for gross proceeds of $17.5 million under our shelf registration.

Management will continue to seek to secure additional capital to fund operations, to meet future expenditure requirements necessary to retain our rights under our PSCs and to pay remaining amounts due under the Exchangeable Note to the extent it is not further exchanged for shares prior to its maturity date. Management may seek to secure capital by, first, obtaining debt or project financing or refinancing or extending existing debt, or, if acceptable debt or project financing or refinancing is unavailable, or by obtaining equity related financing or exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets.  The lingering effects of the global financial crisis have created liquidity problems for many companies and financial institutions, and the environment remains difficult for negotiating and consummating financing transactions. A continuing downturn could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds. While we will continue to seek to secure capital, there can be no assurance that we will be able to enter any strategic relationship or transaction or that we will be successful in obtaining funds through debt, project finance or equity related financing or refinancing, or extending existing debt. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult or impossible. In particular, any transfer of our rights under any PSC, other than limited transfers to wholly owned affiliates under the Yunnan PSC, will require the approval of our Chinese partner company. There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt or equity related financing are uncertain.  We cannot predict the timing, structure or other terms and conditions of any such arrangements or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price.

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

If our operating requirements or drilling obligations materially change from those currently planned, we may require more capital than currently anticipated or may be required to secure capital earlier than anticipated. For example, it is possible that the Ministry of Land and Resources or our Chinese partner company could seek, among other things, to increase our capital expenditures or accelerate our drilling program. If we are unable to commit to the expenditures or accelerate our drilling and dewatering efforts, it may adversely affect our ability to extend the terms of our PSCs. Raising additional funds by issuing shares or other types of equity securities would further dilute our existing stockholders. If we fail to obtain the necessary funds to complete our exploration activities under our

PSCs, and we cannot obtain extensions to the requirements under our PSCs, we would not be able to successfully complete our exploration and development activities, and we may lose rights under our PSCs.

We must obtain extensions for our PSCs to continue our operations in China.

In 2009, MOC approved modification agreements to extend the exploration periods for the Shouyang area of Shanxi Province and the Enhong and Laochang areas of Yunnan Province to June 30, 2011. We have commenced the extension application process for each of our PSCs. While we are confident that exploration periods for Shouyang and Yunnan PSCs will be extended, there can be no guarantee in this regard.  In addition, the Company may determine to relinquish some portions of the Shouyang Block or the Enhong and Laochang areas of the Yunnan Province; or CUCBM may require that some acreage be relinquished.  The exploration period of the Qinnan PSC in Shanxi Province expired on June 30, 2009, and we cannot continue our exploration activities in the Qinnan Block without an extension or a new PSC.  We are continuing to pursue an extension of the exploration period of the Qinnan PSC, but we cannot be optimistic at this time. The Company believes the underlying exploration period should be extended due to events beyond its reasonable control, namely the lengthy transfer of rights taking place from CUCBM to CNPC.  At CNPC’s request, we have provided certain operational and financial information about our Company to assist them in the decision making process as to whether to recognize an extension of the exploration period in Qinnan.  CNPC has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008.  We have also provided to CNPC at their request our work plan for 2010 for Qinnan.  In January 2011, we received a formal notice from CNPC that it has purportedly received all Chinese approvals with respect to the transfer and has requested we execute a modification agreement to confirm CNPC as our Chinese partner company for the Qinnan PSC.  Currently, the modification agreement is under review and discussion.  There can be no assurance that we will be successful in extending the exploration period of the Qinnan PSC or that a new PSC will be granted, and we cannot be optimistic at this time. Additionally, in connection with obtaining this extension or a new PSC, we may be required to commit to certain expenditures or to modify the terms or respective ownership interests and/or acreage in the applicable PSC. However, if we are unable to secure sufficient funds to commit to these expenditures, it may adversely affect our ability to extend the Qinnan PSC.

We are in the exploration and development phase and have substantial capital requirements that, if not met, will hinder our ability to continue as a going concern.

We face significant challenges, expenses and difficulties as a development stage company seeking to explore, develop and produce coalbed methane gas. The development of our projects in China will require that we obtain funding to satisfy very significant expenditures for exploration and development of these projects, if they are successful. We will also require resources to fund significant capital expenditures for exploration and development activities in future periods. In this regard, CUCBM or CNPC could seek to renegotiate our PSCs to, among other things, increase our expenditures or accelerate our drilling program beyond the minimum contractual requirements under our PSCs.  Our success will depend on our ability to secure additional capital to fund our capital expenditures until such time as revenues are sufficient to fund our activities. If we cannot obtain adequate capital, or do not have sufficient revenue to fund our activities, and we cannot obtain extensions to the requirements under our PSCs, we will not be able to successfully complete our exploration and development activities, and we may lose rights under our PSCs. This would materially and adversely affect our business, financial condition and results of operations.

Lingering disruptions in national and international investment and credit markets or fraud or embezzlement of funds at the financial institutions which hold our assets may adversely affect our business, financial condition and results of operation.

Lingering disruptions in the global financial system have continued to depress capital market activities, limit availability of credit, tighten lending standards and cause higher interest rates and costs of capital. Although the global financial system has stabilized to a certain extent, market conditions may continue or worsen. We can make no assurances that we will be able to obtain additional equity or debt financing to fund our anticipated drilling, exploration and operation costs on terms that are acceptable to us or at all. In the absence of capital obtained through a strategic relationship or transaction with one or more interested companies, or through an equity or debt financing, our ability to operate and to meet our obligations under our PSCs would be impaired, which would have a material adverse effect on our business, financial condition and results of operation and may affect our ability to continue as a going concern.

Our cash and cash equivalents are liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with reputable major financial institutions in deposit accounts and U.S. government securities money market accounts. Deposits with these institutions exceed the Federal Deposit Insurance Corporation’s insurance limits or similar limits in foreign jurisdictions. If one or more of these institutions are unable to honor our withdrawal requests or redeem our shares in our deposit or money market accounts as a result of the institution’s financial condition, fraud, embezzlement or otherwise, it could have an adverse affect on our business, financial condition and results of operations.  The Company is not engaged in any foreign currency hedging activities.

The development of CBM properties involves substantial risks, and we cannot assure that our exploration and drilling efforts will be successful.

The business of exploring for and, to a lesser extent, developing and operating CBM properties involves a high degree of business and financial risk that even a combination of experience, knowledge and careful evaluation may not be able to overcome. The selection of prospects for CBM gas drilling, the drilling, ownership and operation of CBM wells and the ownership of interests in CBM properties are highly speculative. We cannot always predict whether any of our wells will produce commercial quantities of CBM.

Drilling for CBM gas may involve unprofitable efforts from, among other things, wells that are productive but do not produce CBM in sufficient quantities or quality to realize enough net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain, and cost overruns are common. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control, including but not limited to uncooperative inhabitants, title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment and services. In addition, other factors such as permeability, structural characteristics of the coal, or the quality or quantity of water that must be produced, may hinder, restrict or even make production impractical or impossible.

Drilling and completion decisions generally are based on subjective judgments and assumptions that are speculative. We may drill wells that, although productive, do not produce CBM in economic quantities. It is impossible to predict with certainty the production potential of a particular property or well. Furthermore, the successful completion of a well does not ensure a profitable return on the investment. A variety of geological, operational, or market-related factors, including, but not limited to, unusual or unexpected geological formations, pressures, equipment failures or accidents, fires, explosions, blowouts, cratering, pollution and other environmental risks, shortages or delays in the availability of drilling rigs and the delivery of equipment, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well, or otherwise prevent a property or well from being profitable. We contract with drilling companies to drill certain of our wells in China, and we face the risk that the other party may not perform, which may delay our drilling program. A productive well may also become uneconomic in the event excessive water or other deleterious substances are encountered, which impair or prevent the production of natural gas from the well. In addition, production from any well may be unmarketable if it is contaminated with water or other deleterious substances. We cannot assure that wells drilled by us will be productive or, even if productive, will produce CBM in economic quantities so that we will recover all or any portion of our investment. In the event we are not successful, we may be required to write off some or all of the capitalized well costs on our financial statements.

Sales of CBM produced at our Shouyang block under the Gas Sales Agreement are our only source of revenues, and these revenues are not currently material.

We will not generate material revenues from our existing properties until we have successfully completed exploration and development and increased production of CBM. Although we have commenced sales under the Gas Sales Agreement, we are not able to predict exactly when we will recognize significant revenues. Additionally, no facilities exist to transport or process CBM near our Yunnan Province projects.  Our ability to realize material revenues from any producing wells may be impaired until additional pipelines or facilities are built out or arrangements are made to deliver our production to market.  The gross gas production for the first quarter 2011 was approximately 63 million cubic feet.

We are a development stage company and, thus, have no relevant operating history for the purpose of evaluation of our performance and prospects.

We have been engaged principally in developing and implementing strategic operating and exploration plans, raising capital, hiring personnel, entering into contracts, acquiring rights to explore, develop, produce and sell CBM, and drilling, testing and completing of exploratory wells. We do not have operating experience in the distribution and marketing of CBM gas in China. We are considered a development stage company for accounting purposes. Accordingly, we have no relevant operating history upon which you can evaluate our performance and prospects. In addition, we cannot forecast operating expenses based on our historical results, and our ability to accurately forecast future revenues is limited. As a result of our limited operating history, we are more susceptible to business risks, including risks of unforeseen capital requirements, failure to establish business relationships, and competitive disadvantages against larger and more established companies.

We have a history of losses and expect to incur losses in the foreseeable future.  If we do not achieve profitability, our financial condition and the value of our common stock will suffer.

To date, we have minimal revenues from the sale of CBM. We incurred yearly net losses applicable to common stockholders since inception. Although we have commenced sales under the Gas Sales Agreement, we expect to continue to experience operating losses and negative cash flow for the foreseeable future. We must secure additional capital and/or generate sufficient revenues to fund anticipated drilling, exploration and operation costs and to achieve and maintain positive net income. We cannot guarantee that we will ever generate sufficient revenues to achieve positive net income, which would negatively impact the price of our common stock. If we do achieve positive net income, we cannot assure you that we will be able to sustain or increase profitability in the future.

We must complete multiple additional CBM wells on our Shanxi Province and Yunnan Province projects before we can significantly increase production in Shanxi and commence production in Yunnan.

To date, we have drilled 8 horizontal wells, 22 vertical wells, 22 deviated wells, and 12 pilot development test wells in the Shanxi Province projects and 10 vertical wells and 4 deviated wells in Yunnan Province.

While subject to periodic maintenance, we have achieved continuous gas production in some of our wells, but there can be no assurance that mechanical events may not affect production from time to time. We have entered into the Gas Sales Agreement for the purchase and sale of up to 300,000 cubic meters (10,584,000 cubic feet) of CBM per day produced at our Shouyang Block.  We plan to continue to dewater existing wells and drill additional wells in the initial 1H Pilot Area to increase production.  At this early stage, the volumes being produced while dewatering are still relatively small, and the data obtained is not yet sufficient to be able to project the peak gas production volume or to be able to conclude whether the wells will produce the maximum volume of CBM that SPG is obligated to take under the Gas Sales Agreement.  None of the wells we have drilled to date in Yunnan or Qinnan are currently producing CBM gas as they are undergoing or will undergo dewatering and production testing.  We are analyzing and evaluating drilling data obtained in an effort to determine how many additional wells we have to drill in order to begin production of commercial volumes in Qinnan and Yunnan; and, in Shouyang, while commercial production has been achieved, we desire to drill additional wells to increase production. We cannot make any assurances that we will have the resources to drill enough additional wells in the Shanxi and Yunnan Provinces to significantly increase production in the areas. As a result, even though we may have producing properties in the region, we may not be in a position to derive positive cash flow from operations from such wells. Actual production may vary materially from preliminary test results. Actual production from the wells may be at recovery rates and gas quality materially different than our first indications.

We are a holding company, and we rely on our subsidiaries for dividends and other payments for funds to meet our obligations.

We are principally a holding company with substantially all of our assets relating to operations in China being owned by our subsidiary, FEEB.  Consequently, we have no direct operations and are not expected to own a significant amount of assets other than the outstanding capital stock of our subsidiaries, including FEEB, and cash and cash equivalents. Because we conduct our operations through our subsidiaries, if and when we achieve positive cash flow, we will depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations and to pay dividends, if any, with respect to our common stock. The jurisdictions of our subsidiaries may impose restrictions on or require government approval of dividends or certain payments by the subsidiaries. All of our subsidiaries will be separate and independent legal entities and will have no legal obligation whatsoever to pay, and may be contractually restricted from paying, any dividends, distributions or other payments to us.

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

We are not diversified, and we concentrate on one industry.

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

CNPC, our Chinese partner in the Qinnan PSC, has operations in various countries subject to U.S. export or asset controls.  We depend on CNPC, as the holder of the exploration license for CBM gas, to allow us to operate our Qinnan Block.  We are aware of certain organizational and investor efforts to persuade PetroChina, the reporting subsidiary of CNPC in the United States, to end its business contacts, direct or indirect, with certain countries, including Iran and Sudan, and that investors have divested PetroChina’s securities because of such ties.  Iran and Sudan have been designated by the U.S. as state sponsors of terrorism.  To date, we have detected no adverse investor sentiment regarding our contractual relationship with CNPC, no reluctance to invest because of such relationship and no desire or intent to divest our securities because of such relationship.  Nevertheless, in light of the aforementioned organizational and investor efforts regarding PetroChina, we may suffer an adverse impact on our reputation and share value as a result of our relationship with CNPC.

Risks Relating to Our Operations in China

No facilities presently exist to transport or process CBM near our Yunnan Province projects, and, although a pipeline connects to our Shouyang Block, we have limited rights under Chinese law to enforce SPG’s obligations under the Gas Sales Agreement, which governs that pipeline.

The marketability of any CBM production depends, in part, upon the availability, proximity and capacity of pipelines, gas gathering systems and processing facilities. We may transport our CBM through pipelines or by compressing or liquefying the CBM for transportation.

Pipelines in Shanxi Province.  Currently, two national trunklines, one to Beijing and one to Shanghai, traverse China in proximity to our Shanxi Province projects.  Under the Gas Sales Agreement, SPG has begun to purchase gas from the Shouyang Block after the completion of the pipeline, which runs within 2 kilometers of our initial 1H Pilot Area in our Shouyang Block to the Shanjing II pipeline that runs from Western China to Beijing.  The connecting pipeline is complete, and we have installed an in-field gathering system and compression facilities to increase the gas pressure to the pressure required for delivery.  Gas sales began shortly after completion of the gathering system and compression facilities.  Although we are express beneficiaries of the Gas Sales Agreement, we may have limited rights under Chinese law to enforce SPG’s obligations under the agreement without the cooperation of CUCBM.  We cannot guarantee the volumes of gas that may be sold under the Gas Sales Agreement.  Costs associated with the Shouyang PSC as well as proceeds and subsidies from gas sales under the Gas Sales Agreement are allocated between us and CUCBM in accordance with our participating interest.  See “Our Holdings in the Shanxi Province of the People’s Republic of China” of Item 1 - Business for a further description of the Shouyang PSC and participating interests in the PSC.  There can be no assurance that such government subsidies will continue or that they will be paid in a timely manner upon commencement of gas sales.

The exploration period of the Qinnan PSC in Shanxi Province technically expired on June 30, 2009, and we cannot continue our exploration activities in the Qinnan Block without an extension or a new PSC.  If we are successful in obtaining an extension of the Qinnan PSC, as to which we are not optimistic, or a recognition by our Chinese counterparty that the period should automatically be extended for some period of time, CNG facilities or pipelines to connect our projects to larger pipelines may need to be built to market  any CBM that may be produced.  If CUCBM elects a 30% participating interest in our Shouyang and Qinnan PSC, our net development costs and revenues associated with those PSCs would be reduced accordingly.  There is no assurance that any of the existing pipelines we might desire to connect to in the future will have sufficient capacity available to meet our requirements or the costs of using such pipelines would be economical for our PSCs.  Additionally, there is no assurance that we will be able to use the existing pipelines on terms acceptable to us or at all, as China does not require that open access to pipeline infrastructure be allowed.

Compressed Natural Gas. If we have initial commercial production of CBM from our Qinnan and Yunnan projects, then, prior to the point at which production reaches pipeline quantities, we could potentially begin to market the CBM produced to local markets as CNG.  CNG is an alternative to the construction of a pipeline or liquefied natural gas ("LNG") facility and is especially appropriate for early stage gas production where gas volumes are lower.  We may determine to pursue CNG facilities in order to earn revenues from any early production of CBM.  Production of CNG would require the installation of a CNG facility, which would likely be constructed and paid for by the purchaser of our gas production.

Pipelines in Yunnan Province. There are no pipelines in the vicinity of our Yunnan Province projects, and we estimate the initial cost to construct a connecting pipeline and compression facilities from our project to the nearest large city, Kunming, may be in the range of $30 million to $45 million or more. If CUCBM elects a 40% participating interest in our Yunnan Province project, our costs would be reduced accordingly. Because there is no gas pipeline, CNG facility, liquefied natural gas (“LNG”) plant or other off-take vehicle in near proximity to these wells, our ability to sell CBM produced on these projects to communities outside the general area will be contingent upon a pipeline, CNG or LNG plant being built near the Enhong-Laochang project.

It has been reported that CNPC will undertake a pipeline construction project with support from the Yunnan provincial government to extend the Myanmar-China natural gas pipeline to pass through the city of Kunming, then go northward through the city of Zhaotong, and finally connect with major interprovincial pipelines in Sichuan Province.  Further, the pipelines are expected to include a branch to connect the city of Kunming to the city of Qujing.  We believe that the construction, which would lay pipelines closer to our projects, would help reduce the cost for CBM off-take from our projects and increase our ability to eventually deliver gas to consumers.  If CUCBM elects a 40% participating interest in Yunnan Province project, our costs would be reduced accordingly.  However, there can be no assurances that this project will be undertaken or completed on a timely basis, if ever.  Additionally, there is no assurance that we will be able to use the pipeline on terms acceptable to us or at all, as the PRC does not require that open access to pipeline infrastructure be allowed.

Our business depends on transportation and other facilities owned by others. Any limitation in the availability of those facilities would interfere with our ability to market the natural gas we produce.

 The marketability of our CBM production depends in part on the availability, proximity and capacity of pipeline and other systems owned by third parties. The amount of CBM gas that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage to the gathering or transportation system, or lack of contracted capacity on such systems. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, we are provided only with limited, if any, notice as to when these circumstances will arise and their duration.

In addition, some of our wells are drilled in locations that are not serviced by gathering and transportation pipelines, or the gathering and transportation pipelines in the area may not have sufficient capacity to transport the additional production. As a result, we may not be able to sell the natural gas production from these wells until the necessary gathering and transportation systems are constructed. Any significant curtailment in gathering system or pipeline capacity, or significant delay in the construction of necessary gathering and transportation facilities, would have an adverse effect on our business.

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

Additionally, CUCBM and CNPC are subject to rules and regulations of China and the jurisdiction or influence of other governmental agencies in China that may adversely affect their ability to perform under, or our rights in our PSCs with them. These rules and regulations may affect our rights under our PSCs by potentially limiting, renegotiating or precluding us from exploring and developing the full acreage provided for and may also affect the opportunities and obligations under our PSCs. CUCBM and CNPC could seek, among other things, to increase our expenditures or accelerate our drilling program beyond the minimum contractual requirements under our PSCs. We must comply with certain procedural requirements under our PSCs and with CUCBM in order to obtain the reimbursement of costs incurred under the PSCs. We cannot assure you that we will recover or that CUCBM will approve reimbursement of all costs incurred under the PSCs, which could adversely impact our business, financial conditions and results of operations. In the event of a dispute, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States. We may also be hindered or prevented from enforcing our rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity.

We are exposed to foreign currency risk.

In July 2005, the Chinese government began to permit the Chinese Renminbi (“RMB”) to float against the U.S. Dollar. All of our costs to operate our Chinese offices are paid in Chinese RMB. Our exploration costs in China may be incurred, and our revenues may be generated, under contracts denominated in Chinese RMB or U.S. Dollars. If the value of the U.S. Dollar falls in relation to the Chinese RMB, the cost to us of funding our Chinese operations would rise because more U.S. Dollars would be required to fund the same expenditures in RMB. Conversely, if the value of the U.S. Dollar rises in relation to the Chinese RMB, the change in exchange rates would decrease our dollar cost to fund operations in China.  Similarly, devaluation of Chinese RMB relative to the U.S. Dollar can reduce the U.S. dollar value of our local cash flow and local net income.

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

Although inflation has not materially impacted our operations in the recent past, increased inflation in China or the U.S. could have a negative impact on our operating and general and administrative expenses, as these costs could increase. In recent years, the Company has increased its use of Chinese suppliers, including drilling contractors, that are paid in RMB.  In the future, inflation in China may result in higher minimum expenditure requirements under our PSCs if CUCBM adjusts these requirements for inflation. A material increase in these costs as a result of inflation could adversely affect our operations and, if there are material changes in our costs, we may seek to raise more funds earlier than anticipated.

We risk the effects of general economic conditions in China.

Our present and any future CBM sales could be adversely affected by a sustained economic recession in China. As our operations and end user markets are primarily in China, a sustained economic recession in that country could result in lower demand or lower prices for the natural gas to be produced by us. The recent meltdown of and disruptions in the global financial system may adversely impact China’s growth rates.

We will continue to depend on a few customers if we increase our gas production.

Although we have begun sales under the Gas Sales Agreement, we are not able to predict exactly when we will recognize significant revenues from our gas production or the volumes of gas that may be sold under that agreement. With respect to the other PSCs and gas sales from the Shouyang PSC in excess of the potential 300,000 cubic meters (10,584,000 cubic feet) per day to be sold under the Gas Sales Agreement, when selling our gas production, there may be only a small number of entities we or our Chinese partner companies can contract with which will purchase any gas we may produce. Losing any such potential contract or client would have a material negative impact on our business.

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

If any well becomes commercially productive, it will not be possible to predict the life and production of that well. The actual producing lives could differ from those anticipated. Sufficient CBM may not be produced for us to receive a profit or even to recover our initial investment. In addition, production from our CBM gas wells will decline over time, and does not indicate any consistent level of future production.

We may suffer losses or incur liability for events as the operator of a property or as to which we have chosen not to obtain insurance.

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

Shortages or the high costs of drilling rigs, equipment, supplies or personnel could delay or adversely affect our exploration and development operations, which could have a material adverse effect on our business, financial condition or results of operations. If the unavailability or high cost of rigs, equipment, supplies or personnel were particularly severe in China, we could be materially and adversely affected.

Risks Relating to our Securities

There are a substantial number of shares of our common stock underlying outstanding warrants and options as well as shares of our common stock that cannot currently be traded without restriction but which may become eligible for trading in the future. We cannot predict the effect future sales of our common stock will have on the market price of our common stock.

On March 16, 2011, we had 500 million shares of common stock authorized, of which approximately 342.2 million shares of common stock were issued and outstanding. As of March 16, 2011, of the issued and outstanding shares, 6.9 million, or 2.0%, were “restricted stock” subject to resale restrictions. These shares of restricted stock will be available for trading in the future, so long as all the requirements of Rule 144, promulgated under the Securities Act of 1933 are met or if such shares are registered for resale. Additionally, as of March 16, 2011, we had another 33.0 million shares of common stock subject to options and warrants, which may be issued in the future upon exercise of the applicable options and warrants.

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

We have not paid dividends on our common stock, and we currently intend to retain any profits to fund the development and growth of our business. As a result, our board of directors currently does not intend to declare dividends or make any other distributions on our common stock in the foreseeable future. Consequently, it is uncertain when, if ever, we will declare dividends to our common stockholders. Investors in our common stock may not derive any profits from their investment in us for the foreseeable future, other than through any price appreciation of our common stock that may occur.

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

We may issue additional equity securities without the consent of stockholders. The issuance of any additional equity securities would further dilute our stockholders.

Our board of directors has the authority, without further action by the stockholders, to issue up to 500 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500 million shares of common stock authorized under our charter documents, of which approximately 342.2 million shares were issued and outstanding as of March 16, 2011. The issuance of preferred stock could have the effect of restricting dividends on the common stock or delaying or preventing our change in control without further action by the stockholders. While we have no present plans to issue any shares of preferred stock, we may need to do so in the future in connection with capital raising transactions. In addition, we may issue additional shares of common stock or other equity securities, including securities convertible into shares of common stock, in connection with capital raising activities. The issuance of additional common stock would also have a dilutive impact on our stockholders’ ownership interest in our company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Undeveloped Acreage

The following table summarizes the acreage subject to our production sharing contracts covering the following undeveloped acreage in China as of December 31, 2010:

			Net Acres
	Gross Acres		Maximum (1)	Minimum (2)
China:
Shouyang Block, Shanxi Province	485,000		485,000	340,000
Qinnan Block, Shanxi Province	573,000	(3)	573,000	401,000
Enhong and Laochang Areas, Yunnan Province	265,000		265,000	159,000

(1)  Assuming the Chinese partner company chooses not to participate.
(2)  Assuming the Chinese partner company chooses to maximize its participation.
(3)  Under the Farmout Agreement entered into in connection with a transaction related to our Qinnan Block with Dart Energy, subject to certain conditions precedent including most notably approval by appropriate Chinese governmental authorities, which approval has not been received, we could assign 75.25% of our participating interest in the Qinnan PSC to Dart Energy.  For additional information, see Item 1. "Business - Transactions with Dart Energy."

For further discussion of our interests in these properties, see the discussion of our production sharing contracts and farmout agreements under "Our Holdings in the Shanxi Province of the People's Republic of China" and "Our Holdings in the Yunnan Province of the People's Republic of China" contained in Item 1, Business.

Other Properties

Our principal office is located at 363 N. Sam Houston Parkway East, Suite 380, Houston, Texas 77060. The principal office consists of approximately 5,770 square feet under lease at December 31, 2010.  We also maintain offices under lease in the following cities of the People's Republic of China:  Beijing, Taiyuan, and Kunming.

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

	High	Low
2010
First Quarter	$0.72	$0.37
Second Quarter	$0.53	$0.38
Third Quarter	$0.58	$0.29
Fourth Quarter	$0.83	$0.46

2009
First Quarter	$0.30	$0.16
Second Quarter	$0.45	$0.20
Third Quarter	$0.70	$0.30
Fourth Quarter	$0.60	$0.35

On March 16, 2011, we had 342.2 million shares of common stock outstanding and approximately 82 stockholders of record.

We currently intend to retain all future earnings to fund the development and growth of our business. We have not paid dividends on our common stock and do not anticipate paying cash dividends in the immediate future. We did not repurchase any of our equity securities in 2010 and have not adopted a stock repurchase program.

 Stock Performance Graph

The following graph compares the performance of the Company's Common Stock with that of the S&P 500 Index and the Dow Jones Oil & Gas Index. The graph sets forth the cumulative total stockholder return, which assumes reinvestment of dividends, of a $100 investment on December 31, 2005 in the Company's Common Stock, the S&P 500 Index and the Dow Jones Oil & Gas Index.

	Cumulative Total Return
	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Far East Energy Corporation	$100.00	$66.91	$70.59	$12.87	$33.82	$51.47
Dow Jones Oil & Gas Index	100.00	115.79	122.16	76.96	97.33	111.99
S&P 500 Index	100.00	122.77	165.55	106.33	124.69	149.25

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

Issuer Withholdings and Subsequent Cancellations of Equity Securities

Column (a) in the tabulation below indicates shares which were withheld by us to satisfy tax withholding obligations that arose upon the vesting of shares of nonvested stock (also commonly referred to as restricted stock) during 2010.  Once withheld, these shares were cancelled and removed from the number of outstanding shares.  Currently, the Company does not have a share repurchase plan.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
February 2010	28,948	$0.69	-	-
March 2010	42,269	0.82
April 2010	84,898	0.31	-	-
Total	156,115	$0.52	-	-

ITEM 6. SELECTED FINANCIAL DATA
(In Thousands, Except Per Share Data)

	As of and for the Years Ended December 31,
	2010	2009	2008	2007	2006 (1)
Operating Results Data
Operating revenues	$-	$-	$-	$-	$-
Operating expenses:
Exploration costs (2)	5,121	4,503	15,283	3,345	1,914
Leasehold operating expense	2,400	1,892	2,904	1,945	958
General and administrative	7,210	6,479	4,515	7,230	7,903
Impairment loss	-	-	-	-	-
Amortization of contract rights	-	-	-	-	-
Total operating expenses	14,731	12,874	22,702	12,520	10,775
Operating loss	(14,731)	(12,874)	(22,702)	(12,520)	(10,775)
Other income (expense):
Interest expense	(1,135)	(863)	-	-	-
Interest income	5	5	260	721	560
Gain on sale of assets	(1)	(5)	-	-	-
Foreign currency exchange loss	(311)	(18)	(149)	(50)	(128)
Total other income (expense)	(1,442)	(881)	111	671	432
Loss before income taxes	(16,173)	(13,755)	(22,591)	(11,849)	(10,343)
Income taxes	-	-	-	-	-
Net loss	$(16,173)	$(13,755)	$(22,591)	$(11,849)	$(10,343)

Earnings per share: Basic and diluted	$(0.07)	$(0.08)	$(0.15)	$(0.09)	$(0.10)

Financial Position Data
Total assets	$79,256	$42,404	$39,883	$49,793	$45,654
Total liabilities	30,134	14,734	4,572	3,298	3,943
Stockholders' equity	49,122	27,670	35,311	46,495	41,711

(1)
During the fourth quarter of 2006, we determined that the functional currency for our Chinese operations for 2006 and prior reporting periods included in this Annual Report on Form 10-K was U.S. Dollars, instead of the Chinese RMB as previously reported and utilized.  For additional information, see "Foreign Currency Transactions" in Note 1 to the consolidated financial statements.

(2)
For additional information on our Exploration costs, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies" and Note 5 to the consolidated financial statements.

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

Overview.  We are a development stage company, and our activities have been principally limited to the drilling, testing, and completion of exploratory and pilot development CBM wells and organizational activities. We believe that good environmental, social, health and safety performance is an integral part of our business success. We conduct our business with respect and care for our employees, contractors, communities, and the environments in which we operate.  Our vision is zero harm to people and the environment while creating value for our shareholders as well as for China, including the regions and communities within which we operate.  Our commitment to these principles is demonstrated by the fact that we have had no lost-time accidents in over five years and no major environmental incidents.  We have a commitment to being good corporate citizens of China, striving to emphasize and utilize very high levels of Chinese content in personnel, services, and equipment; and we have achieved very high percentages of Chinese content in each category.

During 2010, we continued our efforts to explore and develop CBM in Shanxi Province in northern People's Republic of China ("PRC" or "China") and in Yunnan Province in southern PRC.  We continued to employ numerous safety precautions to ensure the safety of our employees and independent contractors.  We also conducted our operations in accordance with various laws and regulations concerning the environment, occupational safety and health.

On June 12, 2010, China United Coalbed Methane Corporation, Ltd. ("CUCBM") and Shanxi Province Guoxin Energy Development Group Limited ("SPG") executed the Shouyang Project Coalbed Methane Purchase and Sales Contract (the "Gas Sales Agreement"), to which we are an express beneficiary, to sell CBM produced in the CBM field (the "Shouyang Field") governed by the Shouyang production sharing contract ("PSC").  For additional information on the Gas Sales Agreement, see "Shouyang PSC" contained in Item 1, Business.

On March 13, 2009, we entered into a series of transactions related to our Qinnan Block with Dart Energy (CBM) International Pte Ltd (formerly Arrow Energy International Pte Ltd) ("Dart Energy"), a large international CBM producer.  For additional information, see "Capital Resources and Liquidity" and Item 1. "Business – Transactions with Dart Energy."

Although we believe the results of our exploration activities in Shanxi and Yunnan Provinces to date have been favorable, we will need to complete more wells to achieve commercial viability in these provinces, which will require additional capital expenditures.  Management intends to continue to seek to obtain funds by entering into a strategic relationship or transaction, such as a joint venture or farmout and/or obtaining debt or equity financing.  The global financial crisis has created liquidity problems for many companies and financial institutions and international capital markets have stagnated, especially in the United States and Europe.  A continuing downturn in these markets could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through the sale of our securities.  While we will continue to seek to raise funds, there can be no assurance that we will be able to enter any strategic relationship or transaction or that we will be successful in obtaining funds through debt or equity financing.  Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult or impossible.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer.  In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt or equity financing are uncertain, and we cannot predict the timing, structure or other terms and conditions of any such arrangements.  There can be no guarantee of future fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs.  Management believes that we will continue to be successful in obtaining the funds necessary to continue as a going concern.

We are a party to three production sharing contracts ("PSCs") which cover the 485,000-acre Shouyang Block in Shanxi Province (the "Shouyang PSC"), the 573,000-acre Qinnan Block also in Shanxi Province (the "Qinnan PSC"), and the Enhong and Laochang areas, which total 265,000 acres, in Yunnan Province (the "Yunnan PSC").  We believe our total net acreage in these PSCs makes us one of the biggest holders of CBM acreage in China.  For further discussion of our interests in these properties and drilling activities, see the discussion of our production sharing contracts under "Our Holdings in the Shanxi Province of the People's Republic of China" and "Our Holdings in the Yunnan Province of the People's Republic of China" contained in Item 1, Business.

Results of Operations

Year Ended 2010 compared to Year Ended 2009

The table below sets out major components of our expenditures (in thousands):

	2010	2009
Additions to Oil and Gas Properties (capitalized)
- Shouyang Block, Shanxi Province (1)	$15,673	$3,584
Exploration Expenditures (expensed)
- Shouyang Block, Shanxi Province	2,447	2,093
- Qinnan Block, Shanxi Province	559	1,558
- Yunnan Province	2,115	852
- Total	5,121	4,503
Lease Operating Expenditures (expensed)
- Shouyang Block, Shanxi Province	2,278	1,710
- Qinnan Block, Shanxi Province	75	182
- Accretion Cost on Asset Retirement and Environmental Obligations	47	-
- Total	2,400	1,892

Total Exploration and Operating Expenditures	$23,194	$9,979

General and Administrative Expenses	$7,210	$6,479

(1)  Capitalized in the Consolidated Balance Sheets.

The costs of drilling exploratory wells are capitalized on the Consolidated Balance Sheets as additions to Unevaluated Oil and Gas Properties pending determination of whether they have discovered proved commercial reserves.  If it is determined that no proved commercial reserves are discovered, the related capitalized unproved property costs will be expensed on the Consolidated Statements of Operations.  Other exploration and lease operating expenditures are charged to expense as incurred.

The table below sets out the operating expenses in the Consolidated Statements of Operations (in thousands):

	2010	2009	Increase (Decrease)	% Change
Exploration costs	$5,121	$4,503	$618	14%
Lease operating expense	2,400	1,892	508	27%
General and administrative	7,210	6,479	731	11%
Total	$14,731	$12,874	$1,857	14%

Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves.  For further discussion of our accounting policies, see "Critical Accounting Policies—Accounting for Oil and Gas Properties" below.

The table below sets out components of exploration costs for the years ended December 31, 2010 and December 31, 2009 (in thousands):

	Year ended December 31,
	2010	2009
Technical personnel compensation	$557	$698
PSC related payments	931	1,218
Contract drilling & related expenses	3,632	2,587
Total	$5,120	$4,503

Exploration costs for the year ended December 31, 2010 increased $0.6 million due primarily to an increase in reserves analysis of $0.3 million and higher contract drilling and related expenses related to the Yunnan PSC of $0.2 million.

The table below sets out components of lease operating expense ("LOE") for the years ended December 31, 2010 and December 31, 2009 (in thousands):

	Year ended December 31,
	2010	2009
Pumping Related Costs	$1,809	$1,379
Workovers	382	292
Supervision	162	221
Accretion Cost on Asset Retirement and Environmental Obligations	47	-
Total	$2,400	$1,892

LOE for 2010 was comprised of costs pertaining to the production and dewatering efforts in the Shouyang and Qinnan Blocks in Shanxi Province.  LOE for the year ended December 31, 2010 increased primarily due to an increase in pumping related costs, including an increase in the number of wells, and in accretion costs on asset retirement obligations.

General and administrative ("G&A") expenses for the year ended December 31, 2010 increased $0.7 million primarily due to increases in payroll of $0.6 million, in investor relations of $0.3 million, in gas marketing of $0.2 million, and in travel of $0.2 million.  These increases were partially offset by decreases in share-based compensation of $0.4 million and in professional services of $0.2 million.

Year Ended 2009 compared to Year Ended 2008

The table below sets out major components of our expenditures (in thousands):

	2009	2008
Additions to Unevaluated
Oil and Gas Properties (capitalized)
- Shouyang Block, Shanxi Province (1)	$3,584	$6,930
- Yunnan Province	-	-
- Total	3,584	6,930
Exploration Expenditures (2)
- Shouyang Block, Shanxi Province	2,093	1,540
- Qinnan Block, Shanxi Province	1,558	3,880
- Yunnan Province	852	1,956
- Total	4,503	7,376
Lease Operating Expenditures (expensed)
- Shouyang Block, Shanxi Province	1,710	2,860
- Qinnan Block, Shanxi Province	182	44
- Total	1,892	2,904
Total Exploration and Operating Expenditures	$9,979	$17,210

General and Administrative Expenses	$6,479	$4,515

(1)	Capitalized in the Consolidated Balance Sheets.
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

Exploration costs consist primarily of the write-off of drilling and exploration costs previously capitalized. Accounting for such write-offs is determined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 932, Extractive Activities – Oil and Gas, which requires that wells be expensed unless a sufficient quantity of reserves has been located to justify completing the well, and the enterprise is making sufficient progress assessing the reserves.  Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves.  For further discussion of our accounting policies, see "Critical Accounting Policies—Accounting for Oil and Gas Properties" below.

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

The table below sets out components of LOE expense for the years ended December 31, 2009 and December 31, 2008 (in thousands):

	Year ended December 31,
	2009	2008
Workovers	$292	$1,266
Pumping Related Costs	1,379	1,265
Supervision	221	373
Total	$1,892	$2,904

LOE for 2009 was comprised of costs pertaining to the dewatering efforts in the Shouyang and Qinnan Blocks in Shanxi Province, which presently have sustained low rates of small gas production. As of December 31, 2009, the production was not at commercial levels and the data obtained was not sufficient to project when the wells would achieve commercial gas production rates and what those rates may be.  LOE for the year ended December 31, 2009 decreased primarily due to a decrease in workovers of $1.0 million partially offset by an increase in pumping related costs of $0.1 million. As of December 31, 2009, 29 wells were being dewatered: 7 horizontal wells, 6 deviated wells and 16 vertical wells. As of December 31, 2008, 20 wells were being dewatered: 5 horizontal wells, 3 deviated wells and 12 vertical wells.

G&A expenses included non-cash items, primarily share-based compensation and depreciation, totaled $1.1 million and a negative $0.5 million for 2009 and 2008, respectively.  In 2008, a $2.1 million downward adjustment was made to previously recognized share-based compensation costs to reflect higher estimated forfeiture rates. Excluding the downward adjustment in 2008, G&A expenses for 2009 and 2008 were comparable.

Financial Condition, Capital Resources and Liquidity

Although gas sales under the Gas Sales Agreement commenced in the first quarter of 2011, our primary source of cash flow has been cash proceeds from public offerings and private placements of our common stock and warrants to purchase our common stock, and the exercise of warrants and options to purchase our common stock.

In 2010 the Company received proceeds from the two separate sales under our shelf registration statement for a total of 117.2 million shares of our Common Stock for total net proceeds of $37.0 million.

Our board of directors has the authority, without further action by the stockholders, to issue up to 500 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500 million shares of Common Stock authorized under our charter documents, of which approximately 291.2 million shares were issued and outstanding as of December 31, 2010. In September 2009, we filed with the SEC a shelf registration statement on Form S-3 for the offer and sale from time to time up to $75 million of our debt and equity securities, which became effective on November 4, 2009.  The amount available under the registration statement at March 16, 2011 was approximately $9.0 million.

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

Work Program Funding.  Our current work programs satisfied the minimum exploration expenditures for our Shouyang and Yunnan PSCs for 2010.  With respect to the Qinnan PSC, we have substantially reduced the operation’s activities on the Qinnan Block pending regulatory approval or denial.  Management intends to seek to secure capital by, first, obtaining project, debt or equity related financing,  refinancing or extending our existing debt or, if acceptable project or debt financing or refinancing is unavailable, by obtaining equity related financing or exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets, and by seeking to obtain approval from our Chinese partner company and the MOC with respect to, and satisfying the other conditions under, the Farmout Agreement with Dart Energy.  However, there can be no assurance that we will be successful in securing capital or raising funds through project, debt or equity related financing or refinancing or extending our existing debt, entering into any strategic relationship or transaction or in satisfying the conditions under the Farmout Agreement with Dart Energy. In addition, the terms and conditions of any potential strategic relationship or transaction or of any project, debt or equity related financing are uncertain and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  In particular, any transfer of our rights under the PSCs will require the approval of our Chinese partner company and the MOC.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer.  There can be no guarantee of future success in capital acquisition, fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs.  Based on our planned work programs, which includes an accelerated pace of drilling in late 2010 and into 2011, if we do not secure additional capital, or enter into an agreement with a strategic partner, we believe that the funds currently available to us should provide sufficient cash to fund our planned expenditures under the Shouyang PSC and other minimum operating costs until near the end of the fourth quarter of 2011.  Our ability to continue as a going concern depends upon our ability to obtain substantial funds for use in our development activities and upon the success of our planned exploration and development activities. There can be no guarantee of future capital acquisition, fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs. However, in addition to revenue generated, management believes that we will continue to be successful in securing any funds necessary to continue as a going concern.

On March 13, 2009, the Company and FEEB entered into a series of transactions related to our Qinnan Block with Dart Energy.  Specifically, on that date, among other things, (i) FEEB and Dart Energy entered into the Farmout Agreement  under which, subject to certain conditions, FEEB would assign to Dart Energy 75.25% of its rights (the "Assignment") in the Qinnan PSC and (ii) FEEB issued an Exchangeable Note, $10 million initial principal amount (the "Exchangeable Note"), to Dart Energy for $10 million in cash.

Farmout Agreement.  The Farmout Agreement, as amended, conditions the Assignment on, among other things, the receipt of required approvals from the government of the PRC (collectively, the "Farm-In Conditions") on or prior to December 19, 2009 or such later date as the parties may agree upon (the "Farm-In Deadline").  Interest on the Exchangeable Note began to accrue on October 16, 2009.  Since December 19, 2009, each of the Company and Dart Energy has had the right to terminate the Farmout Agreement at any time, though neither party has elected to exercise that right, and the parties are continuing to use efforts to satisfy the conditions contemplated by the Farmout Agreement.  There can be no assurance that our Chinese partners or the MOC will approve the Farmout Agreement, and we cannot be optimistic at this time.  The parties are required to exercise their respective commercially reasonable efforts in good faith to satisfy the Farm-In Conditions.  Under the Farmout Agreement, upon satisfaction of the Farm-In Conditions, Dart Energy would make an initial payment to the Company of $8 million, and, subject to certain other conditions, including government approval for the extension of the current exploration period, Dart Energy would fund all exploration costs associated with the Qinnan PSC up to a maximum of $30 million.  After Dart Energy reaches such $30 million cap, FEEB and Dart Energy would share further Qinnan area exploration costs in proportion to their participating interests in the Qinnan PSC, provided that FEEB would, in its discretion, instead be able to elect to assign all of its interest in the Qinnan PSC to Dart Energy, subject to retaining a 2% overriding royalty interest.  In addition, under the Farmout Agreement, if the parties obtain Chinese governmental approval of an ODP for the Qinnan area, Dart Energy would pay FEEB an additional $8 million in cash as a bonus, and FEEB would have the option to assign all of its interest in the Qinnan PSC to Arrow, while retaining a 5% overriding royalty interest.  If an overall development program is approved, then FEEB and Dart Energy would share related development costs and any future revenues for such area on a pro-rata basis in accordance with their participating interests in the Qinnan PSC.  If our Chinese partner or the MOC does not approve the agreement in an expedient manner, the parties may seek to modify certain terms of the Farmout Agreement.

Exchangeable Note.  The Exchangeable Note had an initial principal amount of $10 million and bears interest at a rate of 8% per annum, which began to accrue on October 16, 2009, and originally matured on March 13, 2011, unless repaid earlier.  On March 10, 2011, the parties agreed to extend the remaining balance of the Exchangeable Note of $3.2 million plus approximately $1.1 million in accrued interest to a new maturity date of September 15, 2011 (the "Maturity Date").  Interest will continue to accrue on the remaining principal balance at the original 8% annual rate.   Principal and interest are due and payable on the Maturity Date or earlier if payment is accelerated upon the occurrence and continuance of an event of default (addressed below).

Dart Energy has the right at any time to exchange the Exchangeable Note in whole or in part for shares of the Company’s common stock, par value $0.001 per share (the "Common Stock") at an exchange rate of 21,052.63 shares per $10,000 (or $0.475 per share) of principal and interest (the "Exchange Rate"), subject to certain equitable adjustment mechanisms in the event of a sale of the Company, stock split or similar occurrence.

Dart Energy exercised its right to exchange a total of $6.8 million in principal amount under the Exchangeable Note for 14,315,789 shares of Common Stock in the aggregate through the following series of transactions:

Date Shares Issued	Principal Amount Exchanged	Shares of Common Stock Issued	Principal and Interest Remaining After Issuance

February 1, 2011	$4,000,000	8,421,053	$7,051,111
February 24, 2011	2,800,000	5,894,736	4,283,111
	$6,800,000	14,315,789

Dart Energy has informed the Company that it has sold all of the acquired shares through block trades with institutional investors.

The Exchangeable Note contains certain restrictive covenants applicable to the Company and FEEB, including, among others, restrictions on the incurrence of indebtedness that ranks senior to or pari passu with the Exchangeable Note and restrictions on FEEB's ability to sell all of its rights under Shouyang PSC.  The Company has guaranteed FEEB's payment obligations under the Exchangeable Note.  For additional information on the restrictive covenants and events of default under the Exchangeable Note, see Item 1. "Business – Transactions with Dart Energy."

Our capital resources and planning can be impacted by fluctuations in the U.S. Dollar and Chinese RMB exchange rate as well as inflation in these countries.  For further discussion of these risks, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

Cash flow

As of December 31, 2010, 2009 and 2008, cash and cash equivalents were $27.8 million, $5.6 million and $7.9 million, respectively.  The increase of $22.2 million in cash and cash equivalents from beginning to end of the fiscal year 2010 was primarily due to proceeds received from the two separate sales under our shelf registration statement for a total of 117.2 million shares of our Common Stock for total net proceeds of $37.0 million partially offset by $9.7 million and $5.1 million cash used by operating activities and investing activities, respectively.  During the first nine months of 2010, we used approximately $0.7 million of the restricted cash we received from Dart Energy in connection with the Farmout Agreement for exploration expenditures related to the Qinnan Block.  As of December 31, 2010, the restricted cash has been fully utilized for exploration expenditures related to the Qinnan PSC.

Cash used in operating activities for 2010 was $9.7 million as compared to $12.7 million for 2009 and $13.3 million for 2008.  We generated no revenue in any of those years. The decrease in cash used in operating activities of $3.0 million was due primarily to a reclassification of $2 million in the first quarter of 2009 as restricted cash in accordance with the Farmout Agreement and favorable change in working capital of $1.6 million.  The decrease in cash used in operating activities in 2009 of $0.6 million as compared to 2008 was due primarily to decreased exploratory contract drilling and related expenses of $3.0 million, decreased in LOE workover costs of $1.0 million, partially offset by an unfavorable change in working capital of $2.6 million, an increase in cash G&A of $0.4 million and an increase in PSC related payments of $0.2 million.  The increase in cash used in operating activities in 2008 was due primarily to increased exploration costs and operating expense partially offset by an increase in total accounts payable and accrued liabilities.  Operating expense for 2008 increased as a result of our expanded dewatering efforts.  Dewatering efforts in 2008 related to a total of 20 wells: 5 horizontal wells, 3 deviated wells and 12 vertical wells. Dewatering efforts in 2007 related to a total of 5 wells: 4 horizontal wells and 1 vertical well.

Cash used in investing activities for 2010 was $5.1 million, as compared to $3.5 million for 2009, and $7.6 million for 2008.  The increase in 2010 was primarily due to an increase in additions to oil and gas properties of $1.4 million.  In 2009, the decrease of $4.1 million was primarily due to a decrease in additions to unevaluated oil and gas properties of $3.9 million.  In 2008, cash used in investing activities was lower than in 2007 due primarily to a decrease in capitalized drilling costs of $0.3 million.

Cash provided by financing activities for 2010 was $37.0 million, as compared to $13.9 million for 2009, and $11.8 million for 2008.  Cash provided by financing activities for 2010 of $37.0 million was primarily due to the sale of 11.7 million shares of our Common Stock in March and the sale of 105.5 million shares of our Common Stock in August.  Cash provided by financing activities for 2009 of $13.9 million was a result of the $10 million in proceeds from the issuance of the Exchangeable Note in the first quarter of 2009 and the sale of 11.6 million shares of our Common Stock and warrants to purchase up to 4.6 million shares of our Common Stock in the fourth quarter of 2009 for $4.4 million.  The increase was partially offset by the total financing costs of $0.5 million.  Cash provided by financing activities for 2008 of $11.8 million was a result of the sale of 24 million shares of our Common Stock and warrants to purchase up to 8.4 million shares of our Common Stock in the second quarter of 2008.

Contractual Obligations

Obligations under non-cancelable agreements at December 31, 2010 were as follows (in thousands):

			Payments Due by Period
	Total		2011	2012-2013	2014-2015	2016 and Beyond
Debt Obligations	$11,142	(1)	$11,142	$-	$-	$-
Capital Lease Obligations	-		-	-	-	-
Operating Lease Obligations (2)	182		115	67	-	-
Purchase Obligations (3)	7,508		7,388	60	60	-
Other Long-Term Liabilities Reflected on the
Registrant's Balance Sheet Under GAAP (4)	491		-	-	-	491
Totals	$19,323		$18,645	$127	$60	$491

(1) Amount represents the total of principal and interest due on March 13, 2011 under the Exchangeable Note, unless repaid earlier.  The Exchangeable Note bears interest at a rate of 8% per annum, which began to accrue on October 16, 2009.  If the approval by Chinese governmental authorities of the assignment to Dart Energy has been obtained or the requirement to obtain the approval has been waived, the Exchangeable Note will automatically be exchanged in full for shares of common stock at an exchange rate of 21,052.63 shares per $10,000.  In February 2011, Dart Energy exercised its right to exchange a total of $6.8 million in principal amount for 14,315,789 shares of Common Stock.   On March 10, 2011, the maturity date of the Exchangeable Note was extended to September 15, 2011.  As of March 16, 2011, the remaining balance of the Exchangeable Note was $3.2 million plus approximately $1.1 million in accrued interest.
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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2010, we were not involved in any form of off-balance sheet arrangement.

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

Management has discussed the development and selection of its critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosures presented below relating to them.

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

Impairment of unproved oil and gas properties. Unproved leasehold costs and exploratory drilling in progress are capitalized and are reviewed periodically for impairment. Costs related to impaired prospects or unsuccessful exploratory drilling are charged to expense. The estimated fair value of unproved leasehold costs includes the present value of probable reserves discounted at rates commensurate with the risks involved in each classification of reserve. Our assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impacts the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future, as it may not be economical to develop some of these unproved properties. As of December 31, 2010, we had total unproved oil and gas property costs of approximately $50.1 million, consisting of undeveloped leasehold costs of $0.3 million in China and unevaluated exploratory drilling costs of $49.8 million incurred in China.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in Chinese RMB and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. Prior to July 2005, the exchange rate between U.S. Dollars and Chinese RMB was fixed, and, consequently, we experienced no fluctuations in the value of goods and services we purchased in China because of currency exchange.  In July 2005, the Chinese government began to permit the Chinese RMB to float against the U.S. Dollar, but again adopted an informal peg to the U.S. Dollar in 2008 in response to the global financial crisis.  In June 2010, China announced that it would gradually allow the Chinese RMB to float against the U.S. Dollar and, as a result, the Chinese currency is expected to slowly appreciate with respect to the U.S. Dollar.  All of our costs to operate our Chinese offices are paid in Chinese RMB.  Our exploration costs in China may be incurred under contracts denominated in Chinese RMB or U.S. Dollars.  As of January 1, 2011 the U.S. Dollar ($) to Chinese RMB (¥) appreciated slightly at an exchange rate of about $1 to ¥6.59, compared to an exchange rate of $1 to ¥6.83 at January 1, 2010.  If the Chinese RMB appreciates with respect to the U.S. Dollar, our costs in China may increase.   To date we have not engaged in hedging activities to hedge our foreign currency exposure.  In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.  If the exchange rate increased by 10%, it is estimated that our costs would be approximately $0.7 million lower in 2010.  If the exchange rate were 10% lower during 2010, our costs would increase by approximately $0.9 million.

Although inflation has not materially impacted our operations in the recent past, increased inflation in China or the U.S. could have a negative impact on our operating and general and administrative expenses, as these costs could increase.  In the last couple of years, we have increased our use of Chinese suppliers, including drilling contractors, that are paid in RMB.  Since 2008, China experienced inflationary pressures, which increased our costs associated with our operations in China.  In the future, inflation in China may result in higher minimum expenditure requirements under our PSCs if our Chinese partner companies adjust these requirements for inflation.  The actual inflationary impact on the Company may also be exacerbated by the increasing demand for goods and services in the oil and gas industry.  A material increase in these costs could adversely affect our operations and, if there are material changes in our costs, we may seek to secure additional capital earlier than anticipated.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm, JonesBaggett LLP, that audited our consolidated financial statements included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2010, which is included on page 49 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Far East Energy Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Far East Energy Corporation and Subsidiaries (a development stage company) (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 and for the period from the date of incorporation on February 4, 2000 to December 31, 2010. Our audits also included the financial statement schedule listed at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Far East Energy Corporation and Subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 and for the period from the date of incorporation on February 4, 2000 to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Far East Energy Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2011, expressed an unqualified opinion thereon.

/s/ JonesBaggett LLP
Dallas, Texas
March 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Far East Energy Corporation and Subsidiaries:

We have audited Far East Energy Corporation and Subsidiaries' (a development stage company) (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Far East Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Far East Energy Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Far East Energy Corporation and Subsidiaries, as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010 and for the period from the date of incorporation on February 4, 2000 to December 31, 2010, and our report dated  March 30, 2011 expressed an unqualified opinion thereon.

/s/ JonesBaggett LLP
Dallas, Texas
March 30, 2011

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	At December 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$27,760	$5,567
Restricted cash	-	739
Inventory	304	225
Prepaid expenses	304	166
Deposits	101	346
Stock subscription receivable	-	275
Other current assets	25	16
Total current assets	28,494	7,334

Unevaluated oil and gas properties	50,094	34,421
Other fixed assets,net	637	480
Total property and equipment	50,731	34,901

Deferred financing costs	31	169
Total assets	$79,256	$42,404

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$10,613	$3,098
Accrued liabilities	9,072	1,354
Exchangeable note payable	9,958	-
Total current liabilities	29,643	4,452

Exchangeable note payable	-	10,000
Discount on exchangeable note payable	-	(228)
Long-term debt	-	9,772

Accrued interest payable - noncurrent	-	171
Asset retirement and environmental obligations	491	339
Commitments and contingencies (Note 9)

Stockholders' equity
Preferred stock, $0.001 par value, 500,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 291,202,928 and 173,836,960 issued and outstanding at December 31, 2010 and 2009, respectively	291	174
Additional paid-in capital	149,378	111,982
Unearned compensation	(167)	(279)
Deficit accumulated during the development stage	(100,380)	(84,207)
Total stockholders' equity	49,122	27,670
Total liabilities and stockholders' equity	$79,256	$42,404

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)

	Year ended December 31,			February 4, 2000 (Inception) through
	2010	2009	2008	December 31, 2010

Operating revenues	$-	$-	$-	$-
Operating expenses:
Exploration costs	5,121	4,503	15,283	36,642
Lease operating expense	2,400	1,892	2,904	10,099
General and administrative	7,210	6,479	4,515	48,777
Impairment loss	-	-	-	3,778
Loss on investment in joint venture	-	-	-	22
Amortization of contract rights	-	-	-	81
Total operating expenses	14,731	12,874	22,702	99,399
Operating loss	(14,731)	(12,874)	(22,702)	(99,399)
Other income (expense):
Interest expense	(1,135)	(863)	-	(2,175)
Interest income	5	5	260	1,880
Gain (loss) on sale of assets	(1)	(5)	-	2
Foreign currency transaction loss	(311)	(18)	(149)	(688)
Total other income	(1,442)	(881)	111	(981)
Loss before income taxes	(16,173)	(13,755)	(22,591)	(100,380)
Income taxes	-	-	-	-
Net loss	$(16,173)	$(13,755)	$(22,591)	$(100,380)

Comprehensive loss	$(16,173)	$(13,755)	$(22,591)	$(100,380)

Net loss per share:
Basic and diluted	$(0.07)	$(0.08)	$(0.15)

Weighted average shares outstanding:
Basic and diluted	220,671	162,251	151,231

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(In Thousands, Except Share Data)

	Common Stock		Additional		Deficit Accumulated During the	Total
	Number of Shares	Par Value	Paid-In Capital	Unearned Compensation	Development Stage	Stockholders' Equity

For the Years Ended December 31, 2008, 2009 and 2010

Balance at December 31, 2007	137,005,294	$137	$94,983	$(764)	$(47,861)	$46,495
Net loss	-	-	-	-	(22,591)	(22,591)
Common stock issued	24,000,000	24	11,784	-	-	11,808
Shares issued to consulting firm	20,000	-	14	-	-	14
Nonvested shares issued	538,500	-	325	451	-	776
Nonvested shares withheld for taxes	(258,404)	-	(136)	-	-	(136)
Stock options issued	-	-	(1,055)	-	-	(1,055)
Balance at December 31, 2008	161,305,390	161	105,915	(313)	(70,452)	35,311
Net loss	-	-	-	-	(13,755)	(13,755)
Common stock issued	11,558,645	11	4,349	-	-	4,360
Shares issued to consulting firm	-	-	-	-	-	-
Nonvested shares issued	990,000	2	285	34	-	321
Nonvested shares withheld for taxes	(17,075)	-	(5)	-	-	(5)
Stock options issued	-	-	844	-	-	844
Warrants issued	-	-	594	-	-	594
Balance at December 31, 2009	173,836,960	174	111,982	(279)	(84,207)	27,670
Net loss	-	-	-	-	(16,173)	(16,173)
Common shares issued	117,170,416	117	36,888	-	-	37,005
Nonvested shares issued	251,667	-	118	112	-	230
Nonvested shares withheld for taxes	(156,115)	-	(70)	-	-	(70)
Stock options exercised	100,000	-	31	-	-	31
Stock options issued	-	-	429	-	-	429
Balance at December 31, 2010	291,202,928	$291	$149,378	$(167)	$(100,380)	$49,122

Inception (February 4, 2000) through December 31, 2010

Balance at February 4, 2000	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	(100,380)	(100,380)
Common shares issued
- Placements	277,555,248	276	128,240	-	-	128,516
- Newark Valley
Oil & Gas Inc. acquisition	1,600,000	2	3,598	-	-	3,600
Shares issued to consulting firm	231,259	-	297	-	-	297
Nonvested shares issued	2,812,459	4	1,650	(167)	-	1,487
Nonvested shares withheld for taxes	(431,594)	-	(211)	-	-	(211)
Stock options issued	-	-	5,703	-	-	5,703
Stock options exercised	1,510,000	1	946	-	-	947
Warrants issued	-	-	804	-	-	804
Warrants exercised	7,925,556	8	8,185	-	-	8,193
Warrants redeemed unexercised	-	-	(2)	-	-	(2)
Debt issued with beneficial conversion feature	-	-	168	-	-	168
Balance at December 31, 2010	291,202,928	$291	$149,378	$(167)	$(100,380)	$49,122

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended December 31,			February 4, 2000 (Inception) through
	2010	2009	2008	December 31, 2010
Cash flows from operating activities:
Net loss	$(16,173)	$(13,755)	$(22,591)	$(100,380)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	177	182	171	871
Amortization of deferred financing costs	324	692	-	1,016
Prior period capitalized exploratory well costs expensed	-	-	7,907	-
Stock issued to pay expense	-	-	14	297
Share-based compensation	659	1,165	(279)	7,189
Changes in components of working capital and asset retirement and environmental obligations:
Restricted cash	739	(739)	-	-
Inventory	(78)	(37)	109	(304)
Prepaid expenses	(138)	96	(113)	(304)
Deposits	245	(222)	(30)	(101)
Stock subscription receivable	266	(245)	-	21
Other current assets	-	-	(16)	(46)
Accounts payable and accrued liabilities	4,192	38	1,687	9,217
Asset retirement and environmental obligations	152	156	-	308
Impairment expense	-	-	-	3,778
Loss (gain) on sale of assets	1	5	-	(2)
Other, net	(71)	(5)	(136)	166
Net cash used in operating activities	(9,705)	(12,669)	(13,277)	(78,274)

Cash flows from investing activities:
Additions to unproved oil and gas properties in China	(4,803)	(3,388)	(7,343)	(39,516)
Other oil and gas investment	-	-	-	(1,278)
Additions to other properties	(335)	(123)	(214)	(1,441)
Sale of oil and gas properties	-	-	-	1,108
Sales of other fixed assets	-	2	-	2
Net cash used in investing activities	(5,138)	(3,509)	(7,557)	(41,125)

Cash flows from financing activities:
Net proceeds from exchangeable note	-	10,000	-	10,000
Net proceeds from sale of common stock	37,005	4,360	11,808	128,516
Net proceeds from exercise of options	31	-	-	947
Net proceeds from exercise of warrants	-	-	-	8,191
Deferred financing costs	-	(495)	-	(495)
Net cash provided by financing activities	37,036	13,865	11,808	147,159

Net increase (decrease) in cash and cash equivalents	22,193	(2,313)	(9,026)	27,760
Cash and cash equivalents--beginning of period	5,567	7,880	16,906	-
Cash and cash equivalents--end of period	$27,760	$5,567	$7,880	$27,760

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Business.  We were incorporated in the state of Nevada on February 4, 2000, and on January 10, 2002, we changed our name to Far East Energy Corporation. The terms "we," "us," "our," "FEEC" and "our company" refer to Far East Energy Corporation.  We are an independent energy company.  FEEC, together with its subsidiaries, engages in the acquisition, exploration and development of coalbed methane ("CBM") gas properties solely in the People's Republic of China ("PRC"). We are a development stage company, and our activities have been limited to organizational activities, including developing a strategic operating plan, capital funding, hiring personnel, entering into contracts acquiring rights to explore for, develop, produce and sell oil and gas or coalbed methane, and drilling, testing and completion of exploratory wells.  Gas sales commenced in the first quarter of 2011.  See Note 13 – Subsequent Events.

Principles of Consolidation.  Our consolidated financial statements include the accounts of our wholly-owned subsidiaries after the elimination of all intercompany accounts and transactions.

Use of Estimates.  The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements.  Items subject to such estimates and assumptions include: 1) oil and natural gas reserves; 2) cash flow estimates used in impairment tests of long-lived assets; 3) depreciation, depletion and amortization; 4) asset retirement obligations; and income taxes.  While we believe our estimates are appropriate, actual results can, and often do, differ from those estimates.

Cash and Cash Equivalents.  We consider short-term investments with little risk of change in value because of changes in interest rates and purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash.  Restricted cash represents the amount of cash which is restricted by legal or contractual requirements. Of the $10 million proceeds from the issuance of an exchangeable note (the "Exchangeable Note") to Dart Energy Ltd ("Dart Energy"), $2 million of the proceeds was set aside to be used exclusively to satisfy of FEEB existing exploration and development commitments in connection with the Qinnan production sharing contract ("PSC").  The restricted cash balance is reduced as the related expenditures are incurred.  As of December 31, 2010, the restricted cash balance has been fully utilized for exploration expenditures related to the Qinnan PSC.

Inventory.  Inventory consists primarily of tubular goods and drilling equipment used in our operations and is carried at cost with adjustments made from time to time to recognize any reductions in value.

Unevaluated Oil and Gas Properties.  We use the successful efforts method of accounting for our oil and gas properties. Under this method, oil and gas lease acquisition costs and intangible drilling costs associated with exploration efforts that result in the discovery of proved reserves and costs associated with development drilling, whether or not successful, are capitalized when incurred. If proved commercial reserves are not discovered, such drilling costs are expensed. In some circumstances, it may be uncertain whether proved commercial reserves have been found when drilling has been completed.  Under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 932, Extractive Activities – Oil and Gas ("ASC 932"), such exploratory well drilling costs may continue to be capitalized if the reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. We assess our capitalized exploratory wells pending evaluation each quarter to determine whether costs should remain capitalized or should be charged to earnings. Other exploration costs, including geological and geophysical costs, are expensed as incurred. We recognize gain or loss on the sale of properties on a field basis.

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

Credit Concentration.  We had deposited with three financial institutions a total of approximately $19.3 million in cash at December 31, 2010, which exceeded the limit of the Federal Deposit Insurance Corporation. The funds were deposited in U.S. government agency supported funds.  We did not require collateral from the financial institutions on these deposits.  The current arrangements with the financial institutions are such that the funds are moved or swept at the end of every business day into different overnight investments.

Adoption of New Accounting Pronouncement. There were no recently released accounting pronouncements as of December 31, 2010 that materially affected the Company or that will have an impact in the future.

2.  Liquidity and Realization of Assets

Although gas sales under the Gas Sales Agreement commenced in the first quarter of 2011, we are not able to predict exactly when we will recognize significant revenues.   We have funded our exploration and development activities primarily through the sale and issuance of common stock. During the second quarter of 2008, we completed a transaction for the sale of 24 million shares of our common stock and warrants to purchase up to 8.4 million shares of our common stock for total net proceeds of $11.8 million under our shelf registration in effect at that time.  That shelf registration expired in March 2009.  In September 2009, the Company filed with the SEC a shelf registration statement on Form S-3 for the offer and sale from time to time of up to $75 million of the Company's debt and equity securities.  In December 2009, we completed a transaction for the sale of 11.6 million shares of our common stock and warrants to purchase up to 4.6 million shares of our common stock for total net proceeds of $4.3 million under our shelf registration.  On March 11, 2010, we completed a transaction for the sale of 11.7 million shares of our common stock and warrants to purchase up to 4.7 million shares of our common stock for total net proceeds of $4.6 million under our shelf registration.  On August 25, 2010, we completed the sale of approximately 105.5 million shares of common stock at a price of $0.33 per share for total net proceeds of $32.4 million in a registered direct public offering.  The amount available under the registration statement at March 16, 2011 was approximately $9.0 million.  See Note 13 - Subsequent Events.

On June 12, 2010, CUCBM and SPG executed the Gas Sales Agreement, to which we are an express beneficiary, to sell CBM produced in the CBM field (the "Shouyang Field") governed by the Shouyang PSC. Pursuant to the Gas Sales Agreement, SPG is initially required to purchase up to 300,000 cubic meters (10,584,000 cubic feet) per day of CBM (the "Daily Volume Limit") produced at the Shouyang Field on a take-or-pay basis, with the purchase of any quantities above such amount to be negotiated pursuant to a separate agreement.  At the request of FEEB and CUCBM to provide competitive pricing options for offtake of CBM production in excess of the Daily Volume Limit with assured offtake capacity, the Gas Sales Agreement obligates SPG to commit to having demand capacity to accept at least 1 million cubic meters (approximately 35 million cubic feet) per day from the Shouyang Field by 2015 but does not obligate FEEB or CUCBM to sell gas in excess of the Daily Volume Limit. The term of the Gas Sales Agreement is 20 years.   The in-field gathering system and compression equipment were connected to the pipeline in early January 2011.  After completion of that process, low level gas flow commenced  in January with initial testing of the gathering system in January.  Gas sales were interrupted while SPG completed testing and commissioning of equipment related to our first stage compressor sites as well as installation of sales volume meters.  See Note 13 – Subsequent Events.

Our current work programs satisfied the minimum exploration expenditures for our Shouyang and Yunnan PSCs for 2010. With respect to the Qinnan PSC, we have substantially reduced the operation’s activities on the Qinnan Block pending regulatory approval or denial.  Management may seek to secure capital by, first, obtaining debt or project financing or, if acceptable project or debt financing or refinancing is unavailable, by obtaining equity related financing or exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets, and by seeking to obtain approval from our Chinese partner company and the PRC’s Ministry of Commerce ("MOC") with respect to, and satisfying the other conditions under, the Farmout Agreement with Dart Energy, which would provide additional funding.  See Note 3 – "Transactions with Dart Energy" for additional information on our Farmout Agreement with Dart Energy.  However, there can be no assurance that we will be successful in capital acquisition or raising funds through debt, project or equity related financing, or entering into any strategic relationship or transaction or in satisfying the conditions under the Farmout Agreement with Dart Energy. In addition, the terms and conditions of any potential strategic relationship or transaction or of any project, debt or equity related financing are uncertain, and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price.  Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer.  There can be no guarantee of future capital acquisition, fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs.  Based on our planned work programs, which include an accelerated pace of drilling in late 2010 and in 2011, if we do not secure additional capital, whether from Dart Energy under the Farmout Agreement or through additional debt, project or equity related financing, or enter into an agreement with a strategic partner, we believe that the funds currently available to us should provide sufficient cash to fund our planned expenditures under the Shouyang PSC and other minimum operating costs until near the end of the fourth quarter of 2011.

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

As of December 31, 2010, we had unevaluated exploratory well costs totaling $49.8 million, of which $34.1 million have been capitalized for a period greater than one year.  Such costs, which relate to the Shouyang Block in Shanxi Province, were initially capitalized under successful efforts accounting, pending a determination of whether sufficient quantities of economically recoverable proved reserves are found.  We make periodic assessments of whether these costs qualify for continuing capitalization, based on whether we are making sufficient progress in assessing the reserves and determining the economic and operating viability of the project, as more fully discussed in Note 4.

In addition to these periodic assessments, we also assess whether we have a reasonable expectation of recovering these costs through future net cash flows from the project, if we are successful in implementing an overall development program upon completion of a pilot project.  During the first quarter of 2008, we received a report of an independent engineering firm, which was commissioned to study the various technical aspects of the current pilot project  in the initial 1H Pilot Area in the Shouyang Block.  The study indicated that significant gas content is present in the initial 1H Pilot Area and that the coal in the area has relatively high permeability, based on production data available from the first seven wells (three horizontal and four vertical) drilled in the pilot area.  The report also indicated that we have made progress in lowering the wellbore pressure in the initial 1H Pilot Area to a level which appeared to be the critical desorption pressure necessary for CBM gas production.  Although there are uncertainties associated with our exploration and dewatering efforts, we believe the results of the study, when taken together with management’s analysis and recent well results, provide the Company with a reasonable basis for its conclusion as to the long-term viability of this project, and support the continued capitalization of our unevaluated capitalized exploratory well costs in the project while we are continuing to evaluate the field.

The report noted that the initial seven pilot wells in the initial 1H Pilot Area that were evaluated by the independent engineering firm had suffered varying degrees of wellbore damage while being drilled.  Without taking into consideration future planned wells, the report also indicated that the seven pilot wells appear insufficient to properly confine the area for dewatering purposes.  As such, the report indicated that we are unlikely to produce meaningful quantities of gas from these initial seven wells without drilling additional wells and/or conducting remedial activities on the seven wells.  Subsequent to the drilling of the seven wells included in the report, we have drilled an additional 3 horizontal, 13 vertical, 18 deviated, and 12 pilot development test wells as of December 31, 2010 in the northern portion of the Shouyang Block. Additionally, we began drilling two vertical well and five deviated wells, which were not yet completed as of December 31, 2010.  The unevaluated exploratory well costs at December 31, 2010 consisted of exploratory drilling and related costs for 41 wells in the initial 1H Pilot Area and 12 pilot development test wells.  During the fourth quarter of 2008, we expensed the previously capitalized costs related to two pilot development test wells, pursuant to FASB ASC Topic 932, Extractive Activities – Oil & Gas ("ASC 932"), as more fully discussed in Note 4.  We also plan to drill additional wells in the near future to further explore and assess the potential of the property.  Although we believe the results of our exploration activities in Shanxi and Yunnan Provinces to date have been favorable and believe that we have established the commercial viability of the initial 1H Pilot Area, we will need to complete more wells to confirm commercial viability in the remaining acreage in these provinces. In the event we are not successful, we may be required to write off some or all of these unevaluated exploratory well costs.  We have begun the process of obtaining Chinese reserve certification with the objective of completing this process in the second quarter of 2011.

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

Of the $10 million in cash received from Dart Energy for the Exchangeable Note, $2 million was to be set aside to be used exclusively to satisfy FEEB's existing exploration and development commitments in connection with the Qinnan PSC.  This restricted portion of the proceeds was recorded as restricted cash on the consolidated balance sheet. During the period from the date we entered into the transactions with Dart Energy to the year ended December 31, 2010, the restricted cash of $2 million has been fully utilized for exploration expenditures related to the Qinnan PSC.  See Note 1 – "Summary of Significant Accounting Policies – Restricted Cash."

The Exchangeable Note has an initial principal amount of $10 million and bears interest at a rate of 8% per annum, which began to accrue on October 16, 2009 and matured on March 13, 2011("Maturity Date").  Principal and interest is due and payable on the Maturity Date or earlier if payment is accelerated upon the occurrence and continuance of an event or default.  Dart Energy has the right at any time to exchange the Exchangeable Note in whole or in part for shares of the Company’s common stock at an exchange rate of 21,052.63 shares per $10,000, or $0.475 per share (the "Exchange Rate"), of principal and interest.  Moreover, upon satisfaction of the conditions set forth in the Farmout Agreement, the note would automatically be exchanged for shares of our common stock at the same exchange rate.  At the maturity date, assuming the Exchangeable Note has not been exchanged for shares or prepaid by us, $11,142,222 will be due to Dart Energy.  Since December 31, 2010, Dart has converted $6.8 million in aggregate principal amount of the $10.0 million Exchangeable Note into common shares of the Company.  See Note 13 – Subsequent Events.

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

Based on the combination of the Black-Scholes-Merton valuation technique and the Monte Carlo simulation, the Warrant was valued at $624,612 at time of issuance.   The amount was recorded as a discount to the Exchangeable Note in the liabilities section and as additional paid-in capital in the Stockholders’ Equity section of the Consolidated Balance Sheets.  The debt discount is accreted as interest expense periodically over the term of the Exchangeable Note.  Accretion expense for the years ended December 31, 2010 and 2009 was $185,847 and $396,593, respectively.

The Company incurred approximately $0.5 million in direct costs in connection with entering into the transactions with Dart Energy.  These direct costs were allocated between the Exchangeable Note and the Warrant in proportion to their respective fair values at time of issuance.  The costs related to the Warrant were recorded as an offset to the value of the Warrant in paid-in capital.  The costs related to the Exchangeable Note were capitalized as deferred financing costs and amortized based on the effective interest method over the term of the Exchangeable Note.  The objective of that method is to arrive at a periodic interest cost which represents a level effective rate over the term of the Exchangeable Note on its face amount reduced by the unamortized discount and expense at the beginning of the period.  The effective interest rate for the Exchangeable Note as calculated is 11.64% per annum.  Amortization expense for the years ended December 31, 2010 and 2009 was $138,090 and $294,682, respectively.

4.  Statements of Cash Flows

We use the indirect method to present cash flows from operating activities. Cash paid for interest expense and income taxes for 2010, 2009, and 2008 was zero.  Other supplemental cash flow information for 2010, 2009 and 2008, is presented as follows (in thousands):

	2010	2009	2008
Non-cash transactions:
Amortization of deferred financing costs	$324	$692	$-
Issuance of common stock to pay consulting expenses	-	-	14
Non-cash share-based compensation	659	1,165	(279)

5.  Unevaluated Oil and Gas Properties

All of the Company's oil and gas properties are located in the PRC.  The costs associated with our unevaluated oil and gas properties include the following (in thousands):

	At December 31,
	2010	2009
Unproved leasehold costs	$275	$275
Unevaluated exploratory well costs	49,819	34,146
	50,094	34,421

Unproved Property Costs. Unproved leasehold costs are composed of amounts we paid to the PRC's Ministry of Commerce ("MOC") and the China United Coalbed Methane Corporation ("CUCBM") pursuant to a PSC we entered into in 2002 with CUCBM to acquire the mineral rights in the Enhong and Laochang areas in the Yunnan Province.

Unevaluated Well Costs.  Unevaluated well costs include only suspended well costs which are direct exploratory well costs pending determination of whether proved reserves have been discovered. Accounting guidance regarding capitalization of suspended well costs is provided by FASB ASC Topic 932.  FASB ASC 932 addresses whether there are circumstances under the successful efforts method of accounting for oil and gas producing activities that would permit the continued capitalization of exploratory well costs beyond one year, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are under way or firmly planned for the near future.  Capitalization of costs should be continued beyond one year in cases where reserves for the project are not yet proven, but the Company demonstrates sufficient continuing progress toward assessing those reserves.  For the capitalized costs at December 31, 2010, our assessment indicated that our current work programs demonstrated our efforts in making sufficient continuing progress toward assessing the reserves in the areas for which the costs were incurred. Therefore, we have continued to capitalize these costs.

The following table provides an aging of capitalized exploratory well costs based on the date the costs were incurred and the number of related wells for which these exploratory well costs have been capitalized for a period greater than one year (in thousands, except number of projects):

	At December 31,
	2010	2009
Unevaluated exploratory well costs that have been capitalized for a period of one year or less	$15,673	$3,584
Unevaluated exploratory well costs that have been capitalized for a period greater than one year (1)	34,146	30,562
Total unevaluated exploratory well costs	$49,819	$34,146

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	1	1

(1)   Costs related to our exploratory project in the Shouyang Block in the Shanxi Province.

The following table reflects the net changes in capitalized exploratory well costs during 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Beginning balance at January 1	$34,146	$30,562	$31,539
Additions to unevaluated exploratory well costs pending the determination of proved reserves	15,673	3,584	6,930
Reclassifications of wells, facilities, and equipment based on the determination of proved reserves	-	-	-
Unevaluated exploratory well costs charged to expense	-	-	(7,907	)(1)
Ending balance at December 31	$49,819	$34,146	$30,562

(1)
During 2008, we determined that $7.9 million of unevaluated exploratory well costs incurred previously no longer met the requirements for continued capitalization.  Accordingly, we charged this amount to exploration costs.  The amount includes $7.0 million related to the FCC-HZ02 well in the Shouyang project.

6.  Asset Retirement and Environmental Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Carrying amount at beginning of period	$339	$-
Liabilities incurred	105	339
Liabilities settled	-	-
Accretion	47	-
Revisions	-	-
Foreign currency translations	-	-
Carrying amount at end of period	$491	$339

Current portion	$-	$-
Noncurrent portion	$491	$339

7.  Other Fixed Assets

Other fixed assets, net include the following (in thousands):

	At December 31,
	2010	2009
Other fixed assets	$1,314	$984
Accumulated depreciation	(677)	(504)
Other fixed assets, net	$637	$480

Other fixed assets include leasehold improvements, equipment and furniture.  Depreciation expense for the years ended December 31, 2010, 2009, and 2008 was approximately $177,000, $182,000, and $171,000, respectively.

8.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows (in thousands):

	At December 31,
	2010	2009
Deferred tax assets:
Net operating loss	$4,411	$3,210
Accrued expense and other	-	-
Stock-based compensation	604	529
Total deferred tax assets	5,015	3,739
Total deferred tax liabilities	(2)	(12)
Net deferred tax assets	$5,013	$3,727

Net deferred tax assets	$5,013	$3,727
Less: valuation allowance	(5,013)	(3,727)
	$-	$-

Net operating loss, which can be carried forward for federal income tax purposes, was estimated to be approximately $12.9 million and $9.4 million at December 31, 2010 and 2009, respectively.  The management has determined that the NOL will be unlikely utilized before its expiry beginning in the year 2016.  Accordingly, full valuation allowance is provided to comply with the provisions of FASB ASC Topic 740, Income Taxes (“ASC 740”).

Income taxes for financial reporting purposes differed from the amounts computed by applying the statutory federal income tax rates because Bermuda has no income tax that would apply to FEEB, and because of our recording of the valuation allowance for the losses generated by us. The net increase in the valuation allowance for the year ended December 31, 2010 was $1.3 million.  The net increase in the valuation allowance for the year ended December 31, 2009 was $1.3 million.  The increase for each year was primarily attributable to the net operating losses generated.

ASC 740 prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in our consolidated statements of income. There were no unrecognized tax benefits as of the date of adoption.  There are no unrecognized tax benefits that if recognized would affect the tax rate for the year ended December 31, 2010. There is no interest or penalties recognized as of the date of adoption or for the year ended December 31, 2010.

The Company files income tax returns in the U.S. Federal jurisdiction and State of Texas.  The 2007 through 2010 tax years generally remain subject to examination by federal and state tax authorities.

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

Shouyang Production Sharing Contract.  We are the operator under a PSC entered into with CUCBM to develop the Shouyang Block in the Shanxi Province.  The term of the Shouyang PSC consists of an exploration period, a development period and a production period. During the exploration period, we hold a 100% participating interest in the properties, and we must bear all exploration costs for discovering and evaluating CBM-bearing areas. If any CBM field is discovered, the development costs for that CBM field will be borne by us and CUCBM in proportion to the respective participating interests. At that time, we will recover that share of the up-front exploration costs allocable to our Chinese partner through a gradual cost recovery mechanism.  The exploration period is divided into three phases called Phase I, Phase II and Phase III.  We have completed our Phase I,  Phase II and Phase III work program obligations under the PSC, and continue pilot development and exploration activities in Phase III until we transfer into the development period.  During the third quarter of 2009, the MOC approved a modification agreement to extend Phase III of the exploration period for the Shouyang PSC to June 30, 2011 from June 30, 2009.

Under the Shouyang PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements.  Our minimum exploration expenditure requirement is based on the minimum exploration expenditure requirements of CUCBM established by the Ministry of Land and Resources ("MLR").  The MLR sets its requirements by applying a minimum expenditure per square kilometer to the total acreage encompassed by each PSC.  The annual minimum exploration expenditure requirement is approximately $3.0 million in the aggregate for the Shouyang PSC based on the currency exchange rate between the U.S. Dollar and the Chinese RMB as of December 31, 2010.  Previously, the expenditures in a prior year that exceeded the minimum expenditure requirement could be carried over and applied to expenditure requirements for the following year.  Pursuant to a modification agreement governing our Shouyang PSC that was entered into in 2009, the portion of the exploration expenditures which exceeds the current year's minimum exploration expenditure requirement can no longer be carried forward toward the satisfaction of the subsequent year's minimum requirement. These expenditure requirements are denominated in the RMB and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the Chinese RMB. Exploration expenditures in the Shouyang Block have already exceeded the minimum 2010 expenditure requirement for the Shouyang PSC by a large margin.  The MLR minimum expenditure requirements are a significant factor that influences the Company's exploration work program. Under the Shouyang PSC, we are required to pay certain fees totaling $0.5 million in 2010, which count toward the satisfaction of the 2010 minimum exploration expenditure requirements.  These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits.

Qinnan Production Sharing Contract.  We are the operator under a PSC with China National Petroleum Company ("CNPC"), the successor to CUCBM, to develop the Qinnan Block in the Shanxi Province.  The term of the Qinnan PSC consists of an exploration period, a development period and a production period. During the exploration period, we hold a 100% participating interest in the properties, and we must bear all exploration costs for discovering and evaluating CBM-bearing areas. If any CBM field is discovered, the development costs for that CBM field will be borne by us and CUCBM in proportion to the respective participating interests. At that time, we will recover that share of the up-front exploration costs allocable to our Chinese partner through a gradual cost recovery mechanism.  The exploration period is divided into three phases called Phase I, Phase II and Phase III.  We have completed our Phase I, Phase II and Phase III work program obligations under the PSC, and continue pilot development and exploration activities in Phase III until we transfer into the development period.

Although the Qinnan PSC does not expire until July 31, 2032, the stated date for expiration of the exploration period for the Qinnan PSC occurred on June 30, 2009. We are continuing to pursue an extension of the exploration period of the Qinnan PSC, but we cannot be optimistic at this time. The Company believes the underlying exploration period should be extended due to events beyond its reasonable control, namely the lengthy transfer of rights taking place from CUCBM to CNPC.  At CNPC’s request, we have provided certain operational and financial information about our Company to assist them in the decision making process as to whether to recognize an extension of the exploration period in Qinnan.  CNPC has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008.  We have also provided to CNPC at their request our work plan for 2010 for Qinnan.  In January 2011, we received a formal notice from CNPC that it has purportedly received all Chinese approvals with respect to the transfer and has requested we execute a modification agreement to confirm CNPC as our Chinese partner company for the Qinnan PSC.  Currently, the modification agreement is under review and discussion.  There can be no assurance that we will be successful in extending the exploration period of the Qinnan PSC or that a new PSC will be granted, and we cannot be optimistic at this time. Additionally, in connection with obtaining this extension or a new PSC, we may be required to commit to certain expenditures or to modify the terms or respective ownership interests and/or acreage in the applicable PSC. However, if we are unable to secure sufficient funds to commit to these expenditures, it may adversely affect our ability to extend the Qinnan PSC.

Under the Qinnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements.  As with the Shouyang PSC, our minimum exploration expenditure requirement is based on the minimum exploration expenditure requirements of CNPC  established by the MLR.  The MLR sets its requirements by applying a minimum expenditure per square kilometer to the total acreage encompassed by each PSC.  The annual minimum exploration expenditure requirement under the Qinnan PSC is approximately $3.5 million in the aggregate based on the currency exchange rate between the U.S. Dollar and the Chinese RMB as of December 31, 2010.  These expenditure requirements are denominated in the RMB and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the Chinese RMB.  Because the stated expiration date for the exploration period for the Qinnan PSC occurred on June 30, 2009, and we have not yet received an extension, we have substantially curtailed our expenditures associated with the Qinnan Block pending receipt of an extension, should one ultimately be granted.

Under the PSCs, we are required to make the following yearly payments to our Chinese partner companies.  As indicated below, certain amounts may change from year to year.

	Shouyang PSC		Qinnan PSC
Exploration Period
Salary and Benefit
2010	206,844		143,100
2011	219,255	(1)	143,100
Exploration Permit Fee	140,136		165,529
Training Fee	60,000		60,000
Assistance Fee	50,000		50,000

Development & Production Period
Signature Fee (2)	150,000		150,000
Training Fee	150,000		150,000
Assistance Fee	120,000		120,000

(1)  The increase from 2010 to 2011 is due to the 6% increase of standard amount of the CUCBM's professionals’ salary and benefit under the amended Shouyang PSC. The salary and benefits for CUCBM professionals during the development and production periods is to be determined by negotiation with CUCBM.
(2)  Due within 30 days after first approval of the ODP following the exploration period.

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

During the exploration period, we must bear all exploration costs for discovering and evaluating CBM-bearing areas.  Our work commitment to complete Phase II consists of drilling 7 exploratory wells and fracturing and test producing a 5-well pilot in the Laochang sub-block (including one vertical well and four deviated wells).    In December 2010 we mobilized a drilling company to fracture stimulate 5 wells that we had drilled to test the number 7+8 and number 19 coal seams.  These two seams have good gas content based on lab analysis and significant thickness to merit testing for commercial production.  Stimulation operations were completed on January 19, 2011 and the frac company was demobilized from the field.  Completion operations were started, however bad weather prevented the equipment from reaching the field in time to put the wells on production before the Chinese New Year holiday.  Therefore, operations were suspended until February 15 to allow for the roads to improve and the crews to return from the holiday.  We have production equipment in the field ready to finish completion operations and begin production testing of these 5 wells. These wells began production testing before the end of February.  Production monitoring operations are being conducted by the same company that monitors the Shouyang Block production.   The dewatering operation is planned to start in late March 2011.

Under the Yunnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements.  Our minimum exploration expenditure requirements for the blocks subject to the PSC are based on the minimum exploration expenditure requirements of CUCBM established by the MLR.  The MLR sets its requirements by applying a minimum expenditure per square kilometer to the total acreage encompassed by the PSC.  The annual minimum exploration expenditure requirement is approximately $1.6 million in the aggregate, based on the currency exchange rate between the U.S. Dollar and the Chinese RMB as of December 31, 2010.  Pursuant to a modification agreement governing our Yunnan PSC that was entered into in 2009, the portion of the exploration expenditures which exceeds the current year's minimum exploration expenditure requirement can no longer be carried forward toward the satisfaction of the subsequent year's minimum requirement.  Our 2009 exploration expenditure and the cumulative amount carried forward from 2008 amounted to approximately $1.5 million. Therefore, we were approximately $0.1 million short of the requirement.  For 2010, our exploration expenditure exceeded the minimum requirement, including the shortage from 2009.   These requirements are denominated in the RMB, and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the Chinese RMB.  The MLR minimum expenditure requirements are a significant factor that influences the Company's exploration work program.  Under the Yunnan PSC, we are required to pay certain fees totaling $0.4 million in 2010, which are counted toward the satisfaction of the 2010 minimum exploration expenditure requirements. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits.  Based on the modification agreement, the unfulfilled exploration work commitment will be added to the minimum exploration work commitment for the following year.  If the Company terminates the Yunnan PSC and there exists an unfulfilled balance of the minimum exploration work commitment, the Company will be required to pay the balance to CUCBM.

Minimum Commitments.  At December 31, 2010, total minimum commitments from long-term non-cancelable operating leases and other purchase obligations are as follows (in thousands):

Amount
2011	$18,645
2012 - 2013	127
2014 - 2015	60
2016 and beyond	491
Total minimum commitments	$19,323

10.  Employee Savings Plan

At December 31, 2010, we maintained a defined contribution plan covering all of our U.S. employees. Employees participating in the plan may select from several investment options. We match the participant's contribution up to a maximum of four percent of the participant's salary. The amounts contributed by the participants and us vest immediately. We expensed $50,000, $40,000, and $48,000 under this plan for 2010, 2009 and 2008, respectively.

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

During 2010, the Company awarded 315,000 nonvested shares under the 2005 Plan to employees as retention bonuses.  During the first half of 2009, we awarded options to purchase up to 1,686,000 shares of our common stock and 1,190,000 shares of nonvested stock under the 2005 Plan to employees and members of the board of directors, and options to purchase up to 220,000 shares of our common stock and 100,000 shares of nonvested stock outside the 2005 Plan to a new employee and consultants. At the annual general meeting of stockholders of the Company held on July 15, 2009, the Company's stockholders approved an amendment to the 2005 Plan which increased the number of shares of common stock issuable from 7,500,000 shares to 12,500,000 shares and increased the number of shares of common stock that may be granted as restricted stock (shares of nonvested stock), restricted stock units or any other stock-based awards from 2,400,000 to 3,900,000 shares.  Since the amendments were approved, we have not awarded any options to purchase our common stock or other full-valued stock-based award.  As of December 31, 2010, we had 6,070,666 shares available for awards under the 2005 Plan, of which 1,669,833 shares could be issued as shares of nonvested stock or other full-valued stock-based awards.

In the fourth quarter of 2008, we reviewed the data we utilized to determine our estimated forfeiture rates for the share based awards.  The estimated forfeiture rates were used in the calculations of the share based compensation costs.  The data indicated that most of the estimated forfeiture rates should be increased.  Consequently, we adjusted certain previously recognized compensation costs to reflect the higher estimated forfeiture rates.  As a result, we reduced the compensation costs by approximately $2.1 million.  The following table summarizes share based compensation costs recognized under ASC 718 for 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
General and administrative	$532	$930	$(621)
Exploration costs	127	235	342
Tax benefit	-	-	-
Total share-based compensation costs, net of tax	$659	$1,165	$(279)

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

No stock options were granted during 2010. Compensation expenses for the stock option grants determined under ASC 718 for 2009 and 2008 were calculated using the Black-Scholes option pricing model with the following assumptions:

	Actual 2009	Actual 2008
Dividend yield	0%	0%
Expected volatility	85 - 89%	77 - 82%
Risk-free interest rate	1.5 - 1.7%	2.5 - 3.1%
Expected life of options (years)	5.5 - 6	5.5 - 6
Weighted average fair value per share at grant date	$0.17	$0.44

  The following table summarizes stock option transactions for 2010:

	2010
	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	9,952,167	$1.14
Granted	-	-
Exercised	(100,000)	0.31
Canceled	(316,667)	0.82
Forfeited	(420,000)	0.63
Expired	(40,000)	2.00
Outstanding at end of year	9,075,500	1.18	5.23	$635,000
Options exercisable at end of year	7,620,667	$1.32	4.73	$355,000

The total intrinsic value of options exercised during 2010 was $12,000. Approximately $31,000 of cash was received from the exercise of options during 2010.   No options were exercised during 2009 or 2008.

A summary of options outstanding as of December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.28 to $0.45	1,296,000	8.21	$0.28	858,667	$0.36
$0.46 to $0.70	2,901,500	6.02	0.67	1,931,000	0.67
$0.71 to $0.99	683,000	6.37	0.81	636,000	0.80
$1.00 to $1.99	850,000	4.33	1.21	850,000	1.21
$2.00 to $2.37	3,345,000	3.39	2.04	3,345,000	2.04
	9,075,500	5.23	1.18	7,620,667	1.31

The following table summarizes activity in shares of nonvested stock for 2010:

	Shares of Nonvested Stock	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,354,000	$0.40
Granted	315,000	0.44
Vested	(670,469)	0.43
Forfeited	(63,333)	0.38
Withheld for Taxes	(156,115)	0.52
Outstanding at end of year	779,083	0.37

The fair value of restricted stock that vested during the years ended December 31, 2010, 2009 and 2008 was approximately $379,000, $82,000 and $420,000, respectively, based on the closing prices on the dates of vesting.  At December 31, 2010, we had approximately $0.3 million in total unrecognized compensation cost related to share-based compensation, of which $0.2 million was related to shares of nonvested stock grants and was recorded in unearned compensation on our consolidated balance sheets.  This cost is expected to be recognized over a weighted average period of 1.59 years at December 31, 2010.

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

Shelf Registration. In September 2009, we filed with the SEC a shelf registration statement on Form S-3 for the offer and sale from time to time up to $75 million of our debt and equity securities.  The amount available under the registration statement at March 16, 2011 was approximately $9.0 million.

Issuances of Common Stock and Warrants.  The table below summarizes placements of our shares of common stock and warrants since the inception of the Company and warrants outstanding at December 31, 2010:

	Shares				Warrants Outstanding
	Common		Proceeds		at December 31, 2010
	Stock	Warrant	Gross	Net	Amount	Exercise Price	Expiration

Company Formation	40,500,000	-	$53,000	$53,000	-	-	-
Shares issued
2002	5,250,500	-	3,413,000	3,051,000	-	-	-
2003	10,595,961	8,903,270	6,607,000	5,382,000	-	-	-
2004	18,186,471	11,042,215	15,962,000	14,621,000	-	-	-
2005	14,893,292	150,000	13,404,000	12,469,000	-	-	-
2006	25,514,511	-	25,881,000	24,953,000	-	-	-
2007	11,485,452	4,019,908	15,000,000	14,814,000	4,019,908	$2.61	Aug 2012
2008 (1)	24,000,000	8,400,000	12,000,000	11,808,000	8,400,000	$1.00	May 2013
2009 (2)	11,558,645	12,043,458	14,900,855	13,898,173	4,623,458	$1.25	Dec. 2014
2010 (3)	117,170,416	4,951,616	39,831,749	37,036,759	4,951,616	$0.54 - $0.80	2014 & 2015
	279,155,248	49,510,467	147,052,604	138,085,932	21,994,982

(1) Registered offering completed in the second quarter of 2008.  The warrants will terminate on the earlier of expiration date indicated or the date fixed for redemption under the warrant agreement.  We may redeem the warrants if the shares of the Company's common stock trade at a price equal to or in excess of $2 per share for fifteen or more consecutive trading days.
(2) On March 13, 2009, FEEB issued an Exchangeable Note, $10 million principal amount, to Dart Energy for $10 million cash.  In addition, Dart Energy received warrants to purchase 7,420,000 shares of common stock, which expired in December 2009.  A registered offering was completed in the fourth quarter of 2009.  The warrants will terminate on the earlier of expiration date indicated or the date fixed for redemption under the warrant agreement.  We may redeem the warrants if the shares of the Company's common stock trade at a price equal to or in excess of $1.875 per share for fifteen or more consecutive trading days.
(3) Registered offering completed in March 2010.  Warrants to purchase up to 4.9 million shares of common stock were issued.  The warrants issued to the investors in the offering expire on March 11, 2015 and the warrants issued to the placement agent expire on November 4, 2014.  Another Registered offering completed in August 2010.  No warrants were issued in the August offering.

Basic and Diluted Shares Outstanding.  Our basic and diluted numbers of shares outstanding in each of the three years presented were the same because we had net losses.  There were (1) 9,075,500, 9,952,167, and 11,320,500 options as of December 31, 2010, 2009 and 2008, respectively; and (2) 21,994,982, 17,241,680, and 12,618,222 warrants as of December 31, 2010, 2009 and 2008, respectively.

Resale Restrictions.  On December 31, 2010, we had 291,202,928 shares of common stock outstanding, of which 5,170,976  shares, or 1.8%, were subject to resale restrictions.

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

Stock Subscription Receivable. In December 2009, we completed a transaction for the sale of 11.6 million shares of our common stock and warrants to purchase up to 4.6 million shares of our common stock for total net proceeds of $4.3 million under our shelf registration.  Stock subscription receivable at December 31, 2009 was $275,000, which was  received on January 5, 2010.

Warrants. The following table summarizes warrant transactions for the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008
Outstanding at beginning of year	17,241,680	12,618,222	4,368,222
Issued related to Current year's share placements	4,951,616	12,043,458	8,400,000
Exercised	-	-	-
Expired	(198,314)	(7,420,000)	(150,000)
Outstanding at end of year (1)	21,994,982	17,241,680	12,618,222

(1)	The same amount of shares of our common stock authorized was reserved for the exercise of the warrants.

Stock Options. In May 2005, our stockholders approved the 2005 Plan, which permits the granting of incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, consultants and members of the board of directors.  At the annual general meeting of stockholders of the Company held on July 15, 2009, the Company's stockholders approved an amendment to the 2005 Plan which increased the number of shares of common stock issuable from 7,500,000 shares to 12,500,000 shares and increased the number of shares of common stock that may be granted as nonvested stock, nonvested stock units or any other stock-based awards from 2,400,000 to 3,900,000 shares.  Since the amendments were approved, we have not awarded any options to purchase our common stock or other full-valued stock-based award.  Our shareholders voted in December 2007 to add 4,000,000 shares of common stock to the 2005 Plan.

During 2010, the Company awarded 315,000 nonvested shares under the 2005 Plan to employees as retention bonuses.  During the first half of 2009, we awarded options to purchase up to 1,686,000 shares of our common stock and 1,190,000 shares of nonvested stock under the 2005 Plan to employees and members of the board of directors, and options to purchase up to 220,000 shares of our common stock and 100,000 shares of nonvested stock outside the 2005 Plan to a new employee and consultants.

The following table summarizes stock option transactions for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of year	9,952,167	$1.14	11,320,500	$1.25	9,965,000	$1.36
Granted	-	-	1,906,000	0.40	2,604,500	0.65
Exercised	(100,000)	0.31	-	-	-	-
Canceled	(316,667)	0.82	-	-	(125,133)	1.04
Forfeited	(420,000)	0.63	(433,333)	0.54	(543,867)	1.09
Expired	(40,000)	2.00	(2,841,000)	1.16	(580,000)	0.65
Outstanding at end of year	9,075,500	1.18	9,952,167	1.14	11,320,500	1.25

Options exercisable at end of year	7,620,667	1.32	6,636,167	1.41	8,085,467	1.43

13.  Subsequent Events

Exchangeable Note Conversion.  As previously disclosed in Footnote 3 – Transactions with Dart Energy, Dart Energy has exercised its right to exchange a total of $6.8 million in principal amount under the $10.0 million Exchangeable Note for 14,315,789 shares of Common Stock in the aggregate through the following series of transactions:

Date Shares Issued	Principal Amount Exchanged	Shares of Common Stock Issued	Principal and Interest Remaining After Issuance

February 1, 2011	$4,000,000	8,421,053	$7,051,111
February 24, 2011	2,800,000	5,894,736	4,283,111
	$6,800,000	14,315,789

Dart Energy has informed the Company that it has sold all of the acquired shares through block trades with institutional investors.

The parties have agreed to extend the remaining balance of the exchangeable note of $3.2 million plus approximately $1.1 million in accrued interest to a new maturity date of September 15, 2011.  Interest will continue to accrue on the remaining principal balance at the original 8% annual rate.

Registered Direct Placement.  On March 16, 2011, we completed a transaction for the sale of 34.9 million shares of our common stock at $0.5025 per share for gross proceeds of $17.5 million under our shelf registration.  The amount available under the registration statement at March 16, 2011 was approximately $9.0 million.

Gas Sales.  The in-field gathering system and compression equipment were connected to the pipeline in early January 2011.  After completion of that process, low level gas flow commenced  in January with initial testing of the gathering system in January.  Gas sales were interrupted while SPG completed testing and commissioning of equipment related to our first stage compressor sites as well as installation of sales volume meters.  That work was completed and formal gas flow and sales  re-commenced in mid-March 2011.  Until our second stage compressors are commissioned, the maximum gas volume that can be moved through the system is 20,000 cubic meters, or approximately 700,000 cubic feet per day.  SPG and Far East are now working to commission FEEB’s second stage compressors (this task is expected to be completed by mid-April), at which time higher gas volumes can be moved.  Sales volumes are also constrained by relatively low production from the wells currently connected to the gathering system.  As commissioning of the aforementioned elements is completed and recently drilled wells are fracture stimulated and gathered into our present system, this should provide for routine daily gas sales at higher volumes.  The gross gas production for the first quarter 2011 was approximately 63 million cubic feet.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Quarterly Financial Information (In Thousands, Except Per Share Data):

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
2010
Revenues	$-	$-	$-	$-	$-
Total expenses	3,232	3,297	3,188	5,014	14,731
Net loss	(3,524)	(3,614)	(3,587)	(5,448)	(16,173)

Basic and diluted
- Earnings per share	$(0.02)	$(0.02)	$(0.02)	$(0.02)	$(0.07)
- Weighted average shares outstanding	176,407	185,609	228,123	291,203	220,671

2009
Revenues	$-	$-	$-	$-	$-
Total expenses	3,109	3,506	3,343	2,916	12,874
Net loss	(3,161)	(3,775)	(3,627)	(3,192)	(13,755)

Basic and diluted
- Earnings per share	$(0.02)	$(0.02)	$(0.02)	$(0.02)	$(0.08)
- Weighted average shares outstanding	161,301	162,370	162,582	162,730	162,251

SCHEDULE II

FAR EAST ENERGY CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2010, 2009 and 2008
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at End of Period
2010 deferred tax valuation allowance	$3,727	$1,286	$-	$-	$5,013
2009 deferred tax valuation allowance	2,436	1,291	-	-	3,727
2008 deferred tax valuation allowance	2,789	(353)	-	-	2,436

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

Management's Report on Internal Control over Financial Reporting

Management's report on internal control over financial reporting as of December 31, 2010 is included on page 47 of this report. Additionally, our independent registered public accounting firm, JonesBaggett LLP, that audited our consolidated financial statements included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2010, which is included on page 49 of this report.

Changes in Internal Controls

In connection with the evaluation described above, our management, including our Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding our executive officers has been presented under “Executive Officers” included in Item 1. “Business,” above.

Reference is made to the sections entitled “Election of Directors” "Corporate Governance" and “Consideration of Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our 2011 Annual Meeting of Stockholders, which sections are incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

Reference is made to the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,”  "Compensation Committee Interlocks and Insider Participation," “Report of the Compensation Committee,” and "Directors' Compensation" of our Proxy Statement for our 2011 Annual Meeting of Stockholders, which sections are incorporated herein by reference. The portion of the incorporated material from the Report of the Compensation Committee and references to the independence of directors are not deemed to be “soliciting material” or “filed” with the SEC, are not subject to the liabilities of Section 18 of the Exchange Act and shall not be deemed incorporated by reference into any of the filings previously made or made in the future by our company under the Exchange Act or the Securities Act of 1933, as amended (except to the extent our company specifically incorporates any such information into a document that is filed).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the section entitled “Security Ownership” “Equity Compensation Plan Information” of our Proxy Statement for its 2011 Annual Meeting of Stockholders, which section is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the section entitled "Certain Relationships and Related Transactions, and Director Independence” of our Proxy Statement for our 2011 Annual Meeting of Stockholders, which section is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the section entitled “Independent Registered Public Accounting Firm Fee Information” of our Proxy Statement for our 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements.

Our consolidated financial statements are included in Part II, Item 8 of this report:

2.	Financial statement schedules and supplementary information required to be submitted.

Schedule II — Valuation and qualifying accounts.	73

Schedules other than that listed above are omitted because they are not applicable.

3.	Exhibits

A list of the exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index beginning on page 78 of this report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2011.

FAR EAST ENERGY CORPORATION

By:	/s/ Michael R. McElwrath
Michael R. McElwrath
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities with Far East Energy Corporation indicated and on March 30, 2011.

	Signature	Title

	/s/ Michael R. McElwrath	Chief Executive Officer,
	(Michael R. McElwrath)	President and Director (Principal Executive Officer)

	/s/ Bruce N. Huff	Chief Financial Officer
	(Bruce N. Huff)	(Principal Financial and Accounting Officer)

	* Donald A. Juckett	Chairman of the Board
(Donald A. Juckett)

	* William A. Anderson	Director
(William A. Anderson)

	* C. P. Chiang	Director
(C. P. Chiang)

	* Thomas E. Williams	Director
(Thomas E. Williams)

	* John C. Mihm	Director
(John C. Mihm)

	* Lucian L. Morrison	Director
(Lucian L. Morrison)

*	By: /s/ Bruce N. Huff
(Bruce N. Huff)
(Attorney-in-fact for persons indicated)

INDEX OF EXHIBITS

Exhibit Number	Description
3.1
Articles of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 17, 2005 and incorporated herein by reference).
4.1	Articles of Incorporation of the Company, as amended (included as Exhibit 3.1).
4.2	Amended and Restated Bylaws of the Company (included as Exhibit 3.2).
4.3	Specimen stock certificate (filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 and incorporated herein by reference).
4.4	Form of Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 27, 2007 and incorporated herein by reference).
4.5
Warrant Agreement, dated August 27, 2007, between the Company and Continental Stock Transfer & Trust Company (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 27, 2007 and incorporated herein by reference).

4.6	Form of Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 30, 2008 and incorporated herein by reference).
4.7
Warrant Agreement, dated May 30, 2008, between the Company and Continental Stock Transfer & Trust Company (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 30, 2008 and incorporated herein by reference).

4.8
Warrant, dated March 13, 2009, issued to Arrow Energy International Pte Ltd. (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 16, 2009 and incorporated herein by reference).

4.9
Exchangeable Note, dated March 13, 2009, by Far East Energy (Bermuda), Ltd. for the benefit of Arrow Energy International Pte Ltd (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 16, 2009 and incorporated herein by reference).

4.10
Letter agreement amending Exchangeable Note, dated October 6, 2009, between Far East Energy (Bermuda), Ltd. and Arrow Energy International Pte Ltd (filed as Exhibit 10.01 to the Company's Current Report on Form 8-K filed on October 7, 2009 and incorporated herein by reference).

4.11
Letter agreement amending Exchangeable Note, dated November 20, 2009, between Far East Energy (Bermuda), Ltd. and Arrow Energy International Ltd (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 23, 2009 and incorporated herein by reference).

4.12
Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (including the form of warrant) (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 22, 2009 and incorporated herein by reference).

4.13	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 9, 2010 and incorporated herein by reference).
4.14	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 9, 2010 and incorporated herein by reference).
10.1*
Amended and Restated Employment Agreement, dated December 23, 2004, between the Company and Michael R. McElwrath (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 28, 2004 and incorporated herein by reference).

10.2*
First Amendment to Amended and Restated Employment Agreement, dated April 16, 2007, between the Company and Michael R. McElwrath (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 19, 2007 and incorporated herein by reference).

10.3*
Second Amendment to Amended and Restated Employment Agreement, dated November 26, 2007, between the Company and Michael R. McElwrath (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 27, 2007 and incorporated herein by reference).

10.4*
Third Amendment to Amended and Restated Employment Agreement, dated March 7, 2008, between the Company and Michael R. McElwrath (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 13, 2008 and incorporated herein by reference).

10.5*
Fourth Amendment to Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Michael R. McElwrath (filed as Exhibit 10.72 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 and incorporated herein by reference).
10.6*
Fifth Amendment to Amended and Restated Employment Agreement, dated May 18, 2009, between the Company and Michael R. McElwrath (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 18, 2009 and incorporated herein by reference).

10.7*
Sixth Amendment to Amended and Restated Employment Agreement, dated December 7, 2010, between the Company and Michael R. McElwrath (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 13, 2010 and incorporated herein by reference).

10.8*
Amended and Restated Employment Agreement, dated June 9, 2010, between the Company and Bruce N. Huff (filed as Exhibit 10.75 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 8, 2010 and incorporated herein by reference).

10.9*
Amended and Restated Employment Agreement, dated October 1, 2008, between the Company and Andrew Lai (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on October 6, 2008 and incorporated herein by reference).

10.10*
First Amendment to Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Andrew Lai (filed as Exhibit 10.71 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 and incorporated herein by reference).

10.11*	Far East Energy Corporation 2005 Stock Incentive Plan (filed as Appendix A to the Company's Proxy Statement on Schedule 14A filed on December 13, 2010 and incorporated herein by reference).
10.12*
Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, between the Company and Michael R. McElwrath (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 28, 2004 and incorporated herein by reference).

10.13*
Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, between the Company and Michael R. McElwrath (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 28, 2004 and incorporated herein by reference).

10.14*
Nonqualified Stock Option Agreement, dated December 23, 2004, between the Company and Michael R. McElwrath (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on December 28, 2004 and incorporated herein by reference).

10.15*
Second Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, between the Company and Michael R. McElwrath (filed as Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 and incorporated herein by reference). The original option agreement was entered into on January 29, 2002.

10.16*
Second Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, between the Company and Michael R. McElwrath (filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 and incorporated herein by reference). The original option agreement was entered into on October 13, 2003.

10.17*
First Amendment to Non-Qualified Stock Option Agreement, dated December 19, 2008, between the Company and Michael R. McElwrath (filed as Exhibit 10.63 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 and incorporated herein by reference).

10.18*
Second Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Michael R. McElwrath (filed as Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 and incorporated herein by reference).

10.19*
Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Don Juckett (filed as Exhibit 10.68 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 and incorporated herein by reference).

10.20*
Stock Option Agreement, dated May 24, 2004, between the Company and John C. Mihm (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 and incorporated herein by reference).

10.21*
Stock Option Agreement, dated February 24, 2004, between the Company and Thomas Williams (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 and incorporated herein by reference).

10.22*
Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, between the Company and Thomas Williams (filed as Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 and incorporated herein by reference).

10.23*	Second Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Thomas Williams (filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K

for the year ended December 31, 2008 filed on March 30, 2009 and incorporated herein by reference).
10.24*
Third Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Thomas Williams (filed as Exhibit 10.66 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 and incorporated herein by reference).

10.25*
Non-Qualified Stock Option Agreement, dated October 1, 2007, between the Company and William A. Anderson (filed as Exhibit 10.52 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 7, 2007 and incorporated herein by reference).

10.26*
Non-Qualified Stock Option Agreement, dated January 9, 2008, between the Company and Lucian L. Morrison (filed as Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 and incorporated herein by reference).

10.27*
Form of Non-Qualified Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.73 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 and incorporated herein by reference).

10.28*
Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 and incorporated herein by reference).

10.29*
Form of Incentive Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 19, 2007 and incorporated herein by reference).

10.30*
Restricted Stock Agreement, dated December 27, 2007, between the Company and Michael R. McElwrath (filed as Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 and incorporated herein by reference).

10.31*
Restricted Stock Agreement, dated December 27, 2007, between the Company and Thomas E. Williams (filed as Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 and incorporated herein by reference).

10.32*
Form of Restricted Stock Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 23, 2007 and incorporated herein by reference).

10.33*	Form of Restricted Stock Agreement (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-148363) filed on December 27, 2007 and incorporated herein by reference).
10.34*	Form of Letter Agreement with the Company's non-employee directors (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 19, 2007 and incorporated herein by reference).
10.35
Production Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People's Republic of China, dated January 25, 2002, between China United Coalbed Methane Corp. Ltd. and the Company (filed as Exhibit 2(i) to the Company's Current Report on Form 8-K filed on February 11, 2002 and incorporated herein by reference).

10.36
Modification Agreement for Product Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People's Republic of China, dated October 20, 2005, between China United Coalbed Methane Corporation Ltd. and the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 26, 2005 and incorporated herein by reference).

10.37
Modification Agreement dated April 24, 2007 for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Enhong and Laochang Area in Yunnan Province, the People's Republic of China, dated December 3, 2002, between China United Coalbed Methane Corporation Ltd. and Far East Energy (Bermuda), Ltd. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 27, 2007 and incorporated herein by reference).

10.38
Modification Agreement for Production Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang Area, Yunnan Province, The People's Republic of China (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 27, 2009 and incorporated herein by reference).

10.39
Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Qinnan Area in Shanxi Province, Qinshui Basin, the People's Republic of China, dated April 16, 2002, between China United Coalbed Methane Corporation Ltd. and the Phillips China Inc. (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K filed on March 15, 2005 and incorporated herein by reference).

10.40
Application for the Extension of Phase Two of the Exploration Period under the Qinnan PSC, dated December 2, 2005, between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 14, 2006 and incorporated herein by reference).
10.41
Application for the Extension of Phase Two of the Exploration Period under the Qinnan PSC, dated March 16, 2006, between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 17, 2006 and incorporated herein by reference).

10.42
Approval Certificate from the Ministry of Foreign Trade and Economic Cooperation dated December 30, 2002 (filed as Exhibit 2(i) to the Company's Current Report on Form 8-K filed on January 13, 2003 and incorporated herein by reference).

10.43
Memorandum of Understanding, dated March 18, 2003, between Phillips China Inc. and the Company (filed as Exhibit 10.1 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 and incorporated herein by reference).

10.44
Farmout Agreement Qinnan PSC, dated June 17, 2003, between Phillips China Inc. and the Company (filed as Exhibit 10.2 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 and incorporated herein by reference).

10.45
First Amendment to Farmout Agreement Qinnan PSC, dated December 15, 2003, between Phillips China Inc. and the Company (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 and incorporated herein by reference).

10.46
Second Amendment to Farmout Agreement Qinnan PSC, dated December 17, 2004, between Phillips China Inc. and the Company (filed as Exhibit 10.01 to the Company's Current Report on Form 8-K filed on December 23, 2004 and incorporated herein by reference).

10.47
Third Amendment to Farmout Agreement Qinnan PSC, dated December 19, 2005, between ConocoPhillips China Inc. and the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2005 and incorporated herein by reference).

10.48
Assignment Agreement Qinnan PSC, dated June 17, 2003, between Phillips China Inc. and the Company (filed as Exhibit 10.4 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 and incorporated herein by reference).

10.49
Modification Agreement, dated April 24, 2007, for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Qinnan Area in Shanxi Province, Qinshui Basin, the People's Republic of China, dated April 16, 2002, by and among China United Coalbed Methane Corporation Ltd., ConocoPhillips China Inc. and Far East Energy (Bermuda), Ltd. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 27, 2007 and incorporated herein by reference).

10.50
Farmout Agreement Shouyang PSC, dated June 17, 2003, between Phillips China Inc. and the Company (filed as Exhibit 10.3 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 and incorporated herein by reference).

10.51
First Amendment to Farmout Agreement Shouyang PSC, dated December 15, 2003, between Phillips China Inc. and the Company (filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 and incorporated herein by reference).

10.52
Second Amendment to Farmout Agreement Shouyang PSC, dated December 17, 2004, between Phillips China Inc. and the Company (filed as Exhibit 10.02 to the Company's Current Report on Form
8-K filed on December 23, 2004 and incorporated herein by reference).

10.53
Third Amendment to Farmout Agreement Shouyang PSC, dated December 19, 2005, between ConocoPhillips China Inc. and the Company (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 21, 2005 and incorporated herein by reference).

10.54
Assignment Agreement Shouyang PSC, dated June 17, 2003, between Phillips China Inc. and the Company (filed as Exhibit 10.5 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 and incorporated herein by reference).

10.55
Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated December 2, 2005, between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.46 to Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 14, 2006 and incorporated herein by a reference).

10.56
Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated March 16, 2006, between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 17, 2006 and incorporated herein by reference).

10.57	Modification Agreement, dated April 24, 2007, for Production Sharing Contract for Exploitation of

Coalbed Methane Resources for the Shouyang Area in Shanxi Province, Qinshui Basin, the People's Republic of China, dated April 16, 2002, by and among China United Coalbed Methane Corporation Ltd., ConocoPhillips China Inc. and Far East Energy (Bermuda), Ltd. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 27, 2007 and incorporated herein by reference).

10.58
Modification Agreement for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Shouyang Area in Shanxi Province, Qinshui Basin, The People's Republic of China (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 27, 2009 and incorporated herein by reference).

10.59
English translation of Shouyang Project Coalbed Methane Purchase and Sales Contract, dated June 12, 2010, between China United Coalbed Methane Corporation, Ltd. and Shanxi Province Guoxin Energy Development Group Limited with Far East Energy (Bermuda), Ltd. as an express third party beneficiary (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 16, 2010 and incorporated herein by reference).

10.60
English translation of Letter agreement, dated June 12, 2010, between Far East Energy (Bermuda), Ltd. and China United Coalbed Methane Corporation, Ltd. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 16, 2010 and incorporated herein by reference).

10.61
Letter, dated June 11, 2010, from Far East Energy (Bermuda), Ltd. to China United Coalbed Methane Corporation, Ltd. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 16, 2010 and incorporated herein by reference).

10.62
Stock Subscription Agreement, dated August 24, 2007, between the Company and International Finance Corporation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 27, 2007 and incorporated herein by reference).

10.63
Stock Subscription Agreement, dated June 2, 2008, between the Company and International Finance Corporation (filed as Exhibit 10.64 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 6, 2008 and incorporated herein by reference).

10.64
Securities Purchase Agreement, dated March 13, 2009, among the Company, Far East Energy (Bermuda), Ltd., and Arrow Energy International Pte Ltd. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 16, 2009 and incorporated herein by reference).

10.65
Farmout Agreement, dated March 13, 2009, between the Company, Far East Energy (Bermuda), Ltd., and Arrow Energy International Pte Ltd. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 16, 2009 and incorporated herein by reference).

10.66
Placement Agency Agreement, dated August 20, 2010, between the Company and Macquarie Capital (USA), Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 20, 2010 and incorporated herein by reference).

21.1†	List of Subsidiaries of the Company.
23.1†	Consent of JonesBaggett LLP.
24.1†	Powers of Attorney.
31.1†	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
32.2††	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith
††	Furnished herewith