Form 10-K/A
period 2010-12-31
FAR EAST ENERGY CORP
filed 2011-04-29
CIK 1124024

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

The number of shares of common stock, par value $0.001 per share, outstanding as of April 28, 2011 was 342,224,857.

Documents incorporated by reference:  None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Far East Energy Corporation’s (the “Company”) Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2010, originally filed on March 30, 2011 (the “Original Filing”).  We are filing this Amendment to include the information required by Part III of the Annual Report and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of the Company’s fiscal year ended December 31, 2010.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment currently dated certifications under Section 302 of the Sarbanes-Oxley Act of 2002.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

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

- i -

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Board of Directors

The table below sets forth the names and ages of each of the members of our board of directors (the “Board”) and our executive officers, as well as the positions and offices held by such persons.

Name	Age	Position
Donald A. Juckett	66	Chairman of the Board
Michael R. McElwrath	59	President, Chief Executive Officer and Director
William A. Anderson	71	Director
C. P. Chiang	68	Director
John C. Mihm	68	Director
Lucian L. Morrison	74	Director
Thomas E. Williams	58	Director
Bruce N. Huff	60	Chief Financial Officer and Principal Accounting Officer (from April 19, 2010)

Set forth below is the business experience of each person set forth in the table above and, in the case of the directors, a brief description of the specific experience, qualifications and skills attributable to each of our directors that led the Board to its conclusion that the individual should serve as a director of the Company.

Donald A. Juckett has served as a director since May 2004 and as Chairman of the Board since August 5, 2009.  Dr. Juckett serves on the Compensation Committee of the Board. Dr. Juckett has more than fifteen years of experience in bilateral activities with Chinese state companies and Chinese government officials.  He has broad bilateral experience involving technology and energy policy agreements, representing the U.S. Department of Energy with many countries.  In November 2005, after retiring from the U.S. Department of Energy, Dr. Juckett established the Washington, D.C. Office of Geoscience and Energy for the American Association of Petroleum Geologists, the largest geosciences professional association in the world.  He continues serving as Founding Director for the AAPG, Washington office.  Prior to that, Dr. Juckett was self-employed as an industry consultant.  He served at the U.S. Department of Energy from 1988 until his retirement in 2003.  At his retirement, Dr. Juckett was Director of the Office of Natural Gas Import and Export Activities in the Office of Fossil Energy.  During his tenure with the Department, he served as a member of the Senior Executive Service and held positions as the Director of Natural Gas and Petroleum Technology, Director of the Office of Geoscience Research and Acting Deputy Assistant Secretary for Natural Gas and Petroleum Technology.  Dr. Juckett managed a portfolio of international projects, including technology bilateral agreements with China, Russia, Venezuela, Ukraine, Bangladesh, Canada and Mexico.  Beginning in 1998, Dr. Juckett played a leading role in establishing and managing the U.S./China Oil Gas Industry Forum.  In his technology management positions at the Department, he was responsible for research, development and technology transfer for both conventional and non-conventional oil and gas resources (including coalbed methane).  From 1974 to 1988, Dr. Juckett worked for Phillips Petroleum Company, now known as ConocoPhillips, Inc. in management positions, including responsibility for exploration technologies support of five worldwide divisions.  Those technology responsibilities ranged from geochemistry to satellite imagery.  Dr. Juckett earned a B.S. degree in chemistry from the State University of New York-Oswego and a Ph.D. in chemistry from the State University of New York-Albany.

The Board selected Dr. Juckett to serve as a director because of his extensive senior management experience in the international oil and gas industry and his experience in the U.S. Department of Energy involving international projects and agreements, as well as his fifteen years of experience in bilateral activities with Chinese state companies and Chinese government officials.  He brings extensive energy industry, international operations and management experience to the Board.

Michael R. McElwrath has served as the Company’s President and Chief Executive Officer since October 2003. He became a director in October 2003 and served as Chairman of the Board from October 2003 until January 2005. Mr. McElwrath also served as Secretary and Treasurer from October 2003 until March 2005. Mr. McElwrath has worked in or with the energy industry for over 30 years.  He was employed as Vice President of Hudson Highland (formerly known as TMP Worldwide, a parent company of Monster.com), an executive search firm, from 1999 until joining the Company in October 2003. He also served as Acting Assistant Secretary of Energy in the George H.W. Bush (41st President of the United States) Administration, Director of the National Institute for Petroleum and Energy Research, Director of British Petroleum’s outsourced exploration and production lab for the Americas and Deputy Assistant Secretary for Policy for the U.S. Department of Interior in the Reagan Administration. Prior to joining the Reagan Administration, Mr. McElwrath practiced oil and gas and corporate law for approximately ten years. Mr. McElwrath holds a J.D. from the University of Texas School of Law, as well as a B.A. from the Plan II Honors Program at the University of Texas. He is also a member of the Society of Petroleum Engineers, the Independent Petroleum Association of America, and the Texas Independent Producers and Royalty Owners Association.

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

William A. Anderson has served as a member of the Company’s Board since October 2007. Mr. Anderson is the chairman of the Audit Committee of the Board and has been designated as an “audit committee financial expert.” He also serves on the Compensation Committee of the Board. Mr. Anderson served as a consultant for Eastman Dillon Oil and Gas Association from 2006 through 2010. From 1989 through 2005, he was a founder and partner of Weller, Anderson & Co. Ltd., a full-service stock brokerage firm. Prior to founding Weller in 1989, Mr. Anderson held several senior executive positions, including President of HARC Technologies, President of Rainbow Pipeline Company, President of Farmers Oil Company, Chief Financial Officer of ENSTAR Corporation, and General Partner and Senior Vice President of Blyth, Eastman, Dillon & Co. Mr. Anderson has extensive corporate board experience, having served as a director, committee chairman and/or committee member for a number of organizations, including Rancher Energy Corp., Tom Brown, Inc., Equisales Associates, Inc., Dyson Corporation, NationsBank Houston, Northern Trust Bank of Texas, American Income Life Insurance Company, Wing Corporation and Seven J-Stock Farm, Inc. He holds an MBA from the Harvard Business School and a B.S. in Business Administration from the University of Arkansas.

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

John C. Mihm  has served as a director since May 2004. He served as Chairman of the Board from January 2005 through June 2007. Mr. Mihm currently serves on the Audit Committee and the Nominating and Corporate Governance Committee of the Board. He serves on the board of eProjectManagement and HNNG, a company involved in removing nitrogen from natural gas, and also serves as HNNG’s Chief Operating Officer. Mr. Mihm is the owner and President of JCM Consulting, PLLC, which provides services in the engineering, construction, and project management field. From 1964 until his retirement in 2003, Mr. Mihm worked for Phillips Petroleum Company, now known as ConocoPhillips, Inc., in various management positions, finally serving as Senior Vice President of Technology and Project Development. Mr. Mihm’s career includes over 20 years of work experience in China on offshore development and onshore coalbed methane exploration, working closely with China National Petroleum Corporation, China National Offshore Oil Corporation and SINOPEC on several joint ventures and employee development programs. He is a past board member of The Society of Petroleum Engineers and the ASME Foundation. Mr. Mihm is a registered professional engineer in Texas and Oklahoma. Mr. Mihm earned a B.S. degree in chemical engineering from Texas Tech University and serves on or has served on advisory boards at Texas Tech University, Oklahoma State University, University of Tulsa, University of Texas, Colorado School of Mines, Georgia Tech and University of Trondheim.

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

Lucian L. Morrison was appointed to the Board in January 2008.   Mr. Morrison is the chairman of the Compensation Committee of the Board. He also serves as a member of the Audit Committee of the Board and has been designated as an “audit committee financial expert.”  Mr. Morrison currently serves as a director, audit committee member, compensation committee member and investment committee member of Erie Indemnity Company.  Additionally, Mr. Morrison served as a director of Encore Trust Company from 2005 to 2007 and of Encompass Services, Inc. from 1997 to 2003.  He founded Heritage Trust Company in 1979 and served as its CEO until 1990 when he sold it to Northern Trust Bank of Texas.  He served as director and chairman of the Trust Committee of Northern Trust Bank of Texas from 1990 until 1992.  He co-founded Sentinel Trust Company in 1997 and continues to serve as a consultant to the company and its other founders, and a director and a member of the company’s investment committee.  From 1998 to 2002, he was chairman of Wing Corporation, a private exploration and production company.  Mr. Morrison serves as an independent trustee and consultant in trust, estate, probate and qualified plan matters and also manages oil and gas properties in Texas. He is also a development board member of the University of Texas Houston Health Science Center.  He holds a J.D. from the University of Texas School of Law, a graduate degree from the Southern Methodist University Southwestern Graduate School of Banking, Trust Division and a B.B.A. in Accounting from the University of Texas School of Business Administration.

The Board selected Mr. Morrison to serve as a director because of his experience in the financial industry, as well as his experience managing oil and gas properties.  Mr. Morrison qualifies as an audit committee financial expert and brings extensive financial expertise and experience to the Board, and also qualifies as an audit committee financial expert.

Thomas E. Williams has served as a director since February 2004. Mr. Williams is the chairman of the Nominating and Corporate Governance Committee of the Board and serves on the Audit Committee of the Board. Mr. Williams served as Chairman of the Board from June 2007 through August 2009.  He currently serves as Managing Director and President of Nautilus International LLC, an offshore drilling technology solutions provider, and is a consultant and advisor to Environmentally Friendly Drilling Project, a project Mr. Williams initiated in 2002.  From 2000 until 2007, Mr. Williams served as Vice President, Research and Business Development of Noble Technology Services, a wholly-owned subsidiary of Noble Corporation, a provider of diversified drilling and other services to the oil and gas industry. Mr. Williams also served as President of Maurer Technology Inc., a leading drilling R&D and engineering technology company and a wholly-owned subsidiary of Noble Corporation. He held senior executive positions at the U.S. Departments of Energy and Interior during the George H.W. Bush Administration from 1989 to 1993. From 1993 to 2000, he was Business Development Director at Westport Technology Center in Houston, an upstream oil and gas research company. He was a co-founder and served on the Board of Cementing Solutions, Inc., an oil and gas cementing services and technology company based in Houston, Texas. He has been in the oil and gas industry for over 30 years, having owned and operated an oil and gas exploration, production and consulting company prior to joining the Department of Energy. Mr. Williams has authored more than 100 energy publications, presentations and articles and serves on a number of oil and gas organizations, associations and boards including the Research Partnership to Secure Energy for America (RPSEA), Independent Petroleum Association of America, the Society of Petroleum Engineers, American Association of Drilling Engineers, DeepStar Consortium Contributors Advisory Board, Nautilus International, Petris Technologies and the Environmentally Friendly Drilling Consortium.  He has a B.S. degree in business from Campbellsville College.

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than ten percent stockholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us, we believe that all filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with for the year ended December 31, 2010.

Code of Ethics

We have adopted a code of ethics entitled “Code of Business Conduct,” which applies to all employees, including our chief executive officer, chief financial officer and principal accounting officer.  The full text of our Code of Business Conduct is published on our website, at www.fareastenergy.com, under the “Investor Relations” caption and is also available in print to any stockholder who requests a copy.  We intend to disclose future amendments to, or waivers from, certain provisions of this code on our website within four business days following the date of such amendment or waiver.
.
Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act and assists our Board of Directors and management in ensuring that we consistently act with integrity and accuracy in financial reporting.  The Audit Committee’s responsibilities include:

•	selecting and reviewing our independent registered public accounting firm and their services;

•	reviewing and discussing with appropriate members of our management, the audited financial statements, related accounting and auditing principles, practices and disclosures;

•	reviewing and discussing our quarterly financial statements prior to the filing of those quarterly financial statements;

•
establishing procedures for the receipt of, and response to, any complaints received regarding accounting, internal accounting controls, or auditing matters, including anonymous submissions by employees;

•	reviewing the accounting principles and auditing practices and procedures to be used for our financial statements and reviewing the results of those audits; and

•	monitoring the adequacy of our operating and internal controls as reported by management and the independent registered public accounting firm.

William A. Anderson is the chairman of the Audit Committee and the other members of the Audit Committee are John Mihm, Lucian L. Morrison and Thomas E. Williams.  The Board has determined that each member of the Audit Committee is independent within the meaning of the NYSE Amex Company Guide and satisfies the NYSE Amex listing standards financial sophistication requirements.  The Board has determined that both William A. Anderson and Lucian L. Morrison are “audit committee financial experts” as that term is defined under Item 407 of Regulation S-K.  The Board of Directors has adopted a written charter for the Audit Committee, and a current copy of the charter is available on our website at www.fareastenergy.com under the “Investor Relations” caption.

ITEM 11.  EXECUTIVE COMPENSATION

As a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, we have elected to follow scaled disclosure requirements for smaller reporting companies with respect to the disclosures required by Item 402 of Regulation S-K.  Under the scaled disclosure requirements, the Company is not required to provide a Compensation Discussion and Analysis, Compensation Committee Interlock and Insider Participation disclosure, Compensation Committee Report and certain other tabular and narrative disclosures relating to executive compensation.

COMPENSATION TABLES AND ADDITIONAL INFORMATION

     The following table sets forth a summary of compensation paid to our Chief Executive Officer, two other most highly compensated executive officers serving as executive officers at the end of 2010 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of 2010 (our “Named Executive Officers”) for the fiscal years ended December 31, 2010 and 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		Stock Awards (1)		Option Awards (1)	All Other Compensation		Total
Michael R. McElwrath	2010	$330,750	$255,000	(2)	$-		$-	$18,069	(6)	$603,819
President and Chief	2009	330,750	40,000		123,750		48,819	4,575		547,894
Executive Officer

Bruce N. Huff (3)	2010	203,125	151,250	(3),(4)	121,000	(3)	-	9,400	(6)	484,775
Chief Financial Officer	2009	106,250	10,000		13,750		20,270	4,650		154,920

K. Andrew Lai (5)	2010	70,375	-		-		-	7,284	(6)	77,659
Chief Financial Officer	2009	195,000	-		13,750		20,270	2,844		231,864
____________________
(1)
The amounts in this column reflect the value of stock or option awards, as applicable, granted to each Named Executive Officer as determined in accordance with FASB ASC Topic 718.  See Note 11 to the consolidated financial statements included in Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on March 30, 2011 for assumptions used in valuing these awards and the methodology for recognizing the related expense.  All options awards are for the purchase of our common stock.  Stock awards are grants of restricted stock with time-based vesting conditions.  The Company did not grant any option awards during 2010.  Mr. McElwrath did not receive any stock awards during 2010.

(2)	The bonus for Mr. McElwrath is for performance in 2010 and includes $40,000 paid during the year of performance, which is required under the terms of his employment agreement.
(3)
On April 19, 2010, the Company appointed Bruce N. Huff as Chief Financial Officer of the Company. In conjunction with his appointment, he was awarded a bonus of $50,000 and 275,000 shares of restricted stock under the Far East Energy Corporation 2005 Stock Incentive Plan.

(4)	Mr. Huff received a $101,250 bonus for performance in 2010, none of which was paid during the year of performance.
(5)	Mr. Lai resigned as Chief Financial Officer of the Company effective April 19, 2010.
(6)	Represents the cost of matching funds to the Named Executive Officer’s account in the Company’s defined contribution savings plan.

Narrative to Summary Compensation Table

Employment Agreements with Named Executive Officers

We have employment agreements with our Named Executive Officers, and those agreements are summarized below.

Agreement with Michael R. McElwrath.  On December 23, 2004, the Company entered into an amended and restated employment agreement with Mr. McElwrath.  On December 7, 2010, the Company amended the agreement by extending the term to October 13, 2013.  The employment agreement provides an annual base salary of not less than $236,250 per year and that Mr. McElwrath will be eligible to receive performance bonuses payable on or before the 13th of April and October of each year.  In addition, the employment agreement states that it will constitute Good Reason (as defined below) for purposes of Mr. McElwrath’s rights upon termination if the Company reduces Mr. McElwrath’s then-current annual base salary.

Unless further extended, the employment agreement for Mr. McElwrath terminates on October 13, 2013.  The employment agreement provides that if Mr. McElwrath is terminated by the Company for Cause (as defined below), the Company will pay his base salary and all amounts actually earned, accrued or owing as of the date of termination and he will be entitled for a period of three months after termination to exercise all options granted to him under his employment agreement or otherwise to the extent vested and exercisable on the date of termination unless otherwise provided in Mr. McElwrath’s option agreements.  Subsequent to the three-month post-termination exercise period, remaining unexercised options will be forfeited.

If Mr. McElwrath’s employment is terminated by the Company (other than as a result of death, disability or Cause), or if he terminates his employment for Good Reason, he shall be entitled to the following:

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

Notwithstanding the foregoing, if Mr. McElwrath’s termination of employment by the Company (other than for death, disability or Cause) or by him for Good Reason occurs within 24 months following a Change of Control (as defined below), then he will be entitled to a lump sum payment of three times the sum of his base salary and bonus during the immediately preceding twelve-month period and all options and restricted stock granted to him will immediately vest and become exercisable as of the date of termination. After a period of three years following the termination date, all remaining unexercised options will be forfeited.  Pursuant to the Company’s employment agreement with Michael R. McElwrath, during the term of Mr. McElwrath’s employment, the Company agreed to nominate Mr. McElwrath for election to the Board of Directors at each annual meeting of the stockholders called for the purpose of electing directors.  Mr. McElwrath is entitled to terminate his employment for Good Reason if he is not nominated and elected as a director of the Company.  The employment agreement also entitles Mr. McElwrath to certain gross up payments for excise taxes in the event of a Change of Control.

If Mr. McElwrath’s employment is terminated as a result of death or disability, the Company will pay his base salary and all amounts actually earned, accrued or owing as of the date of termination.  All options granted to Mr. McElwrath upon such termination shall be immediately and fully vested and exercisable, and all such restricted stock shall be immediately vested.  Mr. McElwrath or his estate may exercise any of the options or restricted stock that vest on the date of termination for a period of three years, after which time the awards are forfeited.

Mr. McElwrath’s employment agreement contains no covenant-not-to-compete or similar restrictions after termination.

Agreement with Bruce N. Huff.  On April 19, 2010, the Company appointed Mr. Huff as Chief Financial Officer of the Company, and, on June 9, 2010, the Company and Mr. Huff entered into an amended and restated employment agreement.  The Agreement will terminate on April 19, 2012, unless extended or earlier terminated.  Mr. Huff receives a base salary of $225,000 per year and is eligible to receive discretionary bonuses as determined by the Compensation Committee of the Company.  In conjunction with his appointment, he was awarded a bonus of $50,000 and 275,000 shares of restricted stock (the “Restricted Stock”) under the 2005 Plan. The Restricted Stock will vest in four equal installments, with the first installment vesting on April 19, 2010 (the “Date of Grant”) and subsequent installments vesting on the first, second and third anniversary of the Date of Grant.

If Mr. Huff’s employment is terminated without Cause (as defined below) or for Good Reason (as defined below), he will receive a severance payment of 100% of his annual base salary; provided that if Mr. Huff’s employment is so terminated on or within 24 months of a Change of Control (as defined below), he will receive a severance payment of 200% of his annual base salary. If Mr. Huff’s employment is terminated as a result of death or disability, the Company will pay to Mr. Huff the base salary which would have been payable to him through the date his employment is terminated and all amounts actually earned, accrued or owing as of the date of termination. In the event that Mr. Huff’s employment is terminated without Cause, for Good Reason or as a result of death or disability, he will be entitled for a period of one year after termination to exercise all options granted to him under his employment agreement or otherwise to the extent vested and exercisable on the date of termination.  If Mr. Huff’s employment is terminated for Cause or Mr. Huff voluntarily terminates his employment, the Company will pay his base salary and all amounts actually earned, accrued or owing as of the date of termination and he will be entitled for a period of 90 days after termination to exercise all options granted to him under his employment agreement or otherwise to the extent vested and exercisable on the date of termination.

Agreement with K. Andrew Lai.  On April 13, 2010, Mr. Lai notified the Company that he would resign as Chief Financial Officer effective April 19, 2010 to pursue other endeavors.  In conjunction with his resignation, his employment agreement with the Company terminated.   Mr. Lai was entitled to all amounts actually earned, accrued or owing to him as of the date of termination.  He was also entitled for a period of three months after termination to exercise all options granted to him under his employment agreement or otherwise to the extent vested and exercisable on April 15, 2010; provided, however, that certain of Mr. Lai’s options that provide for the purchase of up to a total of 100,000 shares of common stock will remain exercisable until April 19, 2012.  On April 28, 2010, Mr. Lai exercised 100,000 options.

As used in the Named Executive Officers’ employment agreements, “Good Reason” means the occurrence of any of the following during the term of the employment agreements without the executive’s consent, subject to a 30-day right to correct: the Company materially reduces executive’s title, authority, duties or responsibilities, and in the case of Mr. McElwrath, he is not nominated, elected or retained (in each case, other than for death, disability or Cause); in the case of Mr. McElwrath, the Company requires that he report to any other person instead of reporting directly to the Board; the Company fails to pay any regular installment of base salary; the Company materially reduces the executive’s base salary or the amount of any bonus; the Company materially changes the geographic location of the performance of the executive’s duties; in the case of Mr. McElwrath, the Company breaches its agreement to provide the executive director and officer insurance coverage up to specified limits; the refusal to assume the agreement by any successor or assign of the Company; or any other material breach of the  agreement.

As used in the Named Executive Officers’ employment agreements, “Cause” means gross and willful misappropriation or theft of the Company’s or any of its subsidiary’s funds or property; conviction of, or plea of guilty or nolo contendere to, any felony or crime involving dishonesty or moral turpitude; or complete and total abandonment of duties under the agreement (other than for reason of disability).

As used in the Named Executive Officers’ employment agreements, “Change of Control” means, with certain exceptions, the acquisition by any individual, entity or group of beneficial ownership of more than 40% of the combined voting power of the then-outstanding voting securities of the Company; the consummation of a reorganization, merger or consolidation, unless following such reorganization, merger or consolidation 60% or more of the combined voting power of the then-outstanding voting securities of the entity resulting from such reorganization, merger or consolidation is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the outstanding Company voting securities immediately prior to such reorganization, merger or consolidation; except, under certain circumstances, the approval by the stockholders of the Company of a complete liquidation or dissolution of the Company or sale or other disposition  of all or substantially all of the assets of the Company; if individuals who, as of April 16, 2007, (and in the case of Mr. Huff, as of April 19, 2010, and in the case of Mr. Lai as of October 1, 2008) constitute the Board cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company’s stockholders, was approved by a vote of at least a majority of the directors then constituting the incumbent Board shall be considered as though such individual were a member of the Incumbent Board; or the Board adopts a resolution to the effect that, for purposes hereof, a Change of Control has occurred.

Equity Compensation Plan Information

On May 27, 2005, the Company’s stockholders approved the 2005 Plan. At the annual meeting of stockholders of the Company held on July 15, 2009, the Company’s stockholders approved an amendment to the 2005 Plan which increased the number of shares of common stock issuable from 7,500,000 shares to 12,500,000 shares and increased the number of shares of common stock that may be granted as restricted stock, restricted stock units or any other stock-based awards from 2,400,000 to 3,900,000 shares.  Unless sooner terminated by the Board or the Compensation Committee, the 2005 Plan will terminate on May 27, 2015.  The 2005 Plan permits the Compensation Committee to grant stock options, including incentive stock options (“ISOs”) and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. At the annual meeting held on July 15, 2009, our stockholders approved additional amendments to the plan (1) to add 5,000,000 shares of Common Stock to the 2005 Plan, (2) to increase the number of shares of common stock issuable under the 2005 Plan from 7,500,000 shares to 12,500,000 shares and (3) to increase the number of shares of common stock that may be granted as restricted stock, restricted stock units or any other stock-based awards from 2,400,000 to 3,900,000 shares.

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

The maximum number of shares of common stock with respect to which awards may be granted is 12,500,000 shares (subject to adjustment in accordance with the provisions of the 2005 Plan).  The total number of shares of common stock that will be available for grants of ISOs is 2,600,000 shares and the total number of shares of common stock that will be available for grants of unrestricted shares of common stock, restricted stock, restricted stock units or any other stock-based awards is 3,900,000 shares.  The maximum number of shares with respect to which awards of any and all types may be granted during a calendar year to any participant is limited, in the aggregate, to 1,500,000 shares.  The 2005 Plan also provides that the maximum amount of a performance-based award to any Covered Employee (as defined in the 2005 Plan) for any fiscal year of the Company will be $1,000,000.  Shares which are subject to awards which terminate, expire, are cancelled, exchanged, forfeited, lapse or are settled for cash may be utilized again with respect to awards granted under the Plan.

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

2010 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the number of unexercised options segregated by those that were exercisable and those that were unexercisable as of December 31, 2010, and the number of unvested shares of restricted stock.

		OPTION AWARDS							STOCK AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Michael R. McElwrath	01/29/02	60,000	(1)	-		0.65	01/29/12		-		-
	10/13/03	480,000	(1)	-		0.65	10/13/13		-		-
	12/23/04	200,000	(1)	-		2.00	12/23/14	(4)	-		-
	02/02/06	500,000	(1)	-		2.00	02/02/16		-		-
	12/27/07	500,000		-		1.30	10/13/13		-		-
	02/11/08	-		-		-	-		45,000	(3)	31,500
	02/11/08	360,000		180,000	(3)	0.69	02/10/18		-		-
	04/15/09	50,000		100,000	(3)	0.28	04/15/19		300,000	(3)	210,000
	04/15/09	36,666		73,334	(3)	0.65	04/15/19		-		-
Bruce N. Huff	12/23/04	240,000	(1)	-		2.00	12/23/14		-		-
	04/15/09	66,667		33,333	(2)	0.28	04/15/19		16,666	(2)	11,666
	04/19/10	-		-		-	04/19/20		206,250	(5)	144,375
K. Andrew Lai	01/29/07	-		-	(6)	-	01/29/17		-	(6)	-
	02/11/08	-		-	(6)	-	02/10/18		-	(6)	-
	10/01/08	-		-	(6)	-	10/01/18		-	(6)	-
	04/15/09	-		-	(6)	-	04/15/19		-	(6)	-

(1)	These options vested 20% on grant date, and 20% on each of the four subsequent anniversaries of the grant date thereafter.
(2)
This grant of restricted stock or options, as applicable, vested in three equal annual installments with the first installment vesting on the grant date, and the next two installments vesting on the two subsequent anniversaries of the grant date thereafter.

(3)	This grant of restricted stock or options, as applicable, will vest in three equal annual installments beginning on the first anniversary grant date.
(4)
These options vested 20% on grant date, and 20% on each grant date anniversary thereafter.  On January 14, 2009, the original expiration date of December 23, 2009 of this option was extended to December 23, 2014.

(5)	These options vest 25% on grant date, and 25% on the three subsequent anniversaries of the grant date thereafter.
(6)
As a result of the resignation of Mr. Lai on April 19, 2010, Mr. Lai forfeited unvested options to purchase up to 28,000 shares of common stock awarded on January 29, 2007, unvested options to purchase up to 60,000 shares of common stock awarded on February 11, 2008, unvested options to purchase up to 33,333 shares of common stock awarded on October 1, 2008, unvested options to purchase up to 66,667 shares of common stock awarded on April 15, 2009 and 15,000, 15,000 and 33,333 unvested shares of restricted stock awarded on February 11, 2008, October 1, 2008 and April 15, 2009, respectively. Mr. Lai forfeited vested options to purchase up to 232,000 shares of common stock since not exercised prior to July 19, 2010.   Mr. Lai exercised vested options to purchase 100,000 shares of common stock during 2010.

Directors’ Compensation

The following table summarizes compensation paid to non-employee directors for 2010.  Mr. McElwrath is the only employee serving as a director and he does not receive any additional compensation for his service on the Board.  During 2010, the Company did not grant any options or shares of restricted stock to any of its directors.

2010 Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (1)	Total
Donald A. Juckett	$51,500	$-	$-	$51,500

William A. Anderson	53,500	-	-	53,500

C. P. Chiang	33,500	-	-	33,500

John C. Mihm	35,500	-	-	35,500

Lucian Morrison	41,500	-	-	41,500

Thomas E. Williams	46,000	-	-	46,000
____________________
(1)	The Company did not award any options or stock awards to its directors during 2010.

The table below provides information regarding the outstanding stock option and restricted stock awards for each of our directors as of December 31, 2010.

2010 Outstanding Equity Awards for Directors

Name	Number of Securities Underlying Unexercised Options (#)	Number of Shares of Stock That Have Not Vested (#)

Donald A. Juckett	520,000	-
William A. Anderson	290,000	-
C. P. Chiang	280,000	-
John C. Mihm	520,000	-
Lucian Morrison	268,000	-
Thomas E. Williams	520,000	-

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

The Company also reimburses directors for the reasonable expenses they incur to attend Board, Board committee and/or investor relations meetings.  In addition, in 2008, the Board approved a policy providing for an annual grant of options to each non-employee director to purchase a target level of 40,000 shares of common stock, which have an exercise price equal to fair market value on date of grant, a term of ten years and will vest in their entirety on the first anniversary of the date of grant.  The actual number of options granted from year to year may be adjusted upwards or downwards based on the business judgment of the Board. The fair market value, on a given date, is the mean of the closing bid and asked prices of the common shares as reported that day on the OTC Bulletin Board.  These grants are expected to be made during the first quarter each fiscal year. The Company did not grant any options to its directors during 2010.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table sets forth, as of April 28, 2011, certain information with respect to the beneficial ownership of the our common stock by (a) each stockholder beneficially owning more than 5% of the Company’s outstanding common stock; (b) each director of the Company who is a stockholder of the Company; (c) each of the Named Executive Officers who is a stockholder of the Company; and (d) all executive officers and directors of the Company as a group.  The total shares outstanding on April 28, 2011 were 342,224,857.(1)

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Outstanding Common Stock
Prudential Jennison Associates LLC	29,189,489	(2)	8.3%
BlackRock, Inc.	28,387,900	(3)	8.1%
International Finance Corporation	21,580,360	(4)	6.0%
Persistency Capital, LLC	19,922,064	(5)	5.6%
The China Fund, Inc.	17,529,277	(6)	5.0%

Executive Officers:
Michael R. McElwrath	4,059,595	(7)	1.1%
Bruce N. Huff	984,628	(8)	*

Non-Executive Directors:
Donald A. Juckett	768,632	(9)	*
William A. Anderson	473,019	(10)	*
C. P. Chiang	420,000	(11)	*
John C. Mihm	834,579	(12)	*
Lucian L. Morrison	441,019	(13)	*
Thomas E. Williams	698,125	(14)	*

All Directors and Executive Officers as a Group (8 persons)	8,679,597	(15)	2.5%
_________________________
*	Less than 1%
(1)	The percentages in the table are calculated using the total shares outstanding plus the number of securities that can be acquired within 60 days of April 28, 2011, or a total of 351,426,073 shares.
(2)
The amount of beneficial ownership of the shares is based on a Schedule 13G filed with the SEC on February 14, 2011.  Jennison Associates LLC (“Jennison”) is a wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential”). Based on the Schedule 13G, Jennison may be deemed to be the beneficial owner of 29,189,489 shares of common stock as of December 31, 2010, acquired on behalf of its clients’ investment advisory accounts. Jennison reports sole voting power over 27,184,683 shares and shared dispositive power over 29,189,489 shares. Prudential may be deemed to have the power to exercise or to direct the exercise of such voting and/or dispositive power that Jennison may have with respect to our common stock portfolios managed by Jennison.  Jennison does not file jointly with Prudential, as such, shares of our common stock reported on Jennison’s Schedule 13G may be included in the shares reported on the Schedule 13G filed by Prudential.  The address for Jennison Associates LLC is 466 Lexington Avenue, New York, NY 10017.  Prudential also filed a Schedule 13G with the SEC on October 12, 2010, in which it discloses beneficial ownership of 29,165,283 shares of our common stock.  The address for Prudential Financial, Inc. is 751 Broad Street, Newark, New Jersey 07102-3777.

(3)
The amount of beneficial ownership of the shares is based on a Schedule 13G filed with the SEC on February 4, 2011. Based on the Schedule 13G, BlackRock, Inc. and/or certain investment funds managed by BlackRock, Inc. and/or its affiliates may be deemed to be the beneficial owners of 28,387,900 shares of common stock as of December 31, 2010. The address for BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022.

(4)
Based on a Schedule 13G filed with the SEC dated June 20, 2008, International Finance Corporation may be deemed the beneficial owners of 15,985,452 shares of common stock and 5,594,908 warrant shares, totaling 21,580,360 total shares outstanding as of June 20, 2008.  The address for International Finance Corporation is 2121 Pennsylvania Avenue, N.W., Washington, D.C. 20433.

(5)
Based on the Schedule 13G filed on February 14, 2011, Persistency Capital LLC, Andrew Morris, Managing Member of Persistency Capital LLC, and/or certain related parties described in the Schedule 13G may be deemed to be the beneficial owners of 18,186,064 shares of common stock as of December 30, 2010, and 1,736,000 warrant shares as of February 14, 2011, totaling 19,922,064 total shares outstanding as of February 14, 2011.  Persistency Capital LLC and Andrew Morris report shared voting and dispositive power over 16,786,579 shares of common stock, and Andrew Morris has sole voting and dispositive power over 1,399,485 shares of common stock. The address for Persistency Capital, LLC is 1270 Avenue of the Americas, Suite 2100, New York, NY 10020.
(6)
The amount of beneficial ownership of the shares is based on the Schedule of Investments found in the October 31, 2010 Annual Report of The China Fund, Inc.  The address for The China Fund, Inc. is State Street, 2 Avenue de Lafayette, 6th Floor, Boston, MA 02111.  The China Fund, Inc has sole voting power over the shares and Martin Currie, Inc. has sole investment power over the shares.

(7)
Includes 2,453,334 shares which Michael R. McElwrath may purchase pursuant to options which are exercisable within 60 days of April 28, 2011.  Also includes 150,000 shares of restricted stock which vest on April 15, 2012 and 434,800 shares of restricted stock which vest in three equal installments on February 7, 2012, February 7, 2013, and  February 7, 2014.

(8)
Includes 340,000 shares which Bruce N. Huff may purchase pursuant to options which are exercisable within 60 days of April 28, 2011.  Also includes 137,500 shares of restricted stock which vest in two equal installments on April 19, 2012 and April 19, 2013 and 255,000 shares of restricted stock which vest in three equal installments on February 7, 2012, February 7, 2013, and  February 7, 2014.

(9)
Includes 520,000 shares which Donald A. Juckett may purchase pursuant to options which are exercisable within 60 days of April 28, 2011 and 100,000 shares of restricted stock which vest in three equal installments on February 7, 2012, February 7, 2013, and  February 7, 2014.

(10)
Includes 290,000 shares which William A. Anderson may purchase pursuant to options which are exercisable within 60 days of April 28, 2011 and 100,000 shares of restricted stock which vest in three equal installments on February 7, 2012, February 7, 2013, and February 7, 2014.   Mr. Anderson disclaims beneficial ownership of 10,000 of these securities held by Anderson Securities Corp. except to the extent of his pecuniary interest therein, and the inclusion of these shares in this report shall not be deemed an admission of beneficial ownership of all of the reported shares for any purpose.

(11)
Includes 280,000 shares which C.P. Chiang may purchase pursuant to options which are exercisable within 60 days of April 28, 2011 and 100,000 shares of restricted stock which vest in three equal installments on February 7, 2012, February 7, 2013, and February 7, 2014.

(12)
Includes 520,000 shares which John C. Mihm may purchase pursuant to options which are exercisable within 60 days of April 28, 2011 and 100,000 shares of restricted stock which vest in three equal installments on February 7, 2012, February 7, 2013, and  February 7, 2014.

(13)
Includes 268,000 shares which Lucian L. Morrison may purchase pursuant to options which are exercisable within 60 days of April 28, 2011 and 100,000 shares of restricted stock which vest in three equal installments on February 7, 2012, February 7, 2013, and February 7, 2014.

(14)
Includes 520,000 shares which Thomas E. Williams may purchase pursuant to options which are exercisable within 60 days of April 28, 2011 and 100,000 shares of restricted stock which vest in three equal installments on February 7, 2012, February 7, 2013, and February 7, 2014.

(15)	Includes 5,191,334 shares which may be purchased pursuant to options and warrants which are exercisable within 60 days of April 28, 2011 by our directors and executive officers.

Equity Compensation Plan Information

The following table provides information regarding the equity compensation plans as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plan Category	(a)	(b)	(c)
Plans approved by security holders (1)	4,132,500	$0.84	6,070,666
Plans not approved by security holders
- Inducement awards (2)	818,000	0.64	-
- Investor Relations Consultant	125,000	0.86	-
- IRS 409A related grants (3)	1,100,000	1.81	-
- Prior to adoption of the 2005 Plan (4)	2,900,000	1.60	-
Total	9,075,500	1.18	6,070,666

(1)
For discussion of the 2005 Stock Incentive Plan (“2005 Plan”), which was approved by the security holders, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Narrative to Equity Compensation Plan Information —2005 Stock Incentive Plan.”

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

(4)
We granted options to purchase shares of common stock prior to the adoption of the 2005 Plan, which are evidenced by individual stock option agreements.  The options were granted to officers, directors and consultants and have a term of between five and ten years and an exercise price in the range of $0.65 to $2.00 per share.

Narrative to Equity Compensation Plan Information

2005 Stock Incentive Plan

On May 27, 2005, the Company’s stockholders approved the 2005 Plan. At the annual meeting of stockholders of the Company held on July 15, 2009, the Company’s stockholders approved an amendment to the 2005 Plan which increased the number of shares of common stock issuable from 7,500,000 shares to 12,500,000 shares and increased the number of shares of common stock that may be granted as restricted stock, restricted stock units or any other stock-based awards from 2,400,000 to 3,900,000 shares.  Unless sooner terminated by the Board or the Compensation Committee, the 2005 Plan will terminate on May 27, 2015.  The 2005 Plan permits the Compensation Committee to grant stock options, including incentive stock options (“ISOs”) and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

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

The maximum number of shares of common stock with respect to which awards may be granted is 12,500,000 shares (subject to adjustment in accordance with the provisions of the 2005 Plan).  The total number of shares of common stock that will be available for grants of ISOs is 2,600,000 shares and the total number of shares of common stock that will be available for grants of unrestricted shares of common stock, restricted stock, restricted stock units or any other stock-based awards is 3,900,000 shares.  The maximum number of shares with respect to which awards of any and all types may be granted during a calendar year to any participant is limited, in the aggregate, to 1,500,000 shares.  The 2005 Plan also provides that the maximum amount of stock-based awards to any Covered Employee (as defined in the 2005 Plan) for any fiscal year of the Company will be $1,000,000.  Shares which are subject to awards which terminate, expire, are cancelled, exchanged, forfeited, lapse or are settled for cash may be utilized again with respect to awards granted under the Plan.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fee Information

Audit Fees

The aggregate fees billed by JonesBaggett LLP (formerly Payne Smith & Jones, P.C.) for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2010 and 2009 and for the review of the financial statements included in our Quarterly Reports on Form 10-Q for those years were $252,674 and $205,532 respectively.

Audit-Related Fees

JonesBaggett LLP did not render any audit-related professional services for the years ended December 31, 2010 and 2009.

Tax Fees

JonesBaggett LLP did not perform any tax compliance, tax advice and/or tax planning services during 2010 and 2009.

All Other Fees

JonesBaggett LLP did not bill any other fees for professional products or services rendered to us, other than those described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” for the years ended December 31, 2010 and 2009.

The Audit Committee pre-approved all of the audit and non-audit fees described above for the years ended December 31, 2010 and 2009.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.and 2.	No financial statements or schedules are filed with this report on Form 10-K/A.

3.	Exhibits

A list of the exhibits filed or furnished with this report on Form 10-K/A (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index beginning on page 20 of this report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2011.

FAR EAST ENERGY CORPORATION

By:	/s/ Michael R. McElwrath
Michael R. McElwrath
Chief Executive Officer

INDEX OF EXHIBITS
Exhibit Number	Description
3.1
Articles of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 17, 2005 and incorporated herein by reference).
4.1	Articles of Incorporation of the Company, as amended (included as Exhibit 3.1).
4.2	Amended and Restated Bylaws of the Company (included as Exhibit 3.2).
4.3	Specimen stock certificate (filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 and incorporated herein by reference).
4.4	Form of Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 27, 2007 and incorporated herein by reference).
4.5
Warrant Agreement, dated August 27, 2007, between the Company and Continental Stock Transfer & Trust Company (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 27, 2007 and incorporated herein by reference).

4.6	Form of Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 30, 2008 and incorporated herein by reference).
4.7
Warrant Agreement, dated May 30, 2008, between the Company and Continental Stock Transfer & Trust Company (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 30, 2008 and incorporated herein by reference).

4.8
Warrant, dated March 13, 2009, issued to Arrow Energy International Pte Ltd. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 16, 2009 and incorporated herein by reference).

4.9
Exchangeable Note, dated March 13, 2009, by Far East Energy (Bermuda), Ltd. for the benefit of Arrow Energy International Pte Ltd (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 16, 2009 and incorporated herein by reference).

4.10
Letter agreement amending Exchangeable Note, dated October 6, 2009, between Far East Energy (Bermuda), Ltd. and Arrow Energy International Pte Ltd (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on October 7, 2009 and incorporated herein by reference).

4.11
Letter agreement amending Exchangeable Note, dated November 20, 2009, between Far East Energy (Bermuda), Ltd. and Arrow Energy International Ltd (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2009 and incorporated herein by reference).

4.12
Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (including the form of warrant) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 22, 2009 and incorporated herein by reference).

4.13	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2010 and incorporated herein by reference).
4.14	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2010 and incorporated herein by reference).
10.1*
Amended and Restated Employment Agreement, dated December 23, 2004, between the Company and Michael R. McElwrath (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2004 and incorporated herein by reference).

10.2*
First Amendment to Amended and Restated Employment Agreement, dated April 16, 2007, between the Company and Michael R. McElwrath (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 19, 2007 and incorporated herein by reference).

10.3*
Second Amendment to Amended and Restated Employment Agreement, dated November 26, 2007, between the Company and Michael R. McElwrath (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 27, 2007 and incorporated herein by reference).

10.4*
Third Amendment to Amended and Restated Employment Agreement, dated March 7, 2008, between the Company and Michael R. McElwrath (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 13, 2008 and incorporated herein by reference).

10.5*
Fourth Amendment to Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Michael R. McElwrath (filed as Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 and incorporated herein by reference).

10.6*
Fifth Amendment to Amended and Restated Employment Agreement, dated May 18, 2009, between the Company and Michael R. McElwrath (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2009 and incorporated herein by reference).

10.7*
Sixth Amendment to Amended and Restated Employment Agreement, dated December 7, 2010, between the Company and Michael R. McElwrath (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2010 and incorporated herein by reference).

10.8*
Amended and Restated Employment Agreement, dated June 9, 2010, between the Company and Bruce N. Huff (filed as Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010 and incorporated herein by reference).

10.9*
Amended and Restated Employment Agreement, dated October 1, 2008, between the Company and Andrew Lai (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on October 6, 2008 and incorporated herein by reference).

10.10*
First Amendment to Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Andrew Lai (filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 and incorporated herein by reference).

10.11*	Far East Energy Corporation 2005 Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed on December 13, 2010 and incorporated herein by reference).
10.12*
Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, between the Company and Michael R. McElwrath (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 28, 2004 and incorporated herein by reference).

10.13*
Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, between the Company and Michael R. McElwrath (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 28, 2004 and incorporated herein by reference

10.14*
Nonqualified Stock Option Agreement, dated December 23, 2004, between the Company and Michael R. McElwrath (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 28, 2004 and incorporated herein by reference).

10.15*
Second Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, between the Company and Michael R. McElwrath (filed as Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 and incorporated herein by reference). The original option agreement was entered into on January 29, 2002.

10.16*
Second Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, between the Company and Michael R. McElwrath (filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 and incorporated herein by reference). The original option agreement was entered into on October 13, 2003.

10.17*
First Amendment to Non-Qualified Stock Option Agreement, dated December 19, 2008, between the Company and Michael R. McElwrath (filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 and incorporated herein by reference).

10.18*
Second Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Michael R. McElwrath (filed as Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 and incorporated herein by reference).

10.19*
Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Don Juckett (filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 and incorporated herein by reference).

10.20*
Stock Option Agreement, dated May 24, 2004, between the Company and John C. Mihm (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 and incorporated herein by reference).

10.21*
Stock Option Agreement, dated February 24, 2004, between the Company and Thomas Williams (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 and incorporated herein by reference).

10.22*
Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, between the Company and Thomas Williams (filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 and incorporated herein by reference).

10.23*
Second Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Thomas Williams (filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 and incorporated herein by reference).

10.24*
Third Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Thomas Williams (filed as Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 and incorporated herein by reference).

10.25*
Non-Qualified Stock Option Agreement, dated October 1, 2007, between the Company and William A. Anderson (filed as Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 7, 2007 and incorporated herein by reference).

10.26*
Non-Qualified Stock Option Agreement, dated January 9, 2008, between the Company and Lucian L. Morrison (filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 and incorporated herein by reference).

10.27*
Form of Non-Qualified Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 and incorporated herein by reference).

10.28*
Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 and incorporated herein by reference).

10.29*
Form of Incentive Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19, 2007 and incorporated herein by reference).

10.30*
Restricted Stock Agreement, dated December 27, 2007, between the Company and Michael R. McElwrath (filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 and incorporated herein by reference).

10.31*
Restricted Stock Agreement, dated December 27, 2007, between the Company and Thomas E. Williams (filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 and incorporated herein by reference).

10.32*
Form of Restricted Stock Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2007 and incorporated herein by reference).

10.33*	Form of Restricted Stock Agreement (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-148363) filed on December 27, 2007 and incorporated herein by reference).
10.34*	Form of Letter Agreement with the Company’s non-employee directors (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 19, 2007 and incorporated herein by reference).
10.35
Production Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People’s Republic of China, dated January 25, 2002, between China United Coalbed Methane Corp. Ltd. and the Company (filed as Exhibit 2(i) to the Company’s Current Report on Form 8-K filed on February 11, 2002 and incorporated herein by reference).

10.36
Modification Agreement for Product Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People’s Republic of China, dated October 20, 2005, between China United Coalbed Methane Corporation Ltd. and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2005 and incorporated herein by reference).

10.37
Modification Agreement dated April 24, 2007 for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Enhong and Laochang Area in Yunnan Province, the People’s Republic of China, dated December 3, 2002, between China United Coalbed Methane Corporation Ltd. and Far East Energy (Bermuda), Ltd. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 27, 2007 and incorporated herein by reference).

10.38
Modification Agreement for Production Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang Area, Yunnan Province, The People’s Republic of China (filed as Exhibit 10.2 to the Company’s Current Report on From 8-K filed on August 27, 2009 and incorporated herein by reference).

10.39
Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Quinnan Area in Shanxi Province, Qinshui Basin, the People’s Republic of China, dated April 16, 2002, between China United Coalbed Methane Corporation Ltd. and the Phillips China Inc. (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 15, 2005 and incorporated herein by reference).

10.40
Application for the Extension of Phase Two of the Exploration Period under the Quinnan PSC, dated December 2, 2005, between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 14, 2006 and incorporated herein by reference).

10.41
Application for the Extension of Phase Two of the Exploration Period under the Quinnan PSC, dated March 16, 2006, between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2006 and incorporated herein by reference).

10.42
Approval Certificate from the Ministry of Foreign Trade and Economic Cooperation dated December 30, 2002 (filed as Exhibit 2(i) to the Company’s Current Report on Form 8-K filed on January 13, 2003 and incorporated herein by reference).

10.43
Memorandum of Understanding, dated March 18, 2003, between Phillips China Inc. and the Company (filed as Exhibit 10.1 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 and incorporated herein by reference).

10.44
Farmout Agreement Quinnan PSC, dated June 17, 2003, between Phillips China Inc. and the Company (filed as Exhibit 10.2 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 and incorporated herein by reference).

10.45
First Amendment to Farmout Agreement Quinnan PSC, dated December 15, 2003, between Phillips China Inc. and the Company (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 and incorporated herein by reference).

10.46
Second Amendment to Farmout Agreement Quinnan PSC, dated December 17, 2004, between Phillips China Inc. and the Company (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 23, 2004 and incorporated herein by reference).

10.47
Third Amendment to Farmout Agreement Quinnan PSC, dated December 19, 2005, between ConocoPhillips China Inc. and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005 and incorporated herein by reference).

10.48
Assignment Agreement Quinnan PSC, dated June 17, 2003, between Phillips China Inc. and the Company (filed as Exhibit 10.4 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 and incorporated herein by reference).

10.49
Modification Agreement, dated April 24, 2007, for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Quinnan Area in Shanxi Province, Qinshui Basin, the People’s Republic of China, dated April 16, 2002, by and among China United Coalbed Methane Corporation Ltd., ConocoPhillips China Inc. and Far East Energy (Bermuda), Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 27, 2007 and incorporated herein by reference).

10.50
Farmout Agreement Shouyang PSC, dated June 17, 2003, between Phillips China Inc. and the Company (filed as Exhibit 10.3 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 and incorporated herein by reference).

10.51
First Amendment to Farmout Agreement Shouyang PSC, dated December 15, 2003, between Phillips China Inc. and the Company (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 and incorporated herein by reference).

10.52
Second Amendment to Farmout Agreement Shouyang PSC, dated December 17, 2004, between Phillips China Inc. and the Company (filed as Exhibit 10.02 to the Company’s Current Report on Form
8-K filed on December 23, 2004 and incorporated herein by reference).

10.53
Third Amendment to Farmout Agreement Shouyang PSC, dated December 19, 2005, between ConocoPhillips China Inc. and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2005 and incorporated herein by reference).

10.54
Assignment Agreement Shouyang PSC, dated June 17, 2003, between Phillips China Inc. and the Company (filed as Exhibit 10.5 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 and incorporated herein by reference).

10.55
Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated December 2, 2005, between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.46 to Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 14, 2006 and incorporated herein by a reference).

10.56
Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated March 16, 2006, between the Company and China United Coalbed Methane Corporation Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 17, 2006 and incorporated herein by reference).

10.57	Modification Agreement, dated April 24, 2007, for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Shouyang Area in Shanxi Province, Qinshui Basin, the People’s

Republic of China, dated April 16, 2002, by and among China United Coalbed Methane Corporation Ltd., ConocoPhillips China Inc. and Far East Energy (Bermuda), Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2007 and incorporated herein by reference).
10.58
Modification Agreement for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Shouyang Area in Shanxi Province, Qinshui Basin, The People’s Republic of China (filed as Exhibit 10.1 to the Company’s Current Report on From 8-K filed on August 27, 2009 and incorporated herein by reference).

10.59
English translation of Shouyang Project Coalbed Methane Purchase and Sales Contract, dated June 12, 2010, between China United Coalbed Methane Corporation, Ltd. and Shanxi Province Guoxin Energy Development Group Limited with Far East Energy (Bermuda), Ltd. as an express third party beneficiary (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2010 and incorporated herein by reference).

10.60
English translation of Letter agreement, dated June 12, 2010, between Far East Energy (Bermuda), Ltd. and China United Coalbed Methane Corporation, Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 16, 2010 and incorporated herein by reference).

10.61
Letter, dated June 11, 2010, from Far East Energy (Bermuda), Ltd. to China United Coalbed Methane Corporation, Ltd. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 16, 2010 and incorporated herein by reference).

10.62
Stock Subscription Agreement, dated August 24, 2007, between the Company and International Finance Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2007 and incorporated herein by reference).

10.63
Stock Subscription Agreement, dated June 2, 2008, between the Company and International Finance Corporation (filed as Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 6, 2008 and incorporated herein by reference).

10.64
Securities Purchase Agreement, dated March 13, 2009, among the Company, Far East Energy (Bermuda), Ltd., and Arrow Energy International Pte Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2009 and incorporated herein by reference).

10.65
Farmout Agreement, dated March 13, 2009, between the Company, Far East Energy (Bermuda), Ltd., and Arrow Energy International Pte Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2009 and incorporated herein by reference).

10.66
Placement Agency Agreement, dated August 20, 2010, between the Company and Macquarie Capital (USA), Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 20, 2010 and incorporated herein by reference).

21.1	List of Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report for the fiscal year ended December 31, 2010 filed on March 30, 2011 and incorporated herein by reference).
23.1	Consent of JonesBaggett LLP (filed as Exhibit 23.1 to the Company’s Annual Report for the fiscal year ended December 31, 2010 filed on March 30, 2011 and incorporated herein by reference).
23.2
Consent of Netherland, Sewell & Associates, Inc. (filed as Exhibit 23.2 to the Company’s Annual Report for the fiscal year ended December 31, 2010 filed on March 30, 2011 and incorporated herein by reference).

24.1	Powers of Attorney (filed as Exhibit 24.1 to the Company’s Annual Report for the fiscal year ended December 31, 2010 filed on March 30, 2011 and incorporated herein by reference).
31.1†	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. Sec. 1350 (furnished as Exhibit 32.1 to the Company’s Annual Report for the fiscal year ended December 31, 2010 filed on March 30, 2011 and incorporated herein by reference).

32.2
Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. Sec. 1350 (furnished as Exhibit 32.2 to the Company’s Annual Report for the fiscal year ended December 31, 2010 filed on March 30, 2011 and incorporated herein by reference).

99.1
Report of Netherland, Sewell & Associates, Inc. (filed as Exhibit 99.1 to the Company’s Annual Report for the fiscal year ended December 31, 2010 filed on March 30, 2011 and incorporated herein by reference).

____________

*	Management contract or compensatory plan or arrangement.
†	Filed herewith