Form 10-Q
period 2011-03-31
FAR EAST ENERGY CORP
filed 2011-05-16
CIK 1124024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 3, 2011.

UTitle of each classU	UNumber of sharesU
Common Stock, par value $0.001 per share	342,209,884

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
4BTABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	March 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$33,906	$27,760
Accounts receivable	56	25
Inventory	643	304
Prepaid expenses	253	304
Deposits	102	101
Total current assets	34,960	28,494

Unevaluated oil and gas properties	54,222	50,094
Other fixed assets,net	833	637
Total property and equipment	55,055	50,731

Deferred financing costs	-	31
Total assets	$90,015	$79,256

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$6,623	$10,613
Accrued liabilities	11,715	9,072
Exchangeable note payable	3,200	9,958
Total current liabilities	21,538	29,643

Asset retirement and environmental obligations	521	491

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.001 par value,500,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized,342,224,857 and 291,202,928 issued and outstanding at March 31,2011 and December 31, 2010 respectively	342	291
Additional paid-in capital	174,041	149,378
Unearned compensation	(1,128)	(167)
Deficit accumulated during the development stage	(105,299)	(100,380)
Total stockholders' equity	67,956	49,122
Total liabilities and stockholders' equity	$90,015	$79,256

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,		February 4, 2000 (Inception) through
	2011	2010	March 31, 2011

Operating revenues:
Sales of gas	$23	$-	$23
Other, net	8	-	8
	31	-	31
Operating expenses:
Exploration costs	1,677	1,033	38,319
Lease operating expense	766	485	10,865
General and administrative	2,128	1,714	50,905
Impairment loss	-	-	3,778
Loss on investment in joint venture	-	-	22
Amortization of contract rights	-	-	81
Total operating expenses	4,571	3,232	103,970
Operating loss	(4,540)	(3,232)	(103,939)
Other income (expense):
Interest expense	(198)	(280)	(2,373)
Interest income	1	-	1,881
Gain (loss) on sale of assets	-	-	2
Foreign currency transaction loss	(182)	(12)	(870)
Total other income	(379)	(292)	(1,360)
Loss before income taxes	(4,919)	(3,524)	(105,299)
Income taxes	-	-	-
Net loss	$(4,919)	$(3,524)	$(105,299)

Comprehensive loss	$(4,919)	$(3,524)	$(105,299)

Net loss per share:
Basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	305,818	176,407

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands Except Share Data)
 (Unaudited)

					Deficit
					Accumulated
	Common Stock		Additional		During the	Total
	Number of	Par	Paid-In	Unearned	Development	Stockholders'
	Shares	Value	Capital	Compensation	Stage	Equity

For the Three Months Ended March 31, 2011

Balance at December 31, 2010	291,202,928	$291	$149,378	$(167)	$(100,380)	$49,122
Net loss					(4,919)	(4,919)
Common shares issued	34,880,599	35	16,701	-	-	16,736
Stock issued for note conversion	14,315,789	14	6,786	-	-	6,800
Nonvested shares issued	1,859,800	2	1,086	(961)	-	127
Nonvested shares withheld for taxes	(34,259)	-	(20)	-	-	(20)
Stock options issued	-	-	110	-	-	110
Balance at March 31, 2011	342,224,857	$342	$174,041	$(1,128)	$(105,299)	$67,956

For the Three Months Ended March 31, 2010

Balance at December 31, 2009	173,836,960	$174	$111,982	$(279)	$(84,207)	$27,670
Net loss	-	-	-	-	(3,524)	(3,524)
Nonvested shares issued	11,655,116	11	4,585	-	-	4,596
Nonvested shares withheld for taxes	-	-	-	83	-	83
Stock options issued	(71,217)	-	(31)	-	-	(31)
Warrants issued	-	-	146	-	-	146
Balance at March 31, 2010	185,420,859	$185	$116,682	$(196)	$(87,731)	$28,940

Inception (February 4, 2000) through March 31, 2011

Balance at February 4, 2000	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	(105,299)	(105,299)
Common shares issued						-
- Placements	312,435,847	311	144,941	-	-	145,252
- Acquisition	1,600,000	2	3,598	-	-	3,600
Shares issued to consulting firm	231,259	-	297	-	-	297
Nonvested shares issued	4,672,259	6	2,736	(1,128)	-	1,614
Nonvested shares withheld for taxes	(465,853)	-	(231)	-	-	(231)
Stock options issued	-	-	5,813	-	-	5,813
Stock options exercised	1,510,000	1	946	-	-	947
Warrants issued	-	-	804	-	-	804
Warrants exercised	7,925,556	8	8,185	-	-	8,193
Warrants redeemed unexercised	-	-	(2)	-	-	(2)
Stock issued for note conversion	14,315,789	14	6,786	-	-	6,800
Debt issued with beneficial conversion feature	-	-	168	-	-	168
Balance at March 31, 2011	342,224,857	$342	$174,041	$(1,128)	$(105,299)	$67,956

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
 (Unaudited)

	Three Months Ended March 31,		February 4, 2000 (Inception) through
	2011	2010	March 31, 2011

Cash flows from operating activities:
Net loss	$(4,919)	$(3,524)	$(105,299)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	41	45	912
Amortization of deferred financing costs	73	280	1,089
Stock issued to pay expense	-	-	297
Share-based compensation	237	229	7,426
Changes in components of working capital and asset retirement and environmental obligations:
Restricted cash	-	218	-
Accounts receivable	(31)	270	(56)
Inventory	(339)	(21)	(643)
Prepaid expenses	51	42	(253)
Deposits	(1)	1	(102)
Accounts payable and accrued liabilities	1,798	32	11,015
Asset retirement and environmental obligations	30	10	338
Impairment expense	-	-	3,778
Loss (gain) on sale of assets	-	-	(2)
Other, net	(20)	(31)	146
Net cash used in operating activities	(3,080)	(2,449)	(81,354)

Cash flows from investing activities:
Additions to unproved oil and gas properties in China	(7,273)	(768)	(46,789)
Other oil and gas investment	-	-	(1,278)
Additions to other properties	(237)	(8)	(1,678)
Sale of oil and gas properties	-	-	1,108
Sales of other fixed assets	-	-	2
Net cash used in investing activities	(7,510)	(776)	(48,635)

Cash flows from financing activities:
Net proceeds from exchangeable note	-	-	10,000
Net proceeds from sale of common stock	16,736	4,596	145,252
Net proceeds from exercise of options	-	-	947
Net proceeds from exercise of warrants	-	-	8,191
Deferred financing costs	-	-	(495)
Net cash provided by financing activities	16,736	4,596	163,895

Net increase (decrease) in cash and cash equivalents	6,146	1,371	33,906
Cash and cash equivalents--beginning of period	27,760	5,567	-
Cash and cash equivalents--end of period	$33,906	$6,938	$33,906

Supplemental cash flow information:
Common stock issued to convert notes payable	$6,800	$-	$6,800

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Business, Basis of Presentation and Significant Accounting Policies

Business.  We were incorporated in the state of Nevada on February 4, 2000, and on January 10, 2002, we changed our name to Far East Energy Corporation. The terms "we," "us," "our," "FEEC" and "our company" refer to Far East Energy Corporation and its subsidiaries.  References to common stock refer to the common stock of FEEC.  References to FEEB refer to Far East Energy (Bermuda), Ltd., our principal operating subsidiary.  We are an independent energy company.  FEEC, together with its subsidiaries, engages in the acquisition, exploration and development of coalbed methane ("CBM") gas properties solely in the People's Republic of China ("PRC"). We are a development stage company, and our activities have been limited to organizational activities, including developing a strategic operating plan, capital funding, hiring personnel, entering into contracts acquiring rights to explore for, develop, produce and sell oil and gas or coalbed methane, and drilling, testing and completion of exploratory wells.  Gas sales commenced in the first quarter of 2011.

The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented.

Basis of Presentation.  The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to those rules and regulations.  The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Management believes that the information and disclosures provided herein are adequate to present fairly the consolidated financial position, results of operations and cash flows of the Company. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 ("2010 Annual Report").

Revenue Recognition.  We derive revenue primarily from the sale of produced natural gas. Revenues, net of royalties, are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if the collectability of the revenue is probable.  The amount of gas sold may differ from the amount to which the Company is entitled based on its working interest or net revenue interest in the properties. A ready market for natural gas allows us to sell our natural gas shortly after production at the pipeline receipt point at which time title and risk of loss transfers to the buyer. Revenue is recorded when title is transferred based on our deliveries and net revenue interests. Cash received relating to future revenues is deferred and recognized when all revenue recognition criteria are met.

Significant Customers All of the Company’s production is sold to one customer, Shanxi Province Guoxin Energy Development Group Limited ("SPG").  In the event that this significant customer ceases doing business with us, we believe that there are potential alternative customers with whom we could establish new relationships and that those relationships would result in the replacement of the lost customer.

Depreciation, Depletion and Amortization.  The Company’s sales of CBM gas began in the quarter ended March 31, 2011; the Company does not have sufficient production information by which reserves can be estimated.  Because of this, and because the costs associated with the Company’s oil  and gas properties relate to projects which have not yet identified proved reserves, the Company has not recorded depletion expense during the quarter ended March 31, 2011.

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

Recently Issued Accounting Standards and Developments.  There were no recent accounting pronouncements at March 31, 2011 that materially affected our company.

2.  Liquidity and Realization of Assets

Gas sales under the gas sales agreement with SPG commenced in the first quarter of 2011.   We have funded our exploration and development activities primarily through the sale and issuance of common stock. In September 2009, the Company filed with the SEC a shelf registration statement on Form S-3 for the offer and sale from time to time of up to $75 million of the Company's debt and equity securities.  On March 11, 2010, we completed a transaction for the sale of 11.7 million shares of our common stock and warrants to purchase up to 4.7 million shares of our common stock for total net proceeds of $4.6 million under our shelf registration statement.  On August 25, 2010, we completed the sale of approximately 105.5 million shares of common stock at a price of $0.33 per share for total net proceeds of $32.4 million in a registered direct public offering. On March 16, 2011, we completed a transaction for the sale of 34.9 million shares of our common stock at $0.5025 per share for net proceeds of $16.7 million under our shelf registration statement. The amount remaining available under the registration statement at May 3, 2011 was approximately $9.0 million.

On June 12, 2010, China United Coalbed Methane Corporation, Ltd. ("CUCBM") and SPG  executed a gas sales agreement (the "Gas Sales Agreement"), to which we are an express beneficiary, to sell CBM produced in the CBM field (the "Shouyang Field") governed by the Shouyang PSC. Pursuant to the Gas Sales Agreement, SPG is initially required to purchase up to 300,000 cubic meters (10,584,000 cubic feet) per day of CBM (the "Daily Volume Limit") produced at the Shouyang Field on a take-or-pay basis, with the purchase of any quantities above such amount to be negotiated pursuant to a separate agreement.  At the request of FEEB and CUCBM to provide competitive pricing options for offtake of CBM production in excess of the Daily Volume Limit with assured offtake capacity, the Gas Sales Agreement obligates SPG to commit to having demand capacity to accept at least 1 million cubic meters (approximately 35 million cubic feet) per day from the Shouyang Field by 2015 but does not obligate FEEB or CUCBM to sell gas in excess of the Daily Volume Limit. The term of the Gas Sales Agreement is 20 years. The in-field gathering system and compression equipment were connected to the pipeline in early January 2011.  After completion of that process, low level gas flow commenced in January with initial testing of the gathering system in January.  Gas sales were interrupted while SPG completed testing and commissioning of equipment related to our first stage compressor sites as well as installation of gas sales meters.  That work was completed and formal gas flow and sales re-commenced in mid-March 2011.   Second stage compressor equipment is on site and available for use as needed when volumes increase.  The gross gas production for the first quarter 2011 was approximately 63 million cubic feet and sales volumes were 5.6 million cubic feet.  Gross production generally increased across the first quarter of 2011 and into the second quarter and to a high of 890 mcfpd on May 12, 2011. Current gas sales are ranging from 400 mcfpd to 685 mcfpd. We believe that rate will increase as gas from additional wells is sold through the gathering system.

Our current work programs would satisfy the minimum exploration expenditures for our Shouyang and Yunnan PSCs for 2011. With respect to the Qinnan PSC, we have halted activities on the Qinnan Block pending regulatory approval or denial.  Management may seek to secure capital by, first, obtaining debt or project financing or, if acceptable project or debt financing or refinancing is unavailable, by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets, and by seeking to obtain approval from our Chinese partner company and the PRC’s Ministry of Commerce ("MOC") with respect to, and satisfying the other conditions under, the Farmout Agreement with Dart Energy, which would provide additional funding.  If none of these alternatives are available, management may seek to obtain equity related financing.  See Note 3 – "Transactions with Dart Energy" for additional information on our Farmout Agreement with Dart Energy.  However, there can be no assurance that we will be successful in capital acquisition or raising funds through debt, project financing, or entering into any strategic relationship or transaction or in satisfying the conditions under the Farmout Agreement with Dart Energy. In addition, the terms and conditions of any potential strategic relationship or transaction or of any project financing are uncertain, and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price.  Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer.  There can be no guarantee of future capital acquisition, fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs.  Based on our planned work programs, which include an accelerated pace of drilling in 2011, if we do not secure additional capital, whether from Dart Energy under the Farmout Agreement or through additional debt or project financing, or enter into an agreement with a strategic partner, we believe that the funds currently available to us should provide sufficient cash to fund our planned expenditures under the Shouyang PSC and other minimum operating costs until near the end of the fourth quarter of 2011.

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

As of March 31, 2011, we had unevaluated exploratory well costs totaling $53.9 million, of which $35.1 million have been capitalized for a period greater than one year.  Such costs, which relate to the Shouyang Block in Shanxi Province, were initially capitalized under successful efforts accounting, pending a determination of whether sufficient quantities of economically recoverable proved reserves are found.  We make periodic assessments of whether these costs qualify for continuing capitalization, based on whether we are making sufficient progress in assessing the reserves and determining the economic and operating viability of the project, as more fully discussed in Note 4.

In addition to these periodic assessments, we also assess whether we have a reasonable expectation of recovering these costs through future net cash flows from the project, if we are successful in implementing an overall development program upon completion of a pilot project.  During the first quarter of 2008, we received a report of an independent engineering firm, which was commissioned to study the various technical aspects of the current pilot project  in the initial 1H Pilot Area in the Shouyang Block.  The study indicated that significant gas content is present in the initial 1H Pilot Area and that the coal in the area has relatively high permeability, based on production data available from the first seven wells (three horizontal and four vertical) drilled in the pilot area.  The report also indicated that we have made progress in lowering the wellbore pressure in the initial 1H Pilot Area to a level which appeared to be the critical desorption pressure necessary for CBM gas production.  In November 2010 we received an original gas in place report from an oil and gas consulting firm, and in April 2011 we received a contingent resources report from the same firm. Although there are uncertainties associated with our exploration and dewatering efforts, we believe the results of these studies, when taken together with management’s analysis and recent well results, provide the Company with a reasonable basis for its expectations as to the long-term viability of this project, and support the continued capitalization of our unevaluated capitalized exploratory well costs in the project while we are continuing to evaluate the field.

Subsequent to the drilling of the seven wells included in the 2008 report, we have drilled an additional 3 horizontal, 14 vertical, 22 deviated, and 13 pilot development test wells as of March 31, 2011 in the northern portion of the Shouyang Block. Additionally, we began drilling 1 vertical well, 1 deviated well and 5 pilot development test wells, which were not yet completed as of March 31, 2011.  The unevaluated exploratory well costs at March 31, 2011 consisted of exploratory drilling and related costs for 46 wells in the initial 1H Pilot Area and 13 pilot development test wells.  We also plan to drill additional wells in the near future to further explore and assess the potential of the property.  Although we believe the results of our exploration activities in Shanxi and Yunnan Provinces to date have been favorable and believe that we have established the commercial viability of the initial 1H Pilot Area in the Shouyang Block, we will need to complete more wells to confirm commercial viability in the remaining acreage in these provinces. In the event we are not successful, we may be required to write off some or all of these unevaluated exploratory well costs.  We are in the process of obtaining Chinese reserve certification to support the submission of the overall development plan ("ODP") which will be filed as soon as possible.

3.  Transactions with Dart Energy

On March 13, 2009, we entered into a series of transactions related to our Qinnan Block with Dart Energy, formerly known as Arrow Energy International Pte Ltd.  In connection with these transactions, one of our wholly owned subsidiaries, FEEB, and Dart Energy entered into a Farmout Agreement (the "Farmout Agreement") under which, subject to certain conditions, FEEB would assign to Dart Energy 75.25% of its rights in the Qinnan PSC in Shanxi Province (the "Assignment"). The Farmout Agreement conditions the Assignment on, among other things, the receipt of required approvals from the government of the PRC.  Since December 19, 2009, each of the Company and Dart Energy has had the right to terminate the Farmout Agreement at any time, though neither party has elected to exercise that right.

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

The Exchangeable Note has an initial principal amount of $10 million and bears interest at a rate of 8% per annum, which began to accrue on October 16, 2009 and matured on March 13, 2011("Maturity Date").  Dart Energy has the right at any time to exchange the Exchangeable Note in whole or in part for shares of the Company’s common stock at an exchange rate of 21,052.63 shares per $10,000, or $0.475 per share (the "Exchange Rate"), of principal and interest.  Moreover, upon satisfaction of the conditions set forth in the Farmout Agreement, the note would automatically be exchanged for shares of our common stock at the same exchange rate.  As of March 31, 2011, Dart Energy has exercised its right to exchange a total of $6.8 million in principal amount under the $10.0 million Exchangeable Note for 14,315,789 shares of Common Stock in the aggregate through the following series of transactions:

Date Shares Issued	Principal Amount Exchanged	Shares of Common Stock Issued

February 1, 2011	$4,000,000	8,421,053
February 24, 2011	2,800,000	5,894,736
	$6,800,000	14,315,789

As of March 31, 2011, the remaining principal balance was $3,200,000, and the outstanding unpaid interest amount was $1,106,667.  Dart Energy has informed the Company that it has sold all of the acquired shares through block trades with institutional investors.

Prior to the Maturity Date, the parties agreed to extend the remaining balance of the exchangeable note of $3.2 million plus approximately $1.1 million in accrued interest to a new maturity date of September 15, 2011.  Interest will continue to accrue on the remaining principal balance at the original 8% annual rate.

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

For additional information on the transactions with Dart Energy, see Item 1 – "Business" of our 2010 Annual Report.

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

Based on the combination of the Black-Scholes-Merton valuation technique and the Monte Carlo simulation, the Warrant was valued at $624,612 at time of issuance.   The amount was recorded as a discount to the Exchangeable Note in the liabilities section and as additional paid-in capital in the Stockholders’ Equity section of the Consolidated Balance Sheets.  The debt discount is accreted as interest expense periodically over the term of the Exchangeable Note.  Accretion expense for the three-month periods ended March 31, 2011 and 2010 was $42,172 and $46,042, respectively.

The Company incurred approximately $0.5 million in direct costs in connection with entering into the transactions with Dart Energy.  These direct costs were allocated between the Exchangeable Note and the Warrant in proportion to their respective fair values at time of issuance.  The costs related to the Warrant were recorded as an offset to the value of the Warrant in paid-in capital.  The costs related to the Exchangeable Note were capitalized as deferred financing costs and amortized based on the effective interest method over the term of the Exchangeable Note.  The objective of that method is to arrive at a periodic interest cost which represents a level effective rate over the term of the Exchangeable Note on its face amount reduced by the unamortized discount and expense at the beginning of the period.  The effective interest rate for the Exchangeable Note as calculated is 11.64% per annum.  Amortization expense for the three-month periods ended March 31, 2011 and 2010 was $31,335 and $34,211, respectively.

4.  Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties include the following (in thousands):

	At March 31,	At December 31,
	2011	2010
Unproved leasehold costs	$275	$275
Unevaluated exploratory well costs	53,947	49,819
	$54,222	$50,094

Unproved Property Costs. Unproved leasehold costs are composed of amounts we paid to the MOC and the China United Coalbed Methane Corporation ("CUCBM") pursuant to a PSC we entered into in 2002 with CUCBM to acquire the mineral rights in the Enhong and Laochang areas in Yunnan Province.

Unevaluated Well Costs.  Unevaluated well costs include only suspended well costs which are direct exploratory well costs pending determination of whether proved reserves have been discovered. Accounting guidance regarding capitalization of suspended well costs is provided by FASB ASC Topic 932, Extractive Activities – Oil & Gas ("ASC 932").  FASB ASC 932 addresses whether there are circumstances under the successful efforts method of accounting for oil and gas producing activities that would permit the continued capitalization of exploratory well costs beyond one year, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are under way or firmly planned for the near future.  Capitalization of costs should be continued beyond one year in cases where reserves for the project are not yet proven, but the Company demonstrates sufficient continuing progress toward assessing those reserves.  For the capitalized costs at March 31, 2011, our assessment indicated that our current work programs demonstrated our efforts in making sufficient continuing progress toward assessing the reserves in the areas for which the costs were incurred. Therefore, we have continued to capitalize these costs.

The following table provides an aging of capitalized exploratory well costs based on the date the costs were incurred and the number of related wells for which these exploratory well costs have been capitalized for a period greater than one year (in thousands, except number of projects):

At March 31,
2011

Unevaluated exploratory well costs that have been capitalized for a period of one year or less	$18,819
Unevaluated exploratory well costs that have been capitalized for a period greater than one year (1)	35,128
Total unevaluated exploratory well costs	$53,947
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	1

(1)	Costs related to our exploratory project in the Shouyang Block in the Shanxi Province.

Our net changes in unevaluated exploratory well costs in the Shouyang Block for the three months ended March 31, 2011 are presented below (in thousands):

At March 31,
2011

Beginning balance at January 1	$49,819
Additions to unevaluated exploratory well costs pending the determination of proved reserves	4,128
Reclassifications of wells, facilities, and equipment based on the determination of proved reserves	-
Unevaluated exploratory well costs charged to expense	-
Ending balance at March 31	$53,947

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

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment at March 31, 2011 (in thousands):

At March 31,
2011
Carrying amount at beginning of period	$491
Liabilities incurred	15
Liabilities settled	-
Accretion	15
Revisions	-
Foreign currency translations	-
Carrying amount at end of period	$521
Current portion	$-
Noncurrent portion	$521

6.  Other Fixed Assets

Other fixed assets, net include the following (in thousands):

	At March 31,	At December 31,
	2011	2010
Other fixed assets	$1,511	$1,314
Accumulated depreciation	(678)	(677)
Other fixed assets, net	$833	$637

Other fixed assets include leasehold improvements, equipment and furniture.  Depreciation expense for the three-month periods ended March 31, 2011 and 2010 were approximately $41,000 and $45,000, respectively.

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

Shouyang Production Sharing Contract.  We are the operator under a PSC entered into with CUCBM to develop the Shouyang Block in the Shanxi Province.  The term of the Shouyang PSC consists of an exploration period, a development period and a production period. During the exploration period, we hold a 100% participating interest in the properties, and we must bear all exploration costs for discovering and evaluating CBM-bearing areas. If any CBM field is discovered, the development costs for that CBM field will be borne by us and CUCBM in proportion to the respective participating interests. At that time, we will recover that share of the up-front exploration costs allocable to our Chinese partner through a gradual cost recovery mechanism.  The exploration period is divided into three phases called Phase I, Phase II and Phase III.  We have completed our Phase I,  Phase II and Phase III work program obligations under the PSC, and intend to continue pilot development and exploration activities in Phase III until we transfer into the development period.  During the third quarter of 2009, the MOC approved a modification agreement to extend Phase III of the exploration period for the Shouyang PSC to June 30, 2011 from June 30, 2009.

Under the Shouyang PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements.  Our minimum exploration expenditure requirement is based on the minimum exploration expenditure requirements of CUCBM established by the Ministry of Land and Resources ("MLR").  The MLR sets its requirements by applying a minimum expenditure per square kilometer to the total acreage encompassed by each PSC.  The annual minimum exploration expenditure requirement is approximately $3.0 million in the aggregate for the Shouyang PSC based on the currency exchange rate between the U.S. Dollar and the Chinese RMB as of March 31, 2011.  These expenditure requirements are denominated in the RMB and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the Chinese RMB.  The MLR minimum expenditure requirements are a significant factor that influences the Company's exploration work program. Under the Shouyang PSC, we are required to pay certain fees totaling $0.5 million in 2011, which count toward the satisfaction of the 2011 minimum exploration expenditure requirements.  These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits.

Qinnan Production Sharing Contract.  We are the operator under a PSC with China National Petroleum Company ("CNPC"), the successor to CUCBM, to develop the Qinnan Block in the Shanxi Province.  The term of the Qinnan PSC consists of an exploration period, a development period and a production period. During the exploration period, we hold a 100% participating interest in the properties, and we must bear all exploration costs for discovering and evaluating CBM-bearing areas. If any CBM field is discovered, the development costs for that CBM field will be borne by us and CUCBM in proportion to the respective participating interests. At that time, we will recover that share of the up-front exploration costs allocable to our Chinese partner through a gradual cost recovery mechanism.  The exploration period is divided into three phases called Phase I, Phase II and Phase III.  We have completed our Phase I, Phase II and Phase III work program obligations under the PSC, and intend to continue pilot development and exploration activities in Phase III until we transfer into the development period.

Although the Qinnan PSC does not expire until July 31, 2032, the stated date for expiration of the exploration period for the Qinnan PSC occurred on June 30, 2009. We are continuing to pursue an extension of the exploration period of the Qinnan PSC, but we cannot be optimistic at this time. The Company believes the underlying exploration period should be extended due to events beyond its reasonable control, namely the lengthy transfer of rights taking place from CUCBM to CNPC.  At CNPC’s request, we have provided certain operational and financial information about our Company to assist them in the decision making process for recognizing an extension of the exploration period in Qinnan.  CNPC has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008.  We have also provided to CNPC at their request our work plan for 2010 for Qinnan.  In January 2011, we received a formal notice from CNPC that it has purportedly received all Chinese approvals with respect to the transfer and has requested we execute a modification agreement to confirm CNPC as our Chinese partner company for the Qinnan PSC.  Currently, the modification agreement is under review and discussion.  There can be no assurance that we will be successful in extending the exploration period of the Qinnan PSC or that a new PSC will be granted. Additionally, in connection with obtaining this extension or a new PSC, we may be required to commit to certain expenditures or to modify the terms or respective ownership interests and/or acreage in the applicable PSC. However, if we are unable to secure sufficient funds to commit to these expenditures, it may adversely affect our ability to extend the Qinnan PSC.

Under the Qinnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements.  As with the Shouyang PSC, our minimum exploration expenditure requirement is based on the minimum exploration expenditure requirements of CNPC established by the MLR.  The MLR sets its requirements by applying a minimum expenditure per square kilometer to the total acreage encompassed by each PSC.  The annual minimum exploration expenditure requirement under the Qinnan PSC is approximately $3.5 million in the aggregate based on the currency exchange rate between the U.S. Dollar and the Chinese RMB as of March 31, 2011.  These expenditure requirements are denominated in the RMB and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the Chinese RMB.  Because the stated expiration date for the exploration period for the Qinnan PSC occurred on June 30, 2009, and we have not yet received an extension, we have halted activities associated with the Qinnan Block pending receipt of an extension, should one ultimately be granted.

Yunnan Production Sharing Contract. We are the operator under one PSC with CUCBM to develop two areas in the Yunnan Province: Enhong and Laochang. The term of the PSC consists of an exploration period, a development period and a production period. The exploration period is divided into two phases, Phase I and Phase II.  We have completed Phase I and are operating in Phase II.  During the third quarter of 2009, the MOC approved a modification agreement to extend Phase II of the exploration period for the Yunnan PSC to June 30, 2011 from June 30, 2009.

During the exploration period, we must bear all exploration costs for discovering and evaluating CBM-bearing areas.  Our work commitment to complete Phase II consists of drilling 7 exploratory wells and fracturing and test producing a 5-well pilot in the Laochang sub-block (including one vertical well and four deviated wells).    In December 2010 we mobilized a drilling company to fracture stimulate 5 wells that we had drilled to test the number 7+8 and number 19 coal seams in Laochang area.  These two seams have good gas content based on lab analysis and significant thickness to merit testing for commercial production.  Stimulation operations were completed on January 19, 2011 and the frac company demobilized from the field.  However, bad weather prevented the equipment from reaching the field in time to put the wells on production before the Chinese New Year holiday.  Therefore, the planned operations were suspended until February 15, 2011 to allow for the roads to improve and the crews to return from the holiday.  The dewatering operation started on March 18, 2011 in all five wells of the clustered pilot. With casing pressure of 0.41 Mpa and fluid level several hundred meters above the top of the targeted coal seams, a small amount of gas began to be produced and flared.  More gas is anticipated to come with dewatering process going forward.

Under the Yunnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements.  Our minimum exploration expenditure requirements for the blocks subject to the PSC are based on the minimum exploration expenditure requirements of CUCBM established by the MLR.  The MLR sets its requirements by applying a minimum expenditure per square kilometer to the total acreage encompassed by the PSC.  The annual minimum exploration expenditure requirement is approximately $1.6 million in the aggregate, based on the currency exchange rate between the U.S. Dollar and the Chinese RMB as of March 31, 2011.  These requirements are denominated in the RMB, and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the Chinese RMB.  The MLR minimum expenditure requirements are a significant factor that influences the Company's exploration work program.  Under the Yunnan PSC, we are required to pay certain fees totaling $0.4 million in 2011, which are counted toward the satisfaction of the 2011 minimum exploration expenditure requirements. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits.  Based on the modification agreement, the unfulfilled exploration work commitment will be added to the minimum exploration work commitment for the following year.  If the Company terminates the Yunnan PSC and there exists an unfulfilled balance on the minimum exploration work commitment, the Company will be required to pay the balance to CUCBM.

8.  Common Stock

Issuance of Shares.  On March 16, 2011, we completed a transaction for the sale of 34.9 million shares of our common stock at $0.5025 per share for net proceeds of $16.7 million under our shelf registration statement.

Conversion of Exchangeable Note.  During the first quarter of 2011, Dart Energy exercised its right to exchange a total of $6.8 million in principal amount under the $10.0 million Exchangeable Note for 14,315,789 shares of Common Stock in the aggregate through the series of transactions.  See Note 3 – "Transactions with Dart Energy" for additional information.

Shares Withheld for Taxes.  During the first quarter of 2011, we withheld 34,259 shares of our common stock from the vesting of nonvested shares (also commonly referred to as "restricted stock") granted to employees to satisfy tax withholding obligations of $20,372.  Once withheld, the shares were canceled and removed from the number of outstanding shares.  Accordingly, we reduced our common stock and our additional paid in capital on our consolidated balance sheet by an amount which equaled the fair market value of the withheld shares on the date of withholding and cancellation.  We subsequently remitted the amount withheld to the tax authority.

Outstanding Warrants.  A summary of warrants outstanding as of March 31, 2010 is as follows (in thousands, except exercise price):

	Warrants	Expiration Date In
Exercise Price	Outstanding	2012	2013	2014		2015
$0.54	290	-	-	290	(1)	-
$0.80	4,662	-	-	-		4662	(1)
$1.00	8,400	-	8,400	-		-
$1.25	4,623	-	-	4,623		-
$2.61	4,020	4,020	-	-		-
Total	21,995	4,020	8,400	4,913		4,662

(1)	During the first quarter of 2010 granted to investors and placement agent in conjunction with the investors’ purchase of our common stock.

9.  Share-Based Compensation

We grant nonvested shares of common stock and options to purchase common stock to employees, members of the board of directors and consultants under our shareholder-approved 2005 Stock Incentive Plan (the "2005 Plan").  Grants prior to the adoption of the 2005 Plan and inducement grants associated with hiring of new employees and appointment of new directors are generally issued outside of the 2005 Plan.  At the annual general meeting of stockholders of the Company held on July 15, 2009, the Company's stockholders approved an amendment to the 2005 Plan which increased the number of shares of common stock issuable from 7,500,000 shares to 12,500,000 shares and increased the number of shares of common stock that may be granted as restricted stock (nonvested shares), restricted stock units or any other stock-based awards from 2,400,000 to 3,900,000 shares.  During 2010, the Company awarded 315,000 nonvested shares under the 2005 Plan to employees as retention bonuses.  During the first quarter of 2011, we awarded options to purchase up to 1,785,000 shares of our common stock and 1,669,800 nonvested shares under the 2005 Plan to employees and members of the board of directors; and options to purchase up to 250,000 shares of our common stock and 190,000 nonvested shares outside the 2005 Plan to a new employee and a consultant.  As of March 31, 2011, we had 2,619,199 shares available for awards under the 2005 Plan, of which 33 shares could be issued as nonvested shares or other full-valued stock-based awards.

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

The compensation expense is included in the Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Exploration Costs	$46	$35
General and Administrative	191	194
	$237	$229

The following table summarizes stock option transactions during the three months ended March 31, 2011 (in thousands, except grant price):

	Options	Weighted Average Grant Price
Outstanding at January 1, 2011	9,075	$1.18
Granted	2,035	0.58
Forfeited	(3)	0.28
Cancelled	-	-
Expired	-	-
Outstanding at March 31, 2011	11,107	$1.07

Exercisable at March 31, 2011	7,939	$1.29

At March 31, 2011, the weighted average remaining contractual life for the stock options outstanding and exercisable was 5.85 years and 4.59 years, respectively.

The following table summarizes shares of nonvested stock transactions during the three months ended March 31, 2011 (in thousands, except per share data):

	Nonvested Shares	Weighted Average Fair Value Per Share	Vest Date Fair Value
Outstanding at January 1, 2011	779	$0.37
Granted	1,860	0.58
Vested	(84)	0.68	$70
Withheld for Taxes	(34)	0.68
Outstanding at March 31, 2011	2,521	$0.52

As of March 31, 2011, we had approximately $2.0 million in total unrecognized compensation cost related to share-based compensation, of which $1.1 million was related to shares of nonvested stock grants and was recorded in unearned compensation on our consolidated balance sheets.  This cost is expected to be recognized over a weighted average period of 2.7 years at March 31, 2011.  This expected cost does not include the impact of any future share-based compensation awards.

10.  Supplemental Disclosures of Cash Flow Information

Cash paid for interest expense and income taxes for the three month period of 2011 and 2010 was zero.

11. Subsequent Events

Subsequent events have been evaluated through May 16, 2011, the date the consolidated financial statements were issued. There were no items that would have a material impact to the consolidated financial statements presented in this Form 10-Q.

PART 1.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December, 31, 2010 ("2010 Annual Report"), the financial statements and related notes in this Quarterly Report, the risk factors contained herein and in our 2010 Annual Report, and all of the other information contained elsewhere in this report.  The terms "we," "us," "our," “the Company”  and "our company" refer to Far East Energy Corporation and its subsidiaries, unless the context suggests otherwise. The term "FEEB" refers to Far East Energy (Bermuda), Ltd., a wholly-owned subsidiary, which conducts substantially all of our operations in China.

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

During the first quarter 2011, we continued our efforts to explore and develop CBM in Shanxi Province in northern People's Republic of China ("PRC" or "China") and in Yunnan Province in southern PRC.  We continued to employ numerous safety precautions to ensure the safety of our employees and independent contractors.  We also conducted our operations in accordance with various laws and regulations concerning the environment, occupational safety and health.

In early January 2011, the in-field gathering system and compression equipment were connected to the pipeline.  After completion of that process, low level gas flow commenced  in January with initial testing of the gathering system in January.  Gas sales were interrupted while Shanxi Province Guoxin Energy Development Group Limited ("SPG") completed testing and commissioning of certain equipment related to our first stage compressor sites as well as installation of gas sales meters.  That work was completed and formal gas flow and sales re-commenced in mid-March 2011.  Second stage compressor equipment is on site and available for use as needed when volumes increase.  The gross gas production for the first quarter 2011 was approximately 63 million cubic feet and sales volumes were 5.6 million cubic feet.  Gross production generally increased across the first quarter of 2011 and into the second quarter and to a high of 890 mcfpd on May 12, 2011. Current gas sales are ranging from 400 mcfpd to 685 mcfpd. We believe that rate will increase as gas from additional wells is sold through the gathering system. See "Shouyang PSC" below.

In February 2011, Dart Energy (CBM) International Pte Ltd (formerly Arrow Energy International Pte Ltd) ("Dart Energy") exercised its right to exchange a total of $6.8 million in principal amount under the Exchangeable Note for 14,315,789 shares of Common Stock in the aggregate through the series of transactions.

On March 16, 2011, we completed a transaction for the sale of 34.9 million shares of our common stock at $0.5025 per share for net proceeds of $16.7 million under our shelf registration statement.  The amount remaining available under the registration statement at May 3, 2011 was approximately $9.0 million.

Management may seek to secure capital by, first, obtaining debt or project financing or, if acceptable project or debt financing or refinancing is unavailable, by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets, and by seeking to obtain approval from our Chinese partner company and the PRC’s Ministry of Commerce ("MOC") with respect to, and satisfying the other conditions under, the Farmout Agreement with Dart Energy, which would provide additional funding.  If none of these alternatives are available, the management may seek to obtain equity related financing.  See Note 3 – "Transactions with Dart Energy" for additional information on our Farmout Agreement with Dart Energy.  However, there can be no assurance that we will be successful in capital acquisition or raising funds through debt, project financing, or entering into any strategic relationship or transaction or in satisfying the conditions under the Farmout Agreement with Dart Energy. In addition, the terms and conditions of any potential strategic relationship or transaction or of any project or debt financing are uncertain, and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price.  Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  In particular, any transfer of our rights under the PSCs will require the approval of our Chinese partner company and the MOC. There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer.  There can be no guarantee of future capital acquisition, fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs.  Based on our planned work programs, which include an accelerated pace of drilling in 2011, if we do not secure additional capital, whether from Dart Energy under the Farmout Agreement or through additional debt, project financing, or enter into an agreement with a strategic partner, we believe that the funds currently available to us should provide sufficient cash to fund our planned expenditures under the Shouyang PSC and other minimum operating costs until near the end of the fourth quarter of 2011.

The global financial crisis, despite having abated to a certain extent, has created liquidity problems for many companies and financial institutions and international capital markets have stagnated, especially in the United States and Europe.  A continuing downturn in these markets could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through financing or the sale of our securities. The ongoing crisis has created a difficult environment in which to negotiate and consummate a transaction or otherwise.  While we will continue to seek to secure capital, there can be no assurance that we will be able to enter any strategic relationship or transaction or that we will be successful in raising funds through debt, project, or equity related financing.

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

On June 12, 2010, China United Coalbed Methane Corporation, Ltd. ("CUCBM") and SPG executed the Shouyang Project Coalbed Methane Purchase and Sales Contract (the "Gas Sales Agreement") through which CBM produced at the CBM field (the "Shouyang Field") is sold.  Pursuant to the Gas Sales Agreement, SPG is initially required to purchase up to 300,000 cubic meters (10,584,000 cubic feet) per day of CBM (the "Daily Volume Limit") produced at the Shouyang Field on a take-or-pay basis, with the purchase of any quantities above such amount to be negotiated pursuant to a separate agreement.  At the request of FEEB and CUCBM to provide competitive pricing options for offtake of CBM production in excess of the Daily Volume Limit with assured offtake capacity, the Gas Sales Agreement obligates SPG to commit to having demand capacity to accept at least 1 million cubic meters (approximately 35 million cubic feet) per day from the Shouyang Field by 2015 but does not obligate FEEB or CUCBM to sell gas in excess of the Daily Volume Limit. The term of the Gas Sales Agreement is 20 years.   FEEB and CUCBM sought to have the 300,000 cubic meter (10,584,000 cubic feet) per day Daily Volume Limit included in the Gas Sales Agreement, rather than committing to supply up to the entire capacity of the pipeline (approximately 40 million cubic feet per day), because they desired to preserve the opportunity to negotiate a new contract for gas volumes above 10,584,000 cubic feet in the belief that a competing pipeline company, Shanxi International Energy Company ("Shanxi International"), was considering building to the initial 1H Pilot Area.  A second pipeline would potentially provide an additional 50 million cubic feet per day of offtake infrastructure as well as provide price competition.  On June 22, 2010, it was announced that Shanxi International had held its commencement ceremony for a pipeline that would run through Shouyang, and purportedly has a capacity of 50 million cubic feet per day.

In early January 2011, the in-field gathering system and compression equipment in our initial 1H Pilot Area were connected to SPG's gas pipeline.  After completion of that process, low level gas flow commenced  in January with initial testing of the gathering system in January.  Gas sales were interrupted while SPG completed testing and commissioning of equipment related to our first stage compressor sites as well as installation of gas sales meters.  That work was completed and formal gas flow and sales re-commenced in mid-March 2011.  Second stage compressor equipment is on site and available for use as needed when volumes increase.  The gross gas production for the first quarter 2011 was approximately 63 million cubic feet and sales volumes were 5.6 million cubic feet.  Gross production generally increased across the first quarter of 2011 and into the second quarter and to a high of 890 mcfpd on May 12, 2011. Current gas sales are ranging from 400 mcfpd to 685 mcfpd. We believe that rate will increase as gas from additional wells is sold through the gathering system.

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

The price to be paid by SPG, excluding the effect of any applicable rebates or subsidies, for CBM under the Gas Sales Agreement will be 1.20 RMB per cubic meter (including tax) until June 12, 2011.  Additionally, enacted Chinese government and Shanxi provincial subsidies equal 0.20 RMB and 0.05 RMB per cubic meter, respectively, for a total of 0.25 RMB per cubic meter.  Thus, the price to be received by CUCBM and FEEB, including subsidies for gas sales that will be allocated between CUCBM and FEEB as agreed under the Letter Agreement, should be approximately 1.45 RMB per cubic meter prior to June 12, 2011. This equates to approximately $6.25 per Mcf at exchange rates as of March 31, 2011. The Chinese news service Xinhua News Agency, has recently advised that the PRC’s CBM subsidy will be increased this summer in conjunction with the release of the 12th Five Year Plan and could be increased as much as 0.2 RMB per cubic meter (or $0.86 per Mcf based on the March 31, 2011 exchange rate).  If implemented, this level of subsidy increase would take our current sales price of $6.25 up to $7.11 per Mcf (inclusive of taxes).  The Gas Sales Agreement also provides for price adjustments in accordance with changes to the published Chinese national natural gas price and annual price adjustments based on the parties’ mutual agreement. If the parties do not agree on a new price, the then-current price shall continue in effect and either party may seek to resolve any pricing dispute pursuant to arbitration.  SPG is obligated to pay for all CBM monthly in advance, based on anticipated deliveries for the coming month.

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

The northern portion of the Shouyang Block is being closely monitored and work programs are being carried out there to achieve three primary goals: (i) to expand the area in our initial 1H Pilot Area where critical desorption and gas production are occurring, thereby increasing gas production, (ii) to determine the optimal approach to minimize costs and maximize gas recovery and (iii) to add pilot development test wells spaced at intervals of several kilometers across the entire Shouyang Block to help delineate the geographic extent of the high permeability and high gas content area.  In pursuit of these goals in our initial 1H Pilot Area, we had drilled and completed the following wells by the end of March 31, 2011:

Wells Drilled and Completed as of March 31, 2011
Horizontal	6
Vertical	18
Deviated	22
Pilot Development Test	13
59

Drilling activity in our Shouyang Block during the first quarter of 2011 is summarized as follows:

	Wells Spuded, Drilling Not Completed				Wells Completed
			Pilot				Pilot
Quarter Ended	Vertical	Deviated	Development Test	Total	Vertical	Deviated	Development Test	Total
March 31, 2011	1	1	5	7	1	4	1	6

At the end of March 31, 2011, the Company had 47 wells producing gas (both flared or sold) in the Shouyang Block. Additionally, as of that date, one well has been abandoned in the Shouyang Block, and no dry holes have been drilled.

The deviated wells represent another phase in the process of reducing costs.  These are essentially vertical wells drilled at a very high angle from an existing well pad and location. Utilizing an existing well location allows more than one well to be drilled from the same pad, consequently reducing land and pad construction costs, as well as reducing environmental impact.  Once drilled to the coal seam, the wells were fracture stimulated.  We have gained insights over time as to situations where cavitation or hydraulic fracture stimulation may improve our dewatering efficiency in the pilot area.  Hydraulic fracturing is a stimulation method successfully used in gas shale and other coalbed reservoirs to improve wellbore productivity by providing channels that extend beyond any formation damage done to the wellbore during the drilling process.  This allows for water and gas to more easily flow into the wellbore and then be produced.  The fracturing activity during the first quarter of 2011 is summarized as follows:

	Fracturing

Quarter Ended	Workovers	New Wells	Total
March 31, 2011	8	7	15

Current plans call for 5 to 8 rigs to continue a drilling program of 60 pilot production and pilot development test wells which commenced in September 2010 and is scheduled to run through the third quarter of 2011. Approximately 50 of the wells have been or will be drilled in the initial 1H Pilot Area to increase gas production and gas sales.  Proceeds of $17.5 million raised from the March 2011 registered direct placement will be used to drill additional wells to add to production, to accelerate drilling of additional pilot development test wells that will cover the far reaches of the Shouyang Block, and also to possibly drill two 5-well clusters.  The five well clusters or "5 spots" may aid in the establishment of additional Chinese reserves for ODP purposes and perhaps establish additional pilot production areas with our ongoing pilot development work program.  We have been drilling pilot development test wells at approximately 4 to 5 kilometer intervals to the west and south of the pilot area, with the goal of providing data to support the full extent of the large area of the northern Shouyang Block (pilot area) that contains high gas content as well as good permeability characteristics. We have recently begun to drill pilot development test wells to the east and southeast of the initial 1H Pilot Area. Through the pilot development test wells we seek to determine what portion of the northern area of the Shouyang Block shares the same rare combination of high permeability and high gas content discovered in the initial 1H Pilot Area.  In addition to the permeability of 80 to 100 millidarcies determined in the various wells drilled in the initial 1H Pilot Area, the following table reflects the permeability determined in the pilot development test wells drilled subsequently in the Shouyang Block:

Drilled &		Permeability
Completed In	Well Name	(Millidarcies - mD)
2008	P2	20-40
2009	P3	10-20
2009	P4	50
2010	P5	50-70
2010	P6	30
2010	P7	140
2010	P11	50
2010	P13	120
2010	P14	180
2010	P15	300

With permeabilities ranging from 10 millidarcies to 300 millidarcies, the number 15 coal seam in the expanded areas tested appears to have areas of high permeability coupled with high gas content.

A distant pilot development test well has been drilled approximately 22 kilometers to the south of the initial 1H Pilot Area and further test wells are planned to be drilled substantially to the south of that to test the limits of the high permeability and high gas content of the Shouyang block coal seams.

We are in the process of obtaining Chinese reserve certification to support the submission of the ODP which will be filed as soon as possible.

Qinnan Block, Shanxi Province. The exploration period of the Qinnan PSC in Shanxi Province expired on June 30, 2009, and we cannot continue our exploration activities in the Qinnan Block without an extension or a new PSC.  We are continuing to pursue an extension of the exploration period of the Qinnan PSC, but we cannot be optimistic at this time. The Company believes the underlying exploration period should be extended due to events beyond its reasonable control, namely the lengthy transfer of rights taking place from CUCBM to China National Petroleum Company ("CNPC").  At CNPC’s request, we have provided certain operational and financial information about our Company to assist them in the decision making process for recognizing an extension of the exploration period in Qinnan.  CNPC has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008.  We have also provided to CNPC at their request our work plan for 2010 for Qinnan.  In January 2011, we received a formal notice from CNPC that it has purportedly received all Chinese approvals with respect to the transfer and has requested that we execute a modification agreement to confirm CNPC as our Chinese partner company for the Qinnan PSC.  Currently, the modification agreement is under review and discussion.  There can be no assurance that we will be successful in extending the exploration period of the Qinnan PSC or that a new PSC will be granted. Additionally, in connection with obtaining this extension or a new PSC, we may be required to commit to certain expenditures or to modify the terms or respective ownership interests and/or acreage in the applicable PSC.

In March of 2009, we entered into a series of transactions related to our Qinnan Block with Dart Energy.  For additional information, see Item 1 – "Business" of our 2010 Annual Report.

Enhong-Laochang Area, Yunnan Province.  Currently, we are conducting a strategic review of our Yunnan holdings to determine whether they fit within our risk profile given the tight capital markets and ongoing economic downturn.  We take into consideration, among other factors, our overall corporate strategy, the prospective costs and benefits of the acreage, our relationship with our Chinese partner companies and our current cash position in order to formulate an optimal strategy for the Company.  The strategy may include, but not be limited to: (i) minimal capital spending to continue holding the acreage, (ii) sale, farmout or partial farmout of the acreage, (iii) full or partial relinquishment of the acreage, or (iv) continued staged exploration of the acreage.  We have not yet concluded this review and cannot make any projection as to the likely outcome of this review.  Moreover, CUCBM will have its own view and certain outcomes will be subject to CUCBM and MOC approval. In December 2010 we mobilized a drilling company to fracture stimulate 5 wells that we had drilled to test the number 7+8 and number 19 coal seams in Laochang area.  These two seams have good gas content based on lab analysis and significant thickness to merit testing for commercial production.  Stimulation operations were completed on January 19, 2011 and the frac company demobilized from the field.  However, bad weather prevented the equipment from reaching the field in time to put the wells on production before the Chinese New Year holiday.  Therefore, the planned operations were suspended until February 15, 2011 to allow for the roads to improve and the crews to return from the holiday.  The dewatering operation started on March 18, 2011 in all five wells of the clustered pilot. With casing pressure of 0.41 Mpa and fluid level several hundred meters above the top of the targeted coal seams, a small amount of gas began to be produced and flared.  More gas is anticipated to come with dewatering process going forward.

We have learned that CNPC has undertaken a pipeline construction project with support from the Yunnan provincial government to extend the Myanmar-China natural gas pipeline to pass through the city of Kunming, then go northward through the city of Zhaotong, and finally connect with major interprovincial pipelines in Sichuan Province. Further, the pipeline plans are expected to include a branch that is intended to connect Kunming to Qujing.  We believe that the construction, which would lay pipelines closer to our projects in the Yunnan Province, would help reduce the cost for CBM off-take from our projects and increase our ability to eventually deliver gas to consumers.

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

During the third quarter of 2009, the MOC approved modification agreements to extend the exploration periods for the Shouyang PSC and the Yunnan PSC to June 30, 2011. CUCBM is our Chinese partner company in these PSCs and has the right to participate in up to 30% of the interest in the Shouyang PSC and up to 40% of the interest in the Yunnan PSC.  For additional information regarding the status of discussion related to an extension of the exploration period in the Qinnan Block, see "Qinnan Block, Shanxi Province" above.

During the exploration period, all expenditures are funded by us.  Expenditures in the development and production periods are funded in proportion to the respective participating share of the participants in the PSC.  If we satisfy the conditions to the Farmout Agreement, including obtaining approval from our Chinese partners and the MOC, and successfully assign 75.25% of our participating interest in the Qinnan PSC to Dart Energy, Dart Energy would make an initial payment of approximately $8 million to us, become the operator under the Qinnan PSC, and, subject to certain conditions, would fund all exploration costs associated with the Qinnan PSC up to a maximum of $30 million.  Since December 19, 2009, each of the Company and Dart Energy has had the right to terminate the Farmout Agreement at any time, though neither party has elected to exercise that right, and we are continuing to use efforts to satisfy the conditions contemplated by the Farmout Agreement.  In conjunction with entering into the Farmout Agreement, FEEB issued and we guaranteed the Exchangeable Note to Dart Energy with an aggregate principal amount of $10 million.  The Exchangeable Note bears interest at a rate of 8% per annum, which began to accrue on October 16, 2009, and originally matured on March 13, 2011, unless repaid earlier.  On March 10, 2011, the parties agreed to extend the remaining balance of the Exchangeable Note of $3.2 million plus approximately $1.1 million in accrued interest to a new maturity date of September 15, 2011 (the "Maturity Date").  Interest will continue to accrue on the remaining principal balance at the original 8% annual rate.  Principal and interest are due and payable on the Maturity Date or earlier if payment is accelerated upon the occurrence and continuance of an event of default.  Dart Energy has the right at any time to exchange the Exchangeable Note in whole or in part for shares of the Company’s common stock, par value $0.001 per share (the "Common Stock") at an exchange rate of 21,052.63 shares per $10,000 (or $0.475 per share) of principal and interest (the "Exchange Rate"), subject to certain equitable adjustment mechanisms in the event of a sale of the Company, stock split or similar occurrence.  During the first quarter of 2011, Dart Energy exercised its right to exchange a total of $6.8 million in principal amount under the Exchangeable Note for 14,315,789 shares of Common Stock in the aggregate through the series of transactions.  Dart Energy has informed the Company that it has sold all of the acquired shares through block trades with institutional investors.

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

Results of Operations

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010:

The table below sets out major components of our expenditures (in thousands):

	Three months ended March 31,
	2011	2010
Additions to Unevaluated
Oil and Gas Properties (capitalized)
- Shouyang Block, Shanxi Province (1)	$4,128	$984
Exploration Expenditures (expensed)
- Shouyang Block, Shanxi Province	472	412
- Qinnan Block, Shanxi Province	1,084	138
- Yunnan Province	121	483
- Total	1,677	1,033
Lease Operating Expenditures (expensed)
- Shouyang Block, Shanxi Province	750	433
- Qinnan Block, Shanxi Province	1	42
- Accretion Cost on ARO	15	10
- Total	766	485

Total Exploration and Operating Expenditures	$6,571	$2,502

General and Administrative Expenses	$2,128	$1,714

(1)	Capitalized in the Consolidated Balance Sheets.

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

The table below sets out the operating expenses in the Consolidated Statements of Operations (in thousands):

	Three months ended March 31,
	2011	2010
Exploration costs	$1,677	$1,033
Lease operating expense	766	485
General and Administrative	2,128	1,714
Total	$4,571	$3,232

The table below sets out components of exploration costs for the three months ended March 31, 2011 and March 31, 2010 (in thousands):

	Three months ended March 31,
	2011	2010
Technical personnel compensation	$197	$145
PSC related payments	239	231
Contract drilling & related expenses	1,241	657
Total	$1,677	$1,033

Exploration costs for the three months ended March 31, 2011 increased $0.7 million due primarily to an increase in contract and drilling related expenses including well stimulation, reserves analysis, crop compensation and road access fees.

The table below sets out components of lease operating expense ("LOE") for the three-month periods ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
	2011	2010
Workovers	$68	$79
Pumping Related Costs	641	362
Accretion Cost on ARO	15	10
Supervision	42	34
Total	$766	$485

LOE for the three months ended March 31, 2011 was comprised of costs pertaining to the production and dewatering efforts in the Shouyang and Qinnan Blocks in Shanxi Province.  LOE for the three months ended March 31, 2011 increased, due primarily to an increase in pumping related costs, including an increase in the number of wells operating.

General and administrative ("G&A") expenses for the three months ended March 31, 2011 increased $0.4 million due primarily to increases in investor relations of $0.2 million, travel of $0.1 million and payroll related expenses of $0.1 million.

Capital Resources and Liquidity. Although gas sales under the Gas Sales Agreement commenced in the first quarter of 2011, our primary source of cash flow has been cash proceeds from public offerings and private placements of our common stock and warrants to purchase our common stock, and the exercise of warrants and options to purchase our common stock.

On March 16, 2011, we completed a transaction for the sale of 34.9 million shares of our common stock at $0.5025 per share for net proceeds of $16.7 million under our shelf registration statement.

Work Program Funding. Our current work programs would satisfy the minimum exploration expenditures for our Shouyang and Yunnan PSCs for 2011.  With respect to the Qinnan PSC, we have halted activities on the Qinnan Block pending regulatory approval or denial.  Management intends to seek to secure capital by, first, obtaining project, debt or equity related financing,  refinancing or extending our existing debt or, if acceptable project or debt financing or refinancing is unavailable, by obtaining equity related financing or exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets, and by seeking to obtain approval from our Chinese partner company and the MOC with respect to, and satisfying the other conditions under, the Farmout Agreement with Dart Energy.  However, there can be no assurance that we will be successful in securing capital or raising funds through project, debt or equity related financing or refinancing or extending our existing debt, entering into any strategic relationship or transaction or in satisfying the conditions under the Farmout Agreement with Dart Energy. In addition, the terms and conditions of any potential strategic relationship or transaction or of any project, debt or equity related financing are uncertain and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  In particular, any transfer of our rights under the PSCs will require the approval of our Chinese partner company and the MOC.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer.  There can be no guarantee of future success in capital acquisition, fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs.  Based on our planned work programs, which includes an accelerated pace of drilling in late 2010 and into 2011, if we do not secure additional capital, or enter into an agreement with a strategic partner, we believe that the funds currently available to us should provide sufficient cash to fund our planned expenditures under the Shouyang PSC and other minimum operating costs until near the end of the fourth quarter of 2011.  Our ability to continue as a going concern depends upon our ability to obtain substantial funds for use in our development activities and upon the success of our planned exploration and development activities. There can be no guarantee of future capital acquisition, fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs. However, in addition to revenue generated, management believes that we will continue to be successful in securing any funds necessary to continue as a going concern.

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

Dart Energy has the right at any time to exchange the Exchangeable Note in whole or in part for shares of the Company’s Common Stock, par value $0.001 per share,  at an exchange rate of 21,052.63 shares per $10,000 (or $0.475 per share) of principal and interest (the "Exchange Rate"), subject to certain equitable adjustment mechanisms in the event of a sale of the Company, stock split or similar occurrence.  Dart Energy exercised its right to exchange a total of $6.8 million in principal amount under the Exchangeable Note for 14,315,789 shares of Common Stock in the aggregate through the series of transactions.  Dart Energy has informed the Company that it has sold all of the acquired shares through block trades with institutional investors.

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

Cash Flows.  As of March 31, 2011, our balance in cash and cash equivalents was $33.9 million, an increase of $6.1 million from the balance of $27.8 million as of December 31, 2010.  The increase was due primarily to the sale under our shelf registration statement of 34.9 million shares of our common stock for total net proceeds of $16.7 million, partially offset by $3.1 million and $7.5 million cash used by operating activities and investing activities, respectively.

Cash used in operating activities for the three months ended March 31, 2011 was $3.1 million as compared to cash used in operating activities for the same period in 2010 of $2.4 million.  The increase in cash used in operating activities was due primarily to an increase in exploratory contract drilling expenses of $0.6 million, an increase in cash G&A of $0.4 million and an increase in LOE pumping related costs of $0.3 million offset by a $1.0 million favorable change in working capital.

Cash used in investing activities for the three months ended March 31, 2011 was $7.5 million as compared to $0.8 million for the same period in 2010.  The increase was primarily due to an increase in additions to oil and gas properties of $6.5 million.

Cash provided by financing activities for the three months ended March 31, 2011 was $16.7 million as a result of the sale of 34.9 million shares of our common stock.  Cash provided by financing activities for the three months ended March 31, 2010 was $4.6 million as a result of the sale of 11.7 million shares of our common stock and warrants to the purchase of up to 4.7 million shares of our common stock.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Actual results could differ materially from those projected in such forward-looking statements. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include: the gas produced at our wells may not increase to commercially viable quantities or may decrease; certain of the proposed transactions with Dart Energy may not close on a timely basis or at all, including due to a failure to satisfy closing conditions or otherwise; the anticipated benefits to us of the transactions with Dart Energy may not be realized; the final amounts received by us from Dart Energy may be different than anticipated; the MOC may not approve the extension of the Qinnan PSC on a timely basis or at all; our Chinese partner companies or the MOC may require certain changes to the terms and conditions of our PSC in conjunction with their approval of any extension of the Qinnan PSC; our lack of operating history; limited and potentially inadequate management of our cash resources; the pipelines currently under consideration may not be constructed, or if constructed may not be timely, or their routes may differ from those currently anticipated; the pipeline and local distribution/compressed natural gas companies may decline to purchase or take our gas, or the timing of any definitive agreement may take longer than anticipated and the terms may not as advantageous as expected; risk and uncertainties associated with exploration, development and production of CBM; expropriation and other risks associated with foreign operations; disruptions in capital markets affecting fundraising; matters affecting the energy industry generally; lack of availability of oil and gas field goods and services; environmental risks; drilling and production risks; changes in laws or regulations affecting our operations, as well as other risks described in our 2010 Annual Report and subsequent filings with the SEC.

When you consider these forward-looking statements, you should keep in mind these factors, the risk factors set forth in our 2010 Annual Report and this Quarterly Report on Form 10-Q under "Item 1A. Risk Factors" and in other filings with the SEC and the other cautionary statements in this Quarterly Report on Form 10-Q. Our forward-looking statements speak only as of the date made. All subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in Chinese RMB and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. Prior to July 2005, the exchange rate between U.S. Dollars and Chinese RMB was fixed, and, consequently, we experienced no fluctuations in the value of goods and services we purchased in China because of currency exchange.  In July 2005, the Chinese government began to permit the Chinese RMB to float against the U.S. Dollar.  All of our costs to operate our Chinese offices are paid in Chinese RMB.  Our exploration costs in China may be incurred under contracts denominated in Chinese RMB or U.S. Dollars.  During the first quarter of 2011, the U.S. Dollar ($) to Chinese RMB (¥) remained steady at an exchange rate of about $1 to ¥6.57.  If the Chinese RMB appreciates with respect to the U.S. Dollar, our costs in China may increase.  To date we have not engaged in hedging activities to hedge our foreign currency exposure.  In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.  To date we have not engaged in hedging activities to hedge our foreign currency exposure.  In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.  If the exchange rate increased by 10%, it is estimated that our costs would be approximately $0.7 million lower for the first quarter of 2011.  If the exchange rate were 10% lower during the first quarter of 2011, our costs would increase by approximately $0.9 million.

Although inflation has not materially impacted our operations in the recent past, increased inflation in China or the U.S. could have a negative impact on our operating and general and administrative expenses, as these costs could increase.  In the last couple of years, we have increased our use of Chinese suppliers, including drilling contractors, that are paid in RMB.  In 2009, 2010 and the first three months of 2011, China did not experience any significant inflation.  In the future, inflation in China may result in higher minimum expenditure requirements under our PSCs if our Chinese partner companies adjust these requirements for inflation.  The actual inflationary impact on the Company may also be exacerbated by the increasing demand for goods and services in the oil and gas industry.  A material increase in these costs as a result could adversely affect our operations and, if there are material changes in our costs, we may seek to obtain additional funds earlier than anticipated.

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

0BPART II  OTHER INFORMATION

FAR EAST ENERGY CORPORATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2010 Annual Report, which could materially affect our business, financial condition, or future results.  The risks described in our 2010 Annual Report are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Relating to Our Business

We must obtain additional capital in order to continue our operations.

Although we commenced gas sales under the Gas Sales Agreement in the first quarter of 2011, we are not able to predict exactly when we will recognize significant revenues.  We expect to experience operating losses and negative cash flow until gas offtake commences under the Gas Sales Agreement and production levels in the Shouyang Block increase sufficiently.  On March 13, 2009, we entered into a series of related transactions with Dart Energy associated with our Qinnan Block.  The transactions with Dart Energy included a Farmout Agreement (the “Farmout Agreement”), which is subject to approval by our Chinese partner company and the Chinese Ministry of Commerce (the “MOC”).  If our Chinese partner company and the MOC approve the Farmout Agreement, Dart Energy would be obligated to pay us $8 million and fund certain exploration costs.  However, there can be no assurance that the approvals for the Farmout Agreement will be received, and we cannot be optimistic at this time.  Moreover, since December 19, 2009, each of Dart Energy and the Company has had the right to terminate the Farmout Agreement at any time, though neither party has elected to exercise that right.  The Exchangeable Note bears interest at a rate of 8% per annum, which began to accrue on October 16, 2009, and originally matured on March 13, 2011, unless repaid earlier.  On March 10, 2011, the parties agreed to extend the remaining balance of the Exchangeable Note of $3.2 million plus approximately $1.1 million in accrued interest to a new maturity date of September 15, 2011 (the “Maturity Date”).  Interest will continue to accrue on the remaining principal balance at the original 8% annual rate.  Principal and interest are due and payable on the Maturity Date or earlier if payment is accelerated upon the occurrence and continuance of an event of default.  Dart Energy has the right at any time to exchange the Exchangeable Note in whole or in part for shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at an exchange rate of 21,052.63 shares per $10,000 (or $0.475 per share) of principal and interest (the “Exchange Rate”), subject to certain equitable adjustment mechanisms in the event of a sale of the Company, stock split or similar occurrence.  During the first quarter of 2011, Dart Energy exercised its right to exchange a total of $6.8 million in principal amount under the Exchangeable Note for 14,315,789 shares of Common Stock in the aggregate through the series of transactions.  Dart Energy has informed the Company that it has sold all of the acquired shares through block trades with institutional investors.

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

If our operating requirements or drilling obligations materially change from those currently planned, we may require more capital than currently anticipated or may be required to secure capital earlier than anticipated.  For example, it is possible that the Ministry of Land and Resources or our Chinese partner company could seek to, among other things, increase our capital expenditures or accelerate our drilling program. If we are unable to commit to the expenditures or accelerate our drilling and dewatering efforts it may adversely affect our ability to extend the terms of our PSCs.  Raising additional funds by issuing shares or other types of equity securities would further dilute our existing stockholders.  If we fail to obtain the necessary funds to complete our exploration activities under our PSCs, and we cannot obtain extensions to the requirements under our PSCs, we would not be able to successfully complete our exploration and development activities and we may lose rights under our PSCs or we may have to limit the acreage used in the Shouyang Block.

We must obtain extensions for our PSCs to continue our operations in China.

The MOC has approved modification agreements to extend the exploration periods for the Shouyang area of Shanxi Province and the Enhong and Laochang areas of Yunnan Province to June 30, 2011. The exploration period of the Qinnan PSC in Shanxi Province had a stated expiration date of June 30, 2009, and we cannot continue our exploration activities in the Qinnan Block without an extension. China National Petroleum Corporation (“CNPC”) has replaced China United Coalbed Methane Co. ltd. (“CUCBM”) as our Chinese partner company for the Qinnan PSC. We are continuing to pursue an extension of the exploration period of the Qinnan PSC, but we cannot be optimistic at this time. There is a likelihood that our Chinese partner company could issue a new PSC with less favorable terms than those in the current PSC, including a reduction in acreage. At CNPC's request, we have provided certain operational and financial information about our Company to assist them in the decision making process.  CNPC has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008.  We have also provided to CNPC at their request our work plan for 2010 for Qinnan.  For many months CNPC has been awaiting authorization from the Chinese government allowing it to deal with foreign partners on CBM projects. We now understand that such authority has been granted to CNPC in the past few months, but we have not yet obtained official confirmation of this.  There can be no assurance that we will be successful in extending the exploration period of the Qinnan PSC or that a new PSC will be granted. Additionally, in connection with obtaining this extension or a new PSC, we may be required to commit to certain expenditures or to modify the terms or respective ownership interests and/or acreage in the applicable PSC. However, if we are unable to secure sufficient funds to commit to these expenditures, it may adversely affect our ability to extend the Qinnan PSC.

Additionally, we are the operator under one PSC with CUCBM to develop two areas in the Yunnan Province: Enhong and Laochang. The term of the PSC consists of an exploration period, a development period and a production period. The exploration period is divided into two phases, Phase I and Phase II.  We have completed Phase I and are operating in Phase II.  During the third quarter of 2009, the MOC approved a modification agreement to extend Phase II of the exploration period for the Yunnan PSC to June 30, 2011 from June 30, 2009.  There can be no assurance that we will be successful in extending the exploration period for the Yunnan PSC or that a new PSC will be granted.  It is also possible that CUCBM could elect to issue a new PSC with less favorable terms than the current PSC, including a reduction in acreage.  Under the Yunnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements.  Our minimum exploration expenditure requirements for the blocks subject to the PSC are based on the minimum exploration expenditure requirements of CUCBM established by the MLR.  The MLR minimum expenditure requirements are a significant factor that influences the Company's exploration work program.  Under the Yunnan PSC, we are required to pay certain fees totaling $0.4 million in 2011, which are counted toward the satisfaction of the 2011 minimum exploration expenditure requirements. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits.  Based on the modification agreement, the unfulfilled exploration work commitment will be added to the minimum exploration work commitment for the following year.  If the Company terminates the Yunnan PSC and there exists an unfulfilled balance on the minimum exploration work commitment, in such case, the Company will be required to pay the balance to CUCBM.

We have a limited source of revenue.

We will not generate material revenues from our existing properties until we have successfully completed exploration and development, and started meaningful production of CBM. Although we commenced sales under the Gas Sales Agreement in the early first quarter of 2011, we are not able to predict exactly when we will recognize significant revenues. SPG has completed its pipeline, which runs within 2 kilometers of our 1H Pilot Area and is being used to transport CBM sold pursuant to the Gas Sales Agreement.  The in-field gathering system and compression equipment were connected to the pipeline in early January 2011.  After completion of that process, low level gas flow commenced in January with initial testing of the gathering system in January.  Gas sales were interrupted while SPG completed testing and commissioning of equipment related to our first stage compressor sites as well as installation of gas sales meters.  That work was completed and formal gas flow and sales re-commenced in mid-March 2011.  Second stage compressor equipment is on site and available for use as needed when volumes increase.  Additionally, no facilities exist to transport or process CBM near our Yunnan Province projects.  Our ability to realize revenues from any producing wells may be impaired until these pipelines or facilities are built out or arrangements are made to deliver our production to market.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Withholdings and Subsequent Cancellations of Equity Securities

Column (a) in the tabulation below indicates shares which were withheld by us to satisfy tax withholding obligations that arose upon the vesting of shares of nonvested stock (also commonly referred to as restricted stock) during the first quarter of 2011.  Once withheld, these shares were cancelled and removed from the number of outstanding shares.  Currently, the Company does not have a share repurchase plan.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
January 2011	7,662	$0.67	-	-
February 2011	26,597	0.69	-	-
March 2011	-	-	-	-
Total	34,259	$0.68	-	-

ITEM 6.  EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 40 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Date:  May 16, 2011

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
4.12
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
4.15
Letter agreement amending Exchangeable Note, dated October 6, 2009, between Far East Energy (Bermuda), Ltd. and Arrow Energy International Pte Ltd (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 7, 2009 and incorporated herein by reference).

4.16
Letter agreement amending Exchangeable Note, dated November 20, 2009, between Far East Energy (Bermuda), Ltd. and Arrow Energy International Pte Ltd (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2009 and incorporated herein by reference).

4.17
Letter agreement amending Exchangeable Note, dated March 10, 2011, between Far East Energy (Bermuda), Ltd. and Dart Energy (CBM) International Pte Ltd (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2011 and incorporated herein by reference).

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
10.75*
Amended and Restated Employment Agreement, dated June 9, 2010, between the Company and Bruce N. Huff (filed as Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which was filed on August 16, 2010, and incorporated herein by reference).

10.76
Placement Agent Agreement between Far East Energy Corporation and Religare Capital Markets, Inc. dated March 10, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2011, and incorporated herein by reference).

10.77
Stock Purchase Agreement between Far East Energy Corporation and investors, dated March 11, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 11, 2011, and incorporated herein by reference).

10.78	Summary of Compensatory Arrangements of Certain Officers. Incorporated by reference from Item 5.02 in the Company’s Current Report on Form 8-K filed on February 9, 2011.
10.79	Summary of Compensatory Arrangements of Certain Directors. Incorporated by reference from Item 11 in the Company’s Annual Report on Form 10-K/A filed on April 29, 2011.
31.1 †	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 †	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 †	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
32.2 †	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.

____________
* Management contract or compensatory plan arrangement.
† Filed herewith