Form 10-Q
period 2011-09-30
FAR EAST ENERGY CORP
filed 2011-11-14
CIK 1124024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

Number of shares outstanding of  the issuer's common stock as of  November 4, 2011.

UTitle of each classU	UNumber of sharesU
Common Stock, par value $0.001 per share	342,209,884

FAR EAST ENERGY CORPORATION
(A Development Stage Company)

PART I.	FINANCIAL INFORMATION		UPage No.U

	ITEM 1.	Financial Statements (Unaudited)

		Consolidated Balance Sheets – September 30, 2011 and December 31, 2010	3

		Consolidated Statements of Operations – Three Months Ended September 30, 2011 and 2010, Nine Months ended September 30, 2011 and 2010, and February 4, 2000 (Inception) through September 30, 2011	4

		Consolidated Statements of Stockholders' Equity – Nine Months Ended September 30, 2011 and 2010, and February 4, 2000 (Inception) through September 30, 2011	5

		Consolidated Statements of Cash Flows – Nine months Ended September 30, 2011 and 2010, and February 4, 2000 (Inception) through September 30, 2011	6

		Notes to Consolidated Financial Statements	7

	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	35

	ITEM 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION

	ITEM 1A.	Risk Factors	36

	ITEM 5.	Other Information	39

	ITEM 6.	Exhibits	39

SIGNATURES			40

EXHIBIT INDEX			41

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	September 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$12,586	$27,760
Accounts receivable	693	25
Inventory	530	304
Prepaid expenses	361	304
Deposits	101	101
Total current assets	14,271	28,494

Unevaluated oil and gas properties	64,252	50,094
Other fixed assets, net	845	637
Total property and equipment	65,097	50,731

Deferred financing costs	-	31
Total assets	$79,368	$79,256

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,403	$10,613
Accrued liabilities	12,490	9,072
Exchangeable note payable	-	9,958
Total current liabilities	19,893	29,643

Asset retirement and environmental obligations	697	491

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 342,209,884 and 291,202,928 issued and outstanding at September 30, 2011 and December 31, 2010 respectively	342	291
Additional paid-in capital	174,228	149,378
Unearned compensation	(900)	(167)
Deficit accumulated during the development stage	(114,892)	(100,380)
Total stockholders' equity	58,778	49,122
Total liabilities and stockholders' equity	$79,368	$79,256

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		February 4, 2000 (Inception) through
	2011	2010	2011	2010	September 30, 2011

Operating revenues:
Sales of gas	$204	$-	$418	$-	$418
Other, net	64	-	131	-	131
	268	-	549	-	549
Operating expenses:
Exploration costs	1,496	969	4,490	2,906	41,132
Lease operating expense	1,164	642	2,654	1,631	12,753
General and administrative	2,388	1,577	6,925	5,180	55,702
Impairment loss	-	-	-	-	3,778
Loss on investment in joint venture	-	-	-	-	22
Amortization of contract rights	-	-	-	-	81
Total operating expenses	5,048	3,188	14,069	9,717	113,468
Operating loss	(4,780)	(3,188)	(13,520)	(9,717)	(112,919)
Other income (expense):
Interest expense	(55)	(286)	(318)	(848)	(2,493)
Interest income	2	1	5	2	1,885
Gain on sales of other fixed assets	-	-	-	-	2
Foreign currency transaction loss	(300)	(114)	(679)	(162)	(1,367)
Total other income	(353)	(399)	(992)	(1,008)	(1,973)
Loss before income taxes	(5,133)	(3,587)	(14,512)	(10,725)	(114,892)
Income taxes	-	-	-	-	-
Net loss	$(5,133)	$(3,587)	$(14,512)	$(10,725)	$(114,892)

Comprehensive loss	$(5,133)	$(3,587)	$(14,512)	$(10,725)	$(114,892)

Net loss per share:
Basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.05)

Weighted-average shares outstanding:
Basic and diluted	342,209	228,123	330,213	196,903

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands Except Share Data)
(Unaudited)

	Common Stock		Additional		Deficit Accumulated During the	Total
	Number of Shares	Par Value	Paid-In Capital	Unearned Compensation	Development Stage	Stockholders' Equity

For the Nine Months Ended September 30, 2011

Balance at December 31, 2010	291,202,928	$291	$149,378	$(167)	$(100,380)	$49,122
Net loss					(14,512)	(14,512)
Common shares issued	34,880,599	35	16,696	-	-	16,731
Stock issued for note conversion	14,315,789	14	6,786	-	-	6,800
Nonvested shares issued	1,859,800	2	1,086	(733)	-	355
Nonvested shares withheld for taxes	(49,232)	-	(28)	-	-	(28)
Stock options issued	-	-	310	-	-	310
Balance at September 30, 2011	342,209,884	$342	$174,228	$(900)	$(114,892)	$58,778

For the Nine Months Ended September 30, 2010

Balance at December 31, 2009	173,836,960	$174	$111,982	$(279)	$(84,207)	$27,670
Net loss	-	-	-	-	(10,725)	(10,725)
Common shares issued	117,170,416	117	36,888	-	-	37,005
Nonvested shares issued	251,667	-	118	72	-	190
Nonvested shares withheld for taxes	(156,115)	-	(70)	-	-	(70)
Stock options exercised	100,000	-	31	-	-	31
Stock options issued	-	-	343	-	-	343
Balance at September 30, 2010	291,202,928	$291	$149,292	$(207)	$(94,932)	$54,444

Inception (February 4, 2000) through September 30, 2011

Balance at February 4, 2000	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	(114,892)	(114,892)
Common shares issued						-
- Placements	312,435,847	311	144,936	-	-	145,247
- Acquisition	1,600,000	2	3,598	-	-	3,600
Shares issued to consulting firm	231,259	-	297	-	-	297
Nonvested shares issued	4,672,259	6	2,736	(900)	-	1,842
Nonvested shares withheld for taxes	(480,826)	-	(239)	-	-	(239)
Stock options issued	-	-	6,013	-	-	6,013
Stock options exercised	1,510,000	1	946	-	-	947
Warrants issued	-	-	804	-	-	804
Warrants exercised	7,925,556	8	8,185	-	-	8,193
Warrants redeemed unexercised	-	-	(2)	-	-	(2)
Stock issued for note conversion	14,315,789	14	6,786	-	-	6,800

Debt issued with beneficial conversion feature	-	-	168	-	-	168
Balance at September 30, 2011	342,209,884	$342	$174,228	$(900)	$(114,892)	$58,778

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
 (Unaudited)

	Nine Months Ended September 30,		February 4, 2000 (Inception) through
	2011	2010	September 30, 2011

Cash flows from operating activities:
Net loss	$(14,512)	$(10,725)	$(114,892)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	155	135	1,026
Amortization of deferred financing costs	73	847	1,089
Stock issued to pay expense	-	-	297
Share-based compensation	664	534	7,853
Changes in components of working capital and asset retirement and environmental obligations:
Restricted cash	-	739	-
Accounts receivable	(668)	275	(693)
Inventory	(226)	(51)	(530)
Prepaid expenses	(57)	(145)	(361)
Deposits	-	-	(101)
Accounts payable and accrued liabilities	1,687	1,812	10,904

Asset retirement and environmental obligations	206	93	514
Impairment expense	-	-	3,778
Gain on sale of assets	-	-	(2)
Other, net	(28)	(71)	138
Net cash used in operating activities	(12,706)	(6,557)	(90,980)

Cash flows from investing activities:
Additions to unproved oil and gas properties in China	(15,637)	(3,211)	(55,153)
Other oil and gas investment	-	-	(1,278)
Additions to other properties	(362)	(77)	(1,803)
Sale of oil and gas properties	-	-	1,108
Sales of other fixed assets	-	-	2
Net cash used in investing activities	(15,999)	(3,288)	(57,124)

Cash flows from financing activities:
Net proceeds from exchangeable note	-	-	10,000
Net proceeds from sale of common stock	13,531	37,005	142,047
Net proceeds from exercise of options	-	31	947
Net proceeds from exercise of warrants	-	-	8,191
Deferred financing costs	-	-	(495)
Net cash provided by financing activities	13,531	37,036	160,690

Net (decrease) increase in cash and cash equivalents	(15,174)	27,191	12,586
Cash and cash equivalents--beginning of period	27,760	5,567	-
Cash and cash equivalents--end of period	$12,586	$32,758	$12,586

Supplemental cash flow information:
Interest paid	$1,227	$-	$1,227

Noncash investing and financing transactions:
Common stock issued to convert notes payable	$6,800	$-	$6,800

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business.  We were incorporated in the state of Nevada on February 4, 2000, and on January 10, 2002, we changed our name to Far East Energy Corporation ("FEEC"). The terms "we," "us," "our," and "our company" refer to FEEC and its subsidiaries.  References to common stock refer to the common stock of FEEC.  References to FEEB refer to Far East Energy (Bermuda), Ltd., our principal operating subsidiary.  We are an independent energy company.  FEEC, together with its subsidiaries, engages in the acquisition, exploration and development of coalbed methane ("CBM") gas properties solely in the People's Republic of China ("PRC"). We are a development stage company, and our activities have been limited to organizational activities, including developing a strategic operating plan, capital funding, hiring personnel, entering into contracts acquiring rights to explore for, develop, produce and sell oil and gas or coalbed methane, and drilling, testing and completion of exploratory wells.  Gas sales commenced in the first quarter of 2011.

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

Depreciation, Depletion and Amortization. The Company’s sales of CBM gas began in the quarter ended March 31, 2011; the Company does not have sufficient production information by which reserves can be estimated.  Because of this, and because the costs associated with the Company’s oil  and gas properties relate to projects which have not yet identified proved reserves, the Company has not recorded depletion expense during the quarter ended September 30, 2011.

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

Recently Issued Accounting Standards and Developments.  There were no recent accounting pronouncements at September 30, 2011 that materially affected our company.

2.    Liquidity and Realization of Assets

Gas sales under the gas sales agreement with SPG commenced in the first quarter of 2011.   We have funded our exploration and development activities primarily through the sale and issuance of common stock. In September 2009, the Company filed with the SEC a shelf registration statement on Form S-3 for the offer and sale from time to time of up to $75 million of the Company's debt and equity securities.  On March 16, 2011, we completed a transaction for the sale of 34.9 million shares of our common stock at $0.5025 per share for net proceeds of $16.7 million under our shelf registration statement. The amount remaining available under the registration statement at November 4, 2011 was approximately $9.0 million.

On June 12, 2010, China United Coalbed Methane Corporation, Ltd. ("CUCBM"), our Chinese partner for the Shouyang production sharing contract ("PSC"), and SPG executed a gas sales agreement (the "Gas Sales Agreement"), to which we are an express beneficiary, to sell CBM produced in the CBM field (the "Shouyang Field") governed by the Shouyang PSC. Pursuant to the Gas Sales Agreement, SPG is initially required to purchase up to 300,000 cubic meters (10,584,000 cubic feet) per day of CBM (the "Daily Volume Limit") produced at the Shouyang Field on a take-or-pay basis, with the purchase of any quantities above such amount to be negotiated pursuant to a separate agreement.  At the request of FEEB and CUCBM to provide competitive pricing options for offtake of CBM production in excess of the Daily Volume Limit with assured offtake capacity, the Gas Sales Agreement obligates SPG to commit to having demand capacity to accept at least 1 million cubic meters (approximately 35 million cubic feet) per day from the Shouyang Field by 2015 but does not obligate FEEB or CUCBM to sell gas in excess of the Daily Volume Limit. The term of the Gas Sales Agreement is 20 years. The in-field gathering system and compression equipment were connected to the pipeline in early January 2011 and fully commissioned for sales by mid March 2011.  The gross gas production for the third and second quarters of 2011 was approximately 67 million cubic feet and 68 million cubic feet, respectively.  Gross sales volumes were 49 million cubic feet for the third quarter.  Gross sales volumes for the second quarter of 2011 were 47 million cubic feet, as additional wells were connected to the gathering system, which was in place to sell gas throughout the entire quarter.  We believe that the sales rate will continue to increase as gas from additional wells is sold through the gathering system in the coming months.

Our current work programs would satisfy the minimum exploration expenditures for our Shouyang and Yunnan PSCs for 2011. With respect to the Qinnan PSC, we have halted activities on the Qinnan Block pending regulatory approval or denial.

Management may seek to secure capital by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets, by obtaining debt, project or equity-related financing.  However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through debt, project or equity-related financing. In addition, the terms and conditions of any potential strategic relationship or transaction or of any project financing are uncertain, and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price.  Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer.  There can be no guarantee of future capital acquisition, fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs.  Based on our planned work programs, which include an accelerated pace of drilling in 2011 (subsequent to September 30, 2011, we slowed the pace of drilling down while negotiating the modification agreement), if we do not secure additional capital through additional debt, project or equity-related financing, or enter into an agreement with a strategic partner, we believe that the funds currently available to us should provide sufficient cash to fund our planned expenditures under the Shouyang PSC and other minimum operating costs through the end of January 2012.

The global financial crisis has created liquidity problems for many companies and financial institutions, and international capital markets have stagnated, especially in the United States and Europe.  A continuing downturn in these markets could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through financing, the sale of our securities or otherwise.

There can be no guarantee of future capital acquisition, fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs. However, in addition to revenue generated, management believes that we will continue to be successful in securing any funds necessary to continue as a going concern.

As of September 30, 2011, we had unevaluated exploratory well costs totaling $64.0 million, of which $40.6 million have been capitalized for a period greater than one year.  Such costs, which relate to the Shouyang Block in Shanxi Province, were initially capitalized under successful efforts accounting, pending a determination of whether sufficient quantities of economically recoverable proved reserves are found.  We make periodic assessments of whether these costs qualify for continuing capitalization, based on whether we are making sufficient progress in assessing the reserves and determining the economic and operating viability of the project, as more fully discussed in Note 4.

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

We are drilling four deviated wells and one vertical well on the Shouyang Block which were not yet completed as of September 30, 2011. The unevaluated exploratory well costs at September 30, 2011 consisted of exploratory drilling and related costs for 67 wells in the initial 1H Pilot Area and 18 pilot development test wells.  We also plan to drill additional wells in the near future to further explore and assess the potential of the property.  Although we believe the results of our exploration activities in the Shanxi and Yunnan Provinces to date have been favorable and believe that we have established the commercial viability of the initial 1H Pilot Area in the Shouyang Block, we will need to complete more wells to confirm commercial viability in the remaining acreage in these provinces. In the event we are not successful, we may be required to write off some or all of these unevaluated exploratory well costs.  We are in the process of obtaining Chinese reserve certification to support the submission of the overall development plan ("ODP") which will be filed as soon as possible.  These plans are contingent on receiving all approvals and assignments from the Chinese government concerning the extension of the PSCs.  For additional information on approval of the extensions of our PSCs, see Note 7 – "Commitments and Contingencies."

3.    Transactions with Dart Energy

On March 13, 2009, we entered into a series of transactions related to our Qinnan Block with Dart Energy, formerly known as Arrow Energy International Pte Ltd.  In connection with these transactions, one of our wholly owned subsidiaries, FEEB, and Dart Energy entered into a Farmout Agreement (the "Farmout Agreement") under which, subject to certain conditions, FEEB would assign to Dart Energy 75.25% of its rights in the Qinnan PSC in Shanxi Province (the "Assignment"). The Farmout Agreement conditioned the Assignment on, among other things, the receipt of required approvals from the government of the PRC.  From December 19, 2009, each of the Company and Dart Energy had the right to terminate the Farmout Agreement at any time, and on November 11, 2011, the Company elected to terminate the Farmout Agreement.

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

The Exchangeable Note had an initial principal amount of $10 million and bore interest at a rate of 8% per annum, which began to accrue on October 16, 2009, and an initial maturity date of March 13, 2011("Maturity Date").  Dart Energy had the right at any time to exchange the Exchangeable Note in whole or in part for shares of the Company’s common stock at an exchange rate of 21,052.63 shares per $10,000, or $0.475 per share (the "Exchange Rate"), of principal and interest.  In February 2011, Dart Energy exercised its right to exchange a total of $6.8 million in principal amount under the Exchangeable Note for 14,315,789 shares of Common Stock in the aggregate through the following two transactions:

Date Shares Issued	Principal Amount Exchanged	Shares of Common Stock Issued

February 1, 2011	$4,000,000	8,421,053
February 24, 2011	2,800,000	5,894,736
	$6,800,000	14,315,789

Dart Energy has informed the Company that it has sold all of the acquired shares through block trades with institutional investors.

Prior to the Maturity Date, the parties agreed to extend the then-remaining balance of the Exchangeable Note of $3.2 million plus approximately $1.1 million in accrued interest to a new maturity date of September 15, 2011.  Interest accrued on the remaining principal balance at the original 8% annual rate.  On September 15, 2011, the Company paid in full the remaining $3,200,000 principal balance on the Exchangeable Note plus the $1,226,577 in accrued interest.  Accordingly, as of September 30, 2011, we have fulfilled our obligations under the Exchangeable Note.

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

Based on the combination of the Black-Scholes-Merton valuation technique and the Monte Carlo simulation, the Warrant was valued at $624,612 at time of issuance.   The amount was recorded as a discount to the Exchangeable Note in the liabilities section and as additional paid-in capital in the Stockholders’ Equity section of the Consolidated Balance Sheets.  The debt discount is accreted as interest expense periodically over the term of the Exchangeable Note.  Accretion expense for the nine-month period ended September 30, 2011 and 2010 was $42,000 and $138,000, respectively. Accretion expense for the three-month periods ended September 30, 2011 and 2010 was $0 and $46,000, respectively.

The Company incurred approximately $0.5 million in direct costs in connection with entering into the transactions with Dart Energy.  These direct costs were allocated between the Exchangeable Note and the Warrant in proportion to their respective fair values at time of issuance.  The costs related to the Warrant were recorded as an offset to the value of the Warrant in paid-in capital.  The costs related to the Exchangeable Note were capitalized as deferred financing costs and amortized based on the effective interest method over the term of the Exchangeable Note.  The objective of that method is to arrive at a periodic interest cost which represents a level effective rate over the term of the Exchangeable Note on its face amount reduced by the unamortized discount and expense at the beginning of the period.  The effective interest rate for the Exchangeable Note as calculated is 11.64% per annum.  Amortization expense for the nine-month periods ended September 30, 2011 and 2010 was $31,000 and $103,000, respectively.  Amortization expense for the three-month periods ended September 30, 2011 and 2010 was $0 and $34,000, respectively.

4.    Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties include the following (in thousands):

	At September 30, 2011	At December 31, 2010
Unproved leasehold costs	$275	$275
Unevaluated exploratory well costs	63,977	49,819
	$64,252	$50,094

Unproved Property Costs. Unproved leasehold costs are composed of amounts we paid to the Ministry of Commerce (the “MOC”) and CUCBM pursuant to a PSC we entered into in 2002 with CUCBM to acquire the mineral rights in the Enhong and Laochang areas in Yunnan Province.

Unevaluated Well Costs.  Unevaluated well costs include only suspended well costs which are direct exploratory well costs pending determination of whether proved reserves have been discovered. Accounting guidance regarding capitalization of suspended well costs is provided by FASB ASC Topic 932, Extractive Activities – Oil & Gas ("ASC 932").  FASB ASC 932 addresses whether there are circumstances under the successful efforts method of accounting for oil and gas producing activities that would permit the continued capitalization of exploratory well costs beyond one year, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are under way or firmly planned for the near future.  Capitalization of costs should be continued beyond one year in cases where reserves for the project are not yet proven, but the Company demonstrates sufficient continuing progress toward assessing those reserves.  For the capitalized costs at September 30, 2011, our assessment indicated that our current work programs demonstrated our efforts in making sufficient continuing progress toward assessing the reserves in the areas for which the costs were incurred. Therefore, we have continued to capitalize these costs.

The following table provides an aging of capitalized exploratory well costs based on the date the costs were incurred and the number of related wells for which these exploratory well costs have been capitalized for a period greater than one year (in thousands, except number of projects):

At September 30, 2011
Unevaluated exploratory well costs that have been capitalized for a period of one year or less	$23,412
Unevaluated exploratory well costs that have been capitalized for a period greater than one year (1)	40,565
Total unevaluated exploratory well costs	$63,977

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	1

(1)	Costs related to our exploratory project in the Shouyang Block in the Shanxi Province.

Our net changes in unevaluated exploratory well costs in the Shouyang Block for the nine months ended September 30, 2011 are presented below (in thousands):

At September 30, 2011

Beginning balance at January 1	$49,819

Additions to unevaluated exploratory well costs pending the determination of proved reserves	14,158
Reclassifications of wells, facilities, and equipment based on the determination of proved reserves	-
Unevaluated exploratory well costs charged to expense	-
Ending balance at September 30	$63,977

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

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment at September 30, 2011 (in thousands):

At September 30, 2011
Carrying amount at beginning of period	$491
Liabilities incurred	154
Liabilities settled	-
Accretion	52
Revisions	-
Carrying amount at end of period	$697

Current portion	$-
Noncurrent portion	$697

6.    Other Fixed Assets

Other fixed assets, net include the following (in thousands):

	At September 30, 2011	At December 31, 2010
Other fixed assets	$1,636	$1,314
Accumulated depreciation	(792)	(677)
Other fixed assets, net	$844	$637

Other fixed assets include leasehold improvements, equipment and furniture.  Depreciation expense for the nine-month periods ended September 30, 2011 and 2010 were approximately $155,000 and $135,000, respectively. Depreciation expense for the three-month periods ended September 30, 2011 and 2010 were approximately $59,000 and $46,000, respectively.

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

Under the Shouyang PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements.  Our minimum exploration expenditure requirement is based on the minimum exploration expenditure requirements of CUCBM established by the Ministry of Land and Resources ("MLR").  The MLR sets its requirements by applying a minimum expenditure per square kilometer to the total acreage encompassed by each PSC.  We have already exceeded the minimum exploration expenditure requirements for 2011.  These expenditure requirements are denominated in the RMB and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the Chinese RMB.  The MLR minimum expenditure requirements are a significant factor that influences our exploration work program. Under the Shouyang PSC, we are required to pay certain fees totaling $0.5 million in 2011, which count toward the satisfaction of the 2011 minimum exploration expenditure requirements.  These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits.

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

Under the Qinnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements.  As with the Shouyang PSC, our minimum exploration expenditure requirement is based on the minimum exploration expenditure requirements of CNPC established by the MLR.  The MLR sets its requirements by applying a minimum expenditure per square kilometer to the total acreage encompassed by each PSC.  The annual minimum exploration expenditure requirement under the Qinnan PSC is approximately $3.6 million in the aggregate based on the currency exchange rate between the U.S. Dollar and the Chinese RMB as of September 30, 2011.  These expenditure requirements are denominated in the RMB and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the Chinese RMB.  Because the stated expiration date for the exploration period for the Qinnan PSC occurred on June 30, 2009, and we have not yet received an extension, we have halted activities associated with the Qinnan Block pending receipt of an extension, should one ultimately be granted.

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

During the exploration period, we must bear all exploration costs for discovering and evaluating CBM-bearing areas.  Our work commitment to complete Phase II consists of drilling 7 exploratory wells and fracturing and test producing a 5-well pilot in the Laochang sub-block (including one vertical well and four deviated wells).  In December 2010 we mobilized a drilling company to fracture stimulate 5 wells that we had drilled to test the number 7+8 and number 19 coal seams in Laochang area.  These two seams have good gas content based on lab analysis and significant thickness to merit testing for commercial production.  Stimulation operations were completed on January 19, 2011 and the frac company demobilized from the field.  However, bad weather prevented the equipment from reaching the field in time to put the wells on production before the Chinese New Year holiday.  Therefore, the planned operations were suspended until February 15, 2011 to allow for the roads to improve and the crews to return from the holiday.  The dewatering operation started on March 18, 2011 in all five wells of the clustered pilot. With casing pressure of 0.41 Mpa and fluid level several hundred meters above the top of the targeted coal seams, a small amount of gas was produced and flared.  Recently, gas production from one of the pilot wells has remained steady at a rate around 35 Mcf (991 m3) per day; with the peak daily rate as high as 65 Mcf (1,850 m3).  Production from the pilot has continued for about five months; however, there can be no assurance that production will continue to increase or sustain current levels.  After initial testing, it was determined that this CBM field possesses coal of the highest rank in China, which means that it contains more carbon and typically results in a much higher energy content and frequently higher gas content.  Accordingly, the Company plans to continue the pilot and further testing.

Under the Yunnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements.  Our minimum exploration expenditure requirements for the blocks subject to the PSC are based on the minimum exploration expenditure requirements of CUCBM established by the MLR.  The MLR sets its requirements by applying a minimum expenditure per square kilometer to the total acreage encompassed by the PSC.  The annual minimum exploration expenditure requirement is approximately $1.7 million in the aggregate, based on the currency exchange rate between the U.S. Dollar and the Chinese RMB as of September 30, 2011.  These requirements are denominated in the RMB, and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the Chinese RMB.  The MLR minimum expenditure requirements are a significant factor that influences our exploration work program.  Under the Yunnan PSC, we are required to pay certain fees totaling $0.4 million in 2011, which are counted toward the satisfaction of the 2011 minimum exploration expenditure requirements. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits.  Based on the modification agreement, the unfulfilled exploration work commitment will be added to the minimum exploration work commitment for the following year.  If the Company terminates the Yunnan PSC and there exists an unfulfilled balance on the minimum exploration work commitment, the Company will be required to pay the balance to CUCBM.

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

Shares Withheld for Taxes.  During the first nine months of 2011, we withheld 49,232 shares of our common stock from the vesting of nonvested shares (also commonly referred to as "restricted stock") granted to employees to satisfy tax withholding obligations of $26,900.  Once withheld, the shares were canceled and removed from the number of outstanding shares.  Accordingly, we reduced our common stock and our additional paid in capital on our consolidated balance sheet by an amount which equaled the fair market value of the withheld shares on the date of withholding and cancellation.  We subsequently remitted the amount withheld to the tax authority.

Outstanding Warrants.  A summary of warrants outstanding as of September 30, 2011 is as follows (in thousands, except exercise price):

	Warrants	Expiration Date In
Exercise Price	Outstanding	2012	2013	2014		2015
$0.54	290	-	-	290	(1)	-
$0.80	4,662	-	-	-		4,662	(1)
$1.00	8,400	-	8,400	-		-
$1.25	4,623	-	-	4,623		-
$2.61	4,020	4,020	-	-		-
Total	21,995	4,020	8,400	4,913		4,662

(1)	During the first quarter of 2010 granted to investors and placement agent in conjunction with the investors’ purchase of our common stock.

9.    Share-Based Compensation

We grant nonvested shares of common stock and options to purchase common stock to employees, members of the board of directors and consultants under our shareholder-approved 2005 Stock Incentive Plan (the "2005 Plan").  Grants prior to the adoption of the 2005 Plan and inducement grants associated with hiring of new employees and appointment of new directors are generally issued outside of the 2005 Plan.  During 2010, the Company awarded 315,000 nonvested shares under the 2005 Plan to employees as retention bonuses.  During the first half of 2011, we awarded options to purchase up to 1,785,000 shares of our common stock and 1,669,800 nonvested shares under the 2005 Plan to employees and members of the board of directors; and options to purchase up to 250,000 shares of our common stock and 190,000 nonvested shares outside the 2005 Plan to a new employee and a consultant.  As of September 30, 2011, we had 2,619,199 shares available for awards under the 2005 Plan, of which 33 shares could be issued as nonvested shares or other full-valued stock-based awards.

At the annual meeting of stockholders of the Company held on October 11, 2011, the Company's stockholders approved an amendment to the 2005 Plan which increased the number of shares of common stock issuable from 12,500,000 shares to 22,000,000 shares and increased the number of shares of common stock that may be granted as restricted stock (nonvested shares), restricted stock units or any other stock-based awards from 3,900,000 to 8,000,000 shares.  Since the amendments were approved, we have not awarded any options to purchase our common stock or any nonvested share or other full-valued stock-based award.

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

The compensation expense is included in the Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Exploration Costs	$45	$31	$137	$96
General and Administrative	168	107	527	437
	$213	$138	$664	$533

The following table summarizes stock option transactions during the nine months ended September 30, 2011 (in thousands, except grant price):

	Options	Weighted Average Grant Price
Outstanding at January 1, 2011	9,075	$1.18
Granted	2,035	0.58
Forfeited	(3)	0.28
Cancelled	-	-
Expired	-	-
Outstanding at September 30, 2011	11,107	$1.07

Exercisable at September 30, 2011	8,644	$1.23

At September 30, 2011, the weighted average remaining contractual life for the stock options outstanding and exercisable was 5.40 years and 4.37 years, respectively.

The following table summarizes shares of nonvested stock transactions during the nine months ended September 30, 2011 (in thousands, except per share data):

	Nonvested Shares	Weighted Average Fair Value Per Share	Vest Date Fair Value
Outstanding at January 1, 2011	779	$0.37
Granted	1,860	0.58
Vested	(381)	0.41	$169
Withheld for Taxes	(49)	0.56
Outstanding at September 30, 2011	2,209	$0.54

As of September 30, 2011, we had approximately $1.6 million in total unrecognized compensation cost related to share-based compensation, of which $0.9 million was related to shares of nonvested stock grants and was recorded in unearned compensation on our consolidated balance sheets.  This cost is expected to be recognized over a weighted average period of 2.3 years at September 30, 2011.  This expected cost does not include the impact of any future share-based compensation awards.

10.  Supplemental Disclosures of Cash Flow Information

Cash paid for interest expense for the nine-month periods ending September 30, 2011 and 2010 was $1.2 million and zero.  Cash paid for income taxes for the nine-month periods ending September 30, 2011 and 2010 was zero.

11.  Subsequent Events

Termination of Farmout Agreement.  On March 13, 2009, we entered into a series of transactions related to our Qinnan Block with Dart Energy, formerly known as Arrow Energy International Pte Ltd.  In connection with these transactions, one of our wholly owned subsidiaries, FEEB, and Dart Energy entered into the Farmout Agreement under which, subject to certain conditions, FEEB would assign to Dart Energy 75.25% of its rights in the Qinnan PSC in Shanxi Province (the "Assignment"). The Farmout Agreement conditions the Assignment on, among other things, the receipt of required approvals from the government of the PRC.  From December 19, 2009, each of the Company and Dart Energy had the right to terminate the Farmout Agreement at any time, and on November 11, 2011, the Company elected to terminate the Farmout Agreement.

PART 1.  FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 ("2010 Annual Report"), our Quarterly Report on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, the financial statements and related notes in this Quarterly Report on Form 10-Q, the risk factors contained herein, in our 2010 Annual Report, in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, and all of the other information contained elsewhere in this report.  The terms "we," "us," "our," “the Company” and "our company" refer to Far East Energy Corporation and its subsidiaries, unless the context suggests otherwise. The term "FEEB" refers to Far East Energy (Bermuda), Ltd., a wholly-owned subsidiary, which conducts substantially all of our operations in China.

Overview.  We are a development stage company, and our activities have been principally limited to the drilling, testing, and completion of exploratory and pilot development coalbed methane ("CBM") wells and organizational activities. We believe that good environmental, social, health and safety performance is an integral part of our business success. We conduct our business with respect and care for our employees, contractors, communities, and the environments in which we operate.  Our vision is zero harm to people and the environment while creating value for our shareholders as well as for China, including the regions and communities within which we operate.  Our commitment to these principles is demonstrated by the fact that we have had no lost-time accidents in over six years and no major environmental incidents.  We have a commitment to being good corporate citizens of China, striving to emphasize and utilize very high levels of Chinese content in personnel, services, and equipment; and we have achieved very high percentages of Chinese content in each category.

During the first nine months of 2011, we continued our efforts to explore and develop CBM in Shanxi Province in northern People's Republic of China ("PRC" or "China") and in Yunnan Province in southern PRC.  We continued to employ numerous safety precautions to ensure the safety of our employees and independent contractors.  We also conducted our operations in accordance with various laws and regulations concerning the environment, occupational safety and health.

In early January 2011, the in-field gathering system and compression equipment in the Shouyang PSC area were connected to the pipeline constructed last year by Shanxi Province Guoxin Energy Development Group Limited ("SPG") in accordance with the Gas Sales Agreement (defined below).  After completion of that process, low level gas flow commenced in January with initial testing of the gathering system in January.  After initial commissioning, gas sales were temporarily interrupted while SPG completed testing and commissioning of certain equipment related to our first stage compressor sites as well as installation of gas sales meters.  That work was completed and formal gas flow and sales re-commenced in mid-March 2011.  Second stage compressor equipment is on site and will be available for use as needed when production volumes increase.  The gross gas production for the third and second quarters of 2011 was approximately 67 million cubic feet and 68 million cubic feet, respectively.  Gross sales volumes were 49 million cubic feet for the third quarter.  Gross sales volumes for the second quarter 2011 were 47 million cubic feet, as additional wells were connected to the gathering system which was in place to sell gas throughout the entire quarter.  We believe that the sales rate will continue to increase as gas from additional wells is sold through the gathering system in the coming months. For additional information regarding the Shouyang PSC, see "Shouyang PSC" below.

In February 2011, Dart Energy (CBM) International Pte Ltd (formerly Arrow Energy International Pte Ltd) ("Dart Energy") exercised its right to exchange a total of $6.8 million in principal amount under the Exchangeable Note for 14,315,789 shares of the Company's common stock, par value $0.001 per share ("Common Stock") in the aggregate through a series of transactions.  On September 15, 2011, the Company paid in full the remaining $3,200,000 principal balance on the Exchangeable Note plus the $1,226,577 in accrued interest.

On March 16, 2011, we completed a transaction for the sale of 34.9 million shares of our common stock at $0.5025 per share for net proceeds of $16.7 million under our shelf registration statement.  The amount remaining available under the registration statement at November 4, 2011 was approximately $9.0 million.

Management may seek to secure capital by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets, by obtaining debt, project or equity-related financing.  However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through debt, project or equity-related financing. In addition, the terms and conditions of any potential strategic relationship or transaction or of any project or debt financing are uncertain, and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price.  Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  In particular, any transfer of our rights under the PSCs will require the approval of our Chinese partner company and the Ministry of Commerce (the “MOC”). There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer.  There can be no guarantee of future capital acquisition, fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs.  Based on our planned work programs, which include an accelerated pace of drilling in 2011 (subsequent to September 30, 2011, we slowed the pace of drilling down while negotiating the modification agreement), if we do not secure additional capital, whether through additional debt, project or equity-related financing, or enter into an agreement with a strategic partner, we believe that the funds currently available to us should provide sufficient cash to fund our planned expenditures under the Shouyang PSC and other minimum operating costs through the end of January 2012.

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

On June 12, 2010, CUCBM and SPG executed the Shouyang Project Coalbed Methane Purchase and Sales Contract (the "Gas Sales Agreement") through which CBM produced at the CBM field located in the Shouyang PSC area (the "Shouyang Field") is sold.  Pursuant to the Gas Sales Agreement, SPG is initially required to purchase up to 300,000 cubic meters (10,584,000 cubic feet) per day of CBM (the "Daily Volume Limit") produced at the Shouyang Field on a take-or-pay basis, with the purchase of any quantities above such amount to be negotiated pursuant to a separate agreement.  At the request of FEEB and CUCBM to provide competitive pricing options for offtake of CBM production in excess of the Daily Volume Limit with assured offtake capacity, the Gas Sales Agreement obligates SPG to commit to having demand capacity to accept at least 1 million cubic meters (approximately 35 million cubic feet) per day from the Shouyang Field by 2015 but does not obligate FEEB or CUCBM to sell gas in excess of the Daily Volume Limit. The term of the Gas Sales Agreement is 20 years.  FEEB and CUCBM sought to have the 300,000 cubic meter (10,584,000 cubic feet) per day Daily Volume Limit included in the Gas Sales Agreement, rather than committing to supply up to the entire capacity of the pipeline (approximately 40 million cubic feet per day), because they desired to preserve the opportunity to negotiate a new contract for gas volumes above 10,584,000 cubic feet in the belief that a competing pipeline company was considering building to the initial 1H Pilot Area.  As of September 30, 2011, the pipeline company had laid a line, purportedly with a capacity of 50 million cubic feet per day, extending east from Taiyuan toward the 1H Pilot Area.  At the 1H Pilot Area the line has turned south and will continue south to the city of Changzhi.  A second pipeline would potentially provide an additional 50 million cubic feet per day of offtake infrastructure as well as provide price competition.

In September 2011, SPG completed the construction of additional gathering lines in the 1H Pilot Area. This new construction is expected to tie an additional 24 wells into the current system, which currently includes 30 wells.   Currently, fifteen wells have been connected to the newly laid gathering lines.

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

The price to be paid by SPG, excluding the effect of any applicable rebates or subsidies, for CBM under the Gas Sales Agreement was 1.20 RMB per cubic meter (including tax) until June 12, 2011 and thereafter the price is subject to change based on the parties' agreement in accordance with market economic principles.  If the parties are unable to agree on new pricing, the then-current price shall apply to all gas sales.  As we have not yet agreed upon a revised price for CBM sales, the 1.20 RMB per cubic meter price continues to apply at this time.  Additionally, enacted Chinese government and Shanxi provincial subsidies equal 0.20 RMB and 0.05 RMB per cubic meter, respectively, for a total of 0.25 RMB per cubic meter.  Thus, the price received by CUCBM and FEEB, including subsidies for gas sales that will be allocated between CUCBM and FEEB as agreed under the Letter Agreement, should be approximately 1.45 RMB per cubic meter. This equates to approximately $6.41 per Mcf at exchange rates as of September 30, 2011. The Chinese news service Xinhua News Agency, has recently advised that the PRC’s CBM subsidy will be increased this summer in conjunction with the release of the 12th Five Year Plan and could be increased as much as 0.2 RMB per cubic meter (or $0.88 per Mcf based on the September 30, 2011 exchange rate).  If implemented, this level of subsidy increase would take our current sales price of $6.41 up to $7.29 per Mcf (inclusive of taxes).  The Gas Sales Agreement also provides for price adjustments in accordance with changes to the published Chinese national natural gas price and annual price adjustments based on the parties’ mutual agreement. If the parties do not agree on a new price, the then-current price shall continue in effect and either party may seek to resolve any pricing dispute pursuant to arbitration.  SPG is obligated to pay for all CBM monthly in advance, based on anticipated deliveries for the coming month.

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

The northern portion of the Shouyang Block is being closely monitored and work programs are being carried out there to achieve three primary goals: (i) to expand the area in our initial 1H Pilot Area where critical desorption and gas production are occurring, thereby increasing gas production, (ii) to determine the optimal approach to minimize costs and maximize gas recovery and (iii) to add pilot development test wells (PDTW) spaced at intervals of several kilometers across the entire Shouyang Block to help delineate the geographic extent of the high permeability and high gas content area.  In pursuit of these goals in our initial 1H Pilot Area, we had drilled and completed the following wells by the end of September 30, 2011:

	Total Wells Drilled and Reached Total Depth as of
	March 31, 2011	June 30, 2011	Sept. 30, 2011
Horizontal	6	6	6
Vertical	18	21	21
Deviated	22	30	40
Pilot Development Test	13	17	18
	59	74	85

Drilling activity in our Shouyang Block during the first nine months of 2011 is summarized as follows:

	Wells Spuded, Drilling Not Completed
	1st Qtr	2nd Qtr	3rd Qtr
Vertical	1	0	1
Deviated	1	8	4
Pilot Development Test	5	0	0
Total	7	8	5

	Wells Reached Total Depth
	1st Qtr	2nd Qtr	3rd Qtr	Total
Vertical	1	3	0	4
Deviated	4	8	10	22
Pilot Development Test	1	4	1	6
Total	6	15	11	32

Currently, there are 65 wells producing water and or gas in the Shouyang Block. Additionally, as of now, one well has been abandoned in the Shouyang Block, and no dry holes have been drilled.

The deviated wells represent another phase in the process of reducing costs.  These are essentially vertical wells drilled at a very high angle from an existing well pad and location. Utilizing an existing well location allows more than one well to be drilled from the same pad, consequently reducing land and pad construction costs, as well as reducing environmental impact.  Once drilled to the coal seam, the wells were fracture stimulated.  We have gained insights over time as to situations where cavitation or hydraulic fracture stimulation may improve our dewatering efficiency in the pilot area.  Hydraulic fracturing is a stimulation method successfully used in gas shale and other coalbed reservoirs to improve wellbore productivity by providing channels that extend beyond any formation damage done to the wellbore during the drilling process.  This allows for water and gas to more easily flow into the wellbore and then be produced.  The fracturing activity during the first nine months of 2011 is summarized as follows:

	Fracturing

	March 31, 2011	June 30, 2011	Sept. 30, 2011	Total
Workovers	8	-	2	10
New Wells	7	4	16	27
Total	15	4	18	37

In late March and early April 2011, we successfully fracture stimulated 15 wells. Nine of these wells were completed in the 1H Pilot area.  Several modifications to the fracture procedures were made during the process that included higher concentrations of sand and high viscosity fracturing fluid, both designed to improve near wellbore communication with the formation.  Three wells were fracture-stimulated with a chemical product which is designed to immobilize coal fines that could be created during the treatment. Three wells were stimulated with water only to improve production by cleaning the near wellbore area of coal fines.  Three of the stimulations involved PDTW that were designed to test the permeability of the number 15 coal seam in other areas of the block. The SYS02 was a PDTW drilled nearly 22 km south of the 1H Pilot Area.  This well is used to test the permeability at a structurally deep position.  A positive result from this well may indicate that the high permeability of the 1H Pilot Area extends to nearly halfway down the Shouyang Block.  The P8 and P12 are PDTW drilled on the eastern side of the Shouyang Block.  The data collected from these wells indicates that the high permeability previously discovered on the western side of the block extends over to the eastern side of the block as well.

Also, five wells were fracture-stimulated with another chemical product which is designed to immobilize coal fines that could become mobile during production and potentially plug the fractures and cleats of the coal seam.

In the third quarter of 2011, we successfully fracture stimulated 16 newly drilled wells, as well as two wells that were worked over and then fraced.  We incorporated a number of procedures designed to enhance the overall result of the well completion process.

We are in the process of completing a drilling program of 60 pilot production and PDTWs which commenced in September 2010 and is scheduled to run through the fourth quarter of 2011 or early 2012.  Approximately 50 of the wells have been or will be drilled in the initial 1H Pilot Area to increase gas production and gas sales.  Gross proceeds of $17.5 million raised from the March 2011 registered direct placement are being used to drill additional wells to add to production, and to accelerate drilling of additional PDTWs that will cover the far reaches of the Shouyang Block.  We drilled a number of PDTWs at approximately 4 to 5 kilometer intervals to the west and south of the pilot area, with the goal of providing data to support the full extent of the large area of the northern Shouyang Block (pilot area) that contains high gas content as well as good permeability characteristics. We have begun to drill PDTWs to the east and southeast of the initial 1H Pilot Area.  Through the PDTWs we seek to determine what portion of the northern area of the Shouyang Block shares the same rare combination of high permeability and high gas content discovered in the initial 1H Pilot Area.  The following table reflects the permeability determined in the Shouyang Block:

Well Area	Permeability Range (Millidarcies - mD)	Number of Wells In this Range
1H Pilot Area	80-100	1H Pilot Area Wells
PDTW	200-300	2
PDTW	100-199	4
PDTW	50-99	3
PDTW	10-49	4

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

Currently, we are conducting a strategic review of our Yunnan holdings to determine whether they fit within our risk profile given the tight capital markets and ongoing economic downturn.  We take into consideration, among other factors, our overall corporate strategy, the prospective costs and benefits of the acreage, our relationship with our Chinese partner companies and our current cash position in order to formulate an optimal strategy for the Company.  The strategy may include, but not be limited to: (i) minimal capital spending to continue holding the acreage, (ii) sale, farmout or partial farmout of the acreage, (iii) full or partial relinquishment of the acreage, or (iv) continued staged exploration of the acreage.  We have not yet concluded this review and cannot make any projection as to the likely outcome of this review.  Moreover, CUCBM will have its own view and certain outcomes will be subject to CUCBM and MOC approval. In December 2010 we mobilized a drilling company to fracture stimulate 5 wells that we had drilled to test the number 7+8 and number 19 coal seams in Laochang area.  These two seams have good gas content based on lab analysis and significant thickness to merit testing for commercial production.  Stimulation operations were completed on January 19, 2011 and the dewatering operation started on March 18, 2011 in a total of nine coal layers from all five wells of the clustered pilot. With fluid level kept going down smoothly and stably, some coal seams have reached the critical desorption pressure in the area close to wellbore, and a small amount of gas was produced and flared.  The dewatering/test-production is planned to continue, and more gas is anticipated to come with dewatering process going forward when the interference between wells can be established and a fluid-level drop as a funnel can be realized covering a relatively bigger area of the reservoir. Recently, gas production from one of the pilot wells has remained steady at a rate around 35 Mcf (991 m3)per day, with the peak daily rate as high as 65 Mcf (1,850 m3).  Production from the pilot has continued for about five months; however, there can be no assurance that production will continue to increase or sustain current levels.  After initial testing, it was determined that this CBM field possesses coal of the highest rank in China, which means that it contains more carbon and typically results in a much higher energy content and frequently higher gas content.  Accordingly, the Company plans to continue the pilot and further testing.

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

Production Sharing Contracts. Our operations in the Shouyang and Qinnan Blocks in Shanxi Province and the Enhong-Laochang area of Yunnan Province are conducted under three separate PSCs.  The Shouyang and Qinnan PSCs will expire July 1, 2032 and the Yunnan PSC will expire January 1, 2033, in each case subject to satisfying work and expenditure requirements and the existence of commercially productive reserves, unless extended or otherwise amended.

The three PSCs are divided into three periods: exploration, development and production.  The stated date for expiration of the exploration periods of the Shouyang and Yunnan PSCs occurred on June 30, 2011, and is the subject of our continued discussions with CUCBM.

Currently, we are in discussions with CUCBM regarding an additional formal extension of Phase III of the exploration period of the Shouyang PSC.  However, final terms have not yet been agreed upon by the parties. Pending a determination with respect to the extension, we have informed CUCBM that we are continuing operations under our expanded pilot development work program as provided for in the Shouyang PSC as amended to date.  Based on the progress of negotiations with CUCBM regarding an extension of Phase III of the Shouyang exploration period, as well as our analysis of our legal and contractual rights, we expect to reach agreement with CUCBM on an extension, though there can be no assurance that an extension will be granted or that MOC will approve the extension and modification agreement, and we anticipate changes to the terms of the Shouyang PSC in connection therewith, including a reduction in acreage.  For additional information regarding the Shouyang Block, see “Shouyang Block, Shanxi Province” above.

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

After the deduction of any royalties or value added taxes, a portion of commercial production will be allocated in accordance with the participating interests of parties to the PSCs, and the majority (70% for Yunnan, 75% for Qinnan and Shouyang) of production will be reserved for cost recovery before being distributed to the parties.  Cost recovery CBM is first allocated to reimbursement for operating costs, then exploration costs of FEEB and pre-contract costs of CUCBM, and lastly development costs plus accrued interest to the parties in accordance with their participating interests.  In accordance with relevant government regulations, allocations for value added taxes and state royalties will be deducted before the allocation of proceeds or CBM to the parties to the PSCs.  In addition, with respect to the Shouyang and Qinnan PSCs, we must pay ConocoPhillips, Inc. a 3.5% overriding royalty on production.

Results of Operations

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010:

The table below sets out major components of our expenditures for the three-month periods ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,
	2011	2010
Additions to Unevaluated
Oil and Gas Properties (capitalized)
- Shouyang Block, Shanxi Province (1)	$5,946	$2,330
Exploration Expenditures (expensed)
- Shouyang Block, Shanxi Province	1,024	577
- Qinnan Block, Shanxi Province	128	139
- Yunnan Province	344	253
- Total	1,496	969
Lease Operating Expenditures (expensed)
- Shouyang Block, Shanxi Province	1,141	618
- Qinnan Block, Shanxi Province	3	12
- Accretion Cost on Asset
Retirement Obligation (ARO)	20	12
- Total	1,164	642

Total Exploration and Operating Expenditures	$8,606	$3,941

General and Administrative Expenses	$2,388	$1,577

(1)	Capitalized in the Consolidated Balance Sheets.

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

The table below sets out the operating expenses in the Consolidated Statements of Operations for the three-month periods ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,
	2011	2010
Exploration costs	$1,496	$969
Lease operating expense	1,164	642
General and Administrative	2,388	1,577
Total	$5,048	$3,188

The table below sets out components of exploration costs for the three months ended September 30, 2011 and September 30, 2010 (in thousands):

	Three months ended September 30,
	2011	2010
Technical personnel compensation	$159	$133
PSC related payments	240	232
Contract drilling & related expenses	1,097	604
Total	$1,496	$969

Exploration costs for the three months ended September 30, 2011 increased $0.5 million due primarily to an increase in contract and drilling related expenses.

The table below sets out components of lease operating expense ("LOE") for the three-month periods ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,
	2011	2010
Workovers	$72	$119
Production Costs	1,006	430
Accretion Cost on ARO	20	12
Supervision	66	81
Total	$1,164	$642

LOE for the three months ended September 30, 2011 was comprised of costs pertaining to the production and dewatering efforts in the Shouyang and Qinnan Blocks in Shanxi Province.  LOE for the three months ended September 30, 2011 increased $0.5 million, due primarily to an increase in production costs, including an increase in the number of wells operating and the addition of compression costs for gas delivery.

General and administrative ("G&A") expenses for the three months ended September 30, 2011 increased $0.8 million due primarily to increases in legal fees of $0.4 million, in payroll related expenses of $0.2 million and in professional consulting fees of $0.1 million.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010:

The table below sets out major components of our expenditures for the nine-month periods ended September 30, 2011 and 2010 (in thousands):

	Nine months ended September 30,
	2011	2010
Additions to Unevaluated
Oil and Gas Properties (capitalized)
- Shouyang Block, Shanxi Province (1)	$14,158	$6,728
Exploration Expenditures (expensed)
- Shouyang Block, Shanxi Province	2,945	1,487
- Qinnan Block, Shanxi Province	372	427
- Yunnan Province	1,173	992
- Total	4,490	2,906
Lease Operating Expenditures (expensed)
- Shouyang Block, Shanxi Province	2,593	1,523
- Qinnan Block, Shanxi Province	8	74
- Accretion Cost on Asset
Retirement Obligation (ARO)	53	34
- Total	2,654	1,631

Total Exploration and Operating Expenditures	$21,302	$11,265

General and Administrative Expenses	$6,925	$5,180

(1)	Capitalized in the Consolidated Balance Sheets.

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

The table below sets out the operating expenses in the Consolidated Statements of Operations for the nine-month periods ended September 30, 2011 and 2010 (in thousands):

	Nine months ended September 30,
	2011	2010
Exploration costs	$4,490	$2,906
Lease operating expense	2,654	1,631
General and Administrative	6,925	5,180
Total	$14,069	$9,717

The table below sets out components of exploration costs for the nine months ended September 30, 2011 and September 30, 2010 (in thousands):

	Nine months ended September 30,
	2011	2010
Technical personnel compensation	$523	$414
PSC related payments	720	696
Contract drilling & related expenses	3,247	1,796
Total	$4,490	$2,906

Exploration costs for the nine months ended September 30, 2011 increased $1.6 million due primarily to an increase in contract and drilling related expenses including well stimulation, reserves analysis, crop compensation and road access fees.

The table below sets out components of lease operating expense ("LOE") for the nine-month periods ended September 30, 2011 and 2010 (in thousands):

	Nine months ended September 30,
	2011	2010
Workovers	$266	$284
Production Costs	2,197	1,177
Accretion Cost on ARO	53	34
Supervision	139	136
Total	$2,655	$1,631

LOE for the nine months ended September 30, 2011 was comprised of costs pertaining to the production and dewatering efforts in the Shouyang and Qinnan Blocks in Shanxi Province.  LOE for the nine months ended September 30, 2011 increased $1.0 million, due primarily to an increase in production costs, including an increase in the number of wells operating and the addition of compression costs for gas delivery.

General and administrative ("G&A") expenses for the nine months ended September 30, 2011 increased $1.7 million due primarily to increases in professional consulting fees of $0.5 million, in legal fees of $0.4 million, payroll related expenses of $0.4 million, and in investor relations costs of $0.3 million.

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

Work Program Funding. Our current work programs would satisfy the minimum exploration expenditures for our Shouyang and Yunnan PSCs for 2011.  With respect to the Qinnan PSC, we have halted activities on the Qinnan Block pending regulatory approval or denial.  Management may seek to secure capital by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets, by obtaining debt, project or equity-related financing.  However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through debt, project or equity- related financing.  In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt, project or equity-related financing are uncertain and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  In particular, any transfer of our rights under the PSCs will require the approval of our Chinese partner company and the MOC.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer.  There can be no guarantee of future success in capital acquisition, fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs.  Based on our planned work programs, which includes an accelerated pace of drilling in 2011 (subsequent to September 30, 2011, we slowed the pace of drilling down while negotiating the modification agreement), if we do not secure additional capital, or enter into an agreement with a strategic partner, we believe that the funds currently available to us should provide sufficient cash to fund our planned expenditures under the Shouyang PSC and other minimum operating costs through the end of January 2012.  Our ability to continue as a going concern depends upon our ability to obtain substantial funds for use in our development activities and upon the success of our planned exploration and development activities. There can be no guarantee of future capital acquisition, fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs. However, in addition to revenue generated, management believes that we will continue to be successful in securing any funds necessary to continue as a going concern.

Exchangeable Note.  The Exchangeable Note had an initial principal amount of $10 million and bore interest at a rate of 8% per annum, which began to accrue on October 16, 2009, and originally matured on March 13, 2011, unless repaid earlier.  On March 10, 2011, the parties agreed to extend the remaining balance of the Exchangeable Note of $3.2 million plus approximately $1.1 million in accrued interest to a new maturity date of September 15, 2011.  On September 15, 2011, the Company paid in full the remaining $3,200,000 principal balance on the Exchangeable Note plus the $1,226,577 in accrued interest.

Our capital resources and planning can be impacted by fluctuations in the U.S. Dollar and Chinese RMB exchange rate as well as inflation in these countries.  For further discussion of these risks, see Item 3. "Quantitative and Qualitative Disclosures About Market Risk."

Cash Flows.  As of September 30, 2011, our balance in cash and cash equivalents was $12.6 million, a decrease of $15.2 million from the balance of $27.8 million as of December 31, 2010.  The decrease was due primarily to $12.7 million cash used by operating activities, $16.0 million used by investing activities and $3.2 million used to make a principal payment offset by the sale under our shelf registration statement of 34.9 million shares of our common stock for total net proceeds of $16.7 million.

Cash used in operating activities for the nine months ended September 30, 2011 was $12.7 million as compared to cash used in operating activities for the same period in 2010 of $6.6 million.  The increase in cash used in operating activities was due primarily to an increase in exploratory contract drilling expenses of $1.6 million, an increase in cash G&A expenses of $1.7 million, an increase in LOE pumping related costs of $1.0 million and a $1.7 million change in working capital.

Cash used in investing activities for the nine months ended September 30, 2011 was $16.0 million as compared to $3.3 million for the same period in 2010.  The increase was primarily due to an increase in additions to oil and gas properties of $12.4 million.

Cash provided by financing activities for the nine months ended September 30, 2011 was $13.5 million as a result of the sale of 34.9 million shares of our common stock.  Cash provided by financing activities for the nine months ended September 30, 2010 was $37.0 million as a result of the sale of 117.2 million shares of our common stock and warrants to purchase up to 4.7 million shares of our common stock.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected effects on our business or operations.  Actual results could differ materially from those projected in such forward-looking statements.  Factors that could cause actual results to differ materially from those projected in such forward-looking statements include:  our Chinese partner companies or the MOC may require certain changes to the terms and conditions of our PSCs in conjunction with their approval of any extension of the exploration period of the PSCs, including a relinquishment of acreage; the gas produced at our wells may not increase to commercially viable quantities or may decrease; the fracture stimulation program may not be successful in increasing gas volumes; we may be unsuccessful in obtaining additional capital, whether through a strategic transaction or through debt, project or equity-related financing; our lack of operating history; limited and potentially inadequate management of our cash resources; the pipelines currently under consideration may not be constructed, or if constructed may not be timely, or their routes may differ from those currently anticipated; the pipeline and local distribution/compressed natural gas companies may decline to purchase or take our gas, or the timing of any definitive agreement may take longer than anticipated and the terms may not be as advantageous as expected; risk and uncertainties associated with exploration, development and production of coalbed methane; proved reserves may not be reported in a timely manner or at all and, if reported, may be smaller than anticipated; our inability to extract or sell all or a substantial portion of our estimated contingent resources; expropriation and other risks associated with foreign operations; disruptions in capital markets affecting fundraising; matters affecting the energy industry generally; lack of availability of oil and gas field goods and services; environmental risks; drilling and production risks; changes in laws or regulations affecting our operations, as well as other risks described in our 2010 Annual Report and subsequent filings with the Securities and Exchange Commission.

When you consider these forward-looking statements, you should keep in mind these factors, the risk factors set forth in our 2010 Annual Report, the Quarterly Report on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, and this Quarterly Reports on Form 10-Q under "Item 1A. Risk Factors" and in other filings with the SEC and the other cautionary statements in this Quarterly Report on Form 10-Q. Our forward-looking statements speak only as of the date made. All subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in Chinese RMB and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. Prior to July 2005, the exchange rate between U.S. Dollars and Chinese RMB was fixed, and, consequently, we experienced no fluctuations in the value of goods and services we purchased in China because of currency exchange.  In July 2005, the Chinese government began to permit the Chinese RMB to float against the U.S. Dollar.  All of our costs to operate our Chinese offices are paid in Chinese RMB.  Our exploration costs in China may be incurred under contracts denominated in Chinese RMB or U.S. Dollars.  As of September 30, 2011, the U.S. Dollar ($) to Chinese RMB (¥) appreciated slightly at an exchange rate of about $1 to ¥6.39, compared to an exchange rate of $1 to ¥6.46 at June 30, 2011.  If the Chinese RMB appreciates with respect to the U.S. Dollar, our costs in China may increase.  To date we have not engaged in hedging activities to hedge our foreign currency exposure.  In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.  To date we have not engaged in hedging activities to hedge our foreign currency exposure.  In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.  If the exchange rate increased by 10%, it is estimated that our costs would be approximately $0.5 million lower for the third quarter of 2011.  If the exchange rate were 10% lower during the third quarter of 2011, our costs would increase by approximately $0.6 million.

Although inflation has not materially impacted our operations in the recent past, increased inflation in China or the U.S. could have a negative impact on our operating and general and administrative expenses, as these costs could increase.  In the last couple of years, we have increased our use of Chinese suppliers, including drilling contractors that are paid in RMB.  In 2009, 2010 and the first nine months of 2011, China did not experience any significant inflation.  In the future, inflation in China may result in higher minimum expenditure requirements under our PSCs if our Chinese partner companies adjust these requirements for inflation.  The actual inflationary impact on the Company may also be exacerbated by the increasing demand for goods and services in the oil and gas industry.  A material increase in these costs as a result could adversely affect our operations and, if there are material changes in our costs, we may seek to obtain additional funds earlier than anticipated.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A - "Risk Factors" in our 2010 Annual Report and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and September 30, 2011, which could materially affect our business, financial condition, or future results.  The risks described in our 2010 Annual Report and the Quarterly Reports on Form 10-Q for the quarter ended March 31, 2011 and September 30, 2011, are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Relating to Our Business

We must obtain additional capital in order to continue our operations.

Although we commenced gas sales under the Gas Sales Agreement in the first quarter of 2011 and production increased in the second quarter and remained steady in the third quarter, we are not able to predict exactly when we will recognize significant revenues.  We expect to experience operating losses and negative cash flow until production levels in the Shouyang Block increase sufficiently.

Management will continue to seek to secure additional capital to continue operations, to meet future expenditure requirements necessary to retain our rights under the PSCs.  Management may seek to secure capital by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets, by obtaining debt, project or equity-related financing. However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through debt, project or equity-related financing.  Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult or impossible.  In particular, any transfer of our rights under any PSC will require the approval of our Chinese partner company.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer.  The ongoing global financial crisis has created liquidity problems for many companies and financial institutions, and international capital markets have stagnated, especially in the United States and Europe.  A continuing downturn in these markets could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through the sale of our securities or otherwise.  The ongoing crisis has created a difficult environment in which to negotiate and consummate a transaction.  In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt or equity-related financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price.

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

The exploration periods for the Shouyang area of Shanxi Province and the Enhong and Laochang areas of Yunnan Province had a stated expiration date of June 30, 2011. China United Coalbed Methane Co. Ltd. (“CUCBM”) is our partner company for the Shouyang and Yunnan PSCs.

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

We have a limited source of revenue.

We will not generate material revenues from our existing properties until we have successfully completed exploration and development, and started meaningful production of CBM.  Although we commenced sales under the Gas Sales Agreement in the early first quarter of 2011, and production increased in the second quarter and remained steady in the third quarter, we are not able to predict exactly when we will recognize significant revenues.  SPG has completed its pipeline, which runs within 2 kilometers of our 1H Pilot Area and is being used to transport CBM sold pursuant to the Gas Sales Agreement.  The in-field gathering system and compression equipment were connected to the pipeline in early January 2011.  After completion of that process, low level gas flow commenced in January with initial testing of the gathering system in January.  Gas sales were interrupted while SPG completed testing and commissioning of equipment related to our first stage compressor sites as well as installation of gas sales meters.  That work was completed and formal gas flow and sales re-commenced in mid-March 2011.  Second stage compressor equipment is on site and will be available for use as needed when volumes increase.  Additionally, no facilities exist to transport or process CBM near our Yunnan Province projects.  Our ability to realize revenues from any producing wells may be impaired until these pipelines or facilities are built out or arrangements are made to deliver our production to market.

ITEM 5.	OTHER INFORMATION

On March 13, 2009, we entered into a series of transactions related to our Qinnan Block with Dart Energy, formerly known as Arrow Energy International Pte Ltd.  In connection with these transactions, one of our wholly owned subsidiaries, FEEB, and Dart Energy entered into a Farmout Agreement (the "Farmout Agreement") under which, subject to certain conditions, FEEB would assign to Dart Energy 75.25% of its rights in the Qinnan PSC in Shanxi Province (the "Assignment"). The Farmout Agreement conditions the Assignment on, among other things, the receipt of required approvals from the government of the PRC.  Since December 19, 2009, each of the Company and Dart Energy has had the right to terminate the Farmout Agreement at any time, and on November 11, 2011, the Company elected to terminate the Farmout Agreement.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 41 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Date:  November 14, 2011

INDEX OF EXHIBITS

Exhibit Number	Description
3.1
Articles of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 17, 2005, and incorporated herein by reference).
31.1 †	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 †	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
32.2**	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Furnished herewith
†	Filed herewith