Form 10-Q
period 2012-03-31
FAR EAST ENERGY CORP
filed 2012-05-07
CIK 1124024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Number of shares outstanding of  the issuer's common stock as of  April 24, 2012.

UTitle of each classU	UNumber of sharesU
Common Stock, par value $0.001 per share	344,630,689

FAR EAST ENERGY CORPORATION
(A Development Stage Company)

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FAR EAST ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$13,774	$23,263
Accounts receivable	616	689
Inventory	497	541
Prepaid expenses	367	373
Deposits	636	543
Other current assets	15	19
Total current assets	15,905	25,428

Property and equipment
Oil and gas properties, successful efforts method:
Proved properties	67,301	66,361
Unproved properties	1,899	1,899
Other property and equipment	2,162	2,071
Total property and equipment	71,362	70,331
Less accumulated depreciation, depletion and amortization	(1,938)	(1,602)
Total property and equipment, net	69,424	68,729

Deferred financing costs	900	1,440
Other long-term assets	289	216
Total assets	$86,518	$95,813

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$8,089	$11,400
Accrued liabilities	12,184	13,562
Short-term debt	20,000	17,870
Total current liabilities	40,273	42,832

Asset retirement and environmental obligations	761	739

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred stock, $0.001 par value, 500,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 344,640,556 and 342,103,218 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	345	342
Additional paid-in capital	175,257	174,317
Unearned compensation	(1,455)	(792)
Accumulated deficit	(128,663)	(121,625)
Total stockholders' equity	45,484	52,242
Total liabilities and stockholders' equity	$86,518	$95,813

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating revenues:
Gas sales	$226	$23
Other, net	71	8
	297	31
Operating expenses:
Exploration costs	1,409	1,675
Lease operating expense	1,668	732
General and administrative	2,779	2,108
Depreciation, depletion and amortization	358	56
Total operating expenses	6,214	4,571
Operating loss	(5,917)	(4,540)
Other income (expense):
Interest expense	(1,076)	(198)
Interest income	1	1
Foreign currency transaction loss	(46)	(182)
Total other income	(1,121)	(379)
Loss before income taxes	(7,038)	(4,919)
Income taxes	-	-
Net loss	$(7,038)	$(4,919)

Comprehensive loss	$(7,038)	$(4,919)

Net loss per share:
Basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	343,972	305,818

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands Except Share Data)
(Unaudited)
	Common Stock		Additional		Deficit Accumulated During the	Total
	Number of	Par	Paid-In	Unearned	Development	Stockholders'
	Shares	Value	Capital	Compensation	Stage	Equity

For the Three Months Ended March 31, 2012

Balance at December 31, 2011	342,103,218	$342	$174,317	$(792)	$(121,625)	$52,242
Net loss	-	-	-	-	(7,038)	(7,038)
Nonvested shares issued	2,552,500	3	840	(663)	-	180
Nonvested shares withheld for taxes	(15,162)	-	(5)	-	-	(5)
Stock options issued	-	-	105	-	-	105
Balance at March 31, 2012	344,640,556	$345	$175,257	$(1,455)	$(128,663)	$45,484

For the Three Months Ended March 31, 2011

Balance at December 31, 2010	291,202,928	$291	$149,378	$(167)	$(100,380)	$49,122
Net loss					(4,919)	(4,919)
Common shares issued	34,880,599	35	16,701	-	-	16,736
Stock issued for note conversion	14,315,789	14	6,786	-	-	6,800
Nonvested shares issued	1,859,800	2	1,086	(961)	-	127
Nonvested shares withheld for taxes	(34,259)	-	(20)	-	-	(20)
Stock options issued	-	-	110	-	-	110
Balance at March 31, 2011	342,224,857	$342	$174,041	$(1,128)	$(105,299)	$67,956

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
 (Unaudited)
	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(7,038)	$(4,919)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion, depreciation and amortization	358	56
Amortization of deferred financing costs	540	73
Share-based compensation	285	237
Changes in components of working capital:
Accounts receivable	4	(31)
Inventory	44	(339)
Prepaid expenses	6	51
Deposits	(93)	(1)
Accounts payable and accrued liabilities	(1,975)	1,798
Loss on sale of assets	-	-
Other, net	(5)	(20)
Net cash used in operating activities	(7,874)	(3,095)

Cash flows from investing activities:
Additions to oil and gas properties in China	(3,654)	(7,258)
Additions to other properties	(91)	-
Sales of other fixed assets	-	(237)
Net cash used in investing activities	(3,745)	(7,495)

Cash flows from financing activities:
Net proceeds from credit facility	2,130	-
Net proceeds from sale of common stock	-	16,736
Net cash provided by financing activities	2,130	16,736

Net increase (decrease) in cash and cash equivalents	(9,489)	6,146
Cash and cash equivalents--beginning of period	23,263	27,760
Cash and cash equivalents--end of period	$13,774	$33,906

Supplemental cash flow information:
Interest paid	$521	$-

Noncash investing and financing transactions:
Common stock issued to convert notes payable	$-	$6,800
Asset retirement and environmental obligations	$-	$15

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Business, Basis of Presentation and Significant Accounting Policies

Business.  We were incorporated in the state of Nevada on February 4, 2000, and on January 10, 2002, we changed our name to Far East Energy Corporation ("FEEC").  The terms "we," "us," "our," and "our company" refer to FEEC and its subsidiaries.  References to common stock refer to the common stock of FEEC.  References to FEEB refer to Far East Energy (Bermuda), Ltd., our principal operating subsidiary.  We are an independent energy company.  FEEC, together with its subsidiaries, engages in the acquisition, exploration and development of coalbed methane ("CBM") gas properties solely in the People's Republic of China ("PRC"). Prior to December 31, 2011, we were classified as a development stage company and our activities were principally limited to the drilling, testing, and completion of exploratory and pilot development CBM wells, together with other organizational activities.  As of December 31, 2011, the Company received its first independent, third party reserve report providing a calculation of the Company’s proved, probable and possible reserves and thus emerged from development stage status as a result of the amount of proved reserves estimated in the reserve report and the fact that we have started generating revenues.

The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented.

Basis of Presentation.  The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to those rules and regulations.  The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Management believes that the information and disclosures provided herein are adequate to present fairly the consolidated financial position, results of operations and cash flows of the Company. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 ("2011 Annual Report").

Recently Issued Accounting Standards and Developments.  There were no recent accounting pronouncements at March 31, 2012 that materially affected our company.

2.  Liquidity and Realization of Assets

All of our reserves are located in Shanxi Province, China.  At December 31, 2011, our estimated net proved and net probable reserves were 54.6 billion cubic feet (“Bcf”) and 379.6 Bcf of natural gas, respectively.  At December 31, 2011, the standardized measure of our future net cash flows, discounted at 10 percent per annum, relating to our proved natural gas reserves was $65.4 million.

Gas sales under the Gas Sales Agreement (as defined below) commenced in the first quarter of 2011.   We have funded our exploration and development activities primarily through the sale and issuance of common stock and proceeds received from the closing of the Facility Agreement (as defined below). In September 2009, the Company filed with the SEC a shelf registration statement on Form S-3 for the offer and sale from time to time of up to $75 million of the Company's debt and equity securities.  On March 16, 2011, we completed a transaction for the sale of 34.9 million shares of our common stock at $0.5025 per share for net proceeds of $16.7 million under our shelf registration statement. The amount remaining available under the registration statement at April 24, 2012 was approximately $9.0 million.

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

On June 12, 2010, China United Coalbed Methane Corporation, Ltd. ("CUCBM"), our Chinese partner for the Shouyang production sharing contract ("PSC"), and SPG executed a gas sales agreement (the "Gas Sales Agreement"), to which we are an express beneficiary, to sell CBM produced in the CBM field (the "Shouyang Field") governed by the Shouyang PSC. Pursuant to the Gas Sales Agreement, SPG is initially required to purchase up to 300 thousand cubic meters (10.6 million cubic feet (“MMcf”) per day of CBM (the "Daily Volume Limit") produced at the Shouyang Field on a take-or-pay basis, with the purchase of any quantities above such amount to be negotiated pursuant to a separate agreement.  At the request of FEEB and CUCBM to provide competitive pricing options for offtake of CBM production in excess of the Daily Volume Limit with assured offtake capacity, the Gas Sales Agreement obligates SPG to commit to having demand capacity to accept at least 1 million cubic meters (approximately 35 MMcf) per day from the Shouyang Field by 2015 but does not obligate FEEB or CUCBM to sell gas in excess of the Daily Volume Limit. The term of the Gas Sales Agreement is 20 years. The in-field gathering system and compression equipment were connected to the pipeline in early January 2011 and fully commissioned for sales by mid-March 2011.  The gross gas production for the first quarter 2012 was approximately 79 MMcf.  Gross sales volumes for the same period were 54 MMcf, the remaining 25 MMcf were produced by the wells that are not yet connected to the gathering lines.  We believe that the sales rate will continue to increase as gas from additional wells is sold through the gathering system in the coming months.

Our current work programs would satisfy the minimum exploration expenditures for our Shouyang and Yunnan PSCs for 2012. With respect to the Qinnan PSC, we have halted activities on the Qinnan Block pending regulatory approval or denial.

Management may seek to secure capital by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets, by obtaining debt, project or equity-related financing.  However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through debt, project or equity-related financing. In addition, the terms and conditions of any potential strategic relationship or transaction or of any project financing are uncertain, and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price.  Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer.  There can be no guarantee of future capital acquisition, fundraising or exploration success or that we will realize the value of our unproved oil and gas property costs.  Based on our planned work programs, if we do not secure additional capital through additional debt, project or equity-related financing, or enter into an agreement with a strategic partner, we believe that the funds currently available to us should provide sufficient cash to fund our planned expenditures under the Shouyang PSC and other minimum operating costs through the end of September 2012 or if necessary such funds could provide sufficient cash to last through the end of 2012 if the slow pace of drilling continues and other steps are taken to preserve cash.

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

Our ability to continue as a going concern depends on our ability to obtain substantial funds for use in our development activities and upon the success of our planned exploration and development activities.  There can be no guarantee of future capital acquisition, fundraising or exploration success or that we will realize the value of our unproved exploratory well costs. However, in addition to revenue generated, management believes that we will continue to be successful in securing any funds necessary to continue as a going concern.

3.  Facility Agreement

On November 28, 2011, FEEB entered into the Facility Agreement, as borrower, with SCB, as lender, and the Company, as guarantor.  The Facility Agreement provides for a $25 million credit facility, the proceeds of which would be used for project costs with respect to the Shouyang Area in Shanxi Province, China, as well as for finance costs and for general corporate purposes approved by SCB.  The Agreement has an initial 9-month term ending August 28, 2012, which may be extended by three months upon satisfaction of certain other conditions.   Loans under the Facility Agreement will bear interest at LIBOR plus a margin rate of 9.5% during the initial period and 10.0% thereafter, and mandatory costs, if any, to compensate SCB for certain Hong Kong regulatory compliance costs.  At March 31, 2012, the total amount drawn under the Facility Agreement was $20 million and the related accrued interest was $0.2 million.  In connection with and as security for the Facility Agreement, FEEB and/or the Company entered into certain other ancillary agreements dated November 28, 2011, including a Share Pledge Agreement, an Account Charge Agreement, an Assignment of Shareholder Loans and a Subordination Agreement (the “Ancillary Agreements”).  Under the Ancillary Agreements, the Company pledged its shares in FEEB and granted a security interest in certain intercompany debt to SCB, and FEEB granted a security interest in certain  bank accounts to SCB.  Pursuant to the terms of the Facility Agreement, in the event we do not receive approval from the MofCom of the 2011 Shouyang PSC Modification Agreement (as defined below), we may not be able to draw down the full amount of available funds otherwise available under the Facility Agreement.   In addition, unless such condition is waived or excused, the failure to receive such notice on or before May 28, 2012 will constitute an event of default under the Facility Agreement.  Upon notice of an event of default under the Facility Agreement, SCB would have the right to accelerate all amounts outstanding under the Facility Agreement.  Since December 31, 2011, a draw of $2.1 million has been made under the Facility Agreement.

The Company incurred approximately $1.6 million in financing costs in connection with entering into the Facility Agreement.  The costs related to the Facility Agreement were capitalized as deferred financing costs and amortized over the term of the Facility Agreement.  The effective interest rate for the Facility Agreement is 23.2% per annum.  Amortization expense for the first quarter of 2012 was $540,000.

4.  Oil and Gas Properties

The costs associated with our oil and gas properties include the following (in thousands):

	At March 31, 2012	At December 31, 2011
Proved oil and gas properties	$67,301	$66,361

Unproved leasehold costs	275	275
Unproved oil and gas properties	1,624	1,624
Total unproved oil and gas properties	1,899	1,899
Accumulated depreciation, depletion and amortization	(1,002)	(744)

Total oil and gas properties, net	$68,198	$67,516

Unproved Leasehold Costs.  Unproved leasehold costs are composed of amounts we paid to the PRC's Ministry of Commerce of the People's Republic of China ("MofCom") and CUCBM pursuant to a PSC we entered into in 2002 with CUCBM to acquire the mineral rights in the Enhong and Laochang areas in the Yunnan Province.

Unproved Oil and Gas Properties. Unproved oil and gas property costs include only suspended well costs which are direct exploratory well costs pending determination of whether proved reserves have been discovered. Accounting guidance regarding capitalization of suspended well costs is provided by FASB ASC Topic 932.  FASB ASC Topic 932 addresses whether there are circumstances under the successful efforts method of accounting for oil and gas producing activities that would permit the continued capitalization of exploratory well costs beyond one year, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are under way or firmly planned for the near future.  Capitalization of costs should be continued beyond one year in cases where reserves for the project are not yet proven, but the Company demonstrates sufficient continuing progress toward assessing those reserves.  For the capitalized costs at March 31, 2012, our assessment indicated that our current work programs demonstrated our efforts in making sufficient continuing progress toward assessing the reserves in the areas for which the costs were incurred. Therefore, we have continued to capitalize these costs.

The following table reflects the net changes in capitalized exploratory well costs for the three months ended March 31, 2012 (in thousands):

At March 31, 2012
Beginning balance at January 1	$1,624
Additions to unevaluated exploratory well costs pending the determination of proved reserves	-
Reclassifications of wells, facilities, and equipment based on the determination of proved reserves	-
Unevaluated exploratory well costs charged to expense	-
Ending balance at March 31	$1,624

At March 31, 2012, the Company had costs of $1.4 million capitalized for exploratory wells for a period of greater than one year after the completion of drilling.  The costs are associated with three wells in one project, which is located in the Shouyang Block of the Shanxi Province.  Three wells were drilled between 2009 and 2011.

5.  Asset Retirement and Environmental Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment at March 31, 2012 (in thousands):

At March 31, 2012
Carrying amount at beginning of period	$739
Liabilities incurred	-
Liabilities settled	-
Accretion expense	22
Revisions	-
Carrying amount at end of period	$761

Current portion	$-
Noncurrent portion	$761

6.  Other Fixed Assets

Other fixed assets, net include the following (in thousands):

	At March 31, 2012	At December 31, 2011
Other fixed assets	$2,162	$2,071
Accumulated depreciation	(936)	(858)
Other fixed assets, net	$1,226	$1,213

Other fixed assets include leasehold improvements, equipment and furniture.  Depreciation expense for the three-month periods ended March 31, 2012 and 2011 were approximately $78,000 and $41,000, respectively.

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

We were operating under an agreed extension of Phase III of the exploration period until June 30, 2011.  We have reached an agreement with CUCBM regarding an additional formal extension of Phase III of the exploration period of the Shouyang PSC.  However, the agreement will not be effective unless and until it is approved by the MofCom.  Pending a determination with respect to the extension, we are continuing operations under our expanded pilot development work program as provided for in the Shouyang PSC as amended to date.  We believe that the MofCom will approve the 2011 Shouyang PSC Modification Agreement, though there can be no assurance that the MofCom will do so.  Further, in negotiating the 2011 Shouyang PSC Modification Agreement, we were required to agree to certain other provisions to the Shouyang PSC which clarify relinquishment obligations and include additional obligations on Far East as operator and a reduction in acreage.

The minimum work expenditure requirements we agree to in our PSCs are denominated in RMB and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the Chinese RMB.  In addition to minimum work requirements under our PSCs, the MLR minimum expenditure requirements are a significant factor that influences our exploration work program. Under the Shouyang PSC, we are required to pay certain fees totaling $0.5 million in 2012, which, when paid, will count toward the satisfaction of the 2012 minimum exploration expenditure requirements.  These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits.  Based on the currency exchange rate between the U.S. Dollar and the Chinese RMB as of March 31, 2012, the annual minimum exploration expenditure requirement is $2.6 million if the relinquishment agreed upon in the 2011 Shouyang PSC Modification Agreement is approved by the MofCom.

Qinnan Production Sharing Contract.  We are the operator under a PSC to develop the Qinnan Block in the Shanxi Province that is in the process of being assigned by CUCBM to China National Petroleum Company ("CNPC").  The term of the Qinnan PSC consists of an exploration period, a development period and a production period. During the exploration period, we hold a 100% participating interest in the properties, and we must bear all exploration costs for discovering and evaluating CBM-bearing areas. If any CBM field is discovered, the development costs for that CBM field will be borne by us and CUCBM or CNPC (following the assignment of the PSC) in proportion to the respective participating interests. At that time, we will recover that share of the up-front exploration costs allocable to our Chinese partner through a gradual cost recovery mechanism.  The exploration period is divided into three phases called Phase I, Phase II and Phase III.  We have completed our Phase I, Phase II and Phase III work program obligations under the PSC, and intend to continue pilot development and exploration activities in Phase III until we transfer into the development period.

Although the Qinnan PSC does not expire until July 31, 2032, the stated date for expiration of the exploration period for the Qinnan PSC occurred on June 30, 2009.  We are continuing to pursue an extension of the exploration period of the Qinnan PSC, but we cannot be optimistic at this time. We believe the underlying exploration period should be extended due to events beyond our reasonable control, namely the lengthy transfer of rights taking place from CUCBM to CNPC.  At CNPC’s request, we have provided certain operational and financial information about our Company to assist them in the decision making process for recognizing an extension of the exploration period in Qinnan.  CNPC has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008.  We also provided to CNPC at their request our work plan for 2010 for Qinnan.  In January 2011, we received a formal notice from CNPC that it has purportedly received all Chinese approvals with respect to the transfer of rights from CUCBM to CNPC, and CNPC has requested we execute a modification agreement to confirm CNPC as our Chinese partner company for the Qinnan PSC.  In connection with that notice, we received a form of assignment agreement, assigning the PSC from CUCBM to CNPC.   We modified it to include a formal recognition of the existence of force majeure regarding the delays caused by the incomplete transfer of the PSC to CNPC.  Currently, we have not received any response from CNPC or CUCBM regarding our proposed amendments to the draft assignment agreement and we have not signed a formal document confirming the assignment of CUCBM’s rights to CNPC or its designee. Due to the inability to hold a formal Joint Management Committee ("JMC") meeting or to have the effective involvement of our Chinese partner, we believe that our efforts to continue CBM Operations in the Qinnan block have been materially hindered.  Technically, the exploration period under the Qinnan PSC expired on June 30, 2009; however, we have maintained the position that the doctrine of force majeure under the Qinnan PSC entitles us to an extension.  In January 2012 we submitted a notice of force majeure in accordance with the Qinnan PSC to CNPC. There can be no assurance that we will be successful in extending the exploration period of the Qinnan PSC or that a new PSC will be granted. Additionally, in connection with obtaining this extension or a new PSC, we may be required to commit to certain expenditures or to modify the terms or respective ownership interests and/or acreage in the applicable PSC. However, if we are unable to secure sufficient funds to commit to these expenditures, it may adversely affect our ability to extend the Qinnan PSC.

Under the Qinnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements.  As with the Shouyang PSC, our minimum exploration expenditure requirement is based on the minimum exploration expenditure requirements of CNPC established by the MLR.  The MLR sets its requirements by applying a minimum expenditure per square kilometer to the total acreage encompassed by each PSC.  The annual minimum exploration expenditure requirement under the Qinnan PSC is approximately $3.7 million in the aggregate based on the currency exchange rate between the U.S. Dollar and the Chinese RMB as of March 31, 2012.  These expenditure requirements are denominated in the RMB and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the Chinese RMB.  Because the stated expiration date for the exploration period for the Qinnan PSC occurred on June 30, 2009, and we have not yet received an extension, we have halted activities associated with the Qinnan Block pending receipt of an extension, should one ultimately be granted.

Yunnan Production Sharing Contract. We have been the operator under one Yunnan PSC with CUCBM to develop two areas in the Yunnan Province: Enhong and Laochang. The term of the Yunnan PSC consists of an exploration period, a development period and a production period. The exploration period is divided into two phases called Phase I and Phase II.  We completed Phase I and, during the third quarter of 2009, the MofCom approved a modification agreement to extend Phase II of the exploration period for the Yunnan PSC to June 30, 2011 from June 30, 2009.  Thus, although the Yunnan PSC does not expire until January 1, 2033, the stated date for expiration of the exploration period for the Yunnan PSC occurred on June 30, 2011.  During the fourth quarter of 2011, we negotiated and signed the 2011 Yunnan PSC Modification Agreement with CUCBM, which CUCBM subsequently submitted to the MofCom for approval.  The terms of the Yunnan modification agreement are substantially similar to those in the 2011 Shouyang PSC Modification Agreement, save differences in relinquishment and the participating interest percentages of the parties.  Although we anticipate that we will receive all necessary governmental approvals for the 2011 Yunnan PSC Modification Agreement, we cannot be certain that they will be approved and become effective.  In such instance, we would be operating under a technical extension of the Yunnan PSC for the completion of prior pilot development work programs as necessary to receive final ODP approval no later than December 31, 2013.  However, we do not have CUCBM or any governmental acknowledgement or agreement regarding the viability of such extension.

During the exploration period, we must bear all exploration costs for discovering and evaluating CBM-bearing areas.  If the 2011 Yunnan PSC Modification Agreement is approved, our work commitment to complete Phase II consists of drilling a total of eight wells during the entire exploration period, as extended, spending at least $0.8 million (4,850,000 RMB) per year as the minimum exploration expenditure.  We plan to continue the dewatering/test-production and we anticipate the production of more gas as the dewatering process moves forward and the interference between wells can be established, together with a reduction in the fluid-level, creating a funnel effect covering a relatively larger area of the reservoir. Recently, gas production from one of the pilot wells has remained steady at a rate around 20 Mcf (550 m3) per day, with the peak daily rate as high as 65 Mcf (1,850 m3).  Production from the pilot has continued for about twelve months; however, there can be no assurance that production will continue to increase or sustain current levels.  After initial testing, it was determined that this CBM field possesses one of the higher-rank coals in China, which means that the coal in this CBM Field contains more carbon and typically results in a much higher energy content and higher gas content.  Accordingly, the Company plans to analyze obtained data through pilot production and evaluate the performance of the reservoir, then decide whether or not to continue the pilot testing. Furthermore, in order to get proved reserves covering appropriate acreage to apply for an ODP to enter the development period, it is under consideration that more parameter wells and pre-production wells may be planned for drilling, especially in the Yuwang subblock of the Enhong-Laochang PSC project.

Under the Yunnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements.  Our minimum exploration expenditure requirements for the blocks subject to the PSC are based on the minimum exploration expenditure requirements of CUCBM established by the MLR and our negotiated agreement to extend the Yunnan PSC exploration period.  The MLR sets its requirements by applying a minimum expenditure per square kilometer to the total acreage encompassed by the PSC.  These requirements are denominated in the RMB, and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the Chinese RMB.  The MLR minimum expenditure requirements are a significant factor that influences our exploration work program.  Under the Yunnan PSC, we were required to pay certain fees totaling $0.5 million in 2012, which, when paid, will count toward the satisfaction of the 2012 minimum exploration expenditure requirements.  These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits.  In 2012, the MLR minimum expenditure requirements will be $0.8 million if the relinquishment agreed upon in the 2011 Yunnan PSC Modification Agreement is approved.  Based on the modification agreement, the unfulfilled exploration work commitment will be added to the minimum exploration work commitment for the following year.  If the Company terminates the Yunnan PSC and there exists an unfulfilled balance on the minimum exploration work commitment, the Company will be required to pay the balance to CUCBM.

8.  Common Stock

Shares Withheld for Taxes.  During the first quarter of 2012, we withheld 15,162 shares of our common stock from the vesting of nonvested shares (also commonly referred to as "restricted stock") granted to employees to satisfy tax withholding obligations of $31,000.  Once withheld, the shares were canceled and removed from the number of outstanding shares.  Accordingly, we reduced our common stock and our additional paid in capital on our consolidated balance sheet by an amount which equaled the fair market value of the withheld shares on the date of withholding and cancellation.  We subsequently remitted the amount withheld to the tax authority.

Outstanding Warrants.  A summary of warrants outstanding as of March 31, 2012 is as follows (in thousands, except exercise price):

	Warrants	Expiration Date In
Exercise Price	Outstanding	2012	2013	2014		2015
$0.54	290	-	-	290	(1)	-
$0.80	4,662	-	-	-		4,662	(1)
$1.00	8,400	-	8,400	-		-
$1.25	4,623	-	-	4,623		-
$2.61	4,020	4,020	-	-		-

Total	21,995	4,020	8,400	4,913		4,662

(1)	During the first quarter of 2010 granted to investors and placement agent in conjunction with the investors’ purchase of our common stock.

9.  Share-Based Compensation

We grant nonvested shares of common stock and options to purchase common stock to employees, members of the board of directors and consultants under our shareholder-approved 2005 Stock Incentive Plan (the "2005 Plan").  Grants prior to the adoption of the 2005 Plan and inducement grants associated with hiring of new employees and appointment of new directors were generally issued outside of the 2005 Plan.  During the first quarter of 2012, we awarded options to purchase up to 970,000 shares of our common stock and 2,447,500 nonvested shares under the 2005 Plan to employees and members of the board of directors; and options to purchase up to 150,000 shares of our common stock and 105,000 nonvested shares outside the 2005 Plan to a consultant.  During the first quarter of 2011, we awarded options to purchase up to 1,785,000 shares of our common stock and 1,669,800 nonvested shares under the 2005 Plan to employees and members of the board of directors; and options to purchase up to 250,000 shares of our common stock and 190,000 nonvested shares outside the 2005 Plan to a new employee and a consultant.  As of March 31, 2012, we had 13,271,699 shares available for awards under the 2005 Plan, of which 1,759,199 shares could be issued as nonvested shares or other full-valued stock-based awards.

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

The compensation expense is included in the Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Exploration Costs	$41	$46
General and Administrative	244	191
	$285	$237

The following table summarizes stock option transactions during the three months ended March 31, 2012 (in thousands, except grant price):

	Options	Weighted Average Grant Price
Outstanding at January 1, 2012	10,524	$1.04
Granted	1,120	0.33
Forfeited	-	-
Cancelled	(435)	1.45
Expired	(60)	0.65
Outstanding at March 31, 2012	11,149	$0.95

Exercisable at March 31, 2012	8,535	$1.10

At March 31, 2012, the weighted average remaining contractual life for the stock options outstanding and exercisable was 5.52 years and 4.43 years, respectively.

The following table summarizes shares of nonvested stock transactions during the three months ended March 31, 2012 (in thousands, except per share data):

	Nonvested Shares	Weighted Average Fair Value Per Share	Vest Date Fair Value
Outstanding at January 1, 2012	2,102	$0.54
Granted	2,552	0.33
Vested	(566)	0.58	$118
Withheld for Taxes	(15)	0.68
Outstanding at March 31, 2012	4,073	$0.53

As of March 31, 2012, we had approximately $2.1 million in total unrecognized compensation cost related to share-based compensation, of which $1.4 million was related to shares of nonvested stock grants and was recorded in unearned compensation on our consolidated balance sheets.  This cost is expected to be recognized over a weighted average period of 2.3 years at March 31, 2012.  This expected cost does not include the impact of any future share-based compensation awards.

10.  Supplemental Disclosures of Cash Flow Information

We use the indirect method to present cash flows from operating activities. Cash paid for interest expense and income taxes for the three-month period ended March 31, 2012 were $0.5 million and zero, respectively. Other supplemental cash flow information for the three-month periods ended March 31, 2012 and 2011 is presented as follows (in thousands):

	Three months ended March 31,
	2012	2011
Non-cash transactions:
Amortization of deferred financing costs	$540	$73
Non-cash share-based compensation	$285	$237
Common stock issued to convert notes payable	$-	$6,800
Asset retirement and environmental obligation	$-	$15

11. Subsequent Events

Subsequent events have been evaluated through the date financial statements were filed with the SEC.  There were no items that would have a material impact to the consolidated financial statements presented in this Form 10-Q.

PART 1.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 ("2011 Annual Report"), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, the risk factors contained herein, in our 2011 Annual Report, in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2012, and all of the other information contained elsewhere in this report.  The terms "we," "us," "our," “the Company” and "our company" refer to Far East Energy Corporation and its subsidiaries, unless the context suggests otherwise. The term "FEEB" refers to Far East Energy (Bermuda), Ltd., a wholly-owned subsidiary, which conducts substantially all of our operations in China.

Overview.  Prior to December 31, 2011, we were classified as a development stage company and our activities were principally limited to the drilling, testing and completion of exploratory and pilot development CBM wells, together with other organizational activities.  As of December 31, 2011, the Company received its first independent, third party reserve report providing a calculation of the Company’s proved, probable and possible reserves and thus emerged from development stage status as a result of the amount of proved reserves estimated in the reserve report and have started generating revenues.  We believe that good environmental, social, health and safety performance is an integral part of our business success. We conduct our business with respect and care for our employees, contractors, communities, and the environments in which we operate.  Our vision is zero harm to people and the environment while creating value for our shareholders as well as for China, including the regions and communities within which we operate.  Our commitment to these principles is demonstrated by the fact that we have had no lost-time accidents in almost seven years and no major environmental incidents.  We have a commitment to being good corporate citizens of China, striving to emphasize and utilize very high levels of Chinese content in personnel, services, and equipment; and we have achieved very high percentages of Chinese content in each category.

During the first quarter 2012, we continued our efforts to explore and develop CBM in Shanxi Province in northern People's Republic of China ("PRC" or "China") and in Yunnan Province in southern PRC.  We continued to employ numerous safety precautions to ensure the safety of our employees and independent contractors.  We also conducted our operations in accordance with various laws and regulations concerning the environment, occupational safety and health.

The gross gas production for the first quarter 2012 was approximately 79 million cubic feet (“MMcf”).  Gross sales volumes for the same period were 54 MMcf, the remaining 25 MMcf were produced by the wells that are not yet connected to the gathering lines.  We believe that the sales rate will continue to increase as gas from additional wells is sold through the gathering system in the coming months. For additional information regarding the Shouyang PSC, see "Shouyang PSC" below.

On November 28, 2011, FEEB entered into a Facility Agreement (as defined below), as borrower, with Standard Chartered Bank (“SCB”), as lender, and the Company, as guarantor (the “Facility Agreement”).  The Facility Agreement provides for a $25 million credit facility, the proceeds of which would be used for project costs with respect to the Shouyang Area in Shanxi Province, China, as well as for finance costs and for general corporate purposes approved by SCB.  At March 31, 2012, the total amount drawn under the Facility Agreement was $20 million and the related accrued interest was $0.2 million.

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

There can be no assurance that the Chinese authorities will provide the approvals necessary for the consummation of a transaction or transfer.  There can be no guarantee of future capital acquisition, fundraising or exploration success or that we will realize the value of our unproved oil and gas properties.  Based on our planned work programs, which include an accelerated pace of drilling in 2012, (subsequent to September 30, 2011, we slowed the pace of drilling down while negotiating the 2011 Shouyang PSC Modification Agreement) if we do not secure additional capital, whether through additional debt, project or equity-related financing, or enter into an agreement with a strategic partner, we believe that the funds currently available to us should provide sufficient cash to fund our planned expenditures under the Shouyang PSC and other minimum operating costs through the end of September 2012 or if necessary such funds could provide sufficient cash to last through the end of 2012 if the slow pace of drilling continues and other steps are taken to preserve cash.

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

On June 12, 2010, CUCBM and Shanxi Province Guoxin Energy Development Group Limited ("SPG") executed the Gas Sales Agreement (the “Gas Sales Agreement”) through which CBM produced at the Shouyang Field is sold.  Pursuant to the Gas Sales Agreement, SPG is initially required to purchase up to the Daily Volume Limit, which is 300 thousand cubic meters (10.6 MMcf) per day, of CBM produced at the Shouyang Field on a take-or-pay basis, with the purchase of any quantities above such amount to be negotiated pursuant to a separate agreement.  At the request of FEEB and CUCBM to provide competitive pricing options for offtake of CBM production in excess of the Daily Volume Limit with assured offtake capacity, the Gas Sales Agreement obligates SPG to commit to having demand capacity to accept at least 1 million cubic meters (approximately 35 MMcf) per day from the Shouyang Field by 2015 but does not obligate FEEB or CUCBM to sell gas in excess of the Daily Volume Limit. The term of the Gas Sales Agreement is 20 years.   FEEB and CUCBM sought to have the 300 thousand cubic meter (10.6 MMcf) per day Daily Volume Limit included in the Gas Sales Agreement, rather than committing to supply up to the entire capacity of the pipeline (approximately 40 MMcf per day), because they desired to preserve the opportunity to negotiate a new contract for gas volumes above 10.6 MMcf per day in the belief that a competing pipeline company, Shanxi International Energy Company ("Shanxi International"), was considering building to the initial 1H Pilot Area.

The second pipeline would potentially provide an additional 50 million cubic feet per day of offtake infrastructure as well as provide price competition.  As of mid April 2012, the second pipeline was completed to our area, and has been commissioned to Changzhi, with the remaining 390 km of the pipeline to Taiyuan to be completed and commissioned by the end of May 2012.

In September 2011, SPG completed the construction of additional gathering lines in the 1H Pilot Area. Currently, we have 54 wells connected to the gathering lines in the 1H Pilot Area.  An additional 14 wells are projected to be connected in 2012.

The price to be paid by SPG, excluding the effect of any applicable rebates or subsidies, for CBM under the Gas Sales Agreement was 1.20 RMB per cubic meter (including tax) until June 12, 2011 and thereafter the price is subject to change based on the parties' agreement in accordance with market economic principles.  If the parties are unable to agree on new pricing, the then-current price shall apply to all gas sales.  As we have not yet agreed upon a revised price for CBM sales, the 1.20 RMB per cubic meter price continues to apply at this time.  Additionally, enacted Chinese government and Shanxi provincial subsidies equal 0.20 RMB and 0.05 RMB per cubic meter, respectively, for a total of 0.25 RMB per cubic meter.  Thus, the price received by CUCBM and FEEB, including subsidies for gas sales that will be allocated between CUCBM and FEEB as agreed under the Gas Sales Agreement, should be approximately 1.45 RMB per cubic meter. This equates to approximately $6.49 per Mcf at exchange rates as of March 31, 2012. In July of 2011, the Chinese news service Xinhua News Agency advised that the PRC’s CBM subsidy could be increased as much as 0.2 RMB per cubic meter (or $0.90 per Mcf based on the March 31, 2012 exchange rate). Wei Pengyuan, Deputy Director General of the Coal Division of China’s National Energy Administration (NEA), recently stated that China plans to raise the subsidy to 0.4 to 0.5 RMB per cubic meter (or $1.79 to $2.24 per Mcf based on the March 31, 2012 exchange rate).  If implemented, this level of subsidy increase would take our current sales price of $6.49 up to $7.39 to $7.83 per Mcf (inclusive of taxes).  The Gas Sales Agreement also provides for price adjustments in accordance with changes to the published Chinese national natural gas price and annual price adjustments based on the parties’ mutual agreement. If the parties do not agree on a new price, the then-current price shall continue in effect and either party may seek to resolve any pricing dispute pursuant to arbitration.  SPG is obligated to pay for all CBM monthly in advance, based on anticipated deliveries for the coming month.

The northern portion of the Shouyang Block, the majority of which is contained in the Shouyang ODP Area, is being closely monitored and work programs are being carried out there to achieve three primary goals: (i) to expand the area in our initial 1H Pilot Area where critical desorption and gas production is occurring, thereby increasing gas production, (ii) to determine the optimal approach to minimize costs and maximize gas recovery and (iii) to add pilot development test wells, also known as appraisal wells, spaced at intervals of several kilometers across the entire Shouyang Block to help delineate the geographic extent of the high permeability and high gas content located in the area. The following discussion regarding our drilling activity involves the drilling of wells that constitute “exploratory wells,” as such term is defined in Rule 4-10(a)(13) of Regulation S-X.

One deviated well was spudded and reached total depth in our Shouyang Block during the first quarter 2012.  We anticipate increasing the pace of drilling significantly once we receive the MofCom approval and complete our financing efforts.

As of mid-April 2012, there are 68 wells dewatering the Shouyang Block and producing gas. Additionally, as of that date, one well has been abandoned in the Shouyang Block, and no dry holes have been drilled.

Due to winter weather conditions, fracturing activity did not commence until late March 2012.  However, perforating crews were active in preparation for the fracturing campaign several weeks earlier. Five wells were successfully hydraulically fractured the last week of March 2012, with additional wells to follow in early April.  All five fractured wells were in the 1H Pilot area.  The stimulation techniques utilized in 2011 continued to be utilized in 2012, with higher sand concentrations and viscosified carrying fluids to improve sand placement to enhance communication between the wellbore and the coal formation.  These wells, along with the remainder of the Spring completion campaign wells, are expected to be equipped and pumping in the second quarter of 2012.

The total number of wells drilled to total depth as of March 31, 2012 in the Shouyang Block was 89.  Of these 89 wells, 69 were wells drilled in the initial 1H Pilot Area in order to expand the field to the west and 20 are pilot development test wells (“PDTWs”).  In addition to these wells, there are 5 wells in various stages of drilling operations.

A number of PDTWs were drilled at approximately 4 to 5 kilometer intervals to the west and south of the pilot area, with the goal of providing data to support the full extent of the large area of the northern Shouyang Block (pilot area) that contains high gas content as well as good permeability characteristics. We have begun to drill PDTWs to the east and southeast of the initial 1H Pilot Area.  Through the PDTWs we seek to determine what portion of the Shouyang Block shares the same rare combination of high permeability and high gas content discovered in the initial 1H Pilot Area.  The drilling and production testing of the P12, P18 and SYS05 wells in the east and southeast portion of the Shouyang block respectively each demonstrate that  permeability and the potential for significant gas production extend into these portions of the block.  Most significantly, the SYS05 in the southeastern portion of the block is currently maintaining a production rate in line with reserve qualification requirements.

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

We are in the process of obtaining Chinese reserve certification to support the submission of the ODP which will be filed as soon as possible.  The ODP process is progressing with the first rounds of bids for the subsurface and surface report compilation under review.  The selection of an independent Class A engineering firm to prepare the report is expected in the next several weeks.  Once the selection is made, we anticipate a quick turnaround on a first draft ODP.   A reserves area containing 99.76 km2 (24,651.23 acres) has been preliminarily approved and is awaiting final certification by the Petroleum Reserves Office of China’s Ministry of Land and Resources (MLR).  In the November 15, 2011 Shouyang PSC Modification Agreement, FEEB agreed to relinquish 35.1 km2 of this 99.76 km2 pending reserves area to CUCBM in return for CUCBM agreeing not to exercise their option to participate for 30% in the remaining 64.66 km2 (15,978 acres).  Contained within that 64.66 km2 in which we now, if approved by the MofCom, will have a 100% interest, subject only to ConocoPhillips’ ORRI, is the entirety of our current 1H Pilot Area including all producing wells currently tied into our gathering system and producing gas into the SPG pipeline under the Gas Sales Agreement.  The 64.66 km2 also contains the planned extension of our 1H Pilot Area pattern which is planned in a south and southwesterly direction.

The P8 Well drilled is contained in the acreage that will be relinquished in connection with the approval by the MofCom of the 2011 Shouyang PSC Modification Agreement.  However, assuming the 2011 Shouyang PSC Modification Agreement is approved by the MofCom, CUCBM has agreed to compensate Far East for expenses incurred in drilling the P8 Well, by drilling a parameter well on behalf of Far East in the Shouyang Block outside of the Shouyang ODP Area to the same coal seam as the P8 well, including coring, fracturing and other testing.

Qinnan Block, Shanxi Province. The exploration period of the Qinnan PSC in Shanxi Province expired on June 30, 2009, and we cannot continue our exploration activities in the Qinnan Block without an extension or a new PSC.  We are continuing to pursue an extension of the exploration period of the Qinnan PSC, but we cannot be optimistic at this time. The Company believes the underlying exploration period should be extended due to events beyond its reasonable control, namely the lengthy transfer of rights taking place from CUCBM to CNPC.  At our Chinese partner’s request, we have provided certain operational and financial information about our Company to assist them in the decision making process as to whether to recognize an extension of the exploration period in Qinnan.  CNPC has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008.  We have also provided to CNPC at their request our work plan for 2010 for the Qinnan block.  In January 2011, we received a formal notice from CNPC that it had purportedly received all Chinese approvals with respect to the transfer of CUCBM’s interest to it, and subsequently to its wholly owned affiliate CNPC.  CNPC also requested we execute a modification agreement to confirm CNPC as our Chinese partner company for the Qinnan PSC.    In negotiations with CUCBM and CNPC related to this request, we have endeavored to negotiate an assignment agreement that would reflect the transfer of interest to CNPC while CNPC and CNPC would acknowledge delays that were incurred by virtue of FEEB not having, for an extended period of time, an official Chinese partner that had the capacity or authority under the Qinnan PSC to work with us.  Because of the inability to hold a formal Joint Management Committee (“JMC”) meeting or to have the effective involvement of our Chinese partner, we believe that our efforts to continue CBM Operations in the Qinnan block have been materially hindered.  Technically, the exploration period under the Qinnan PSC expired on June 30, 2009; however, we have maintained the position that the doctrine of force majeure under the Qinnan PSC entitles us to an extension.  We continue to discuss this situation with CUCBM and CNPC, and as recently as January 2012 have submitted a notice of force majeure in accordance with the Qinnan PSC.  There can be no assurance that we will be successful in extending the exploration period of the Qinnan PSC or that a new PSC will be granted. Additionally, in connection with obtaining this extension or a new PSC, we may be required to commit to certain expenditures or to modify the terms or respective ownership interests and/or acreage in the applicable PSC.

Enhong-Laochang Area, Yunnan Province.  On January 25, 2002, we entered into a PSC (the "Yunnan PSC") with CUCBM to develop two areas in Yunnan Province: (1) the Enhong area, which covers approximately 145,198 acres (587.6 km2), and (2) the Laochang area, which covers approximately 119,338 acres (482.943 km2). During the fourth quarter of 2011, we negotiated and signed the 2011 Yunnan PSC Modification Agreement that would extend the exploration period until December 31, 2013 in exchange for the relinquishment of the 587.6 km2 in the Enhong part of the PSC contract area.  The 2011 Yunnan PSC Modification Agreement has been submitted to the MofCom and is currently awaiting approval.  Under the 2011 Yunnan PSC Modification Agreement, following expiration of the extended exploration period, we may elect to continue the process of trying to move CBM Fields into the ODP process and the development period for certain areas that are in the final stages of the reserve certification process for submission of an ODP application for governmental approval.  Any acreage that is not at or past the stage of submittal of a reserves report to CUCBM that reasonably meets the criteria for approval of reserves under PRC law will be relinquished unless the parties otherwise agree.

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

Because there are no pipelines currently in the immediate vicinity of our Yunnan Province projects, our ability to sell CBM produced on these projects to communities outside the general area will be contingent upon a gas pipeline, compressed natural gas facility or other off-take vehicle being built close to our project area.  We have learned that CNPC has undertaken a pipeline construction project with support from the Yunnan provincial government to extend the Myanmar-China natural gas pipeline to pass through the city of Kunming, then go eastward through the city of Qujing, and finally go to Guizhou Province in the east.  We believe that the construction, which would lay pipelines closer to our projects in the Yunnan Province, would help reduce the cost for CBM off-take from our projects and increase our ability to eventually deliver gas to consumers.  If CUCBM elects a 40% participating interest in Yunnan Province project, our costs would be reduced accordingly.

Further exploration and development will be the subject of our internal strategic review of our remaining Yunnan holdings to determine whether they fit within our risk profile, given our other opportunities, such as our ability to potentially move into the development phase in the Shouyang ODP Area.  We take into consideration, among other factors, our overall corporate strategy, the prospective costs and benefits of the acreage, our relationship with our Chinese partner companies and our current cash position in order to formulate an optimal strategy for the Company.  The strategy may include, but not be limited to: (i) minimal capital spending to continue holding the acreage, (ii) sell, farmout or partial farmout of the acreage, (iii) full or partial relinquishment of the acreage, or (iv) continue staged exploration of the acreage.  We have not yet concluded this review and cannot make any projection as to the likely outcome of this review.  Moreover, CUCBM will have its own view and certain outcomes will be subject to CUCBM and the MofCom approval.

We plan to continue the dewatering/test-production and we anticipate the production of more gas as the dewatering process moves forward and the interference between wells can be established, together with a reduction in the fluid-level, creating a funnel effect covering a relatively larger area of the reservoir. Recently, gas production from one of the pilot wells has remained steady at a rate around 20 Mcf (550 m3) per day, with the peak daily rate as high as 65 Mcf (1,850 m3).  Production from the pilot has continued for about twelve months; however, there can be no assurance that production will continue to increase or sustain current levels.  After initial testing, it was determined that this CBM field possesses one of the higher-rank coals in China, which means that the coal in this CBM Field contains more carbon and typically results in a much higher energy content and higher gas content.  Accordingly, the Company plans to analyze obtained data through pilot production and evaluate the performance of the reservoir, then decide whether or not to continue the pilot testing. Furthermore, in order to get proved reserves covering appropriate acreage to apply for an ODP to enter the development period, it is under consideration that more parameter wells and pre-production wells may be planned for drilling, especially in the Yuwang subblock of the Enhong-Laochang PSC project.

Production Sharing Contracts. Our operations in the Shouyang and Qinnan Blocks in Shanxi Province and the Enhong-Laochang area of Yunnan Province are conducted under three separate PSCs.  We have negotiated and signed multiple amendments with our Chinese partner to extend the exploration period under the Shouyang and Qinnan PSC.  Far East signed the 2011 Shouyang PSC Modification Agreement with CUCBM on November 15, 2011, and it was subsequently filed with the MofCom and we are currently awaiting approval.  If we receive the final governmental approvals, the 2011 Shouyang PSC Modification Agreement will become effective and the exploration period will be officially extended to at least June 30, 2013.

The 2011 Shouyang PSC Modification Agreement provides for the relinquishment of 75,736.31 acres (306.494 km2) from the Shouyang contract area. Of that relinquished acreage of 306.494 km2 (75,736.31 acres),   approximately 104 km2 is either “no coal” or extremely thin coal insofar as the No. 15 seam is concerned.    Approximately  40 km2  of additional area contiguous to that “no coal/thin coal” zone is considered “marginal” insofar as CBM potential in the No. 15 coal seam is concerned.   Additionally, 35.1 km2 out of the 306.494 km2 relinquished is part of an area of 99.76 km2 (24,651.23 acres) of preliminarily approved “Chinese reserves” area.   FEEB agreed to relinquish 35.1 km2 of this 99.76 km2 pending reserves area to CUCBM in return for CUCBM agreeing not to exercise their option to participate for 30% in the remaining 64.66 km2 (15,978 acres).  Contained within that 64.66 km2 in which we now have a 100% interest, if approved by the MofCom, subject only to ConocoPhillips’ ORRI, is the entirety of our current 1H Pilot Area including all producing wells currently tied into our gathering system and producing gas into the SPG pipeline under the Gas Sales Agreement. The 64.66 km2 also contains the planned extension of our 1H Pilot Area pattern which is planned to expand in a south and southwesterly direction.

In 2009, while we were negotiating the previous extension of the Shouyang PSC, we endeavored to seek a similar extension for the Qinnan PSC.  However, we were informed by CUCBM that their interest under the Qinnan PSC was to be transferred to CNPC or its subsidiary, PetroChina.  In the course of discussions with PetroChina, we were requested to sign an agreement whereby FEEB agreed to the transfer of CUCBM’s interest to PetroChina through CNPC.  In negotiations with CUCBM and PetroChina related to this request, we have endeavored to negotiate an assignment agreement that would reflect the transfer of interest to CNPC while CNPC and/or PetroChina would acknowledge delays that were incurred by virtue of FEEB not having, for an extended period of time, an official Chinese partner that had the capacity or authority under the Qinnan PSC to work with us.  Because of the inability to hold a formal Joint Management Committee ("JMC") meeting or to have the effective involvement of our Chinese partner, we believe that our efforts to continue CBM Operations in the Qinnan block have been materially hindered.  Technically, the exploration period under the Qinnan PSC expired on June 30, 2009; however, we have maintained the position that the doctrine of force majeure under the Qinnan PSC entitles us to an extension.  We continue to discuss this situation with CUCBM and PetroChina, and as recently as January 2012 have submitted a notice of force majeure in accordance with the Qinnan PSC.

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

The development period as to any CBM Field in the Shanxi Province will begin after the approval of the  ODP for any such CBM Field. In connection with the 2011 Shouyang PSC Modification Agreement, CUCBM has agreed to waive its right to any participating interest share in approximately 64.66 km2 or 15,977.833 acres of the Shouyang ODP Area and it has elected to currently exercise its option to receive a 30% participating interest in any other CBM Field that is developed in the Shouyang contract area.  Thus, if approved by the MofCom, Far East will be entitled to a 100% participating interest share in the entirety of its 1H Pilot Area (subject to ConocoPhillips’ ORRI).

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

 We have fulfilled our previous obligations under the exploration period of the original Shouyang and Qinnan PSCs.  As discussed above, we have suspended CBM Operations in Qinnan pending resolution and completion of the transfer of CUCBM's interest in the Qinnan PSC to PetroChina via CNPC, however, there are no outstanding work obligations for the expired exploration period in Qinnan.  We have completed the minimum work obligations under the Shouyang PSC.  If approved by the MofCom, the 2011 Shouyang PSC Modification Agreement would require Far East to drill as many as 38 additional wells, spending at least $15.8 million (100,000,000 RMB).

Results of Operations

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011:

We commenced sales of CBM natural gas in the second quarter of 2011.  Revenue from gas sales during the quarter ended March 31, 2012 was $0.3 million.  Total gas sales volume for the period was 54 MMcf.  Our natural gas sale price was $6.51 per Mcf for the quarter on the average exchange rate of the quarter.  The average sale price included Chinese government and Shanxi provincial subsidies of $1.12 per Mcf.

The table below sets out major components of our expenditures (in thousands):

	Three months ended March 31,
	2012	2011
Additions to Oil and Gas Properties (capitalized)
- Shouyang Block, Shanxi Province (1)	$940	$4,128
Exploration Expenditures (expensed)
- Shouyang Block, Shanxi Province	999	1,083
- Qinnan Block, Shanxi Province	115	121
- Yunnan Province	295	471
- Total	1,409	1,675
Lease Operating Expenditures (expensed)
- Shouyang Block, Shanxi Province	1,666	732
- Qinnan Block, Shanxi Province	2	-
- Total	1,668	732

Total Exploration and Operating Expenditures	$4,017	$6,535

General and Administrative Expenses	$2,779	$2,108

(1)	Capitalized in the Consolidated Balance Sheets.

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

The table below sets out the operating expenses in the Consolidated Statements of Operations for the three-month periods ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011
Exploration costs	$1,409	$1,675
Lease operating expense	1,668	732
General and administrative	2,779	2,108
Depreciation, depletion and amortization	358	56
Total	$6,214	$4,571

The table below sets out components of exploration costs for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011
Technical personnel compensation	$95	$197
PSC related payments	263	239
Contract drilling & related expenses	1,051	1,239
Total	$1,409	$1,675

Exploration costs for the three months ended March 31, 2012 decreased $0.3 million due primarily to a decrease in contract and drilling related expenses.

The table below sets out components of lease operating expense ("LOE") for the three-month periods ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011
Pumping Related Costs	$1,338	$622
Workovers	167	68
Supervision	163	42
Total	$1,668	$732

LOE for the three months ended March 31, 2012 was comprised of costs pertaining to the production and dewatering efforts in the Shouyang and Qinnan Blocks in Shanxi Province.  LOE for the three months ended March 31, 2012 increased $0.9 million, due primarily to an increase in production costs, including an increase in the number of wells operating and the addition of compression costs for gas delivery.

General and administrative ("G&A") expenses for the three months ended March 31, 2012 increased $0.7 million due primarily to increases in payroll related expenses of $0.3 million, legal fees of $0.2 million, and professional services of $0.2 million. These increases were partially offset by a decrease in travel of $0.1 million.

Capital Resources and Liquidity. Although gas sales under the Gas Sales Agreement commenced in the first quarter of 2011, our primary source of cash flow has been cash proceeds from public offerings and private placements of our common stock and warrants to purchase our common stock, the exercise of warrants and options to purchase our common stock, and proceeds received from the closing of the Facility Agreement.

The Facility Agreement provides for a $25 million credit facility to be used for project costs with respect to the Shouyang Block, finance costs and other general corporate purposes approved by SCB.   At March 31, 2012, the total amount drawn under the Facility Agreement was $20 million and the related accrued interest was $0.2 million.

Work Program Funding. Our current work programs would satisfy the minimum exploration expenditures for our Shouyang and Yunnan PSCs for 2012.  With respect to the Qinnan PSC, we have halted activities on the Qinnan Block pending regulatory approval or denial.  Management may seek to secure capital by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets, by obtaining debt, project or equity-related financing.  However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through debt, project or equity- related financing.  In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt, project or equity-related financing are uncertain and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  In particular, any transfer of our rights under the PSCs will require the approval of our Chinese partner company and the MofCom.  There can be no assurance that the Chinese authorities will provide the approvals necessary for the consummation of a transaction or transfer.  There can be no guarantee of future success in capital acquisition, fundraising or exploration success or that we will realize the value of our unproved oil and gas properties.  Based on our planned work programs, if we do not secure additional capital, or enter into an agreement with a strategic partner, we believe that the funds currently available to us should provide sufficient cash to fund our planned expenditures under the Shouyang PSC and other minimum operating costs through the end of September 2012 or if necessary such funds could provide sufficient cash to last through the end of 2012 if the slow pace of drilling continues and other steps are taken to preserve cash.  Our ability to continue as a going concern depends upon our ability to obtain substantial funds for use in our development activities and upon the success of our planned exploration and development activities. There can be no guarantee of future capital acquisition, fundraising or exploration success or that we will realize the value of our unproved oil and gas properties. However, in addition to revenue generation from the sale of CBM gas, management believes that we will continue to be successful in securing additional capital necessary to allow us to continue as a going concern.

Our capital resources and planning can be impacted by fluctuations in the U.S. Dollar and Chinese RMB exchange rate as well as inflation in these countries.  For further discussion of these risks, see Item 3. "Quantitative and Qualitative Disclosures About Market Risk."

Cash Flows.  As of March 31, 2012, our balance in cash and cash equivalents was $13.8 million, a decrease of $9.5 million from the balance of $23.3 million as of December 31, 2011.  The decrease was due primarily to $7.9 million cash used by operating activities and $3.7 million used by investing activities offset by a $2.1 million draw from the credit facility.

Cash used in operating activities for the three months ended March 31, 2012 was $7.9 million as compared to cash used in operating activities for the same period in 2011 of $3.1 million.  The increase in cash used in operating activities was due primarily to an increase in cash G&A expenses of $0.7 million, an increase in LOE pumping related costs of $0.9 million and a $3.5 million change in working capital.

Cash used in investing activities for the three months ended March 31, 2012 was $3.7 million as compared to $7.5 million for the same period in 2011.  The decrease was primarily due to a decrease in additions to oil and gas properties of $3.6 million.

Cash provided by financing activities for the three months ended March 31, 2012 was $2.1 million as a result of a draw on the Credit Facility in January 2012.  Cash provided by financing activities for the three months ended March 31, 2011 was $16.7 million as a result of the sale of 34.9 million shares of our common stock.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected effects on our business or operations.  Actual results could differ materially from those projected in such forward-looking statements.  Factors that could cause actual results to differ materially from those projected in such forward-looking statements include:  the preliminary nature of well data, including permeability and gas content; our Chinese partner companies or the MofCom may require certain changes to the terms and conditions of our PSCs in conjunction with their approval of any extension of the exploration period of the PSCs, including a relinquishment of acreage; there can be no assurance as to the volume of gas that is ultimately produced or sold from our wells; the MofCom failure to approve the extension of the 2011 Shouyang PSC Modification Agreement by May 28, 2012 could result in the early termination of the Facility Agreement; the fracture stimulation program may not be successful in increasing gas volumes; we may be unsuccessful in obtaining additional capital, whether through a strategic transaction or through debt, project or equity-related financing; due to limitations under Chinese law, we may have only limited rights to enforce the Gas Sales Agreement; our lack of operating history; limited or potentially inadequate ability to refinance or  repay the outstanding amounts owed under the Facility Agreement; limited and potentially inadequate management of our cash resources; additional wells may not be drilled, or if drilled may not be timely; the pipelines currently under consideration may not be constructed, or if constructed may not be timely, or their routes may differ from those currently anticipated; the pipeline and local distribution/compressed natural gas companies may decline to purchase or take our gas, or the timing of any definitive agreement may take longer than anticipated and the terms may not be as advantageous as expected; risk and uncertainties associated with exploration, development and production of CBM; proved reserves may not be reported in a timely manner or at all and, if reported, may be smaller than anticipated; our inability to extract or sell all or a substantial portion of our estimated reserves and other resources; expropriation and other risks associated with foreign operations; disruptions in capital markets affecting fundraising; matters affecting the energy industry generally; lack of availability of oil and gas field goods and services; environmental risks; drilling and production risks; changes in laws or regulations affecting our operations, as well as other risks described in our 2011 Annual Report and subsequent filings with the Securities and Exchange Commission.

When you consider these forward-looking statements, you should keep in mind these factors, the risk factors set forth in our 2011 Annual Report and this Quarterly Report on Form 10-Q under "Item 1A. Risk Factors" and in other filings with the SEC and the other cautionary statements in this Quarterly Report on Form 10-Q. Our forward-looking statements speak only as of the date made. All subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in Chinese RMB and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. Prior to July 2005, the exchange rate between U.S. Dollars and Chinese RMB was fixed, and, consequently, we experienced no fluctuations in the value of goods and services we purchased in China because of currency exchange.  In July 2005, the Chinese government began to permit the Chinese RMB to float against the U.S. Dollar.  All of our costs to operate our Chinese offices are paid in Chinese RMB.  Our exploration costs in China may be incurred under contracts denominated in Chinese RMB or U.S. Dollars.  During the first quarter of 2012, the U.S. Dollar ($) to Chinese RMB (¥) remained steady at an exchange rate of about $1 to ¥6.30.  If the Chinese RMB appreciates with respect to the U.S. Dollar, our costs in China may increase.  To date we have not engaged in hedging activities to hedge our foreign currency exposure.  In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.  To date we have not engaged in hedging activities to hedge our foreign currency exposure.  In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.  If the exchange rate increased by 10%, it is estimated that our costs would be approximately $0.7 million lower for the first quarter of 2012.  If the exchange rate were 10% lower during the first quarter of 2012, our costs would increase by approximately $0.9 million.

Although inflation has not materially impacted our operations in the recent past, increased inflation in China or the U.S. could have a negative impact on our operating and general and administrative expenses, as these costs could increase.  In the last couple of years, we have increased our use of Chinese suppliers, including drilling contractors that are paid in RMB.  In 2010, 2011 and the first three months of 2012, China did not experience any significant inflation.  In the future, inflation in China may result in higher minimum expenditure requirements under our PSCs if our Chinese partner companies adjust these requirements for inflation.  The actual inflationary impact on the Company may also be exacerbated by the increasing demand for goods and services in the oil and gas industry.  A material increase in these costs as a result could adversely affect our operations and, if there are material changes in our costs, we may seek to obtain additional funds earlier than anticipated.

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

0BPART II  OTHER INFORMATION

FAR EAST ENERGY CORPORATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A - "Risk Factors" in our 2011 Annual Report, which could materially affect our business, financial condition, or future results.  The risks described in our 2011 Annual Report are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Relating to Our Business

We must obtain additional capital in order to continue our operations.

On November 20, 2011, FEEB, as borrower, entered into a $25 million credit facility with Standard Chartered Bank (“SCB”) as lender, and the Company as guarantor, the proceeds of which would be used for project costs, finance costs and other corporate purposes approved by SCB.  At March 31, 2012, the total amount drawn under the Facility Agreement was $20 million and the related accrued interest was $0.2 million.  Additionally, although we commenced gas sales under the Gas Sales Agreement in the first quarter of 2011 and production increased in the second quarter and remained steady in the third quarter, we are not able to predict exactly when we will recognize significant revenues.  We expect to experience operating losses and negative cash flow until production levels in the Shouyang Block increase significantly.

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

In 2011, we agreed and signed modification agreements for the Yunnan and Shouyang PSCs.  Such modification agreements have been submitted to the MofCom for approval, however, they have not yet been approved and the applications could be rejected or modifications could be required to the commercially agreed upon terms.  The extensions to the exploration periods from earlier modification agreements for the Shouyang area of Shanxi Province and the Enhong and Laochang areas of Yunnan Province expired on June 30, 2011. While we are confident that the 2011 Shouyang and Yunnan Modification Agreements, as executed between the Company and CUCBM, will be approved by MofCom, there can be no guarantee in this regard.  The exploration period of the Qinnan PSC in Shanxi Province expired on June 30, 2009, and we cannot continue our exploration activities in the Qinnan Block without an extension or a new PSC.  We are continuing to pursue an extension of the exploration period of the Qinnan PSC and have asserted claims of force majeure pursuant to the terms of the PSC, but we cannot be optimistic at this time. The Company believes the underlying exploration period should be extended due to events beyond its reasonable control, namely the lengthy transfer of rights taking place from CUCBM to CNPC's wholly owned subsidiary PetroChina.  At CNPC’s request, we have provided certain operational and financial information about our Company to assist them in the decision making process as to whether to recognize an extension of the exploration period in Qinnan.  CNPC has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008.  We have also provided to CNPC at their request our work plan for 2010 for Qinnan.  In January 2011, we received a formal notice from CNPC that it has purportedly received all Chinese approvals with respect to the transfer and has requested that we execute a modification agreement to confirm PetroChina as our Chinese partner company for the Qinnan PSC, as a direct assignee from CNPC.  In negotiations with CUCBM and PetroChina related to this request, we have endeavored to negotiate an assignment agreement that would reflect the transfer of interest to CNPC, while CNPC and or PetroChina would acknowledge delays that were incurred by virtue of FEEB not having, for an extended period of time, an official Chinese partner that had the capacity or authority under the Qinnan PSC to work with us.  Because of the inability to hold a formal Joint Management Committee ("JMC") meeting or to have the effective involvement of our Chinese partner, we believe that our efforts to continue CBM Operations in the Qinnan block have been materially hindered.  Technically, the exploration period under the Qinnan PSC expired on June 30, 2009; however, we have maintained the position that the doctrine of force majeure under the Qinnan PSC entitled us to an extension.  We continue to discuss this situation with CUCBM and PetroChina, and as recently as January 2012 have submitted a notice of force majeure in accordance with the Qinnan PSC.  There has been no formal acknowledgment of our claim of force majeure or our efforts to finalize the transfer agreement from CUCBM to PetroChina.  There can be no assurance that we will be successful in extending the exploration period of the Qinnan PSC or that a new PSC will be granted, and we cannot be optimistic at this time. Additionally, in connection with obtaining this extension or a new PSC, we may be required to commit to certain expenditures or to modify the terms or respective ownership interests and/or acreage in the applicable PSC. However, if we are unable to secure sufficient funds to commit to these expenditures, it may adversely affect our ability to extend the Qinnan PSC.

We have a limited source of revenue.

We will not generate material revenues from our existing properties until we have successfully completed exploration and development, and started meaningful production of CBM.  Although we commenced sales under the Gas Sales Agreement in the early first quarter of 2011, and production increased in the second quarter and remained steady, we are not able to predict exactly when we will recognize significant revenues.  SPG has completed its pipeline, which runs within 2 kilometers of our 1H Pilot Area and is being used to transport CBM sold pursuant to the Gas Sales Agreement.  The in-field gathering system and compression equipment were connected to the pipeline in early January 2011.  After testing and commissioning of equipment related to our first stage compressor sites was completed, formal gas flow and sales re-commenced in mid-March 2011.   Additionally, no facilities exist to transport or process CBM near our Yunnan Province projects.  Our ability to realize revenues from any producing wells may be impaired until these pipelines or facilities are built out or arrangements are made to deliver our production to market.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Withholdings and Subsequent Cancellations of Equity Securities

Column (a) in the tabulation below indicates shares which were withheld by us to satisfy tax withholding obligations that arose upon the vesting of shares of nonvested stock (also commonly referred to as restricted stock) during the first quarter of 2012.  Once withheld, these shares were cancelled and removed from the number of outstanding shares.  Currently, the Company does not have a share repurchase plan.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
January 2011	7,662	$0.67	-	-
February 2011	7,500	0.69	-	-
April 2011	-	-	-	-
Total	15,162	$0.68	-	-

ITEM 6.	EXHIBITS

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

Date: May 7, 2012

INDEX OF EXHIBITS

Exhibit Number	Description
3.1
Articles of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 17, 2005, and incorporated herein by reference).
31.1 †	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 †	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
32.2**	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
_____________
**	Furnished herewith
†	Filed herewith