Form 10-Q
period 2012-06-30
FAR EAST ENERGY CORP
filed 2012-08-07
CIK 1124024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
832-598-0470
(Registrant’s telephone number, including area code)

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Number of shares outstanding of  the issuer’s common stock as of  July 31, 2012.

UTitle of each classU	UNumber of sharesU
Common Stock, par value $0.001 per share	344,785,689

FAR EAST ENERGY CORPORATION
(A Development Stage Company)

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FAR EAST ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$7,506	$23,263
Accounts receivable	891	689
Inventory	500	541
Prepaid expenses	188	373
Deposits	676	543
Other current assets	15	19
Total current assets	9,776	25,428

Property and equipment
Oil and gas properties, successful efforts method:
Proved properties	68,904	66,361
Unproved properties	1,899	1,899
Other property and equipment	2,244	2,071
Total property and equipment	73,047	70,331
Less accumulated depreciation, depletion and amortization	(2,332)	(1,602)
Total property and equipment, net	70,715	68,729

Deferred financing costs	630	1,440
Other long-term assets	374	216
Total assets	$81,495	$95,813

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$9,564	$11,400
Accrued liabilities	11,582	13,562
Short-term debt	20,300	17,870
Total current liabilities	41,446	42,832

Asset retirement and environmental obligations	794	739

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.001 par value, 500,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 344,785,689 and 342,103,218 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	345	342
Additional paid-in capital	175,375	174,317
Unearned compensation	(1,319)	(792)
Accumulated deficit	(135,146)	(121,625)
Total stockholders’ equity	39,255	52,242
Total liabilities and stockholders’ equity	$81,495	$95,813

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues:
Gas sales	$268	$191	$494	$214
Other, net	84	59	155	67
	352	250	649	281
Operating expenses:
Exploration costs	1,401	1,307	2,810	2,981
Lease operating expense	1,257	684	2,925	1,416
General and administrative	2,648	2,386	5,427	4,495
Depreciation, depletion and amortization	419	73	777	129
Total operating expenses	5,725	4,450	11,939	9,021
Operating loss	(5,373)	(4,200)	(11,290)	(8,740)
Other income (expense):
Interest expense	(1,213)	(65)	(2,289)	(263)
Interest income	10	2	11	3
Foreign currency transaction loss	93	(197)	47	(379)
Total other income	(1,110)	(260)	(2,231)	(639)
Loss before income taxes	(6,483)	(4,460)	(13,521)	(9,379)
Income taxes	-	-	-	-
Net loss	$(6,483)	$(4,460)	$(13,521)	$(9,379)

Comprehensive loss	$(6,483)	$(4,460)	$(13,521)	$(9,379)

Net loss per share:
Basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	344,641	342,212	344,306	342,116

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands Except Share Data)
(Unaudited)

	Common Stock		Additional		Deficit Accumulated During the	Total
	Number of	Par	Paid-In	Unearned	Development	Stockholders’
	Shares	Value	Capital	Compensation	Stage	Equity

For the Six Months Ended June 30, 2012

Balance at December 31, 2011	342,103,218	$342	$174,317	$(792)	$(121,625)	$52,242
Net loss	-	-	-	-	(13,521)	(13,521)
Nonvested shares issued	2,707,500	3	867	(527)	-	343
Nonvested shares withheld for taxes	(25,029)	-	(5)	-	-	(5)
Stock options issued	-	-	196	-	-	196
Balance at June 30, 2012	344,785,689	$345	$175,375	$(1,319)	$(135,146)	$39,255

For the Six Months Ended June 30, 2011

Balance at December 31, 2010	291,202,928	$291	$149,378	$(167)	$(100,380)	$49,122
Net loss					(9,379)	(9,379)
Common shares issued	34,880,599	35	16,696	-	-	16,731
Stock issued for note conversion	14,315,789	14	6,786	-	-	6,800
Nonvested shares issued	1,859,800	2	1,086	(847)	-	241
Nonvested shares withheld for taxes	(49,232)	-	(28)	-	-	(28)
Stock options issued	-	-	210	-	-	210
Balance at June 30, 2011	342,209,884	$342	$174,128	$(1,014)	$(109,759)	$63,697

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
 (Unaudited)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(13,521)	$(9,379)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion, depreciation and amortization	777	129
Amortization of deferred financing costs	1,198	73
Share-based compensation	539	451
Changes in components of working capital:
Accounts receivable	(356)	(295)
Inventory	41	(129)
Prepaid expenses	185	(71)
Deposits	(133)	(2)
Accounts payable and accrued liabilities	(1,502)	926
Loss on sale of assets	-	-
Other, net	(5)	(28)
Net cash used in operating activities	(12,777)	(8,325)

Cash flows from investing activities:
Additions to oil and gas properties in China	(4,849)	(10,946)
Additions to other properties	(173)	-
Sales of other fixed assets	-	(300)
Net cash used in investing activities	(5,022)	(11,246)

Cash flows from financing activities:
Net proceeds from credit facility	2,042	-
Net proceeds from sale of common stock	-	16,731
Net cash provided by financing activities	2,042	16,731

Net increase (decrease) in cash and cash equivalents	(15,757)	(2,840)
Cash and cash equivalents--beginning of period	23,263	27,760
Cash and cash equivalents--end of period	$7,506	$24,920

Supplemental cash flow information:
Interest paid	$1,072	$-

Noncash investing and financing transactions:
Common stock issued to convert notes payable	$-	$6,800
Asset retirement and environmental obligations	$10	$-

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Business, Basis of Presentation and Significant Accounting Policies

Business.  We were incorporated in the state of Nevada on February 4, 2000, and on January 10, 2002, we changed our name to Far East Energy Corporation (“FEEC”).  The terms “we,” “us,” “our,” “the Company” and “our company” refer to FEEC and its subsidiaries.  References to “common stock” refer to the common stock of FEEC.  References to “FEEB” refer to Far East Energy (Bermuda), Ltd., our principal operating subsidiary.  We are an independent oil and gas company.  FEEC, together with its subsidiaries, engages in the acquisition, exploration and development of coalbed methane gas (“CBM”) properties solely in the People’s Republic of China (“PRC”).  Prior to December 31, 2011, we were classified as a development stage company and our activities were principally limited to the drilling, testing, and completion of exploratory and pilot development CBM wells, together with other organizational activities.  As of December 31, 2011, we received our first independent, third party reserve report (the “Reserve Report”) .  The Reserve Report provided an estimate of our proved, probable and possible reserves as of December 31, 2011 as determined in accordance with the applicable Securities and Exchange Commission (“SEC”) definitions and regulations.  We have progressed from the development stage status due to the quantity of estimated proved reserves and our generation of gas sales revenues.

The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented.

Basis of Presentation.  The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to those rules and regulations.  The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Management believes that the information and disclosures provided herein are adequate to present fairly the consolidated financial position, results of operations and cash flows of the Company. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 ("2011 Annual Report").

Reclassification.  Certain reclassifications have been made to the consolidated statement of operations for the three and six months ended June 30, 2011 to be consistent with the 2012 presentation.

Recently Issued Accounting Standards and Developments.  There were no recent accounting pronouncements at June 30, 2012 that materially affected our company.

2.  Liquidity and Realization of Assets

All of our reserves are located in Shanxi Province, China.  At December 31, 2011, our estimated net proved and net probable reserves were 54.6 million cubic feet (“MMcf”) and 379.6 MMcf of natural gas, respectively.  At December 31, 2011, the standardized measure of our future net cash flows, discounted at 10 percent per annum, relating to our proved natural gas reserves was $65.4 million.

In 2010, China United Coalbed Methane Corporation, Ltd. (“CUCBM”), our Chinese partner company for the production sharing contract governing CBM production activities on the approximately 418,500 acres in the Shouyang block of Shanxi Province (the “Shouyang PSC”) and Shanxi Province Guoxin Energy Development Group Limited (“SPG”) executed a gas sales agreement (the “Gas Sales Agreement”), to which we are an express beneficiary, to sell CBM produced in the CBM field (the “Shouyang Field”) governed by the Shouyang PSC.   Gas sales under the Gas Sales Agreement commenced in the first quarter of 2011.   As of June 30, 2012, gas sale proceeds to be collected amounted to $891,000, and was recorded in Accounts Receivable. We have funded our exploration and development activities primarily through sales of natural gas, the sale and issuance of common stock and proceeds received from the closing of the Facility Agreement (as defined below). In September 2009, the Company filed with the SEC a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) for the offer and sale, from time to time, of up to $75 million of the Company’s debt and equity securities.  The amount remaining available under the Shelf Registration Statement at July 31, 2012 was approximately $9.0 million.

On November 28, 2011, FEEB entered into a Facility Agreement, as borrower, with Standard Chartered Bank (“SCB”), as lender, and the Company, as guarantor (the “Facility Agreement”).  The Facility Agreement provides for a $25 million credit facility, the proceeds of which would be used for project costs with respect to the Shouyang Area in Shanxi Province, China, as well as for finance costs and for general corporate purposes approved by SCB.  The Facility Agreement had an initial 9-month term ending August 28, 2012, which may be extended by three months upon satisfaction of certain other conditions. On May 23, 2012, we announced that we had entered into an amendment to our credit agreement with SCB that, among other things, extended the date upon which we are required to provide SCB with evidence of approval by PRC’s Ministry of Commerce of the People’s Republic of China (“MofCom”) of the modification agreement to the Shouyang PSC (the “Shouyang Modification Agreement”). The amendment extended the deadline to August 28, 2012 from May 30, 2012.  On July 5, 2012, we received notification that we had obtained MofCom approval of the Shouyang Modification Agreement. On July 25, 2012, we announced that we had drawn down an additional $2.6 million, as permitted by the Facility Agreement and extended the term of the Facility Agreement by three months, which resulted in a current term ending date of November 28, 2012.  See Note 3 – Facility Agreement.

Our current work programs would satisfy the minimum exploration expenditures for our PSCs for Shouyang and Yunnan for 2012.  With respect to production sharing contract governing CBM production activities on the approximately 573,000 acres in the Qinnan block of Shanxi Province (the “Qinnan PSC”), we have halted activities on the Qinnan block pending resolution of whether or not its exploration period will be extended or the right to extend the exploration period will be denied.

Management may seek to secure capital by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets, by obtaining additional debt, project or equity-related financing.  However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through additional debt, project or equity-related financing. In addition, the terms and conditions of any potential strategic relationship or transaction or of any project financing are uncertain, and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price.  Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer.  There can be no guarantee of future capital acquisition, fundraising or exploration success or that we will realize the value of our unproved oil and gas property costs.  Based on our planned work programs, which include an accelerated pace of drilling in 2012, if we do not secure additional capital and without accounting for any positive cash flow generated from our drilling program, we believe that the funds currently available to us should provide sufficient cash to fund our planned expenditures under the Shouyang PSC and other minimum operating costs through the end of September 2012. If necessary such funds could provide sufficient cash into the fourth quarter of 2012 if we pursue a slower pace of drilling and other steps are taken to preserve cash.

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

Our ability to continue as a going concern depends on our ability to obtain substantial funds for use in our development activities and upon the success of our planned exploration and development activities.  There can be no guarantee of future capital acquisition, fundraising or exploration success or that we will realize the value of our unproved exploratory well costs. However, in addition to revenue generation from the sale of CBM, we believe that we will continue to be successful in securing the additional capital necessary to continue as a going concern.

3.  Facility Agreement

On November 28, 2011, FEEB entered into the Facility Agreement, as borrower, with SCB, as lender, and the Company, as guarantor.  The Facility Agreement provides for a $25 million credit facility, the proceeds of which would be used for project costs with respect to the Shouyang Area in Shanxi Province, China, as well as for finance costs and for general corporate purposes approved by SCB.  The Agreement had an initial 9-month term ending August 28, 2012, with an option upon the satisfaction of certain conditions to extend the term for an additional three months.   Loans under the Facility Agreement incurred interest at LIBOR plus a margin rate of 9.5% during the initial period and 10.0% thereafter, and mandatory costs, if any, to compensate SCB for certain Hong Kong regulatory compliance costs.  At June 30, 2012, the total amount drawn under the Facility Agreement was $20.3 million and the related accrued interest was $0.2 million.  In connection with and as security for the Facility Agreement, FEEB and/or the Company entered into certain other ancillary agreements dated November 28, 2011, including a Share Pledge Agreement, an Account Charge Agreement, an Assignment of Shareholder Loans and a Subordination Agreement (the “Ancillary Agreements”).  Under the Ancillary Agreements, the Company pledged its shares in FEEB and granted a security interest in certain intercompany debt to SCB, and FEEB granted a security interest in certain  bank accounts to SCB.  On May 23, 2012, we announced that we had entered into an amendment to our Facility Agreement with SCB that, among other things, extended the date upon which we are required to provide SCB with evidence of approval by MofCom of the Shouyang Modification Agreement.  The amendment extended the deadline to August 28, 2012 from May 30, 2012.  On July 5, 2012, we received notification that we had obtained MofCom approval of the Shouyang Modification Agreement. On July 25, 2012, we announced that we had drawn down an additional $2.6 million as permitted by the Facility Agreement and extended the term of the Facility Agreement by three months, which resulted in a current term ending date of November 28, 2012.  See Footnote 11 – Subsequent Events.

The Company incurred approximately $2.0 million in financing costs in connection with entering into and amending the Facility Agreement.  The costs related to the Facility Agreement were capitalized as deferred financing costs and amortized over the term of the Facility Agreement.  The effective interest rate, including amortization of financing cost and commitment fee,  for the Facility Agreement was 26.0% per annum as of June 30, 2012.  Amortization expense for the six months ended June 30, 2012 was approximately $1.2 million.

4.  Oil and Gas Properties

The costs associated with our oil and gas properties include the following (in thousands):

	At June 30,	At December 31,
	2012	2011
Proved oil and gas properties	$68,904	$66,361

Unproved leasehold costs	275	275
Unproved oil and gas properties	1,624	1,624
Total unproved oil and gas properties	1,899	1,899
Accumulated depreciation, depletion and amortization	(1,314)	(744)

Total oil and gas properties, net	$69,489	$67,516

Unproved Leasehold Costs.  Unproved leasehold costs are composed of amounts we paid to MofCom and CUCBM pursuant to the production sharing contract governing CBM production activities on the approximately 119,340 acres in Yunnan Province (the “Yunnan PSC”) we entered into in 2002.

Unproved Oil and Gas Properties. Unproved oil and gas property costs include only suspended well costs which are direct exploratory well costs pending determination of whether proved reserves have been discovered. Accounting guidance regarding capitalization of suspended well costs is provided by FASB ASC Topic 932.  FASB ASC Topic 932 addresses whether there are circumstances under the successful efforts method of accounting for oil and gas producing activities that would permit the continued capitalization of exploratory well costs beyond one year, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are under way or firmly planned for the near future.  Capitalization of costs should be continued beyond one year in cases where reserves for the project are not yet proven, but the Company demonstrates sufficient continuing progress toward assessing those reserves.  For the capitalized costs at June

30, 2012, our assessment indicated that our current work programs demonstrated our efforts in making sufficient continuing progress toward assessing the reserves in the areas for which the costs were incurred. Therefore, we have continued to capitalize these costs.

The following table reflects the net changes in capitalized exploratory well costs for the six months ended June 30, 2012 (in thousands):

At June 30,
2012
Beginning balance at January 1	$1,624
Additions to unevaluated exploratory well costs pending the determination of proved reserves	-
Reclassifications of wells, facilities, and equipment based on the determination of proved reserves	-
Unevaluated exploratory well costs charged to expense	-
Ending balance at June 30	$1,624

At June 30, 2012, the Company had costs of $1.6 million capitalized for exploratory wells for a period of greater than one year after the completion of drilling.  The costs are associated with three wells in one project, which is located in the Shouyang block of Shanxi Province.  Three wells were drilled between 2009 and 2011.

5.  Asset Retirement and Environmental Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment at June 30, 2012 (in thousands):

At June 30,
2012
Carrying amount at beginning of period	$739
Liabilities incurred	10
Liabilities settled	-
Accretion expense	45
Revisions	-
Carrying amount at end of period	$794

Current portion	$-
Noncurrent portion	$794

6.  Other Fixed Assets

Other fixed assets, net include the following (in thousands):

	At June 30,	At December 31,
	2012	2011
Other fixed assets	$2,244	$2,071
Accumulated depreciation	(1,018)	(858)
Other fixed assets, net	$1,226	$1,213

Other fixed assets include leasehold improvements, equipment and furniture.  Depreciation expense for the six-month periods ended June 30, 2012 and 2011 were approximately $160,000 and $96,000, respectively.  Depreciation expense for the three-month periods ended June 30, 2012 and 2011 were approximately $82,000 and $55,000, respectively.

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

Shouyang Production Sharing Contract.   We are the operator under the Shouyang PSC to develop the Shouyang block in Shanxi Province.    The term of the Shouyang PSC consists of an exploration period, a development period and a production period. During the exploration period, we hold a 100% participating interest in the properties, and we must bear all exploration costs for discovering and evaluating CBM-bearing areas.  We have negotiated and signed multiple amendments with our Chinese partner companies to extend the exploration period under our PSCs. We have entered into the Shouyang Modification Agreement and associated agreements with CUCBM. The Shouyang Modification Agreement has been approved by MofCom.  The Shouyang Modification Agreement provides a four-year extension of the exploration period for approximately 297,415 acres (approximately 1,203.6 square kilometers) from June 30, 2011 to June 30, 2015, and a two-year extension for approximately 121,080 acres (approximately 490 square kilometers) from June 30, 2011 to June 30, 2013. The Shouyang PSC expires on July 1, 2032 unless extended.

Pursuant to the Shouyang Modification Agreement and associated agreements, the Shouyang block now consists of approximately 418,500 acres (approximately 1,693.6 square kilometers) of which we operate approximately 409,825 acres (1,658.5 square kilometers). The variation between acreage covered by the Shouyang PSC and acreage operated by us is related to the fact that within the 418,500 acres (1,693.6 square kilometers), there is an approximately 24,660 acre (approximately 99.8 square kilometer) portion of the block that has recently been certified by the Chinese Ministry of Land Resources (the “MLR”) as containing Chinese proved reserves, which covers our pilot development wells located in the northern portion of the Shouyang block (the “1H Pilot Area”) and a westward extension thereof.  We elected to forego our rights to approximately 8,675 acres (approximately 35.1 square kilometers) of that Chinese reserves area, allowing CUCBM to proceed independently at its sole risk to develop this area. In return for that, CUCBM elected to forego its participation rights in approximately 15,990 acres (approximately 64.7 square kilometers) in the Chinese reserves area. We believe that this is an advantageous arrangement for us because it provides us with a 100% interest (subject to a net 3.5% overriding royalty interest held by an affiliate of ConocoPhillips) in the approximately 15,990 acre (approximately 64.7 square kilometer) area, which contains all of the wells in the 1H Pilot Area (the area of our current gas sales) and the planned expansion thereof. With respect to the remaining 393,835 acres (1,593.8 square kilometers), CUCBM maintains the right to take up to a 30% working interest, and we retain the remaining working interest in the contract area, subject to the 3.5% overriding royalty interest held by an affiliate of ConocoPhillips.

During the exploration period, the Company, as operator, must complete at least the minimum work program and seek commercial deposits of CBM that can be developed in commercially paying quantities. Under the original PSCs, operators were required to prepare pilot development work programs for discoveries worthy of further appraisal (each a “CBM Field”).  After the approval and implementation of a pilot test program in the CBM Field, the parties to the PSC were to jointly determine whether a CBM field could be commercially developed.  Under the Shouyang Modification Agreement, the concept of pilot development work programs has been replaced with a requirement for pilot testing to obtain information necessary to prepare an application for an overall development plan (“ODP”) for a particular CBM Field.  The preparation of an ODP application will require adequate reserves certified in accordance with MLR standards, as well as technical, commercial, environmental, health and safety plans demonstrating how the CBM field will be developed for the exploitation of CBM reserves located therein.  Currently, we and CUCBM are in the process of jointly preparing an ODP application for an ODP area located in the northern portion of the Shouyang block (the “SY ODP Area”).

Under the Shouyang Modification Agreement, following expiration of the extended exploration periods, we may elect to continue the process of trying to convert portions of the Shouyang block into Chinese reserve areas in order to transition these areas into the ODP certification process.  Any acreage that is not at or past the stage of submittal of a reserve report that reasonably meets the criteria for MLR reserve certification will be relinquished unless the parties agree otherwise.

The development period as to any portion of the Shouyang block will begin after the date of commencement or commercial production of CBM with respect to that area.  Any CBM produced and marketed prior to the approval of an ODP is deemed to occur during the development period, and production is to be distributed in accordance with the parties participating interests in such CBM Field. Provided we remain in compliance with the requirements under the Shouyang PSC, the Shouyang PSC allows production to continue on a CBM field until the earlier of the end of the useful life of that area or June 30, 2032, unless extended or otherwise amended.

Under the PSCs, we have committed to satisfy certain annual minimum exploration expenditure requirements for each PSC. Our minimum exploration expenditure requirement for each block is based on the minimum exploration expenditure requirements of CUCBM established by the MLR, subject to such additional commitments as we deem reasonably necessary and appropriate in light of negotiations to extend the underlying exploration periods of the PSCs. The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by each PSC. The annual minimum exploration expenditure requirement is approximately $2.9 million for the Shouyang PSC, based on the currency exchange rate between the U.S.  Dollar to the Chinese Renminbi (“RMB”) as of June 30, 2012.  Pursuant to the Shouyang Modification Agreement, the portion of the exploration expenditures which exceeds the current year’s minimum exploration expenditure requirement can no longer be carried forward for the satisfaction of the subsequent year’s minimum requirement. Under the Shouyang PSC, we are required to pay certain fees totaling $0.5 million in 2012, which, when paid, will count toward the satisfaction of the 2012 minimum exploration expenditure requirements.  These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits.  We have completed the minimum work obligations under the Shouyang PSC. The Shouyang Modification Agreement requires us to drill as many as 38 additional wells, spending at least $15.8 million based on the currency exchange rate between the U.S. Dollar and the RMB as of June 30, 2012.

Qinnan Production Sharing Contract.  We are the operator under the Qinnan PSC to develop the Qinnan block in Shanxi Province. CUCBM is in the process of assigning the Qinnan PSC to China National Petroleum Company (“CNPC”).  The term of the Qinnan PSC consists of an exploration period, a development period and a production period. During the exploration period, we hold a 100% participating interest in the properties, and we must bear all exploration costs for discovering and evaluating CBM-bearing areas. If any CBM field is discovered, the development costs for that CBM field will be borne by us and CUCBM or CNPC (following the assignment of the PSC) in proportion to the respective participating interests. At that time, we will recover that share of the up-front exploration costs allocable to our Chinese partner company through a gradual cost recovery mechanism.  The exploration period is divided into three phases called Phase I, Phase II and Phase III.  We have completed our Phase I, Phase II and Phase III work program obligations under the PSC, and intend to continue pilot development and exploration activities in Phase III until we transfer into the development period.

The exploration period of the Qinnan PSC in Shanxi Province expired on June 30, 2009, and we cannot continue our exploration activities in the Qinnan block without an extension of the exploration period or a new PSC. We are continuing to pursue an extension of the exploration period of the Qinnan PSC, but we cannot be optimistic at this time. We believe that the underlying exploration period should be extended due to events beyond our reasonable control, namely the lengthy transfer of rights taking place from CUCBM to CNPC. At our Chinese partner company’s request, we have provided certain operational and financial information to assist them in the decision making process as to whether to recognize an extension of the exploration period in Qinnan. PetroChina has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008. We have also provided to PetroChina, at their request, our work plan for 2010 for Qinnan.  In January 2011, we received a formal notice from CNPC that it has purportedly received all Chinese approvals with respect to the transfer of CUCBM’s interest to it, and subsequently to its wholly owned affiliate PetroChina. CNPC also requested we execute a modification agreement to confirm PetroChina as our Chinese partner company for the Qinnan PSC. In negotiations with CUCBM and PetroChina related to this request, we have endeavored to negotiate an assignment agreement that would reflect the transfer of interest to CNPC while CNPC and PetroChina would acknowledge delays that were incurred by virtue of us not having, for an extended period of time, an official Chinese partner company that had the capacity or authority under the Qinnan PSC to work with us.  Because of the inability to hold a formal joint management committee (“JMC”) meeting or to have the effective involvement of our Chinese partner company, we believe that our efforts to continue CBM operations in the Qinnan block have been materially hindered.  Technically, the exploration period under the Qinnan PSC expired on June 30, 2009; however, we have maintained the position that the doctrine of force majeure under the Qinnan PSC entitled us to an extension of the exploration period.  We continue to discuss this situation with CUCBM and PetroChina, and as recently as January 2012, have submitted a notice of force majeure in accordance with the Qinnan PSC.  There can be no assurance that we will be successful in extending the exploration period of the Qinnan PSC or that a new PSC will be granted.  Additionally, in connection with obtaining this extension or a new PSC, we may be required to commit to certain expenditures or to modify the terms or respective ownership interests and/or acreage in the applicable PSC.

Under the Qinnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements.  As with the Shouyang PSC, our minimum exploration expenditure requirement is based on the minimum exploration expenditure requirements of CNPC established by the MLR.  The MLR sets its requirements by applying a minimum expenditure per square kilometer to the total acreage encompassed by each PSC.  The annual minimum exploration expenditure requirement under the Qinnan PSC is approximately $3.7 million in the aggregate based on the currency exchange rate between the U.S. Dollar and the RMB as of June 30, 2012.  These expenditure requirements are denominated in the RMB and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the RMB.  Because the stated expiration date for the exploration period for the Qinnan PSC occurred on June 30, 2009, and we have not yet received an extension, we have halted activities associated with the Qinnan block pending receipt of an extension, should one ultimately be granted.

Yunnan Production Sharing Contract. On January 25, 2002, we entered into the Yunnan PSC to develop two areas in Yunnan Province: (1) the Enhong area, which covers approximately 145,198 acres (587.6 square kilometers), and (2) the Laochang area, which covers approximately 119,340 acres (482.943 square kilometers). We are the operator under the Yunnan PSC. The term of the Yunnan PSC consists of an exploration period, a development period and a production period. The exploration period is divided into two phases, Phase I and Phase II. We have completed Phase I and are operating in Phase II. During the third quarter of 2009, MofCom approved a modification agreement to the Yunnan PSC, which among other provisions, extended Phase II of the exploration period from June 30, 2009 to June 30, 2011. During the fourth quarter of 2011, we signed a modification agreement to the Yunnan PSC (the “Yunnan Modification Agreement”), which was approved by MofCom on June 15, 2012 and extended the exploration period until December 31, 2013, in exchange for the relinquishment of the 145,198 acres (587.6 square kilometers) in the Enhong part of the Yunnan PSC contract area.  Under the Yunnan Modification Agreement, following expiration of the extended exploration period, we may elect to continue the process of trying to transition CBM Fields into the ODP process for certain areas that are in the final stages of the Chinese reserve certification process for submission of an ODP application for governmental approval. Any acreage that is not at or past the stage of submittal of a reserves report to CUCBM that reasonably meets the criteria for MLR reserve certification will be relinquished unless the parties otherwise agree.  The development period of any CBM field in the Yunnan PSC area will begin after the approval of an ODP. An ODP would be developed and filed jointly by us and CUCBM, seeking approval from Chinese governmental authorities, for any CBM field that we and CUCBM elect to develop.  The production period of any CBM field in the Yunnan PSC area will begin after the date of commencement of commercial production of that CBM Field. Provided that we remain in compliance with the requirements under the Yunnan PSC, production will be allowed to continue on a CBM field until the earlier of the end of the useful life of the field and January 1, 2033, unless extended or otherwise amended.  We are responsible for all exploration costs related to the Yunnan PSC, including all exploration costs for discovering and evaluating CBM-producing areas.  If any CBM field is discovered within the contract area, CUCBM will be deemed to hold a 40% participating interest in such field and we will be deemed to have a 60% participating interest, unless CUCBM elects to participate at a lower level, in which case we will retain all participating interests not taken by CUCBM and shall be responsible for development costs associated therewith.

During the exploration period, we must bear all exploration costs for discovering and evaluating CBM-bearing areas.  Our work commitment to complete Phase II consists of drilling a total of eight wells during the entire exploration period, as extended, spending at least $0.8 million (4,850,000 RMB) per year as the minimum exploration expenditure.  We plan to continue the dewatering/test-production and we anticipate the production of more gas as the dewatering process moves forward and the interference between wells can be established, together with a reduction in the fluid-level, creating a funnel effect covering a relatively larger area of the reservoir. Recently, gas production from one of the pilot wells has remained steady at a rate around 20 Mcf (550 cubic meters) per day, with the peak daily rate as high as 65 Mcf (1,850 cubic meters).  After initial testing, it was determined that this CBM field possesses one of the higher-rank coals in China, which means that the coal in this CBM field contains more carbon and typically results in a much higher energy content and higher gas content.  Accordingly, the Company plans to analyze obtained data through pilot production and evaluate the performance of the reservoir, then decide whether or not to continue the pilot testing. Furthermore, in order to get proved reserves covering appropriate acreage to apply for an ODP to enter the development period, it is under consideration that more parameter wells and pre-production wells may be planned for drilling, especially in the Yuwang subblock of the Enhong-Laochang PSC project.

Under the Yunnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements.  Our minimum exploration expenditure requirements for the blocks subject to the Yunnan PSC are based our negotiated agreement to extend the Yunnan PSC exploration period. As a result of MofCom approval of the Yunnan Modification Agreement, we are obligated to drill a total of eight wells during the entire exploration period, as extended, spending at least $0.8 million (4,850,000 RMB) per year as the minimum exploration expenditure. Under applicable MLR rules for minimum expenditure requirements, the annual minimum exploration expenditure requirement for the Yunnan PSC is approximately $1.2 million before the modification but reduced with relinquishment of acreage, based on the currency exchange rate between the U.S. Dollar and the RMB as of June 30, 2012.  As we have already drilled five wells in the Laochang region during Phase II of the Yunnan exploration period, we are only obligated to drill an additional three wells before December 31, 2013 to satisfy the minimum work commitment in the Yunnan Modification Agreement.

These requirements are denominated in RMB and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the RMB. The MLR minimum expenditure requirements are a significant factor that influences our exploration work program. Under the Yunnan PSC, we were required to pay certain fees totaling $0.5 million in 2012, which are counted toward the satisfaction of the 2012 minimum exploration expenditure requirements. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits. Based on the Yunnan Modification Agreement, the unfulfilled exploration work commitment will be added to the minimum exploration work commitment for the following year. If we terminate the Yunnan PSC and there exists an unfulfilled balance of the minimum exploration work commitment, we will be required to pay the balance to CUCBM.

8.  Common Stock

Shares Withheld for Taxes.  During the first half of 2012, we withheld 25,029 shares of our common stock from the vesting of nonvested shares (also commonly referred to as "restricted stock") granted to employees to satisfy tax withholding obligations of $7,000.  Once withheld, the shares were canceled and removed from the number of outstanding shares.  Accordingly, we reduced our common stock and our additional paid in capital on our consolidated balance sheet by an amount which equaled the fair market value of the withheld shares on the date of withholding and cancellation.  We subsequently remitted the amount withheld to the tax authority.

Outstanding Warrants.  A summary of warrants outstanding as of June 30, 2012 is as follows (in thousands, except exercise price):

	Warrants	Expiration Date In
Exercise Price	Outstanding	2012	2013	2014		2015
$0.54	290	-	-	290	(1)	-
$0.80	4,662	-	-	-		4,662	(1)
$1.00	8,400	-	8,400	-		-
$1.25	4,623	-	-	4,623		-
$2.61	4,020	4,020	-	-		-
Total	21,995	4,020	8,400	4,913		4,662

(1)    During the first quarter of 2010, these warrants were granted to investors and placement agent in conjunction with the investors’ purchase of our common stock.

9.  Share-Based Compensation

We grant nonvested shares of common stock and options to purchase common stock to employees, members of the board of directors and consultants under our shareholder-approved 2005 Stock Incentive Plan (the "2005 Plan").  Grants prior to the adoption of the 2005 Plan and inducement grants associated with hiring of new employees and appointment of new directors were generally issued outside of the 2005 Plan.  During the first six months of 2012, we awarded options to purchase up to 970,000 shares of our common stock and 2,602,500 nonvested shares under the 2005 Plan to employees and members of the board of directors; and options to purchase up to 150,000 shares of our common stock and 105,000 nonvested shares outside the 2005 Plan to a consultant.  During the first quarter of 2011, we awarded options to purchase up to 1,785,000 shares of our common stock and 1,669,800 nonvested shares under the 2005 Plan to employees and members of the board of directors; and options to purchase up to 250,000 shares of our common stock and 190,000 nonvested shares outside the 2005 Plan to a new employee and a consultant.  As of June 30, 2012, we had 13,116,699 shares available for awards under the 2005 Plan, of which 1,604,199 shares could be issued as nonvested shares or other full-valued stock-based awards.

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

The compensation expense is included in the Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Exploration Costs	$37	$46	$78	$92
General and Administrative	217	168	461	359
	$254	$214	$539	$451

The following table summarizes stock option transactions during the six months ended June 30, 2012 (in thousands, except grant price):

	Options	Weighted Average Grant Price
Outstanding at January 1, 2012	10,524	$1.04
Granted	1,120	0.33
Forfeited	-	-
Cancelled	(435)	1.45
Expired	(60)	0.65
Outstanding at June 30, 2012	11,149	$0.95

Exercisable at June 30, 2012	8,789	$1.08

At June 30, 2012, the weighted average remaining contractual life for the stock options outstanding and exercisable was 5.28 years and 4.27 years, respectively.

The following table summarizes shares of nonvested stock transactions during the six months ended June 30, 2012 (in thousands, except per share data):

	Nonvested Shares	Weighted Average Fair Value Per Share	Vest Date Fair Value
Outstanding at January 1, 2012	2,102	$0.54
Granted	2,707	0.32
Vested	(835)	0.50	$263
Withheld for Taxes	(25)	0.53
Outstanding at June 30, 2012	3,949	$0.40

As of June 30, 2012, we had approximately $1.9 million in total unrecognized compensation cost related to share-based compensation, of which $1.3 million was related to shares of nonvested stock grants and was recorded in unearned compensation on our consolidated balance sheets.  This cost is expected to be recognized over a weighted average period of 2.0 years at June 30, 2012.  This expected cost does not include the impact of any future share-based compensation awards.

10.  Supplemental Disclosures of Cash Flow Information

We use the indirect method to present cash flows from operating activities. Cash paid for interest expense and income taxes for the six-month period ended June 30, 2012 were $1.1 million and zero, respectively. Other supplemental cash flow information for the six-month periods ended June 30, 2012 and 2011 is presented as follows (in thousands):

	Six months ended June 30,
	2012	2011
Non-cash transactions:
Amortization of deferred financing costs	$1,198	$73
Non-cash share-based compensation	$539	$451
Common stock issued to convert notes payable	$-	$6,800
Asset retirement and environmental obligation	$10	$-

11. Subsequent Events

On July 5, 2012, we received notification that we had obtained formal approval from MofCom of the Shouyang Modification Agreement, extending the exploration period of the Shouyang PSC.  Among other provisions, the Shouyang Modification Agreement provides for a four-year extension of the exploration period for approximately 297,415 acres from June 30, 2011 to June 30, 2015, and a two-year extension for approximately 121,080 acres from June 30, 2011 to June 30, 2013.

On July 25, 2012, we announced that we had drawn down an additional $2.6 million as permitted by the Facility Agreement and extended the term of the Facility Agreement by three months, which resulted in a current term ending date of November 28, 2012.

PART 1.	FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview.  As of December 31, 2011, we had estimated net proved gas reserves of 54.6 MMcf with an associated standardized measure of our future net cash flows of proved reserves, discounted at 10 percent per annum of $65.4 million.  As of December 31, 2011, total net probable reserves were estimated to be 379.6 MMcf.  Prior to December 31, 2011, we were classified as a development stage company and our activities were principally limited to drilling, testing and completion of exploratory and pilot development CBM wells and organizational activities.  As of December 31, 2011, we received the Reserve Report, which provided an estimate of our proved, probable and possible reserves as of December 31, 2011 as determined in accordance with the applicable SEC definitions and regulations.  We have progressed from the development stage status due to the quantity of estimated proved reserves and our generation of gas sales revenues.

The proved reserves set forth in the Reserve Report are attributable to approximately 13,360 acres (approximately 54.066 square kilometers).  The probable and possible reserves set forth in the Reserve Report are attributable to approximately 85,502 acres (approximately 346.0143 square kilometers), which includes the Shouyang block proved reserve locations. This total acreage covered by the Reserve Report represents only approximately 21% of our total acreage of the Shouyang block.

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

During the first six months of 2012, we continued our efforts to explore and develop CBM in Shanxi Province pursuant to our Shouyang PSC.  We continued to employ numerous safety precautions to ensure the safety of our employees and independent contractors.  We also conducted our operations in accordance with various laws and regulations concerning the environment, occupational safety and health.

The gross gas production for the second quarter 2012 was approximately 91 MMcf.  Gross sales volumes for the same period were 64 MMcf, the remaining 27 MMcf were produced by the wells that are not yet connected to the gathering lines.  We believe that the sales rate will continue to increase as gas from additional wells is sold through the gathering system in the coming months.

On November 28, 2011, FEEB entered into the Facility Agreement.  The Facility Agreement provides for a $25 million credit facility, the proceeds of which would be used for project costs with respect to the Shouyang block in Shanxi Province, China, as well as for finance costs and for general corporate purposes approved by SCB.  On May 23, 2012, we announced that we had entered into an amendment to the Facility Agreement with SCB that, among other things, extended the date upon which we are required to provide SCB with evidence of approval by MofCom of the Shouyang Modification Agreement.  The amendment extended the deadline to August 28, 2012 from May 30, 2012.  We received notification of MofCom approval of the Shouyang Modification Agreement on July 5, 2012.  On July 25, 2012, we announced that we had drawn down an additional $2.6 million as permitted by the Facility Agreement and extended the term of the Facility Agreement by three months, which resulted in a current term ending date of November 28, 2012. At June 30, 2012, the total amount drawn under the Facility Agreement was $20.3 million and the related accrued interest was $0.2 million.

Management may seek to secure capital by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets, by obtaining additional debt, project or equity-related financing.  However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through additional debt, project or equity-related financing. In addition, the terms and conditions of any potential strategic relationship or transaction or of any project financing are uncertain, and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price.  Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer.  There can be no guarantee of future capital acquisition, fundraising or exploration success or that we will realize the value of our unproved oil and gas property costs.  Based on our planned work programs, which include an accelerated pace of drilling in 2012,  if we do not secure additional capital and without accounting for any positive cash flow generated from our drilling program, we believe that the funds currently available to us should provide sufficient cash to fund our planned expenditures under the Shouyang PSC and other minimum operating costs through the end of September 2012. If necessary such funds could provide sufficient cash into the fourth quarter of 2012 if we pursue a slower pace of drilling and other steps are taken to preserve cash.

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

Our ability to continue as a going concern depends on our ability to obtain substantial funds for use in our development activities and upon the success of our planned exploration and development activities.  There can be no guarantee of future capital acquisition, fundraising, joint venture relationships, or exploration success or that we will realize the value of our unproved oil and gas properties. However, in addition to revenue generation from the sale of CBM, management believes that we will continue to be successful in securing additional capital necessary to allow us to continue as a going concern.

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

Shouyang Block, Shanxi Province.  On July 5, 2012, we received notification that the Shouyang Modification Agreement had received formal approval from the MofCom. Among other provisions, the Shouyang Modification Agreement extends the exploration period of the Shouyang PSC to at least June 30, 2013 for approximately 121,080 acres (approximately 490 square kilometers) and to at least June 30, 2015 for approximately 297,415 acres (approximately 1,203.6 square kilometers). The total acreage now covered by the Shouyang PSC consist of approximately 418,500 acres (approximately 1,693.6 square kilometers) of which we operate approximately 409,825 acres (1,658.5 square kilometers).  The variation between acreage covered by the Shouyang PSC and acreage operated by us is related to the fact that within the 418,500 acres (1,693.6 square kilometers), there is an approximately 24,660 acre (approximately 99.8 square kilometer) portion of the block that has recently been certified by the MLR as containing Chinese proved reserves, and we elected to forego our rights to approximately 8,675 acres (approximately 35.1 square kilometers) of that Chinese reserves area, allowing CUCBM to proceed independently at its sole risk to develop this area. In return for that, CUCBM elected to forego its participation rights in approximately 15,990 acres (approximately 64.7 square kilometers) in this Chinese reserves area. We believe that this is an advantageous arrangement for us because it provides us with a 100% interest (subject to a net 3.5% overriding royalty interest held by ConocoPhillips) in the approximately 15,990 acre (approximately 64.7 square kilometer) area, which contains all of the wells in the 1H Pilot Area (the area of our current gas sales) and the planned expansion thereof. With respect to the remaining 393,835 acres (1,593.8 square kilometers), CUCBM maintains the right to take up to a 30% working interest, and we retain the remaining working interest in the contract area, subject to the 3.5% overriding royalty interest held by ConocoPhillips.

On June 12, 2010, CUCBM and SPG executed the Gas Sales Agreement through which CBM produced at the Shouyang Field is sold.  Pursuant to the Gas Sales Agreement, for which we are an express beneficiary, SPG is initially required to purchase up to 300,000 cubic meters (10.584 MMcf) per day (the “Daily Volume Limit”) of CBM produced on the Shouyang Field on a take-or-pay basis, with the purchase of any quantities above such amount to be negotiated pursuant to a separate agreement.  The Gas Sales Agreement obligates SPG to commit to having demand capacity to accept at least 1 million cubic meters (approximately 35 MMcf) per day from the Shouyang block by 2015 but does not obligate us or CUCBM to sell gas in excess of the Daily Volume Limit. We and CUCBM jointly sought to have the Daily Volume Limit included in the Gas Sales Agreement, rather than committing to supply up to the entire capacity of the pipeline (approximately 40 MMcf per day), because we desired to preserve the opportunity to negotiate additional gas offtake agreements among competing purchasers of our gas. The term of the Gas Sales Agreement is 20 years

Shanxi International Energy Company has now completed a second pipeline in our area, which runs from Changzhi in the south of Shanxi Province to the provincial capital of Taiyuan City, a city of 4 to 5 million inhabitants.  Representatives of Shanxi International have indicated to us that the pipeline laid has a capacity of approximately 190 MMcf per day.

In September 2011, SPG completed the construction of additional gathering lines in the 1H Pilot Area. Currently, we have 54 wells connected to the gathering lines in the 1H Pilot Area.  An additional 14 wells are projected to be connected in 2012.

The price to be paid by SPG, excluding the effect of any applicable rebates or subsidies, for CBM under the Gas Sales Agreement was 1.20 RMB per cubic meter (or $5.38 per Mcf based on the June 30, 2012 exchange rate, including tax) until June 12, 2011 and thereafter the price is subject to change based on the parties’ agreement in accordance with market economic principles.  The Gas Sales Agreement provides that if the parties are unable to agree on new pricing, the then-current price shall apply to all gas sales.  As the parties to the Gas Sales Agreement have not yet agreed upon a revised price for CBM sales, the 1.20 RMB per cubic meter price continues to apply at this time.  Additionally, enacted Chinese government and Shanxi provincial subsidies equal 0.20 RMB and 0.05 RMB per cubic meter, respectively, for a total of 0.25 RMB per cubic meter.  Thus, the price received by CUCBM and FEEB, including subsidies for gas sales that will be allocated between CUCBM and FEEB as agreed to under the Gas Sales Agreement, should be approximately 1.45 RMB per cubic meter.  This equates to approximately $6.50 per Mcf at exchange rates as of June 30, 2012. In July of 2011, the Chinese news service Xinhua News Agency advised that the PRC’s CBM subsidy could be increased as much as 0.2 RMB per cubic meter (or $0.90 per Mcf based on the June 30, 2012 exchange rate). Wei Pengyuan, Deputy Director General of the Coal Division of China’s National Energy Administration (“NEA”), recently stated that China plans to raise the national subsidy to between 0.4 to 0.5 RMB per cubic meter (or to between $1.79 and $2.24 per Mcf based on the June 30, 2012 exchange rate).  If implemented, this level of subsidy increase would take our current sales price of $6.50 up to between $7.39 to $7.84 per Mcf respectively (inclusive of taxes).  The Gas Sales Agreement also provides for price adjustments in accordance with changes to the published Chinese national natural gas price and annual price adjustments based on the parties’ mutual agreement.  If the parties do not agree on a new price, the then-current price shall continue in effect and either party may seek to resolve any pricing dispute pursuant to arbitration.  SPG is obligated to pay for all CBM monthly in advance, based on anticipated deliveries for the coming month.

Work programs are being carried out to achieve three primary goals: (i) to expand the area in the 1H Pilot Area to increase gas production, (ii) to determine the optimal approach to minimize costs and maximize CBM recovery and (iii) to add appraisal wells, spaced at intervals of several kilometers across the entire Shouyang block to help delineate the geographic extent of the high permeability and high gas content located in the area.  We refer to an “appraisal well” as a CBM well drilled outside of the 1H Pilot Area to determine the physical extent of commercially attractive parameters of the coal (such as high gas content, high permeability and good coal thickness), as well as to contribute to the identification of reserves.  We believe that the addition of production wells in the 1H Pilot Area and the addition of appraisal wells throughout the Shouyang block should add substantially to proved and probable reserves.  The following discussion regarding our drilling activity involves the drilling of wells that constitute “exploratory wells,” as such term is defined in Rule 4-10(a)(13) of Regulation S-X.

One vertical well was spudded and reached total depth in our Shouyang block during the second quarter 2012.  We anticipate increasing the pace of drilling significantly once we complete our financing efforts.

As of mid-July 2012, there were 71 wells dewatering the Shouyang block and producing CBM.  Additionally, as of that date, one well had been abandoned in the Shouyang block, and no dry holes had been drilled.

Three wells were hydraulically fractured during the second quarter 2012, which were all located in the 1H Pilot area.  The stimulation techniques utilized in 2011 continued to be utilized in 2012, with higher sand concentrations and viscosified carrying fluids used to improve sand placement to enhance communication between the wellbore and the coal formation.

The total number of wells drilled to total depth as of June 30, 2012 in the Shouyang Block was 90.  Of these 90 wells, 70 were wells drilled in the 1H Pilot Area in order to expand the field to the west and 20 were appraisal wells.  In addition to these wells, there are 5 wells in various stages of drilling operations.

A number of appraisal wells were drilled at approximately 4 to 5 kilometer intervals to the west and south of the 1H Pilot Area, which is adjacent to the northern boundary of the Shouyang block, with the goal of providing data to support the full extent of the northern portion of the Shouyang block that contains high gas content as well as good permeability characteristics. We have begun to drill appraisal wells to the east and southeast of the 1H Pilot Area.  Through the drilling of the appraisal wells we seek to determine what portion of the Shouyang block shares the same rare combination of high permeability and high gas content as discovered in the 1H Pilot Area. The drilling and production testing of the P12, P18 and SYS05 wells in the east and southeast portion of the Shouyang block respectively each demonstrate that permeability and the potential for significant gas production extend into these portions of the block. Most significantly, the SYS05 well in the southeastern portion of the block was successfully production tested at a rate exceeding MLR reserve certification requirements.  The development period as to any portion of the Shouyang block will not begin until after the approval of an ODP.  Under the Shouyang Modification Agreement, following expiration of the extended exploration periods, we may elect to continue the process of trying to convert portions of the Shouyang block into reserve areas in order to transition these areas into the ODP certification process.  Any acreage that is not at or past the stage of submittal of a reserve report that reasonably meets the criteria for MLR reserve certification will be relinquished unless the parties agree otherwise.  The production period as to any portion of the Shouyang block will begin after the date of commencement of commercial production of CBM with respect to that area.  Any CBM produced and marketed prior to the approval of an ODP is deemed to occur during the development period, and production is to be distributed in accordance with the parties’ participating interests in such CBM Field).  Provided we remain in compliance with the requirements under the Shouyang PSC, the Shouyang PSC allows production to continue on a CBM field until the earlier of the end of the useful life of the field or June 30, 2032, unless extended or otherwise amended.

The following table reflects the permeability determined in the Shouyang Block:

	Permeability Range	Number of Wells
Well Area	(Millidarcies - mD)	In this Range
1H Pilot Area	80-100	1H Pilot Area Wells
PDTW	200-300	3
PDTW	100-199	3
PDTW	50-99	4
PDTW	10-49	6

With permeabilities ranging from 10 millidarcies to 300 millidarcies, we believe that the No. 15 coal seam in the expanded areas tested appears to contain areas of high permeability coupled with high gas content.

We have recently obtained MLR reserve certification to support the submission of our ODP application, which will be filed as soon as possible.  The MLR certification of our Chinese reserves relates to a reserve area containing approximately 24,660 acres (approximately 99.8 square kilometers) in the northern portion of the Shouyang block.  The ODP submission process is progressing with the first rounds of bids for the subsurface and surface report compilation under review.  We are in the process of selecting an independent class A engineering firm to prepare the report.  Once the selection is made, we anticipate that the submission of our ODP will occur shortly thereafter.  Pursuant to the Shouyang Modification Agreement and associated agreements, the block now consists of approximately 418,500 acres (approximately 1,693.6 square kilometers) of which we operate approximately 409,825 acres (1,658.5 square kilometers).  The variation between acreage covered by the Shouyang PSC and acreage operated by us is related to the fact that within the 418,500 acres (1,693.6 square kilometers), there is an approximately 24,660 acre (approximately 99.8 square kilometer) portion of the block that has recently been certified by the MLR as containing Chinese proved reserves, which covers our pilot development wells located in the 1H Pilot Area and a westward extension thereof.  We elected to forego our rights to approximately 8,675 acres (approximately 35.1 square kilometers) of that Chinese reserves area, allowing CUCBM to proceed independently at its sole risk to develop this area. In return for that, CUCBM elected to forego its participation rights in approximately 15,990 acres (approximately 64.7 square kilometers) in the Chinese reserves area. We believe that this is an advantageous arrangement for us because it provides us with a 100% interest (subject to a net 3.5% overriding royalty interest held by an affiliate of ConocoPhillips) in the approximately 15,990 acre (approximately 64.7 square kilometer) area, which contains all of the wells in the 1H Pilot Area (the area of our current gas sales) and the planned expansion thereof. With respect to the remaining 393,835 acres (1,593.8 square kilometers), CUCBM maintains the right to take up to a 30% working interest, and we retain the remaining working interest in the contract area, subject to the 3.5% overriding royalty interest held by an affiliate of ConocoPhillips.

The P8 well drilled on the portion of the Shouyang block no longer operated by us pursuant to the Shouyang Modification Agreement and associated agreements will be replaced by CUCBM pursuant to an agreement whereby CUCBM has agreed to drill a parameter well on our behalf in the Shouyang block outside of the SY ODP Area to the same coal seam as the P8 well, which shall include the expenses associated with coring, fracturing and other testing.

Qinnan Block, Shanxi Province. The exploration period of the Qinnan PSC expired on June 30, 2009, and we cannot continue our exploration activities in the Qinnan block without an extension of the exploration period or a new PSC.  We are continuing to pursue an extension of the exploration period of the Qinnan PSC, but we cannot be optimistic at this time. We believe the underlying exploration period should be extended due to events beyond our reasonable control, namely the lengthy transfer of rights taking place from CUCBM to CNPC. At our Chinese partner company’s request, we have provided certain operational and financial information to assist them in the decision making process as to whether to recognize an extension of the exploration period in Qinnan.  PetroChina has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008. We have also provided to PetroChina, at their request, our work plan for 2010 for the Qinnan block. In January 2011, we received a formal notice from CNPC that it had purportedly received all Chinese approvals with respect to the transfer of CUCBM’s interest to it, and subsequently to its wholly owned affiliate PetroChina. PetroChina also requested we execute a modification agreement to confirm PetroChina as our Chinese partner company for the Qinnan PSC. In negotiations with CUCBM and PetroChina related to this request, we have endeavored to negotiate an assignment agreement that would reflect the transfer of interest to CNPC while CNPC and PetroChina would acknowledge delays that were incurred by virtue of us not having, for an extended period of time, an official Chinese partner that had the capacity or authority under the Qinnan PSC to work with us. Because of the inability to hold a formal JMC meeting or to have the effective involvement of our Chinese partner company, we believe that our efforts to continue CBM operations in the Qinnan block have been materially hindered.  We have maintained the position that the doctrine of force majeure under the Qinnan PSC entitles us to an extension. We continue to discuss this situation with CUCBM and CNPC, and as recently as January 2012, have submitted a notice of force majeure in accordance with the Qinnan PSC. There can be no assurance that we will be successful in extending the exploration period of the Qinnan PSC or that a new PSC will be granted. Additionally, in connection with obtaining this extension of the exploration period or a new PSC, we may be required to commit to certain capital expenditures or to modify the terms or respective ownership interests and/or acreage in the applicable PSC.

Enhong-Laochang Areas, Yunnan Province.  On January 25, 2002, we entered into the Yunnan PSC to develop two areas in Yunnan Province: (1) the Enhong area, which covers approximately 145,200 acres (approximately 587.6 square kilometers), and (2) the Laochang area, which covers approximately 119,340 acres (approximately 482.943 square kilometers). During the fourth quarter of 2011, we negotiated and signed the Yunnan Modification Agreement to extend the exploration period until December 31, 2013 in exchange for the relinquishment of the approximately 145,200 acres (587.6 square kilometers) in the Enhong portion of the Yunnan PSC contract area. The Yunnan Modification Agreement was approved by MofCom on June 6, 2012.  Under the Yunnan Modification Agreement, following expiration of the extended exploration period, we may elect to continue the process of trying to convert portions of the Yunnan block into reserves areas in order to transition these areas into the ODP certification process and the development period for certain areas that are in the final stages of the MLR Chinese reserve certification process for submission of an ODP application. Any acreage that is not at or past the stage of submittal of a reserves report to CUCBM that reasonably meets the criteria for certification as MLR Chinese reserves will be relinquished unless the parties otherwise agree.

The development period as to any portion of the Yunnan block will not begin until after the approval of an ODP application. An ODP would be developed and filed jointly by us and CUCBM, seeking approval from Chinese governmental authorities, for any portion of the Yunnan block that we and CUCBM elect to develop. The production period as to any portion of the Yunnan block will begin after the date of commencement of commercial production of CBM with respect to that area. Provided that we remain in compliance with the requirements under the Yunnan PSC, production will be allowed to continue on the respective producing portion of the Yunnan block until the earlier of the end of the useful life of that area or January 1, 2033, unless extended or otherwise amended.

We are responsible for all exploration costs related to the Yunnan PSC, including all exploration costs for discovering and evaluating CBM-producing areas. If any portion of the Yunnan block is discovered to be a CBM-producing area, CUCBM will be deemed to hold a 40% participating interest in such area and we will be deemed to hold a 60% participating interest, unless CUCBM elects to participate at a lower level, in which case we will retain all participating interests not taken by CUCBM and shall be responsible for development costs associated therewith.

Because there are no pipelines currently in the immediate vicinity of the Yunnan Province projects, our ability to sell CBM produced on these projects to communities outside the general area will be contingent upon a gas pipeline, CNG facility or other offtake vehicle being built within close proximity to our project area. We have learned that CNPC has undertaken a pipeline construction project, with support from the Yunnan provincial government, to extend the Myanmar-China natural gas pipeline to pass through the city of Kunming, then move eastward through the city of Qujing, and finally go to Guizhou Province in the east. We believe that the construction, which would lay pipelines closer to our projects in the Yunnan block, would help reduce the costs for CBM offtake from our projects and increase our ability to eventually deliver gas to consumers. If CUCBM elects a 40% participation interest in our Yunnan Province projects, our costs would be reduced accordingly.

Further exploration and development will be the subject of our internal strategic review of our remaining Yunnan block holdings to determine whether they fit within our risk profile, given our other opportunities, such as our ability to potentially move into the development phase in the SY ODP Area. We take into consideration, among other factors, our overall corporate strategy, the prospective costs and benefits of the acreage, our relationship with our Chinese partner companies and our current cash position in order to formulate an optimal strategy. The strategy may include, without limitation: (i) minimal capital expenditures to continue holding the acreage, (ii) the sale, farmout or partial farmout of the acreage, (iii) full or partial relinquishment of the acreage, or (iv) continue staged exploration of the acreage. We have not yet concluded this review and cannot make any projection as to the likely outcome of this review. Moreover, CUCBM will have its own view and certain outcomes will be subject to CUCBM and MofCom approval.

We plan to continue the dewatering/test-production and we anticipate the production of more gas as the dewatering process moves forward. Recently, gas production from one of the appraisal wells remained steady at a rate around 20 Mcf (550 cubic meters) per day, with the peak daily rate as high as 65 Mcf (1,850 cubic meters). After initial testing, it was determined that the portion of the Yunnan block where this appraisal well is located possesses one of the higher-rank coals in China. Accordingly, we plan to analyze and evaluate the performance of the reservoir, then decide whether or not to continue further testing.  Furthermore, in order to get proved reserves covering appropriate acreage to apply for an ODP to enter the development period, it is under consideration that more parameter wells and pre-production wells may be planned for drilling.

Production Sharing Contracts. Our operations on the Shouyang and Qinnan blocks in Shanxi Province and the Laochang area of Yunnan Province are conducted under three separate PSCs. We have negotiated and signed multiple amendments to extend the exploration periods under the Shouyang PSC and the Yunnan PSC.

During the exploration period, the Company, as operator, must complete at least the minimum work program and seek commercial deposits of CBM that can be developed in commercially paying quantities. Under the original PSCs, operators were required to prepare pilot development work programs for CBM Fields, seeking to obtain adequate data and information required to enable the parties to agree upon whether a particular discovery was commercially viable. After the approval and implementation of a pilot test program in the CBM Field, the parties to the PSC were required to jointly determine whether the field could be commercially developed. Under the Shouyang Modification Agreement and associated agreements, the concept of pilot development work programs has been replaced by a requirement for pilot testing to obtain information necessary to prepare an application for an ODP for a particular CBM Field. The preparation of an ODP application will require adequate reserves certified by the MLR, as well as technical, commercial, environmental, health and safety plans demonstrating how the CBM field will be developed for the exploitation of CBM reserves located therein. Currently, we and CUCBM are in the process of jointly preparing an ODP application for the SY ODP Area.

We have fulfilled our previous obligations under the exploration periods of the original Shouyang and Qinnan PSCs. As discussed above, we have suspended CBM operations in Qinnan pending resolution and completion of the transfer of CUCBM’s interest in the Qinnan PSC to PetroChina via CNPC, however, there are no outstanding work obligations for the expired exploration period in Qinnan. We have completed the minimum work obligations under the Shouyang PSC. The Shouyang Modification Agreement would require us to drill as many as 38 additional wells, spending at least $15.8 million based on the currency exchange rate between the U.S. Dollar and the RMB as of June 30, 2012.

Results of Operations

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011:

We commenced sales of CBM in the second quarter of 2011.  Revenue from CBM sales during the quarter ended June 30, 2012 was $0.4 million.  Total gas sales volume for the period was 64 MMcf.  Our natural gas sale price was $6.31 per Mcf for the quarter on the average exchange rate of the quarter.  The sale price includes Chinese government and Shanxi provincial subsidies of $1.12 per Mcf.

The table below sets out major components of our expenditures (in thousands):

	Three months ended June 30,
	2012	2011
Additions to Oil and Gas Properties (capitalized)
- Shouyang Block, Shanxi Province (1)	$1,603	$4,084
Exploration Expenditures (expensed)
- Shouyang Block, Shanxi Province	1,008	835
- Qinnan Block, Shanxi Province	114	123
- Yunnan Province	279	349
- Total	1,401	1,307
Lease Operating Expenditures (expensed)
- Shouyang Block, Shanxi Province	1,227	684
- Qinnan Block, Shanxi Province	30	-
- Total	1,257	684

Total Exploration and Operating Expenditures	$4,261	$6,075

General and Administrative Expenses	$2,648	$2,386

(1)	Capitalized in the Consolidated Balance Sheets.

The table below sets out the operating expenses in the Consolidated Statements of Operations for the three-month periods ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,
	2012	2011
Exploration costs	$1,401	$1,307
Lease operating expense	1,257	684
General and administrative	2,648	2,386
Depreciation, depletion and amortization	419	73
Total	$5,725	$4,450

The table below sets out components of exploration costs for the three months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,
	2012	2011
Technical personnel compensation	$91	$167
PSC related payments	261	241
Contract drilling & related expenses	1,049	899
Total	$1,401	$1,307

Exploration costs for the three months ended June 30, 2012 were materially unchanged compared to the same period in 2011.

The table below sets out components of lease operating expense ("LOE") for the three-month periods ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,
	2012	2011
Pumping Related Costs	$1,056	$527
Workovers	119	126
Supervision	82	31
Total	$1,257	$684

LOE for the three months ended June 30, 2012 was comprised of costs pertaining to the production and dewatering efforts in the Shouyang and Qinnan Blocks in Shanxi Province.  LOE for the three months ended June 20, 2012 increased $0.6 million, due primarily to an increase in production costs, including an increase in the number of wells operating and the addition of compression costs for gas delivery.

General and administrative ("G&A") expenses for the three months ended June 30, 2012 increased $0.3 million due primarily to increases in legal fees of $0.4 million and in payroll related expenses of $0.1 million. These increases were partially offset by a decrease in professional services of $0.2 million.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011:

The table below sets out major components of our expenditures (in thousands):

	Six months ended June 30,
	2012	2011
Additions to Oil and Gas Properties (capitalized)
- Shouyang Block, Shanxi Province (1)	$2,543	$8,212
Exploration Expenditures (expensed)
- Shouyang Block, Shanxi Province	2,006	1,917
- Qinnan Block, Shanxi Province	229	244
- Yunnan Province	575	820
- Total	2,810	2,981
Lease Operating Expenditures (expensed)
- Shouyang Block, Shanxi Province	2,893	1,416
- Qinnan Block, Shanxi Province	32	-
- Total	2,925	1,416

Total Exploration and Operating Expenditures	$8,278	$12,609

General and Administrative Expenses	$5,427	$4,495

(1)	Capitalized in the Consolidated Balance Sheets.

The table below sets out the operating expenses in the Consolidated Statements of Operations (in thousands):

	Six months ended June 30,
	2012	2011
Exploration costs	$2,810	$2,981
Lease operating expense	2,925	1,416
General and administrative	5,427	4,495
Depreciation, depletion and amortization	777	129
Total	$11,939	$9,021

The table below sets out components of exploration costs for the six months ended June 30, 2012 and June 30, 2011 (in thousands):

	Six months ended June 30,
	2012	2011
Technical personnel compensation	$186	$364
PSC related payments	524	480
Contract drilling & related expenses	2,100	2,137
Total	$2,810	$2,981

Exploration costs for the six months ended June 30, 2012 were materially unchanged compared to the same period in 2011.

The table below sets out components of LOE for the six-month periods ended June 30, 2012 and 2011 (in thousands):

	Six months ended June 30,
	2012	2011
Pumping Related Costs	$2,394	$1,149
Workovers	286	194
Supervision	245	73
Total	$2,925	$1,416

LOE for the six months ended June 30, 2012 was comprised of costs pertaining to the production and dewatering efforts in the Shouyang and Qinnan Blocks in Shanxi Province.  LOE for the six months ended June 30, 2012 increased $1.5 million, due primarily to an increase in production costs, including an increase in the number of wells operating and the addition of compression costs for gas delivery.

G&A expenses for the six months ended June 30, 2012 increased $0.9 million due primarily to increases in legal fees of $0.6 million, in payroll related expenses of $0.4 million, in share-based compensation of $0.1, in office expense of $0.1 and in professional services of $0.1. These increases were partially offset by decreases in travel of $0.2 million, in investor relations of $0.1 million and in gas marketing of $0.1.

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

The Facility Agreement provides for a $25 million credit facility to be used for project costs with respect to the Shouyang Block, finance costs and other general corporate purposes approved by SCB.  On July 25, 2012, we announced that we had drawn down an additional $2.6 million as permitted by the Facility Agreement and extended the term of the Facility Agreement by three months, which resulted in a current term ending date of November 28, 2012.  At June 30, 2012, the total amount drawn under the Facility Agreement was $20.3 million and the related accrued interest was $0.2 million.

Work Program Funding. Our current work programs would satisfy the minimum exploration expenditures for our Shouyang and Yunnan PSCs for 2012.  With respect to the Qinnan PSC, we have halted activities on the Qinnan Block pending regulatory approval or denial.  Management may seek to secure capital by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets, by obtaining debt, project or equity-related financing.  However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through debt, project or equity- related financing.  In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt, project or equity-related financing are uncertain and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  In particular, any transfer of our rights under the PSCs will require the approval of our Chinese partner company and the MofCom.  There can be no assurance that the Chinese authorities will provide the approvals necessary for the consummation of a transaction or transfer.  There can be no guarantee of future success in capital acquisition, fundraising or exploration success or that we will realize the value of our unproved oil and gas properties.  Based on our planned work programs, if we do not secure additional capital, or enter into an agreement with a strategic partner, we believe that the funds currently available to us should provide sufficient cash to fund our planned expenditures under the Shouyang PSC and other minimum operating costs through the end of September 2012. If necessary such funds could provide sufficient cash into the fourth quarter of 2012 if we pursue a slower pace of drilling and other steps are taken to preserve cash.

Our ability to continue as a going concern depends upon our ability to obtain substantial funds for use in our development activities and upon the success of our planned exploration and development activities. There can be no guarantee of future capital acquisition, fundraising or exploration success or that we will realize the value of our unproved oil and gas properties. However, in addition to revenue generation from the sale of CBM, management believes that we will continue to be successful in securing additional capital necessary to allow us to continue as a going concern.

Our capital resources and planning can be impacted by fluctuations in the U.S. Dollar and RMB exchange rate as well as inflation in these countries.  For further discussion of these risks, see Item 3. "Quantitative and Qualitative Disclosures About Market Risk."

Cash Flows.  As of June 30, 2012, our balance in cash and cash equivalents was $7.5 million, a decrease of $15.8 million from the balance of $23.3 million as of December 31, 2011.  The decrease was due primarily to $12.8 million cash used by operating activities and $5.0 million used by investing activities offset by a $2.0 million draw from the credit facility.

Cash used in operating activities for the six months ended June 30, 2012 was $12.8 million as compared to cash used in operating activities for the same period in 2011 of $8.3 million.  The increase in cash used in operating activities was due primarily to an increase in cash G&A expenses of $0.9 million, an increase in LOE pumping related costs of $1.5 million and a $2.2 million change in working capital.

Cash used in investing activities for the three months ended June 30, 2012 was $5.0 million as compared to $11.2 million for the same period in 2011.  The decrease was primarily due to a reduction in additions to oil and gas properties of $6.1 million.

Cash provided by financing activities for the six months ended June 30, 2012 was $2.0 million as a result of draws on the Credit Facility during the first six months of 2012.  Cash provided by financing activities for the six months ended June 30, 2011 was $16.7 million as a result of the sale of 34.9 million shares of our common stock.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected effects on our business or operations.  Actual results could differ materially from those projected in such forward-looking statements.  Factors that could cause actual results to differ materially from those projected in such forward-looking statements include:  the preliminary nature of well data, including permeability and gas content; there can be no assurance as to the volume of gas that is ultimately produced or sold from our wells; the fracture stimulation program may not be successful in increasing gas volumes; we may be unsuccessful in obtaining additional capital, whether through a strategic transaction or through debt, project or equity-related financing; due to limitations under Chinese law, we may have only limited rights to enforce the Gas Sales Agreement; our lack of operating history; limited or potentially inadequate ability to refinance or  repay the outstanding amounts owed under the Facility Agreement; limited and potentially inadequate management of our cash resources; additional wells may not be drilled, or if drilled may not be timely; the pipelines currently under consideration may not be constructed, or if constructed may not be timely, or their routes may differ from those currently anticipated; the pipeline and local distribution/compressed natural gas companies may decline to purchase or take our gas, or the timing of any definitive agreement may take longer than anticipated and the terms may not be as advantageous as expected; risk and uncertainties associated with exploration, development and production of CBM; proved reserves may not be reported in a timely manner or at all and, if reported, may be smaller than anticipated; our inability to extract or sell all or a substantial portion of our estimated reserves and other resources; expropriation and other risks associated with foreign operations; disruptions in capital markets affecting fundraising; matters affecting the energy industry generally; lack of availability of oil and gas field goods and services; environmental risks; drilling and production risks; changes in laws or regulations affecting our operations, as well as other risks described in our 2011 Annual Report and subsequent filings with the SEC.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUTMARKET RISK

In addition to the U.S. Dollar, we conduct our business in RMB and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. Prior to July 2005, the exchange rate between the U.S. Dollar and RMB was fixed, and, consequently, we experienced no fluctuations in the value of goods and services we purchased in China because of fluctuations in the currency exchange. In July 2005, the Chinese government began to permit the RMB to float against the U.S. Dollar, but again adopted an informal peg to the U.S. Dollar in 2008 in response to the global financial crisis. In June 2010, China announced that it would gradually allow the RMB to float against the U.S. Dollar and, as a result, the Chinese currency is expected to slowly appreciate with respect to the U.S. Dollar. All of our costs to operate our Chinese offices are paid in RMB. Our exploration costs in China may be incurred under contracts denominated in RMB or U.S. Dollars. As of June 30, 2012 the U.S. Dollar ($) to RMB (¥) appreciated slightly at an exchange rate of about $1 to ¥6.31, compared to an exchange rate of $1 to ¥6.46 at June 30, 2011. If the RMB appreciates with respect to the U.S. Dollar, our costs in China may increase. To date we have not engaged in hedging activities to hedge our foreign currency exposure. In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk. If the exchange rate increased by 10%, it is estimated that our costs would be approximately $0.2 million lower in the second quarter of 2012. If the exchange rate were 10% lower during the second quarter of 2012, our costs would increase by approximately $0.3 million.

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

Although we commenced gas sales under the Gas Sales Agreement in the first quarter of 2011 and production increased in the second quarter of 2011 and remained steady since the third quarter of 2011, we are not able to predict exactly when we will recognize significant revenues. We expect to experience operating losses and negative cash flow until production levels in the Shouyang block increase sufficiently.

Management will continue to seek to secure additional capital to continue operations and to meet future expenditure requirements necessary to retain our rights under our PSCs.  Management may seek to secure capital by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets or by obtaining debt, project or equity-related financing.  However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through debt, project or equity-related financing. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult or impossible.  In particular, any transfer of our rights under any PSC will require the approval of our Chinese partner company.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer.  The ongoing global financial crisis has created liquidity problems for many companies and financial institutions, and international capital markets have stagnated, especially in the United States and Europe. A continuing downturn in these markets could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through the sale of our securities or otherwise. The ongoing crisis has created a difficult environment in which to negotiate and consummate a transaction. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt or equity-related financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price.

If our operating requirements or drilling obligations materially change from those currently planned, we may require more capital than currently anticipated or may be required to secure capital earlier than anticipated. For example, it is possible that the MLR or one of our Chinese partner companies could seek to, among other things, force us to relinquish acreage, increase our capital expenditures or accelerate our drilling program. If we are unable to commit to the expenditures or accelerate our drilling and dewatering efforts, it may adversely affect our ability to extend the terms of our PSCs. If we fail to obtain the necessary funds to complete our exploration activities under our PSCs, and we cannot obtain extensions to the requirements under our PSCs, we would not be able to successfully complete our exploration and development activities and we may lose rights under our PSCs or we may have to limit the acreage used in the Shouyang block.

We have a limited source of revenue.

We will not generate material revenues from our existing properties until we have successfully completed exploration and development, and started meaningful production of CBM. Although we commenced sales under the Gas Sales Agreement in the early first quarter of 2011, and production increased in the second quarter and remained steady since the third quarter, we are not able to predict exactly when we will recognize significant revenues. SPG has completed its pipeline, which runs within 2 kilometers of our 1H Pilot Area and is being used to transport CBM sold pursuant to the Gas Sales Agreement. The in-field gathering system and compression equipment were connected to the pipeline in early January 2011. Gas sales were interrupted while SPG completed testing and commissioning of equipment related to our first stage compressor sites as well as installation of gas sales meters. That work was completed and formal gas flow and sales re-commenced in mid-March 2011. Additionally, no facilities exist to transport or process CBM near our Yunnan Province projects. Our ability to realize revenues from any producing wells may be impaired until these pipelines or facilities are built out or arrangements are made to deliver our production to market.

We may be unable to continue to perform our obligations under our PSCs sufficiently or at all, which may have a material and adverse effect on our business, financial condition, results of operations and prospects.

Each of our PSCs for the CBM blocks contains requirements on the performance of the foreign contractors and operators, such as quality of services, timeframe of development plan and minimum capital expenditures.  In the event that we are unable to obtain sufficient funding to continue with the development in accordance with the timeframe prescribed in the relevant PSCs, or any failure or undue delay by our subcontractors or service providers to deliver the products or services that meet the quality requirements under the PSCs we may not sufficiently perform our obligations under the PSCs, which may have a material and adverse effect on our business, financial condition, results of operations and prospects.

If we fail to maintain a continued good working relationship with our Chinese partner companies, our business, financial condition and results of operations may be materially and adversely affected.

Our business operations are based on the PSCs between our company and our Chinese partner companies.  The success of our business and such growth depend to a significant extent on our working relationship with our Chinese partner companies.  However, we cannot assure you that we will be able to maintain a good working relationship with such partners.  For instance, if we experience any material disagreement with our Chinese partner companies in the interpretations of any of the terms of the PSCs, or if we fail to comply with the terms of the PSCs in a timely manner or at all, our working relationship with our Chinese partner companies may be adversely affected.  Furthermore, we may have disagreements over payment with our Chinese partner companies from time to time.  If any Chinese partner company terminates a PSC, fails to perform under a PSC or decides not to enter into any new PSC with us, we cannot assure you that we will be able to secure a new production sharing arrangement in a timely manner or at all. In addition, any failure or undue delay by our Chinese partner companies to comply with the terms of any of the PSCs, or its unwillingness to cooperate with us for any reason, may also have a material adverse impact on the success of our operations.

Our Chinese partner companies control, to a significant extent, the volume of our net production through their status as our sole customer and the influence they have over the management of the three CBM blocks through the respective joint management committees.  If our net production of CBM decreases, our business, financial condition and results of operations may be materially and adversely affected.

Under the terms of our PSCs, all assets purchased, installed and constructed under the PSCs will eventually become the property of our Chinese partner companies, which could have a material adverse effect on our ability to satisfy our obligations.

Under the terms of the PSCs and in compliance with PRC law, all of the assets purchased, installed and constructed under the PSCs will change ownership after the earlier of (i) full recovery by the foreign contractors of their development costs or (ii) expiration of the PSCs. Before either of these occurrences, we and our Chinese partner companies jointly control the assets under the PSCs and neither we nor our Chinese partner companies can dispose of assets at our or their sole discretion. The ownership of assets during this period is not explicitly defined in the PSCs. After either of these occurrences, our Chinese partner companies will own all of the assets purchased, installed or constructed under the PSCs. Our assets under the PSCs therefore are not under our sole control and may not be available for sale, transfer, encumbrance or other disposition by us without our Chinese partner companies’ approval or at all, which could have a material adverse effect on our ability to satisfy our obligations to our creditors and our shareholders.

Risks Relating to Our Operations – China

If we fail to obtain or maintain all required licenses, permits and approvals, or if we are required to take actions to obtain such licenses, permits and approvals which are time-consuming or costly, our business operations and development plans may be materially and adversely affected.

CBM operations such as ours are subject to a significant number of licenses, permits and approvals in the PRC, such as those relating to environmental protection and work safety.  In particular, our projects and any expansion plans are subject to extensive governmental review and approval.  Our ability to continue to conduct our existing operations and to successfully implement our expansion strategies is dependent upon our obtaining, maintaining and renewing, where necessary, the relevant regulatory approvals under PRC law.  We are also dependent on our Chinese partner companies’ ability to obtain governmental approvals and licenses.  These approvals include, but are not limited to, environmental approvals, workplace safety approvals, land use rights and approvals from the State Administration of Foreign Exchange.  If we or our Chinese partner companies fail to obtain or renew such approvals on a timely basis or at all, we may be subject to fines, ordered to take corrective measures, or subject to other administrative penalties. We may even be prohibited from continuing or expanding our operations due to such failure to obtain or renew such approvals, and we may have to expend considerable time and costs in order to sustain our business.

Our right and ability to continue to occupy and use the land and buildings under each of the PSCs for our long-term use may be uncertain.

Although we have entered into lease agreements with local village committees and other landowners that legally own or have rights to occupy the land which we occupy and use pursuant to the PSCs for our exploration and production activities, we still face certain risks that are inherent to such leasing arrangements. The lessor under any one of these leases may breach its obligations under the relevant lease agreement, or the lease may be terminated due to a breach by the lessor of any PRC law or regulation in exercising its leasing rights under the relevant lease agreement. The leases may also be terminated as a result of a compulsory purchase or acquisition of land by the PRC government. Furthermore, our existing lease agreements are for a term of as little as one year or less and there is no assurance that we will be able to renew them upon expiry on the same terms or those commercially acceptable to us, or at all.  Moreover, the relevant lessors have not provided us with the relevant title certificates or documents evidencing that they have the requisite titles or rights to lease the properties to us. Such title documents include land use rights certificates and building ownership certificates. The validity of our leases in respect of these properties may be subject to legal challenge. Our right as occupier of such properties may be adversely affected as a result of the absence of legal title. There can be no assurance that third parties will not seek to assert their ownership rights or rights of possession against these lessors or challenge our leases in the future, or that they will not initiate any legal proceedings against us with respect to our use of such properties. Any of the foregoing will affect our ability to use the land parcels, as we may be subject to fines and/or ordered to take corrective measures, or be temporarily prohibited from using any of these parcels of land for our exploration, production or related activities, which would have an adverse impact on our expansion plans and our future profitability.

PRC regulations may limit our activities and adversely affect our business operations.

Our operations, like those of other PRC CBM companies, are subject to extensive regulations and control by the PRC government. Although the PRC government has been gradually liberalizing its regulations of the oil and gas industry in recent years, it continues to exercise a certain degree of control over this industry by, among other measures, licensing the right to explore and produce crude oil, assessing and imposing taxes and fees payable in respect of CBM produced and setting safety, environmental and quality standards.  These regulations and controls, including any future changes in tax rules or policies, may affect material aspects of our operations and profitability, which may in turn constrain our ability to implement our business strategies, to develop or expand our business operations or to maximize our profitability.  For example, the PRC Ministry of Finance has indicated that they are considering enacting a resource tax reform plan, which may include changing the current taxation on extraction of natural resources, but the details of such plan is still unknown. We cannot assure you that the resource tax reform plan or any other future changes in applicable regulations, if enacted, will not have a material adverse effect on our business.

Uncertainties with respect to the PRC legal system could limit the protections available to you and us.

The PRC legal system is a civil law system based on written statutes. Unlike in common law systems, prior court decisions may be cited for reference but have limited precedential value. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since many laws, rules and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. For example, we may have to resort to administrative and court proceedings to enforce the legal protections that we enjoy either by law or contract.

Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of PRC administrative and court proceedings and the level of legal protection we enjoy in China as compared to more developed legal systems. These uncertainties may impede our ability to enforce our contracts with CUCBM, our service providers and suppliers. In addition, such uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operations. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the oil and gas industry in China, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us and other foreign investors, including you. In addition, any litigation in China may be protracted and result in substantial costs and diversion of our resources and management attention.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Withholdings and Subsequent Cancellations of Equity Securities

Column (a) in the tabulation below indicates shares which were withheld by us to satisfy tax withholding obligations that arose upon the vesting of shares of nonvested stock (also commonly referred to as restricted stock) during the second quarter of 2012.  Once withheld, these shares were cancelled and removed from the number of outstanding shares.  Currently, the Company does not have a share repurchase plan.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
April 2012	9,867	$0.30	-	-

Total	9,867	$0.30	-	-

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 34 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Date: August 7, 2012

INDEX OF EXHIBITS

Exhibit Number	Description
3.1
Articles of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 17, 2005, and incorporated herein by reference).
10.1	Amendment Letter to the Facility Agreement, dated May 21, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2012, and incorporated herein by reference).
10.2
Modification Agreement for Production Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang Area, Yunnan Province, The People’s Republic of China, dated December 31, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2012, and incorporated herein by reference).

10.3
First Amendment to Amended and Restated Employment Agreement, dated May 24, 2012, between Far East Energy Corporation and Michael R. McElwrath (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2012, and incorporated herein by reference).

31.1 †	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 †	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
32.2**	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
______________
**	Furnished herewith
†	Filed herewith