Form 10-Q
period 2012-09-30
FAR EAST ENERGY CORP
filed 2012-11-07
CIK 1124024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares outstanding of  the issuer’s common stock as of  October 31, 2012.

UTitle of each classU	UNumber of sharesU
Common Stock, par value $0.001 per share	344,785,689

FAR EAST ENERGY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FAR EAST ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$3,617	$23,263
Accounts receivable	1,087	689
Inventory	429	541
Prepaid expenses	246	373
Deposits	676	543
Other current assets	15	19
Total current assets	6,070	25,428

Property and equipment
Oil and gas properties, successful efforts method:
Proved properties	70,931	66,361
Unproved properties	275	1,899
Other property and equipment	2,292	2,071
Total property and equipment	73,498	70,331
Less accumulated depreciation, depletion and amortization	(2,816)	(1,602)
Total property and equipment, net	70,682	68,729

Deferred financing costs	466	1,440
Other long-term assets	515	216
Total assets	$77,733	$95,813

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$10,731	$11,400
Accrued liabilities	9,145	13,562
Short-term debt	25,000	17,870
Total current liabilities	44,876	42,832

Asset retirement and environmental obligations	810	739

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred stock, $0.001 par value, 500,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 344,785,689 and 342,103,218 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	345	342
Additional paid-in capital	175,464	174,317
Unearned compensation	(1,153)	(792)
Accumulated deficit	(142,609)	(121,625)
Total stockholders' equity	32,047	52,242
Total liabilities and stockholders' equity	$77,733	$95,813

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenues:
Gas sales	$369	$204	$863	$418
Other, net	136	64	291	131
	505	268	1,154	549
Operating expenses:
Lease operating expense	1,148	1,119	4,073	2,535
Exploration costs	1,483	1,485	4,293	4,466
General and administrative	3,572	2,365	8,999	6,860
Depreciation, depletion and amortization	507	79	1,284	208
Total operating expenses	6,710	5,048	18,649	14,069
Operating loss	(6,205)	(4,780)	(17,495)	(13,520)
Other income (expense):
Interest expense	(1,333)	(55)	(3,622)	(318)
Interest income	1	2	12	5
Gain on sales of other fixed assets	3	-	3	-
Foreign currency transaction gain (loss)	71	(300)	118	(679)
Total other income	(1,258)	(353)	(3,489)	(992)
Loss before income taxes	(7,463)	(5,133)	(20,984)	(14,512)
Income taxes	-	-	-	-
Net loss	$(7,463)	$(5,133)	$(20,984)	$(14,512)

Comprehensive loss	$(7,463)	$(5,133)	$(20,984)	$(14,512)

Net loss per share:
Basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	344,786	342,209	344,467	330,213

See the accompanying notes to the consolidated financial statements.

FAR EAST ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands Except Share Data)
(Unaudited)

					Deficit
					Accumulated
	Common Stock		Additional		During the	Total
	Number of	Par	Paid-In	Unearned	Development	Stockholders'
	Shares	Value	Capital	Compensation	Stage	Equity

For the Nine Months Ended September 30, 2012

Balance at December 31, 2011	342,103,218	$342	$174,317	$(792)	$(121,625)	$52,242
Net loss	-	-	-	-	(20,984)	(20,984)
Nonvested shares issued	2,707,500	3	867	(361)	-	509
Nonvested shares withheld for taxes	(25,029)	-	(7)	-	-	(7)
Stock options issued	-	-	287	-	-	287
Balance at September 30, 2012	344,785,689	$345	$175,464	$(1,153)	$(142,609)	$32,047

For the Nine Months Ended September 30, 2011

Balance at December 31, 2010	291,202,928	$291	$149,378	$(167)	$(100,380)	$49,122
Net loss					(14,512)	(14,512)
Common shares issued	34,880,599	35	16,696	-	-	16,731
Stock issued for note conversion	14,315,789	14	6,786	-	-	6,800
Nonvested shares issued	1,859,800	2	1,086	(733)	-	355
Nonvested shares withheld for taxes	(49,232)	-	(28)	-	-	(28)
Stock options issued	-	-	310	-	-	310
Balance at September 30, 2011	342,209,884	$342	$174,228	$(900)	$(114,892)	$58,778

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
 (Unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(20,984)	$(14,512)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion, depreciation and amortization	1,284	208
Amortization of deferred financing costs	1,911	73
Share-based compensation	796	664
Changes in components of working capital:
Accounts receivable	(693)	(668)
Inventory	112	(226)
Prepaid expenses	127	(57)
Deposits	(133)	-
Accounts payable and accrued liabilities	(5,070)	1,687
Gain on sale of assets	(3)	-
Other, net	(7)	(28)
Net cash used in operating activities	(22,660)	(12,859)

Cash flows from investing activities:
Additions to oil and gas properties	(2,957)	(15,484)
Additions to other properties	(222)	(362)
Sales of other fixed assets	-	-
Net cash used in investing activities	(3,179)	(15,846)

Cash flows from financing activities:
Net proceeds from credit facility	6,193	-
Net proceeds from sale of common stock	-	13,531
Net cash provided by financing activities	6,193	13,531

Net increase (decrease) in cash and cash equivalents	(19,646)	(15,174)
Cash and cash equivalents--beginning of period	23,263	27,760
Cash and cash equivalents--end of period	$3,617	$12,586

Supplemental cash flow information:
Interest paid	$1,583	$1,227

Noncash investing and financing transactions:
Common stock issued to convert notes payable	$-	$6,800
Asset retirement and environmental obligations	$15	$154

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Business, Basis of Presentation and Significant Accounting Policies

Business.  We were incorporated in the state of Nevada on February 4, 2000, and on January 10, 2002, we changed our name to Far East Energy Corporation (“FEEC”).  The terms “we,” “us,” “our,” “the Company” and “our company” refer to FEEC and its subsidiaries.  References to “common stock” refer to the common stock of FEEC.  References to “FEEB” refer to Far East Energy (Bermuda), Ltd., our principal operating subsidiary.  We are an independent oil and gas company.  FEEC, together with its subsidiaries, engages in the acquisition, exploration and development of coalbed methane gas (“CBM”) properties solely in the People’s Republic of China (“PRC”).  Prior to December 31, 2011, we were classified as a development stage company and our activities were principally limited to the drilling, testing, and completion of exploratory and pilot development CBM wells, together with other organizational activities.  As of December 31, 2011, we received our first independent, third party reserve report (the “Reserve Report”).  The Reserve Report provided an estimate of our proved, probable and possible reserves as of December 31, 2011 as determined in accordance with the applicable Securities and Exchange Commission (“SEC”) definitions and regulations.  We have progressed from the development stage status due to the quantity of estimated proved reserves and our generation of gas sales revenues.

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

Reclassification.  Certain reclassifications have been made to the consolidated statement of operations for the three and nine months ended September 30, 2011 to be consistent with the 2012 presentation.

Recently Issued Accounting Standards and Developments.  There were no recent accounting pronouncements at September 30, 2012 that materially affected our company.

2.  Liquidity and Realization of Assets

All of our reserves are located in Shanxi Province, China.  At December 31, 2011, our estimated net proved and net probable reserves were 54.6 million cubic feet (“MMcf”) and 379.6 MMcf of CBM, respectively.  At December 31, 2011, the standardized measure of our future net cash flows, discounted at 10 percent per annum, relating to our proved CBM reserves was $62.5 million.

In 2010, China United Coalbed Methane Corporation, Ltd. (“CUCBM”), our Chinese partner company for the production sharing contract governing CBM production activities on the approximately 418,500 acres in the Shouyang block of Shanxi Province (the “Shouyang PSC”), and Shanxi Province Guoxin Energy Development Group Limited (“SPG”) executed a gas sales agreement (the “Gas Sales Agreement”), to which we are an express beneficiary, to sell CBM produced in the CBM field (the “Shouyang Field”) governed by the Shouyang PSC.   Gas sales commenced in the first quarter of 2011.   As of September 30, 2012, gas sales proceeds to be collected were approximately $1.1 million, and were recorded in Accounts Receivable. A portion of the gas sales proceeds are recorded in Accounts Receivable as a result of our experiencing delays in collecting certain accounts receivable from CUCBM because of delays in reconciling certain administrative procedures among Shanxi provincial authorities, CUCBM and SPG, which has resulted in delays in payment from SPG.  We have funded our exploration and development activities primarily through the sale and issuance of common stock, proceeds received from the closing of the Facility Agreement (as defined below) and sales of CBM.

On November 28, 2011, FEEB entered into a Facility Agreement, as borrower, with Standard Chartered Bank (“SCB”), as lender, and the Company, as guarantor (the “Facility Agreement”).  The Facility Agreement provides for a $25 million credit facility, the proceeds of which are currently used for project costs with respect to the operations under the Shouyang PSC, as well as for finance costs and for general corporate purposes approved by SCB.  The Facility Agreement is fully drawn and no amounts remain for borrowing.  See Note 3 – Facility Agreement.

Our current work programs satisfied the minimum exploration expenditures for our production sharing contracts (“PSCs”) for Shouyang and Yunnan for 2012.  With respect to the PSC governing CBM production activities on the approximately 573,000 acres in the Qinnan block of the Shanxi Province (the “Qinnan PSC”), we have halted activities on the Qinnan block pending resolution of whether or not its exploration period will be extended as a result of certain force majeure claims.

Management may seek to secure additional capital by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets, by obtaining additional debt, reserve based, project or equity-related financing.  However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through additional debt, reserve based project or equity-related financing. In addition, the terms and conditions of any potential strategic relationship or transaction or of any project or reserve based financing are uncertain, and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price.  Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer.  There can be no guarantee of future capital acquisition, fundraising or exploration success.  Based on our planned work programs,  if we do not secure additional capital and without accounting for any positive cash flow generated from our drilling program, we believe that the funds currently available to us should provide sufficient cash to fund our planned expenditures under the Shouyang PSC and other minimum operating costs through the end of 2012, without consideration of the Facility Agreement, which is due on November 28, 2012.

Financial markets have recently been affected by concerns over U.S. fiscal policy, including the uncertainty regarding the “fiscal cliff” composed of tax increases and automatic spending cuts that will become effective at the end of 2012 unless steps are taken to delay or offset them, as well as the need to again raise the U.S. federal government’s debt ceiling by the end of 2012 and reduce the federal deficit. These issues could, on their own, or combined with the slowing of the global economy generally, send the U.S. into a new recession, have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and disrupt economic activity in the U.S. and elsewhere. All of these factors could affect our ability to obtain, or may increase costs associated with obtaining additional funds through the sale of our securities or otherwise meet liquidity needs and obtain capital.

Our ability to continue as a going concern depends on our ability to obtain substantial funds for use in our development activities and upon the success of our planned exploration and development activities.  There can be no guarantee of future capital acquisition, fundraising or exploration success. However, in addition to revenue generation from the sale of CBM, we believe that we will continue to be successful in securing the additional capital necessary to continue as a going concern.

3.  Facility Agreement

On November 28, 2011, FEEB entered into the Facility Agreement with SCB.  The Facility Agreement provides for a $25 million credit facility, the proceeds of which are currently used for project costs with respect to the operations under the Shouyang PSC, as well as for finance costs and for general corporate purposes approved by SCB.  The Facility Agreement had an initial 9-month term ending August 28, 2012, which we have extended to November 28, 2012.  Loans under the Facility Agreement incurred interest at LIBOR plus a margin rate of 9.5% during the initial period and 10.0% thereafter, and mandatory costs, if any, to compensate SCB for certain Hong Kong regulatory compliance costs.  At September 30, 2012, the total amount drawn under the Facility Agreement was $25.0 million and the related accrued interest was $0.3 million.  In connection with and as security for the Facility Agreement, FEEB and/or the Company entered into certain other ancillary agreements, including a Share Pledge Agreement, an Account Charge Agreement, an Assignment of Shareholder Loans and a Subordination Agreement (collectively referred to as the “Ancillary Agreements”).  Under the Ancillary Agreements, the

Company pledged its shares in FEEB and granted a security interest in certain intercompany debt to SCB, and FEEB granted a security interest in certain bank accounts to SCB.  During the quarter ended September, 30, 2012, we drew down the remaining balance under the Facility Agreement of $4.7 million.

In 2011, the Company incurred approximately $1.7 million in financing costs in connection with entering into the Facility Agreement.  In the first nine months of 2012, the Company incurred approximately $0.3 million and $0.5 million in financing costs in connection with amending and extending the Facility Agreement, respectively.  The costs related to the Facility Agreement were capitalized as deferred financing costs and amortized over the term of the Facility Agreement.  The effective interest rate, including amortization of financing cost and commitment fee, for the Facility Agreement was 23.0% per annum as of September 30, 2012.  Amortization expense for the nine months ended September 30, 2012 was approximately $1.9 million.

4.  Oil and Gas Properties

The costs associated with our oil and gas properties include the following (in thousands):

	At September 30,	At December 31,
	2012	2011
Proved oil and gas properties	$70,931	$66,361

Unproved leasehold costs	275	275
Unproved oil and gas properties	-	1,624
Total unproved oil and gas properties	275	1,899
Accumulated depreciation, depletion and amortization	(1,718)	(744)

Total oil and gas properties, net	$69,488	$67,516

Unproved Leasehold Costs.  Unproved leasehold costs are composed of amounts we paid to PRC’s Ministry of Commerce of the People’s Republic of China (“MofCom”) and CUCBM pursuant to the PSC governing CBM production activities on the approximately 119,340 acres in Yunnan Province (the “Yunnan PSC”) we entered into in 2002.

Unproved Oil and Gas Properties. Unproved oil and gas property costs include only suspended well costs which are direct exploratory well costs pending determination of whether proved reserves have been discovered. Accounting guidance regarding capitalization of suspended well costs is provided by FASB ASC Topic 932.  FASB ASC Topic 932 addresses whether there are circumstances under the successful efforts method of accounting for oil and gas producing activities that would permit the continued capitalization of exploratory well costs beyond one year, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are under way or firmly planned for the near future.  Capitalization of costs should be continued beyond one year in cases where reserves for the project are not yet proven, but the Company demonstrates sufficient continuing progress toward assessing those reserves.  Under the Shouyang Modification Agreement, among other provisions, the Company exchanged five wells, the costs of three wells were previously recorded in Unproved Oil and Gas Properties, with CUCBM for one well and for CUCBM agreeing not to exercise their option to participate for 30% in an area of approximately 65 km2, or 16,000 acres.  See Note 7 for further discussion of the Shouyang Modification Agreement.  Accordingly approximately $1.6 million was reclassified from the Unproved Oil and Gas Properties to Proved Oil and Gas Properties in the quarter ended September 30, 2012.

The following table reflects the net changes in capitalized exploratory well costs for the nine months ended September 30, 2012 (in thousands):

For the nine months ended
September 30, 2012
Beginning balance at January 1	$1,624
Additions to unevaluated exploratory well costs pending the determination of proved reserves	-
Reclassifications of wells, facilities, and equipment based on the determination of proved reserves	-
Reclassified to Proved Oil and Gas Properties per Shouyang Modification Agreement	(1,624)
Unevaluated exploratory well costs charged to expense	-
Ending balance at September 30	$-

At September 30, 2012, the Company had no costs capitalized for exploratory wells for a period of greater than one year after the completion of drilling.

5.  Asset Retirement and Environmental Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment at September 30, 2012 (in thousands):

For the nine months ended
September 30, 2012
Carrying amount at beginning of period	$739
Liabilities incurred	15
Liabilities settled	-
Accretion expense	69
Settlement of obligation	(13)
Revisions	-
Carrying amount at end of period	$810

Current portion	$-
Noncurrent portion	$810

6.  Other Fixed Assets

Other fixed assets, net include the following (in thousands):

	At September 30,	At December 31,
	2012	2011
Other fixed assets	$2,292	$2,071
Accumulated depreciation	(1,098)	(858)
Other fixed assets, net	$1,194	$1,213

Other fixed assets include leasehold improvements, equipment and furniture.  Depreciation expense for the nine-month periods ended September 30, 2012 and 2011 were approximately $241,000 and $155,000, respectively.  Depreciation expense for the three-month periods ended September 30, 2012 and 2011 were approximately $81,000 and $59,000, respectively.

7.  Commitments and Contingencies

Legal Proceedings.  We are periodically named in legal actions arising from normal business activities. We evaluate the merits of these actions and, if we determine that an unfavorable outcome is probable and can be estimated, we will establish the necessary accruals. We do not anticipate any material losses as a result of commitments and contingent liabilities.  We 2012 are involved in no material legal proceedings.

Shouyang Production Sharing Contract.   We are the operator under the Shouyang PSC to develop the Shouyang block in Shanxi Province.    The term of the Shouyang PSC consists of an exploration period, a development period and a production period. During the exploration period, we hold a 100% participating interest in the properties, and we must bear all exploration costs for discovering and evaluating CBM-bearing areas.  We have negotiated and signed multiple amendments with our Chinese partner companies to extend the exploration period under our PSCs. The Shouyang Modification Agreement provides a four-year extension of the exploration period for approximately 297,415 acres (approximately 1,203.6 square kilometers) of the Shouyang block from June 30, 2011 to June 30, 2015, and a two-year extension for approximately 121,080 acres (approximately 490 square kilometers) from June 30, 2011 to June 30, 2013. The Shouyang PSC expires on July 1, 2032 unless extended.

We operate approximately 409,825 acres (1,658.5 square kilometers) of the Shouyang block. There is an approximately 15,990 acre (approximately 64.7 square kilometer) portion of the block that has recently been certified by the Chinese Ministry of Land Resources (the “MLR”), which is a step that is a necessary regulatory requirement to obtain a permanent development license.  This portion of the block covers our pilot development wells located in the northern portion of the Shouyang block (the “1H Pilot Area”) and a westward extension thereof.  We have a 100% participating interest (subject to a net 3.5% revenue interest held by an affiliate of ConocoPhillips) in this portion of the block, which contains all of the wells in the 1H Pilot Area (the area of our current CBM sales) and the planned expansion thereof. With respect to the remaining 393,835 acres (1,593.8 square kilometers), CUCBM maintains the right to elect up to a 30% participating interest upon completion of certain milestones, and we retain the remaining participating interest in the contract area, subject to the 3.5% revenue interest.

During the exploration period, FEEB must complete at least the minimum work program and seek commercial deposits of CBM that can be developed in commercially paying quantities. In order to shift from the exploration period to the development period, an overall development plan (“ODP”) is prepared and submitted for governmental approval for a particular CBM field.  The preparation of an ODP application will require certification in accordance with MLR standards, as well as technical, commercial, environmental, health and safety plans demonstrating how the CBM field will be developed for the exploitation of CBM located therein.  Currently, we and CUCBM are in the process of jointly preparing an ODP application for the Nanyanzhu ODP area located in the northern portion of the Shouyang block (the “SY ODP Area”).

Under the Shouyang Modification Agreement, following expiration of the extended exploration periods, we may elect to continue the process of trying to convert portions of the Shouyang block into MLR certified areas in order to transition these areas into the ODP certification process.  Any acreage that is not at or past the stage of submittal of a technical report that reasonably meets the criteria for MLR certification will be relinquished unless the parties agree otherwise.

The development period as to any portion of the Shouyang block will begin after the date of commencement of production of commercial grade quantities of CBM with respect to that area.  Any CBM produced and sold prior to the approval of an ODP is deemed to occur during the development period, and production is to be distributed in accordance with the parties participating interests in such CBM field. Provided we remain in compliance with the requirements under the Shouyang PSC, the Shouyang PSC allows production to continue on a CBM field until the earlier of the end of the useful life of that area or June 30, 2032, unless extended or otherwise amended.

Under the PSCs, we have committed to satisfy certain annual minimum exploration expenditure requirements for each PSC. Our minimum exploration expenditure requirement for each block is based on the minimum exploration expenditure requirements of CUCBM established by the MLR, subject to such additional commitments as we deem reasonably necessary and appropriate in light of negotiations to extend the underlying exploration periods of the PSCs. The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by each PSC. As a result, the annual minimum exploration expenditure requirement is approximately $2.9 million for the Shouyang PSC, based on the currency exchange rate between the U.S.  Dollar to the Chinese Renminbi (“RMB”) as of September 30, 2012.  Pursuant to the Shouyang Modification Agreement, the portion of the exploration expenditures which exceeds the current year’s minimum exploration expenditure requirement can no longer be carried forward for the satisfaction of the subsequent year’s minimum requirement. Under the Shouyang PSC, we are required to pay certain fees totaling $0.5 million for the year of 2012.  These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits.  We have completed the minimum work obligations under the Shouyang PSC. The Shouyang Modification Agreement requires us to drill 25 additional wells in the non-MLR certified area by June 30, 2013, and drill additional 13 wells during the period from July 1, 2013 to June 30, 2015, spending at least $15.8 million based on the currency exchange rate between the U.S. Dollar and the RMB as of September 30, 2012.

Qinnan Production Sharing Contract. FEEB is the operator under the Qinnan PSC to develop the Qinnan block in Shanxi Province. CUCBM is in the process of assigning the Qinnan PSC to China National Petroleum Company (“CNPC”).  The term of the Qinnan PSC consists of an exploration period, a development period and a production period. During the exploration period, we hold a 100% participating interest in the properties, and we must bear all exploration costs for discovering and evaluating CBM-bearing areas. If any CBM field is discovered, the development costs for that CBM field will be borne by us and CUCBM or CNPC (following the assignment of the Qinnan PSC) in proportion to the respective  participating interests. At that time, we will recover that share of the up-front exploration costs allocable to our Chinese partner company through a gradual cost recovery mechanism.  The exploration period is divided into three phases called Phase I, Phase II and Phase III.  We have completed our Phase I, Phase II and Phase III work program obligations under the Qinnan PSC, and intend to continue pilot development and exploration activities in Phase III until we transition into the development period.

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

Under the Qinnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements.  As with the Shouyang PSC, our minimum exploration expenditure requirement is based on the minimum exploration expenditure requirements of CNPC established by the MLR.  The MLR sets its requirements by applying a minimum expenditure per square kilometer to the total acreage encompassed by each PSC.  The annual minimum exploration expenditure requirement under the Qinnan PSC is approximately $3.7 million in the aggregate based on the currency exchange rate between the U.S. Dollar and the RMB as of September 30, 2012.  These expenditure requirements are denominated in the RMB and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the RMB.  Because the stated expiration date for the exploration period for the Qinnan PSC occurred on June 30, 2009, and we have not yet received an extension, we have halted activities associated with the Qinnan block pending receipt of an extension, should one ultimately be granted.

Yunnan Production Sharing Contract. On January 25, 2002, we entered into a PSC to develop two areas in Yunnan Province: (1) the Enhong area, which covers approximately 145,198 acres (587.6 square kilometers), and (2) the Laochang area, which covers approximately 119,340 acres (482.943 square kilometers)( the “Yunnan PSC”). FEEB is the operator under the Yunnan PSC. The term of the Yunnan PSC consists of an exploration period, a development period and a production period. The exploration period is divided into two phases, Phase I and Phase II. We have completed Phase I and are operating in Phase II. During the fourth quarter of 2011, we signed a modification agreement to the Yunnan PSC (the “Yunnan Modification Agreement”), which was approved by MofCom on June 15, 2012 and extended the exploration period until December 31, 2013, in exchange for the relinquishment of the 145,198 acres (587.6 square kilometers) in the Enhong part of the Yunnan PSC contract area (hence the Yunnan PSC comprises the Laochang area only, and is called the Laochang block).  Under the Yunnan Modification Agreement, we may elect to continue the process of trying to transition CBM fields into the ODP process for certain areas.  Any acreage that is not at or past the stage of submittal of a technical report to CUCBM that reasonably meets the criteria for MLR certification will be relinquished unless the parties otherwise agree.   Our operations will focus on obtaining MLR certification in the Yuwang area and preparing for compilation of an ODP to submit for approval.  The development period of any CBM field in the Yunnan PSC area will begin after the approval of an ODP. An ODP would be developed and filed jointly by us and CUCBM, seeking approval from Chinese governmental authorities, for any CBM field that we and CUCBM elect to develop.  The production period of any CBM field in the Yunnan PSC area will begin after the date of commencement of production of commercial grade quantities of CBM with respect to that CBM field. Provided that we remain in compliance with the requirements under the Yunnan PSC, production will be allowed to continue on a CBM field until the earlier of the end of the useful life of the field and January 1, 2033, unless extended or otherwise amended.  We are responsible for all exploration costs related to the Yunnan PSC, including all exploration costs for discovering and evaluating CBM-producing areas.  If any CBM field is discovered within the contract area, CUCBM will be deemed to hold a 40% participating interest in such field and we will be deemed to have a 60% participating interest, unless CUCBM elects to participate at a lower level, in which case we will retain all participating interests not taken by CUCBM and shall be responsible for development costs in proportion to our participating interest.

During the exploration period, we must bear all exploration costs for discovering and evaluating CBM-bearing areas.  According to the recent Modification Agreement, our work commitment to complete Phase II consists of drilling a total of eight wells during the entire exploration period, as extended, spending at least $0.8 million (4,850,000 RMB) per year based on the current exchange rate between the U.S. Dollar and the RMB as of September 30, 2012 as the minimum exploration expenditure.  We plan to continue the dewatering/test-production and we anticipate the production of more gas as the dewatering process moves forward and the interference between wells can be established, together with a reduction in the fluid-level, creating a funnel effect covering a relatively larger area of the reservoir. Recently, gas production from one of the pilot wells has remained steady at a rate around 20 Mcf (550 cubic meters) per day, with the peak daily rate as high as 65 Mcf (1,850 cubic meters).  After initial testing, it was determined that this CBM field possesses one of the higher-rank coals in China, which means that the coal in this CBM field contains more carbon and typically results in a much higher energy content and higher gas content.  Accordingly,  we plan to analyze obtained data through pilot production and evaluate the performance of the reservoir, then decide whether or not to continue the pilot testing. Furthermore, in order to apply for an ODP to enter the development period, it is under consideration that more parameter wells and pre-production wells may be planned for drilling, especially in the Yuwang subblock of the Laochang PSC project.

Under the Yunnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements.  Our minimum exploration expenditure requirements for the blocks subject to the Yunnan PSC are based our negotiated agreement to extend the Yunnan PSC exploration period. As a result of MofCom approval of the Yunnan Modification Agreement, we are obligated to drill a total of eight wells during the entire exploration period, as extended, spending at least $0.8 million (4,850,000 RMB) per year based on the current exchange rate between the U.S. Dollar and the RMB as of September 30, 2012 as the minimum exploration expenditure. Under applicable MLR rules for minimum expenditure requirements, the annual minimum exploration expenditure requirement for the Yunnan PSC is approximately $1.2 million before the modification but reduced with relinquishment of acreage, based on the currency exchange rate between the U.S. Dollar and the RMB as of September 30, 2012.  As we have already drilled five wells in the Laochang region during Phase II of the Yunnan exploration period, we are only obligated to drill an additional three wells before December 31, 2013 to satisfy the minimum work commitment in the Yunnan Modification Agreement.

These requirements are denominated in RMB and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the RMB. The MLR minimum expenditure requirements are a significant factor that influences our exploration work program. Under the Yunnan PSC, we were required to pay certain fees totaling $0.5 million for the year of 2012. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits. Based on the Yunnan Modification Agreement, the unfulfilled exploration work commitment will be added to the minimum exploration work commitment for the following year. If we terminate the Yunnan PSC and there exists an unfulfilled balance of the minimum exploration work commitment, we will be required to pay the balance to CUCBM.

8.  Common Stock

Shares Withheld for Taxes.  During the nine months of 2012, we withheld 25,029 shares of our common stock from the vesting of nonvested shares (also commonly referred to as "restricted stock") granted to employees to satisfy tax withholding obligations of $7,000.  Once withheld, the shares were canceled and removed from the number of outstanding shares.  Accordingly, we reduced our common stock and our additional paid in capital on our consolidated balance sheet by an amount which equaled the fair market value of the withheld shares on the date of withholding and cancellation.  We subsequently remitted the amount withheld to the tax authority.

Outstanding Warrants.  A summary of warrants outstanding as of September 30, 2012 is as follows (in thousands, except exercise price):

	Warrants	Expiration Date In
Exercise Price	Outstanding	2012	2013	2014		2015
$0.54	290	-	-	290	(1)	-
$0.80	4,662	-	-	-		4,662
$1.00	8,400	-	8,400	-		-
$1.25	4,623	-	-	4,623		-
Total	17,975	-	8,400	4,913		4,662

(1)  During the first quarter of 2010, these warrants were granted to investors and placement agent in conjunction with the investors’ purchase of our common stock.

9.  Share-Based Compensation

We grant nonvested shares of common stock and options to purchase common stock to employees, members of the board of directors and consultants under our shareholder-approved 2005 Stock Incentive Plan (the "2005 Plan").  Grants prior to the adoption of the 2005 Plan and inducement grants associated with hiring of new employees and appointment of new directors were generally issued outside of the 2005 Plan.  During the first six months of 2012, we awarded options to purchase up to 970,000 shares of our common stock and 2,602,500 nonvested shares under the 2005 Plan to employees and members of the board of directors; and options to purchase up to 150,000 shares of our common stock and 105,000 nonvested shares outside the 2005 Plan to a consultant.  We did not award any options to purchase our common stock or any nonvested shares or other full-valued stock-based award during the third quarter of 2012.  During the first quarter of 2011, we awarded options to purchase up to 1,785,000 shares of our common stock and 1,669,800 nonvested shares under the 2005 Plan to employees and members of the board of directors; and options to purchase up to 250,000 shares of our common stock and 190,000 nonvested shares outside the 2005 Plan to a new employee and a consultant.  As of September 30, 2012, we had 13,116,699 shares available for awards under the 2005 Plan, of which 1,604,199 shares could be issued as nonvested shares or other full-valued stock-based awards.

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

The compensation expense is included in the Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Exploration Costs	$37	$45	$115	$137
General and Administrative	220	168	681	527
	$257	$213	$796	$664

The following table summarizes stock option transactions during the nine months ended September 30, 2012 (in thousands, except grant price):

	Options	Weighted Average Grant Price
Outstanding at January 1, 2012	10,524	$1.04
Granted	1,120	0.33
Forfeited	-	-
Cancelled	(435)	1.45
Expired	(60)	0.65
Outstanding at September 30, 2012	11,149	$0.95

Exercisable at September 30, 2012	8,789	$1.08

At September 30, 2012, the weighted average remaining contractual life for the stock options outstanding and exercisable was 5.04 years and 4.02 years, respectively.

The following table summarizes shares of nonvested stock transactions during the nine months ended September 30, 2012 (in thousands, except per share data):

	Nonvested Shares	Weighted Average Fair Value Per Share	Vest Date Fair Value
Outstanding at January 1, 2012	2,102	$0.54
Granted	2,707	0.32
Vested	(835)	0.50	$263
Withheld for Taxes	(25)	0.53
Outstanding at September 30, 2012	3,949	$0.40

As of September 30, 2012, we had approximately $1.7 million in total unrecognized compensation cost related to share-based compensation, of which $1.1 million was related to shares of nonvested stock grants and was recorded in unearned compensation on our consolidated balance sheets.  This cost is expected to be recognized over a weighted average period of 1.8 years at September 30, 2012.  This expected cost does not include the impact of any future share-based compensation awards.

10.  Supplemental Disclosures of Cash Flow Information

We use the indirect method to present cash flows from operating activities. Cash paid for interest expense and income taxes for the nine-month period ended September 30, 2012 were $1.6 million and zero, respectively. Other supplemental cash flow information for the nine-month periods ended September 30, 2012 and 2011 is presented as follows (in thousands):

	Nine months ended September 30,
	2012	2011
Non-cash transactions:
Amortization of deferred financing costs	$1,911	$73
Non-cash share-based compensation	$796	$664
Common stock issued to convert notes payable	$-	$6,800
Asset retirement and environmental obligation	$15	$154

11. Subsequent Events

Subsequent events have been evaluated through the date financial statements were filed with the SEC.  There were no items that would have a material impact to the consolidated financial statements presented in this Form 10-Q.

PART 1.  FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 ("2011 Annual Report"), our Quarterly Report on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, the risk factors contained herein, in our 2011 Annual Report, in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2012, and June 30, 2012 and all of the other information contained elsewhere in this report.  The terms "we," "us," "our," “the Company” and "our company" refer to Far East Energy Corporation and its subsidiaries, unless the context suggests otherwise. The term "FEEB" refers to Far East Energy (Bermuda), Ltd., a wholly-owned subsidiary, which conducts substantially all of our operations in China.

Overview.  As of December 31, 2011, we had estimated net proved gas reserves of 54.6 MMcf with an associated standardized measure of our future net cash flows of proved reserves, discounted at 10 percent per annum of $62.5 million.  As of December 31, 2011, total net probable reserves were estimated to be 379.6 MMcf.  Prior to December 31, 2011, we were classified as a development stage company and our activities were principally limited to drilling, testing and completion of exploratory and pilot development CBM wells and organizational activities.  As of December 31, 2011, we received the Reserve Report, which provided an estimate of our proved, probable and possible reserves as of December 31, 2011 as determined in accordance with the applicable SEC definitions and regulations.  We have progressed from the development stage status due to the quantity of estimated proved reserves and our generation of gas sales revenues.

The proved reserves set forth in the Reserve Report are attributable to approximately 13,360 gross and net acres (approximately 54.066 square kilometers).  The probable and possible reserves set forth in the Reserve Report are attributable to approximately 85,502 gross and net acres (approximately 346.0143 square kilometers), which includes the Shouyang block proved reserve locations. This total acreage covered by the Reserve Report represents only approximately 21% of our total gross and net acreage of the Shouyang block.

During the first nine months of 2012, we continued our efforts to explore and develop CBM in Shanxi Province pursuant to our Shouyang PSC.  We continued to employ numerous safety precautions to ensure the safety of our employees and independent contractors.  We also seek to conduct our operations in accordance with various laws and regulations concerning the environment, occupational safety and health.

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

Gas sales volume, net to the Company, during the third quarter 2012 was 79 MMcf, increased 22 MMcf as compared to the second quarter 2012.

On November 28, 2011, FEEB and the Company entered into the Facility Agreement.  The Facility Agreement provides for a $25 million credit facility, the proceeds of which are currently used for project costs with respect to the Shouyang block in Shanxi Province, China, as well as for finance costs and for general corporate purposes approved by SCB.  The Facility Agreement had an initial 9-month term ending August 28, 2012, which we have extended to November 28, 2012. During the quarter ended September 30, 2012, we drew down the remaining balance under the Facility Agreement of $4.7 million.  At September 30, 2012, the total amount drawn under the Facility Agreement was $25.0 million and the related accrued interest was $0.3 million.

Management may seek to secure capital by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets, by obtaining additional debt, reserve based, project or equity-related financing.  However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through additional debt, reserve based, project or equity-related financing. In addition, the terms and conditions of any potential strategic relationship or transaction or of any reserve based or project financing are uncertain, and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price.  Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer.  There can be no guarantee of future capital acquisition, fundraising or exploration success.  Based on our planned work programs, if we do not secure additional capital and without accounting for any positive cash flow generated from our drilling program, we believe that the funds currently available to us should provide sufficient cash to fund our planned expenditures under the Shouyang PSC and other minimum operating costs through the end of 2012, without consideration of the Facility Agreement, which is due on November 28, 2012.

Financial markets have recently been affected by concerns over U.S. fiscal policy, including the uncertainty regarding the “fiscal cliff” composed of tax increases and automatic spending cuts that will become effective at the end of 2012 unless steps are taken to delay or offset them, as well as the need to again raise the U.S. federal government’s debt ceiling by the end of 2012 and reduce the federal deficit. These issues could, on their own, or combined with the slowing of the global economy generally, send the U.S. into a new recession, have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and disrupt economic activity in the U.S. and elsewhere. All of these factors could affect our ability to obtain, or may increase costs associated with obtaining additional funds through the sale of our securities or otherwise meet liquidity needs and obtain capital.

Our ability to continue as a going concern depends on our ability to obtain substantial funds for use in our development activities and upon the success of our planned exploration and development activities.  There can be no guarantee of future capital acquisition, fundraising, joint venture relationships, or exploration success. However, in addition to revenue generation from the sale of CBM, management believes that we will continue to be successful in securing additional capital necessary to allow us to continue as a going concern.

Although we believe the results of our exploration activities in Shanxi and Yunnan Provinces to date have been favorable, we will need to complete more wells to achieve commercial viability in these provinces, which will require additional capital expenditures. Our current and future work programs for our PSCs will depend on our ability to raise additional capital to fund our exploration activities. Our current work programs are described below.

Shouyang Block, Shanxi Province.  On July 5, 2012, we received notification that the Shouyang Modification Agreement had received formal approval from the MofCom. Among other provisions, the Shouyang Modification Agreement extends the exploration period of the Shouyang PSC to at least June 30, 2013 for approximately 121,080 acres (approximately 490 square kilometers) and to at least June 30, 2015 for approximately 297,415 acres (approximately 1,203.6 square kilometers). The total acreage now covered by the Shouyang PSC consist of approximately 418,500 acres (approximately 1,693.6 square kilometers) of which we operate approximately 409,825 acres (1,658.5 square kilometers).  The variation between acreage covered by the Shouyang PSC and acreage operated by us is related to the fact that within the 418,500 acres (1,693.6 square kilometers), there is an approximately 24,660 acre (approximately 99.8 square kilometer) portion of the block that has recently been certified by the MLR, which is one step that is a necessary regulatory requirement to obtain a permanent development license.  This portion of the block covers our pilot development wells located in the 1H Pilot Area and a westward extension thereof.  We elected to forego our rights to approximately 8,675 acres (approximately 35.1 square kilometers) of this MLR certified  area, allowing CUCBM to proceed independently at its sole risk to develop this area. In return for that, CUCBM elected to forego its participation rights in approximately 15,990 acres (approximately 64.7 square kilometers) in this MLR certified area. We believe that this is an advantageous arrangement for us because it provides us with a 100% participating interest (subject to a net 3.5% revenue interest held by an affiliate of ConocoPhillips) in the approximately 15,990 acre (approximately 64.7 square kilometer) area, which contains all of the wells in the 1H Pilot Area (the area of our current CBM sales) and the planned expansion thereof. With respect to the remaining 393,835 acres (1,593.8 square kilometers), CUCBM maintains the right to elect up to a 30% participating interest upon completion of certain milestones, and we retain the remaining participating interest in the contract area, subject to the 3.5% revenue interest held by an affiliate of ConocoPhillips.

The P8 well, drilled on the portion of the Shouyang block relinquished by us pursuant to the Shouyang Modification Agreement and associated agreements, will be replaced by CUCBM pursuant to an agreement whereby CUCBM has agreed to drill an appraisal well on our behalf in the Shouyang block outside of the SY ODP Area to the same coal seam as the P8 well, which shall include the expenses associated with coring, fracturing and other testing.

Pursuant to the Gas Sales Agreement, for which we are an express beneficiary, SPG is initially required to purchase up to 300,000 cubic meters (10.584 MMcf) per day (the “Daily Volume Limit”) of CBM produced on the Shouyang Field on a take-or-pay basis, with the purchase of any quantities above such amount to be negotiated pursuant to a separate agreement.  The Gas Sales Agreement obligates SPG to commit to having demand capacity to accept up to at least 1 million cubic meters (approximately 35 MMcf) of CBM per day from the Shouyang block by 2015 but does not obligate FEEB or CUCBM to sell gas in excess of the Daily Volume Limit. The term of the Gas Sales Agreement is 20 years.

In September 2011, SPG completed the construction of additional gathering lines in the 1H Pilot Area. Currently, we have 54 wells connected to the gathering lines in the 1H Pilot Area.

The price to be paid by SPG, excluding the effect of any applicable rebates or subsidies, for CBM under the Gas Sales Agreement was 1.20 RMB per cubic meter (or $5.36 per Mcf based on the September 30, 2012 exchange rate, including tax) until June 12, 2011 and thereafter the price was subject to change based on the parties’ agreement in accordance with market economic principles.  The Gas Sales Agreement provides that if the parties are unable to agree on new pricing, the then-current price shall apply to all gas sales.  As the parties to the Gas Sales Agreement have not yet agreed upon a revised price for CBM sales, the 1.20 RMB per cubic meter price continues to apply at this time.  Additionally, enacted Chinese government and Shanxi provincial subsidies equal 0.20 RMB and 0.05 RMB per cubic meter, respectively, for a total of 0.25 RMB per cubic meter.  The price received by CUCBM and FEEB, including subsidies for gas sales should be approximately 1.45 RMB per cubic meter.  This equates to approximately $6.48 per Mcf at exchange rates as of September 30, 2012. The Gas Sales Agreement also provides for price adjustments in accordance with changes to the published Chinese national natural gas price and annual price adjustments based on the parties’ mutual agreement.  If the parties do not agree on a new price, the then-current price shall continue in effect and either party may seek to resolve any pricing dispute pursuant to arbitration.  SPG is obligated to pay CUCBM, as collection agent, for all CBM monthly in advance, based on anticipated deliveries for the coming month.  The gas sale proceeds are recorded in our Accounts Receivable as a result of our experiencing delays in collecting certain accounts receivables from CUCBM because of delays in reconciling certain administrative procedures among Shanxi provincial authorities, CUCBM and SPG.

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

One deviated well was spudded and reached total depth in our Shouyang block during the third quarter 2012.  We anticipate increasing the pace of drilling significantly as we obtain additional capital.

As of mid October 2012, there were 73 wells dewatering the Shouyang block and producing CBM.  Additionally, as of that date, one well had been abandoned in the Shouyang block, and no dry holes had been drilled.

No wells were hydraulically fractured during the third quarter 2012 in the 1H Pilot area.  The stimulation techniques utilized in 2011 continued to be utilized during the first nine months of 2012, with higher sand concentrations and viscosified carrying fluids used to improve sand placement to enhance communication between the wellbore and the coal formation.

As a result of the approval of the Shouyang Modification Agreement by MofCom, FEEB gave up its rights to approximately 8,675 acres (approximately 35.1 square kilometers) of the MLR certified area to CUCBM, resulting in the relinquishment of five wells to CUCBM.  Therefore, the total number of wells drilled to total depth as of September 30, 2012 in the Shouyang block, after giving effect to the Shouyang Modification Agreement, was 86.  Of these 86 wells, 71 were wells drilled in the 1H Pilot Area in order to expand the field to the west and 15 were appraisal wells.  In addition to these wells, there are 4 wells in various stages of drilling operations.

A number of appraisal wells were drilled at approximately 4 to 5 kilometer intervals to the west and south of the 1H Pilot Area, which is adjacent to the northern boundary of the Shouyang block, with the goal of providing data to support the full extent of the northern portion of the Shouyang block that contains high gas content as well as good permeability characteristics. We have begun to drill appraisal wells to the east and southeast of the 1H Pilot Area.  Through the drilling of the appraisal wells we seek to determine what portion of the Shouyang block shares the same rare combination of high permeability and high gas content as discovered in the 1H Pilot Area. The drilling and production testing of the P12, P18 and SYS05 wells in the east and southeast portion of the Shouyang block respectively each demonstrate that permeability and the potential for significant gas production extend into these portions of the block. Most significantly, the SYS05 well in the southeastern portion of the block was successfully production tested at a rate exceeding MLR certification requirements.  Provided we remain in compliance with the requirements under the Shouyang PSC, the Shouyang PSC allows production to continue on a CBM field until the earlier of the end of the useful life of the field or June 30, 2032, unless extended or otherwise amended.

The following table reflects the permeability determined in the Shouyang block (area amended by the Shouyang Modification Agreement):

	Permeability Range	Number of Wells
Well Area	(Millidarcies - mD)	In this Range
1H Pilot Area	80-100	1H Pilot Area Wells
PDTW	200-300	1
PDTW	100-199	3
PDTW	50-99	3
PDTW	10-49	6

With permeabilities ranging from 10 millidarcies to 300 millidarcies, we believe that the No. 15 coal seam in the expanded areas tested appears to contain areas of high permeability coupled with high gas content.

We have recently obtained MLR certification to support the submission of our ODP application, which will be filed as soon as possible.  The MLR certification relates to an MLR certified area containing approximately 24,660 acres (approximately 99.8 square kilometers) in the northern portion of the Shouyang block.  The ODP submission process is progressing. The first round of bids for the subsurface and surface report compilation have been awarded.  We have selected an independent Class A engineering firm to prepare the subsurface report and a second Class A engineering firm to prepare the surface report, data collection, review and compilation.

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

Laochang Area, Yunnan Province.  On January 25, 2002, we entered into the Yunnan PSC to develop two areas in Yunnan Province: (1) the Enhong area, which covers approximately 145,200 acres (approximately 587.6 square kilometers), and (2) the Laochang area, which covers approximately 119,340 acres (approximately 482.943 square kilometers). During the fourth quarter of 2011, we negotiated and signed the Yunnan Modification Agreement to extend the exploration period until December 31, 2013 in exchange for the relinquishment of approximately 145,200 acres (587.6 square kilometers) in the Enhong portion of the Yunnan PSC contract area (hence the Yunnan PSC comprises the Laochang area only, and is called the Laochang block). The Yunnan Modification Agreement was approved by MofCom on June 6, 2012.  Under the Yunnan Modification Agreement, we may elect to continue the process of trying to convert portions of the Yunnan Laochang block into MLR certified areas in order to transition these areas into the ODP certification process and the development period for certain areas.   Any acreage that is not at or past the stage of submittal of a technical report to CUCBM that reasonably meets the criteria for MLR certification will be relinquished unless the parties otherwise agree.

The development period as to any portion of the Yunnan Laochang block will not begin until after the approval of an ODP application. An ODP would be developed and filed jointly by us and CUCBM, seeking approval from Chinese governmental authorities, for any portion of the Yunnan block that we and CUCBM elect to develop. The production period as to any portion of the Yunnan block will begin after the date of commencement of commercial production of CBM with respect to that area. Provided that we remain in compliance with the requirements under the Yunnan PSC, production will be allowed to continue on the respective producing portion of the Yunnan block until the earlier of the end of the useful life of that area or January 1, 2033, unless extended or otherwise amended.

We are responsible for all exploration costs related to the Yunnan PSC, including all exploration costs for discovering and evaluating CBM-producing areas. If any portion of the Yunnan Laochang block is discovered to be a CBM-producing area, CUCBM will be deemed to hold a 40% participating interest in such area and we will be deemed to hold a 60% participating interest, unless CUCBM elects to participate at a lower level, in which case we will retain all participating interests not taken by CUCBM and shall be responsible for development costs in proportion to our participating interest.

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

We plan to continue the dewatering/test-production and we anticipate the production of more gas as the dewatering process moves forward. Recently, gas production from one of the appraisal wells remained steady at a rate around 20 Mcf (550 cubic meters) per day, with the peak daily rate as high as 65 Mcf (1,850 cubic meters). After initial testing, it was determined that the portion of the Yunnan block where this appraisal well is located possesses one of the higher-rank and higher gas content coals in China. Accordingly, we plan to analyze and evaluate the performance of the reservoir, then decide whether or not to continue further testing.  Furthermore, in order to apply for an ODP to enter the development period, it is under consideration that certain geophysical surveys (e.g. 2D seismic) and more parameter wells and pre-production wells may be planned for drilling.

Production Sharing Contracts. Our operations on the Shouyang and Qinnan blocks in Shanxi Province and the Laochang area of Yunnan Province are conducted under three separate PSCs. We have negotiated and signed multiple amendments to extend the exploration periods under the Shouyang PSC and the Yunnan PSC.

During the exploration period, FEEB, as operator, must complete at least the minimum work program and seek commercial deposits of CBM that can be developed in commercially paying quantities. In order to shift acreage from the exploration period to the development period, an ODP is prepared and submitted for governmental approval.   The preparation of an ODP application will require certification by the MLR, as well as technical, commercial, environmental, health and safety plans demonstrating how the CBM field will be developed. Currently, we and CUCBM are in the process of jointly preparing an ODP application for the SY ODP Area.

We have fulfilled our previous obligations under the exploration periods of the original Shouyang and Qinnan PSCs. As discussed above, we have suspended CBM operations in Qinnan pending resolution and completion of the transfer of CUCBM’s interest in the Qinnan PSC to PetroChina via CNPC, however, there are no outstanding work obligations for the expired exploration period in Qinnan. We have completed the minimum work obligations under the Shouyang PSC. The Shouyang Modification Agreement would require us to drill 25 additional wells, in the non-MLR certified area by June 30, 2013, and drill additional 13 wells during the period from July 1, 2013 to June 30, 2015, spending at least $15.8 million based on the currency exchange rate between the U.S. Dollar and the RMB as of September 30, 2012.

Results of Operations

Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011:

The following table sets forth the natural gas sales data for the three-month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
Natural Gas
Sale Volumes, net to Far East (Mcf)	78,910	44,015
Per Day Volumes, net to Far East (Mcf per day)	858	478
Average Sale Price	$4.68	$4.63

Natural Gas Sales, net to Far East ($000's)	$369	$204

Sale volumes for the three months ended September 30, 2012, net to Far East, increased 35MMcf, or 79%, as compared to the same period a year ago due primarily to the increase in the number of producing wells connected to the gathering system.
The table below sets out major components of our expenditures (in thousands):

	Three months ended September 30,
	2012	2011
Additions to Oil and Gas Properties (capitalized)
- Shouyang Block, Shanxi Province (1)	$413	$5,946
Exploration Expenditures (expensed)
- Shouyang Block, Shanxi Province	1,075	1,022
- Qinnan Block, Shanxi Province	116	128
- Laochang Block, Yunnan Province	292	335
- Total	1,483	1,485
Lease Operating Expenditures (expensed)
- Shouyang Block, Shanxi Province	1,133	1,119
- Qinnan Block, Shanxi Province	15	-
- Total	1,148	1,119

Total Exploration and Operating Expenditures	$3,044	$8,550

General and Administrative Expenses	$3,572	$2,365

(1)	Capitalized in the Consolidated Balance Sheets.

The table below sets out the operating expenses in the Consolidated Statements of Operations for the three-month periods ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,
	2012	2011
Exploration costs	$1,483	$1,485
Lease operating expense	1,148	1,119
General and administrative	3,572	2,365
Depreciation, depletion and amortization	507	79
Total	$6,710	$5,048

The table below sets out components of exploration costs for the three months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,
	2012	2011
Technical personnel compensation	$101	$159
PSC related payments	288	240
Contract drilling & related expenses	1,094	1,086
Total	$1,483	$1,485

Exploration costs for the three months ended September 30, 2012 were materially unchanged compared to the same period in 2011.

The table below sets out components of lease operating expense ("LOE") for the three-month periods ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,
	2012	2011
Pumping Related Costs	$870	$981
Workovers	98	72
Supervision	180	66
Total	$1,148	$1,119

LOE for the three months ended September 30, 2012 was comprised of costs pertaining to the production and dewatering efforts in the Shouyang and Qinnan Blocks in Shanxi Province.  LOE for the three months ended September 30, 2012 were materially unchanged compared to the same period in 2011.

General and administrative ("G&A") expenses for the three months ended September 30, 2012 increased $1.2 million due primarily to increases in legal fees of $0.7 million, in investor relations of $0.1 million, other professional services of $0.1 million, office expenses of $0.1 million and travel of $0.1 million.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011:

The following table sets forth the natural gas sales data for the nine-month periods ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Natural Gas
Sale Volumes, net to Far East (Mcf)	183,891	90,857
Per Day Volumes, net to Far East (Mcf per day)	671	333
Average Sale Price	$4.69	$4.60

Natural Gas Sales, net to Far East ($000's)	$863	$418

Sale volumes for the nine months ended September 30, 2012, net to Far East, increased 93 MMcf, or 102%, as compared to the same period a year ago due primarily to (i) interruptions during the first quarter of 2011 as a result of testing and commissioning of equipment related to our first stage compressor sites as well as installation of gas sales meters and (ii) continued increase in the number of producing wells connected to the gathering system since the initial sales which commenced in the first quarter of 2011.

The table below sets out major components of our expenditures (in thousands):

	Nine months ended September 30,
	2012	2011
Additions to Oil and Gas Properties (capitalized)
- Shouyang Block, Shanxi Province (1)	$2,957	$14,158
Exploration Expenditures (expensed)
- Shouyang Block, Shanxi Province	3,081	2,939
- Qinnan Block, Shanxi Province	345	372
- Laochang Block, Yunnan Province	867	1,155
- Total	4,293	4,466
Lease Operating Expenditures (expensed)
- Shouyang Block, Shanxi Province	4,026	2,535
- Qinnan Block, Shanxi Province	47	-
- Total	4,073	2,535

Total Exploration and Operating Expenditures	$11,323	$21,159

General and Administrative Expenses	$8,999	$6,860

(1)	Capitalized in the Consolidated Balance Sheets.

The table below sets out the operating expenses in the Consolidated Statements of Operations (in thousands):

	Nine months ended September 30,
	2012	2011
Exploration costs	$4,293	$4,466
Lease operating expense	4,073	2,535
General and administrative	8,999	6,860
Depreciation, depletion and amortization	1,284	208
Total	$18,649	$14,069

The table below sets out components of exploration costs for the nine months ended September 30, 2012 and September 30, 2011 (in thousands):

	Nine months ended September 30,
	2012	2011
Technical personnel compensation	$287	$523
PSC related payments	812	720
Contract drilling & related expenses	3,194	3,223
Total	$4,293	$4,466

Exploration costs for the nine months ended September 30, 2012 were materially unchanged compared to the same period in 2011.

The table below sets out components of LOE for the nine-month periods ended September 30, 2012 and 2011 (in thousands):

	Nine months ended September 30,
	2012	2011
Pumping Related Costs	$3,264	$2,130
Workovers	384	266
Supervision	425	139
Total	$4,073	$2,535

LOE for the nine months ended September 30, 2012 was comprised of costs pertaining to the production and dewatering efforts in the Shouyang and Qinnan Blocks in Shanxi Province.  LOE for the nine months ended September 30, 2012 increased $1.5 million, due primarily to an increase in the number of wells operating and the addition of compression costs for gas delivery.

G&A expenses for the nine months ended September 30, 2012 increased $2.1 million due primarily to increases in legal fees of $1.3 million, in payroll related expenses of $0.5 million, in share-based compensation of $0.1 million, in office expense of $0.2 million and in professional services of $0.2 million. These increases were partially offset by decreases in gas marketing of $0.1 million.

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

The Facility Agreement provides for a $25 million credit facility to be used for project costs with respect to the Shouyang block, finance costs and other general corporate purposes approved by SCB.  On July 25, 2012, we extended the term of the Facility Agreement by three months, which resulted in a current term ending date of November 28, 2012. During the quarter ended September 30, 2012, we drew down the remaining $4.7 million as permitted by the Facility Agreement.  At September 30, 2012, the total amount drawn under the Facility Agreement was $25.0 million and the related accrued interest was $0.3 million.

Work Program Funding. Our current work programs would satisfy the minimum exploration expenditures for our Shouyang and Yunnan PSCs for 2012.  With respect to the Qinnan PSC, we have halted activities on the Qinnan block pending regulatory approval or denial.  Management may seek to secure capital by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets, by obtaining debt, reserve based, project or equity-related financing.  However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through debt, reserve based, project or equity- related financing.  In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt, reserve based project or equity-related financing are uncertain and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult.  In particular, any transfer of our rights under the PSCs will require the approval of our Chinese partner company and the MofCom.  There can be no assurance that the Chinese authorities will provide the approvals necessary for the consummation of a transaction or transfer.  There can be no guarantee of future success in capital acquisition, fundraising or exploration success.  Based on our planned work programs, if we do not secure additional capital, or enter into an agreement with a strategic partner, we believe that the funds currently available to us should provide sufficient cash to fund our planned expenditures under the Shouyang PSC and other minimum operating costs through the end of 2012, without consideration of the Facility Agreement, which is due on November 28, 2012.

Our ability to continue as a going concern depends upon our ability to obtain substantial funds for use in our development activities and upon the success of our planned exploration and development activities. There can be no guarantee of future capital acquisition, fundraising or exploration success. However, in addition to revenue generation from the sale of CBM, management believes that we will continue to be successful in securing additional capital necessary to allow us to continue as a going concern.

Our capital resources and planning can be impacted by fluctuations in the U.S. Dollar and RMB exchange rate as well as inflation in these countries.  For further discussion of these risks, see Item 3. "Quantitative and Qualitative Disclosures About Market Risk."

Cash Flows.  As of September 30, 2012, our balance in cash and cash equivalents was $3.6 million, a decrease of $19.6 million from the balance of $23.3 million as of December 31, 2011.  The decrease was due primarily to $22.7 million cash used by operating activities and $3.2 million used by investing activities offset by a $6.2 million net proceeds from the credit facility.

Cash used in operating activities for the nine months ended September 30, 2012 was $22.7 million as compared to cash used in operating activities for the same period in 2011 of $12.9 million.  The increase in cash used in operating activities was due primarily to a $6.4 million change in working capital, an increase in LOE pumping related costs of $1.5 million and an increase in cash G&A expenses of $2.0 million.

Cash used in investing activities for the nine months ended September 30, 2012 was $3.2 million as compared to $15.8 million for the same period in 2011.  The decrease was primarily due to a reduction in additions to oil and gas properties of $12.5 million.

Cash provided by financing activities for the nine months ended September 30, 2012 was $6.2 million as a result of net proceeds from the Facility Agreement during the first nine months of 2012.  Cash provided by financing activities for the nine months ended September 30, 2011 was $13.5 million as a result of the sale of 34.9 million shares of our common stock.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected effects on our business or operations.  Actual results could differ materially from those projected in such forward-looking statements.  Factors that could cause actual results to differ materially from those projected in such forward-looking statements include: we may be unsuccessful in obtaining additional capital, whether through a strategic transaction or through debt, reserve based project or equity-related financing; the preliminary nature of well data, including permeability and gas content; there can be no assurance as to the volume of gas that is ultimately produced or sold from our wells; the fracture stimulation program may not be successful in increasing gas volumes; due to limitations under Chinese law, we may have only limited rights to enforce the Gas Sales Agreement; our lack of operating history; limited or potentially inadequate ability to refinance or  repay the outstanding amounts owed under the Facility Agreement; limited and potentially inadequate management of our cash resources; additional wells may not be drilled, or if drilled may not be timely; the pipelines currently under consideration may not be constructed, or if constructed may not be timely, or their routes may differ from those currently anticipated; the pipeline and local distribution/compressed natural gas companies may decline to purchase or take our gas, or the timing of any definitive agreement may take longer than anticipated and the terms may not be as advantageous as expected; risk and uncertainties associated with exploration, development and production of CBM; proved reserves may not be reported in a timely manner or at all and, if reported, may be smaller than anticipated; our inability to extract or sell all or a substantial portion of our estimated reserves and other resources; expropriation and other risks associated with foreign operations; disruptions in capital markets affecting fundraising; matters affecting the energy industry generally; lack of availability of oil and gas field goods and services; environmental risks; drilling and production risks; changes in laws or regulations affecting our operations, as well as other risks described in our 2011 Annual Report and subsequent filings with the SEC.

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

In addition to the U.S. Dollar, we conduct our business in RMB and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. In June 2010, China announced that it would gradually allow the RMB to float against the U.S. Dollar and, as a result, the Chinese currency is expected to slowly appreciate with respect to the U.S. Dollar. All of our costs to operate our Chinese offices are paid in RMB. Our exploration costs in China may be incurred under contracts denominated in RMB or U.S. Dollars. As of September 30, 2012 the U.S. Dollar ($) to RMB (¥) appreciated slightly at an exchange rate of about $1 to ¥6.31, compared to an exchange rate of $1 to ¥6.39 at September 30, 2011. If the RMB appreciates with respect to the U.S. Dollar, our costs in China may increase. To date we have not engaged in hedging activities to hedge our foreign currency exposure. In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk. If the exchange rate increased by 10%, it is estimated that our costs would be approximately $0.3 million lower in the third quarter of 2012. If the exchange rate were 10% lower during the third quarter of 2012, our costs would increase by approximately $0.4 million.

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

Although we commenced gas sales under the Gas Sales Agreement in the first quarter of 2011 and production has increased since then, we are not able to predict exactly when we will recognize significant revenues. We expect to experience operating losses and negative cash flow until production levels in the Shouyang block increase sufficiently.

Management will continue to seek to secure additional capital to continue operations and to meet future expenditure requirements necessary to retain our rights under our PSCs.  Management may seek to secure capital by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets or by obtaining debt, reserve based, project or equity-related financing.  However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through debt, reserve based project or equity-related financing. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult or impossible.  In particular, any transfer of our rights under any PSC will require the approval of our Chinese partner company.  There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer.  Financial markets have recently been affected by concerns over U.S. fiscal policy, including the uncertainty regarding the “fiscal cliff” composed of tax increases and automatic spending cuts that will become effective at the end of 2012 unless steps are taken to delay or offset them, as well as the need to again raise the U.S. federal government’s debt ceiling by the end of 2012 and reduce the federal deficit. These issues could, on their own, or combined with the slowing of the global economy generally, send the U.S. into a new recession, have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and disrupt economic activity in the U.S. and elsewhere. All of these factors could affect our ability to obtain, or may increase costs associated with obtaining additional funds through the sale of our securities or otherwise meet liquidity needs and obtain capital. In addition, a recession in the U.S. could adversely impact the demand for our products, negatively impact earnings, adversely affect the performance of our investments or result in impairments and could have a material adverse effect on our business, results of operations and financial condition.  Additionally, the ongoing crisis has created a difficult environment in which to negotiate and consummate a transaction. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt or equity-related financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price.  There can be no guarantee of future success in capital acquisition, fundraising or exploration success.  Based on our planned work programs, if we do not secure additional capital, or enter into an agreement with a strategic partner, we believe that the funds currently available to us should provide sufficient cash to fund our planned expenditures under the Shouyang PSC and other minimum operating costs through the end of 2012, without consideration of the Facility Agreement, which is due on November 28, 2012.

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

We have a limited source of revenue.

We will not generate material revenues from our existing properties until we have successfully completed exploration and development, and started meaningful production of CBM. Although we commenced sales under the Gas Sales Agreement in the early first quarter of 2011, and production has increased since then, we are not able to predict exactly when we will recognize significant revenues. SPG has completed its pipeline, which runs within 2 kilometers of our 1H Pilot Area and is being used to transport CBM sold pursuant to the Gas Sales Agreement. In September 2011, SPG completed the construction of additional gathering lines in the 1H Pilot Area. Currently, we have 54 wells connected to the gathering lines in the 1H Pilot Area.  Additionally, no facilities exist to transport or process CBM near our Yunnan Province projects. Our ability to realize revenues from any producing wells may be impaired until these pipelines or facilities are built out or arrangements are made to deliver our production to market.

We may be unable to continue to perform our obligations under our PSCs sufficiently or at all, which may have a material and adverse effect on our business, financial condition, results of operations and prospects.

Each of our PSCs contain requirements on the performance of the foreign contractors and operators, such as quality of services, timeframe of development plan and minimum capital expenditures.  In the event that we are unable to obtain sufficient funding to continue with the development in accordance with the timeframe prescribed in the relevant PSCs, or any failure or undue delay by our subcontractors or service providers to deliver the products or services that meet the quality requirements under the PSCs we may not sufficiently perform our obligations under the PSCs, which may have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 35 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Date: November 7, 2012

INDEX OF EXHIBITS

Exhibit Number	Description
3.1
Articles of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 17, 2005, and incorporated herein by reference).
10.1 †	Amendment Letter to the Facility Agreement dated May 21, 2012, among Far East Energy (Bermuda), Ltd., Far East Energy Corporation and Standard Chartered Bank.
31.1 †	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 †	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
32.2**	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
____________
**	Furnished herewith
†	Filed herewith