Form 10-K
period 2012-12-31
FAR EAST ENERGY CORP
filed 2013-03-18
CIK 1124024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

The aggregate market value of the voting common stock, par value $0.001 per share, held by non-affiliates of the registrant was approximately $58,614,000 as of June 30, 2012 (based on $0.17 per share, the last price of the common stock as reported on the OTC Bulletin Board on such date). For purposes of the foregoing calculation only, all directors, executive officers and 10% beneficial owners have been deemed affiliates.

The number of shares of common stock, par value $0.001 per share, outstanding as of February 28, 2013 was 346,392,279.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2013 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

FAR EAST ENERGY CORPORATION

i

PART I

ITEM 1. BUSINESS

General

We were incorporated in Nevada on February 4, 2000. In January 2002, we renamed our company Far East Energy Corporation and changed our focus to exploring, developing, producing and selling coalbed methane gas ("CBM"). Throughout this Annual Report on Form 10-K, the terms "Far East Energy," "Far East," "we," "the Company," "us," "our" and "our company" refer to Far East Energy Corporation and its subsidiaries. References to FEEB refer to Far East Energy (Bermuda), Ltd., our principal operating subsidiary. References to "China" and "PRC" are references to the People's Republic of China. References to the “MofCom” are references to the Chinese Ministry of Commerce, the principal regulatory authority with oversight responsibility for our production sharing contracts. References to the “MLR” are references to the Chinese Ministry of Land and Resources, the principal regulatory authority for the exploration, development and production of oil and gas resources in China. References to “CUCBM” are references to China United Coalbed Methane Company, Ltd, and references to “CNPC” are references to China National Petroleum Company. Throughout this Annual Report on Form 10-K, we use the term “our Chinese partner company” when referring to CUCBM and CNPC/PetroChina, as applicable. Today, the operations of our company and its subsidiaries concentrate on CBM exploration and development in the Shanxi Province in northern China and Yunnan Province in southern China. Our goal is to become a recognized leader in CBM property acquisition, exploration, development and production in China. Our principal headquarters office is located at 363 North Sam Houston Parkway East, Suite 380, Houston, Texas 77060. Our main office in China is located in Beijing.

Far East Energy believes that good environmental, social, health and safety performance is an integral part of our business success. Our commitment to these principles is demonstrated by the fact that we have had no lost-time accidents in over seven years and no major environmental incidents. We conduct our business with respect and care for our employees, contractors, communities, and the environments in which we operate. Our vision is zero harm to people and the environment while creating value for our shareholders as well as for China, including the regions and communities within which we operate. We have a commitment to be a good corporate citizen of China, striving to emphasize and utilize very high levels of Chinese personnel, services, and equipment; and we have achieved very high percentages of Chinese content in each category.

As of December 31, 2012, we had estimated net proved gas reserves of 51.3 MMcf with an associated standardized measure of our future net cash flows of proved reserves, discounted at 10 percent per annum of $40.4 million. As of December 31, 2012, total net probable reserves were estimated to be 392.4 MMcf.

We are a party to three production sharing contracts ("PSCs") in China, under which we have the right to explore and potentially develop the 409,824 acre (1,658.5 km2) Shouyang Block in Shanxi Province (the "Shouyang PSC"), the Laochang Area, which totals 119,327 acres (482.9 km2) in Yunnan Province (the "Yunnan PSC") and the 573,000 acre (2,318.8 km2) Qinnan Block also in Shanxi Province (the "Qinnan PSC"),

As provided to date, the exploration period of the Shouyang PSC runs to at least June 30, 2013 for approximately 121,255 acres (approximately 490.7 square kilometers) and to at least June 30, 2015 for approximately 288,570 acres (approximately 1,167.8 square kilometers).

On June 12, 2010, CUCBM and Shanxi Province Guoxin Energy Development Group Limited ("SPG") executed the Shouyang Project Coalbed Methane Purchase and Sales Contract (the "Gas Sales Agreement"), to which we are an express beneficiary, to sell CBM produced in the CBM field governed by the Shouyang PSC. Pursuant to the Gas Sales Agreement, SPG is initially required to purchase up to 300,000 cubic meters (10,584,000 cubic feet) per day of CBM (the "Daily Volume Limit") produced at the Shouyang Block on a take-or-pay basis, with the purchase of any quantities above such amount to be negotiated pursuant to a separate agreement.  The term of the Gas Sales Agreement is 20 years. The per day sales volumes for each year in the two-year period ended December 31, 2012 were below the Daily Volume Limit. Gas sales volume, net to the Company, during 2012 was 260.4 MMcf compared to 140.9 MMcf in 2011. See "Shouyang PSC" below.

On November 28, 2011, FEEB entered into a Facility Agreement, as borrower, with Standard Chartered Bank (“SCB”), as lender, and the Company, as guarantor (the “Facility Agreement”). The Facility Agreement provided for a $25 million credit facility to be used for project costs with respect to the Shouyang Area, finance costs and other general corporate purposes approved by SCB.  The Facility Agreement had an initial 9-month term and was subsequently extended. At December 31, 2012, the Facility Agreement was drawn in full.

On January 14, 2013, the Company sold senior secured notes of FEEB (the “Notes”) and warrants to purchase common stock of FEEC (the “Warrants”) to certain institutional investors for $60,000,000 of gross proceeds in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) thereof and Regulation S thereunder (the “Private Placement”). The Private Placement closed on January 15, 2013.

On January 15, 2013, the Company entered into the Fifth Amendment to the Facility Agreement, dated November 28, 2011 (the “Fifth Amendment”), among FEEC, FEEB and Standard Chartered Bank, to provide for the extension of the maturity date thereof until January 15, 2014. The Fifth Amendment was subject to the repayment of $4.125 million of the outstanding principal amount and the repayment of $0.7 million of capitalized interest. The total amount of outstanding principal and capitalized interest under the Facility Agreement prior to the repayment of such amount was $25.8 million (which includes $125,000 borrowed on January 11, 2013). In addition, accrued interest, amendment fees and certain transaction expenses were paid at closing out of the gross proceeds of the Private Placement. As of January 15, 2013, the amount remaining owed under the Facility Agreement was $21.0 million. After taking into account the amounts paid pursuant to the Fifth Amendment and transaction fees and expenses incurred in connection with the Fifth Amendment and the Private Placement, the net proceeds to the Company of the Private Placement were $52.0 million.

As modified to date, the exploration period of the Yunnan PSC runs to December 31, 2013. See “Yunnan PSC.”

The exploration period of the Qinnan PSC expired on June 30, 2009, and we cannot continue our exploration activities in the Qinnan block without an extension of the exploration period or a new PSC. We are continuing to pursue an extension of the exploration period of the Qinnan PSC, but we cannot be optimistic at this time. We believe the underlying exploration period should be extended due to events beyond our reasonable control, namely the lengthy transfer of rights taking place from CUCBM to CNPC. See " Qinnan PSC" below for further discussion of our efforts to secure an extension of the exploration period for the Qinnan PSC.

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

The productivity potential of a well depends on many reservoir and geological characteristics, including permeability of the coal, thickness and depth of the coalbed, the coal ranking of the coalbed, gas content and other factors. We consider these factors, as well as isotherm tests conducted on core samples, the amount of dewatering required of a well and a number of other factors, are relevant when determining where to target development of CBM.

Permeability. CBM production requires that the coal have sufficient permeability. Permeability is the ability of a substance to allow another substance to pass through it. Permeability in coal is primarily created by naturally occurring fractures, which are commonly referred to as cleats. Permeability is largely based upon how many cleats the coal has and how close they are to each other. The more cleats the coal has, the better the coal’s permeability and the greater the opportunity to retrieve the adsorbed CBM. Tectonic fracturing and artificial fracture stimulation can also contribute greatly to permeability. Reservoirs with high permeability have a higher propensity for strong gas production than less permeable reservoirs. The same permeability that can contribute to strong gas production also initially allows more water to flow through the coal. Thus, coal seams with higher permeability often take significantly longer time to dewater than lower permeability coal seams. Once sufficient water is produced, higher permeability normally allows wells to maintain higher production rates for longer periods and enables higher gas recoveries with fewer wells.

Thickness. The thickness of the coal seam is a key factor in CBM production. A coal seam with otherwise unacceptably low permeability could produce commercial quantities of gas if the coal seam has sufficient thickness. In this case, the gas would flow out slowly, but because the coal seam is thick, more of the gas would be produced since there is a large area from which to collect the CBM. A coal seam with high permeability and high thickness would allow for higher production rates for longer periods (as described below) to flow from a large area.

Depth. The depth of the coal seam is also a significant factor in the productivity potential of a well. Where the coal, and thus the methane gas, lies at shallow depths, wells are generally easier to drill and less expensive to complete. With greater depth, increased pressure closes cleats in the coal, which reduces permeability and the ability of the CBM to move through and out of the coal. On the other hand, if a coal seam is not buried deep enough, there may not have been sufficient water pressure to hold the gas in place and through geologic time the gas may have escaped from the coal. However, both deep and shallow coal seams can produce significant CBM quantities, especially where high permeability, thickness and gas content are characteristics present as some of our deeper wells have proven.

Coal Ranking. Methane gas is contained in all ranks of coal. Most CBM is contained in the highest rank coal, which is called anthracite. Unfortunately, anthracite has very low permeability. Semi-anthracite coal typically has lower quantities of CBM than anthracite coal, but may contain significant cleats as well, making it more permeable. The coalbeds found in our Shouyang Block and Qinnan Block projects are semi-anthracite coal that have a favorable cleat structure, and thus high permeability.

The next lesser coal rank is bituminous coal that contains less CBM per ton than the anthracite and semi-anthracite coal but usually has a good cleat structure, allowing for better permeability. By way of example, the coalbeds found in the Laochang Area have bituminous and semi-anthracite coal.

Dewatering. Water must be removed from the coal seams to decrease reservoir pressure and release the gas to produce methane gas from coalbeds. After the detachment of gas molecules from the coal surface, or desorption, occurs, the gas diffuses through the coalbed's cleats and fractures toward the wellbore. Substantial dewatering of the coalbed is required initially. Water production declines as methane gas production increases. Dewatering of a well may generally range in length from a few weeks to as many as several years depending on the attributes of the coal seam.

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

Our business strategy is to acquire, explore, develop, produce and sell CBM in China. Due to its demonstrated high permeability and high gas content coals, our main operational focus will remain on the Shouyang Block in Shanxi Province. A low percentage of CBM fields worldwide demonstrate both high permeability and high gas content, but of those few CBM fields with both high permeability and high gas content, nearly all are considered large producers. China is currently the world's second largest user of petroleum and one of the largest importers of oil and, to a lesser extent, gas, in the world. China's energy needs have grown rapidly in the past 20 years, fueled in part by the tremendous economic growth during that period. The growth in demand for energy in China is projected to outpace the rest of the world over the next decade. As a result of China's increasing energy needs, the Chinese government has, in recent years, focused great attention on the development of energy sources, including CBM. To increase CBM production, the State Council, the chief administrative body of the PRC, created CUCBM in 1996. The State Council granted CUCBM rights to contract with foreign corporations for the exploration, development and production of CBM in China. In 2008, one of the major stakeholders of CUCBM, CNPC began the process to contract directly with foreign corporations to work on CBM projects instead of working through CUCBM. The Chinese government has provided incentives to stimulate the development of CBM, including enacting a Chinese government subsidy of 0.2 RMB per cubic meter and a Shanxi provincial subsidy of 0.05 RMB per cubic meter, exempting CBM development from import duties and import-related duties (See Encouraged and Restricted B of the Guidance Catalog of Industries for Foreign Investments, specific measures executed in accordance with No. 1602 Document issued by the State Administration of Customs in 1997) and reducing value-added tax ("VAT") for CBM projects with foreign companies to 0% compared to 13% VAT for conventional gas companies (See Interim Regulations of the People's Republic of China on Value Added Tax (November 10, 2008, Article 2)). For more information on the laws, regulations and regulatory bodies that affect our business, see "Regulations Impacting Our Business" below. Zhang Huangshend, Head of the Research Institute at the State Administration of Coal Mine Safety, recently stated that China plans to raise the government subsidy to 0.6 RMB per cubic meter (or $2.69 per Mcf based on the December 31, 2012 exchange rate).

Drilling and Hydraulic Fracturing Technologies

Vertical, deviated and horizontal drilling technologies have each yielded successful results in CBM applications. Vertical wells are the cheapest and most straightforward wells to drill and complete, but each vertical well requires a dedicated surface location. A horizontal well potentially allows a wellbore to be in contact with hundreds or thousands of feet of coal because the drill bit is redirected from a downward angle to a horizontal plane and tracks along the same plane as the coalbed, thereby exposing more coal to the wellbore. Deviated wells are used to access down hole locations that are not accessible with a vertical wellbore. Deviated wells are slightly more expensive and complicated to drill and complete than vertical wells. However, they are drilled from an existing well pad and location. Utilizing an existing well location allows more than one well to be drilled from the same pad, consequently reducing land and pad construction costs, as well as reducing environmental impact.

Hydraulic fracturing technology has been utilized in CBM exploration and development for many years. The technique fractures a formation by pumping fluid, in most cases water or water with a viscosifying agent, into the formation at a high enough pressure to open the formation to allow a proppant, such as sand, to be pumped into the formation. This act of opening the formation and pumping in a propping agent allows better communication between the wellbore and the formation. This is often necessary in formations where permeability around the wellbore is found to be reduced after drilling, thus lessening the ability of formation fluids to enter the wellbore and be produced.

We now typically use a combination of vertical wells and slightly deviated wells in order to minimize the land drilling pad that is necessary. The combination has resulted from a series of various drilling and completion methods that have been used to identify the most effective methods for the Shouyang Block.

Our Holdings and Activities in the People's Republic of China

Overview. In June 2003, we entered into two amendments to certain farmout agreements and assignment agreements with Phillips China, Inc., a subsidiary of ConocoPhillips ("Phillips"), pursuant to which we acquired a 40% net undivided interest from Phillips in the Shouyang and Qinnan PSCs between Phillips and CUCBM for Shanxi Province. CUCBM is a joint venture between China National Coal Group Corp. and China National Offshore Oil Corporation (“CNOOC”), both state-owned entities. The assignment agreements and related amendments to the farmout agreements substituted us for Phillips as the principal party and operator for the projects under the PSCs. These assignment agreements were approved by CUCBM on March 15, 2004, and ratified by the MofCom on March 22, 2004. The term of each of the Shouyang and Qinnan PSC consists of an exploration period, a development period and a production period. The exploration period is divided into three phases called Phase I, Phase II, and Phase III. Pursuant to the farmout agreements with Phillips, Phillips retained a participation interest of 30% with a right to convert such interest to an revenue interest. Upon our election to enter Phase III of the exploration periods in the Shouyang PSCs in June of 2006, Phillips elected to convey its remaining 30% participating interest to us and to receive an interest of 5% of revenues from production from our participating interest, not to exceed 3.5% of the total participating interest.

On January 25, 2002, we entered into the Yunnan PSC with CUCBM to develop two areas in Yunnan Province: (1) the Enhong area, which covers approximately 145,198 acres (587.6 km2), and (2) the Laochang area, which covers approximately 119,327 acres (482.9 km2).

Acreage in the People's Republic of China

In connection with the modification agreement agreed to with CUCBM and approved by the MofCom, the amount of acreage subject to the PSCs has been reduced with the Enhong Area of the Yunnan PSC relinquished altogether. The following table summarizes the acreage subject to our PSCs in China as of December 31, 2012, as well as the net acreage that will remain available for exploration and production under the PSCs pursuant to our respective participating interest share under the PSCs as modified and as approved by the MofCom:

	Acreage
	Gross (1)		Net (2)
China:
Shouyang Block, Shanxi Province	409,824		291,673
Area A	15,988	(3)	15,988
Area B	272,581	(4)	190,807
Area C	121,255	(4)	84,878
Qinnan Block, Shanxi Province (5)	573,000		401,100
Laochang Area, Yunnan Province	119,327	(6)	71,596

(1) Acreage reflects the PSC amendments to date for the Shouyang and Yunnan Blocks after receiving necessary governmental approvals and our agreement to allow CUCBM to proceed at its sole risk with a 100% participation interest as to 8,673 acres (35.1 square kilometers) in the Shouyang Block.

(2) In the Shouyang Block, the Chinese partner company has the option to receive up to a 30% participating interest share in Areas A, B and C within thirty (30) days of receipt of notice of Chinese certification of CBM resources in a particular CBM field. CUCBM did not elect to take any participating interest in Area A of the Shouyang Block, and thus we are entitled to a 100% participating interest share in Area A (subject to the Phillips 3.5% revenue interest). CUCBM will not have to make any election on Areas B or C until such time as we obtain Chinese certifications as to CBM resources in such areas. In the Yunnan Block, CUCBM has the right to accept up to a 40% participating interest share within thirty (30) days of receipt of notice of Chinese certifications of CBM resources in a particular CBM field. As of the date of this report, CUCBM has not elected to take a participating interest in any CBM field but the net acreage is presented as if CUCBM had made such election.

(3) As modified to date, unless extended or amended, the exploration period for Area A will expire on June 30, 2015. However, we may retain acreage under a variety of scenarios without further consents or approvals, including areas for which a report as to CBM resources has been submitted by us to CUCBM that reasonably complies with the Chinese CBM standards in connection with the process to compile an overall development plan. This has already been accomplished for Area A, as a report as to CBM resources has been submitted by us to CUCBM and that report was subsequently approved and certifications received from all requisite levels of the MLR.

(4) As modified to date, unless extended or amended, the exploration periods for Area B and Area C will expire on June 30, 2015 and June 30, 2013, respectively. However, we may retain acreage under a variety of scenarios without further consents or approvals, including areas for which a report as to CBM resources has been submitted by us to CUCBM that reasonably complies with the Chinese CBM standards in connection with the process to compile an overall development plan.

(5) Currently, the exploration period under the Qinnan PSC has technically expired, and we are pursuing claims that we are entitled to an extension of the exploration period due to a force majeure event in accordance with the terms of the Qinnan PSC. If and when our claims are resolved and a modification agreement is entered into with respect to the Qinnan PSC, the Chinese partner company may elect to take a participating interest share of up to 30%. If we are not successful in making such claims, the expiration period will have deemed to have expired, and we will no longer have authority to drill and pursue exploration activities on the Qinnan Block.

(6) As modified to date, unless extended or amended, the exploration period for the Laochang Area will expire on December 31, 2013. However, we may retain acreage under a variety of scenarios without further consents or approvals, including areas for which a report as to CBM resources has been submitted by us to CUCBM that reasonably complies with the Chinese CBM standards in connection with the process to compile an overall development plan.

As with any energy exploration and production company, we continuously review our acreage holdings in order to optimize those holdings. We may, from time to time and as circumstances dictate, decide to relinquish all or part of any of our blocks that we deem non-prospective or sub-optimal in order to optimize our acreage holdings and/or preserve cash resources.

Drilling Activity

For the years ended December 31, 2012, 2011 and 2010, the following table shows wells drilled and reached total depth:

	2012		2011		2010
	Gross	Net (1)	Gross	Net (1)	Gross	Net (1)
Exploratory wells:
Shouyang Block	4.0	4.0	35.0	32.9	26.0	18.2
Qinnan Block	-	-	-	-	-	-
Yunnan Block	-	-	-	-	-	-
Exploratory well Total	4.0	4.0	35.0	32.9	26.0	18.2

Development wells:
Shouyang Block	-	-	-	-	-	-
Qinnan Block	-	-	-	-	-	-
Yunnan Block	-	-	-	-	-	-
Development well Total	-	-	-	-	-	-

(1)	In the Shouyang Block, CUCBM has the option to receive up to a 30% participating interest share in Areas A, B and C within thirty (30) days of receipt of notice of Chinese certification of CBM resources in a particular CBM field. CUCBM elected not to take any participating interest in Area A of the Shouyang Block. Net wells are presented as if CUCBM elected to take its full participating interest under the Shouyang PSC as modified to date with respect to such wells on the dates indicated.

As of January 31, 2013, there were a total of 70 and 67.9 gross and net productive wells, respectively, after giving effect to CUCBM’s right to make participating elections in the Shouyang Block as if made on such date. Additionally, since inception through the end of January 2013, one well has been abandoned in the Shouyang Block.

Production, Sales, Prices and Expenses

Our gas sales commenced in March 2011. The following table sets forth information regarding the production and sales volumes, average sales prices received and production costs for the years ended December 31, 2012 and 2011, respectively.

	2012	2011
Gas sales volume, net to Far East (Mcf) (1)	260,424	140,887

Gas sales, net to Far East ($ in thousands)	$1,219	$653

Average Gas Sales Price, net of taxes ($ per Mcf)	$4.68	$4.63

PRC National Subsidy and Provincial Subsidies ($ per Mcf)	$1.13	$1.12

VAT Refund ($ per Mcf)	$0.62	$0.61

Total Gas Sales and Other Revenues ($ per Mcf)	$6.43	$6.36

Production Costs ($ per Mcf) (2) (3)	$19.69	$27.49

(1) Prior to July 1, 2012, to compensate CUCBM for its services as collection agent under the Gas Sales Agreement, Far East agreed to share approximately 7.5% of revenue with CUCBM prior to any exercise of its right to elect to participate in a portion of the Shouyang Block. Starting July 1, 2012, this agreement terminated, and we are receiving 100% of revenue (subject to the Phillips 3.5% revenue interest).

(2) Within the gas production costs, items which were denominated in Chinese Renminbi (“RMB”) were converted into U.S. Dollars by using the exchange rate as of the date of invoice.

(3) Production costs per Mcf are computed as total lease operating expenses divided by the total gas sold; therefore the production costs are currently high for several key reasons: (i) certain wells are dewatering and are not yet tied into the gathering system and therefore there are no gas sales to offset the production costs. (ii) given that the CBM field is characterized by high permeability, there is a longer dewatering period and thus a longer production period before significant gas volumes ramp up to more profitable gas sales volumes and (iii) the processing and compression facilities are presently oversized for the current gas sales volume. As the sales volume ramp as the reservoir matures, the facilities will operate much more efficiently. All these factors should significantly lower the production costs expressed as $/Mcf sold as the drilling program is implemented.

Shouyang PSC

As noted above, we are a party of the Shouyang PSC with CUCBM, which provides for an operating interest in approximately 409,824 acres (1,658.5 square kilometers) in the Shanxi Province, which includes approximately 15,988 acres (64.7 square kilometers) in the 1H Pilot Area for which the CBM resources have been certified by the MLR to support the request for a long-term development license and for which we hold at 100% participation interest.

In exchange for CUCBM’s election to forego its participation rights, we elected to forgo our rights to approximately 8,673 acres (35.1 square kilometers) of the original Shouyang PSC, which had also been certified by the MLR, allowing CUCBM to proceed independently at its sole risk to develop this area. We believe that this is an advantageous arrangement for us because it provides us with a 100% participating interest (subject to a net 3.5% revenue interest held by Phillips) in the approximately 15,988 acre (approximately 64.7 square kilometer) area, which contains all of the wells in the 1H Pilot Area (the area of our current CBM sales) and the planned expansion thereof. With respect to the remaining approximately 393,837 acres (1,593.8 square kilometers), CUCBM maintains the right to elect up to a 30% participating interest upon completion of certain milestones, and we retain the remaining participating interest in the contract area, subject to the 3.5% revenue interest held by Phillips.

The P8 well, drilled on the portion of the Shouyang Block in which we elected to forgo our rights, will be replaced by CUCBM pursuant to an agreement whereby CUCBM has agreed to drill an appraisal well on our behalf in the Shouyang Block outside of the area for which an overall development plan will be submitted as part of the application for a long-term development license to the same coal seam as the P8 well, which shall include the expenses associated with coring, fracturing and other testing.

During the exploration period, FEEB, as operator, must complete at least the minimum work program and seek commercial deposits of CBM that can be developed in commercially paying quantities. Under the Shouyang PSC, as modified to date, we are required to conduct pilot testing to obtain information necessary to prepare an application for an overall development plan to submit as part of the application for a long-term development license for a particular CBM field or area within the Shouyang Block.

The preparation of an overall development plan to be submitted as part of the application for a long-term development license will require adequate CBM resources certified to the applicable standard by the MLR, as well as technical, commercial, environmental, health and safety plans demonstrating how the CBM field will be developed for the exploitation of CBM resources located therein.

We are in the process of obtaining the necessary certifications to support the request for a long-term development license for an area in the northern part of the Shouyang Block, comprising an area of approximately 24,661 acres (99.8 square kilometers) subject to the original Shouyang PSC.

The key certification is that the identified development area contains verifiable/recoverable CBM resources that can be extracted in a commercially economic manner to the standards and guidelines set forth in the Specifications for Coalbed Methane Resources/Reserves (DZ/T0216-2010) (the “CBM Specifications”) promulgated by the MLR.

The first step in this process is to engage a Chinese company licensed by the MLR to compile reports as to CBM resources in accordance with MLR requirements. The licensed Chinese vendor will estimate CBM resources subject to certain conditions and assumptions specified in the CBM Specifications with respect to well spacing, the types of wells emphasized in the estimation of resources, the level of output of individual wells and the method of determining such output. The estimation of CBM resources at the necessary level is conducted only onblocks containing wells achieving a minimum standard of production for the CBM resources claimed for a time period of at least three months.

Upon completion of a preliminary draft of the report, an independent CBM expert reviews the report and provides comments to the licensed Chinese vendor. Once we are satisfied with the report, our Chinese partner company submits the report to the Petroleum Reserve Office of the MLR. After review and resolution of any questions or comments, the report is approved by the Petroleum Reserve Office of the MLR and submitted to the Reserve Review and Exam Office of the MLR for further review and certification. After review and resolution of any questions or comments, the CBM resources are then certified by the Reserve Review and Exam Office of the MLR to the requisite levels under the CBM Specifications, at which point work can commence on the application process for a long-term development license for the identified development area.

In our case, in October 2010, we engaged the Technology Department of CUCBM to compile our first report. Subsequently, we obtained our first certification from the MLR in June 2012 as to the area described above and are in the process of preparing an application for a long-term development license for the area. We are also evaluating additional acreage for future MLR certification.

The development period as to any CBM field covered by the Shouyang PSC will begin after the approval of the overall development plan for any such CBM field. As discussed above, CUCBM has agreed to waive its right to any participating interest share in approximately 15,988 acres (64.7 square kilometers) of the Shouyang Block and it has not currently elected to exercise its option to receive a 30% participating interest in any other CBM field that is developed in the Shouyang Block. Thus, Far East will be entitled to a 100% participating interest share in the entirety of its 1H Pilot Area (subject to Phillips 3.5% revenue interest).

The production period as to any CBM field covered by the Shouyang PSC project will begin after the date of commencement of commercial production of that CBM field, which should occur upon the completion of the overall development plan for such CBM field. Any CBM produced and marketed prior to the approval of an overall development plan is deemed to occur during the development period, and production is to be distributed in accordance with the parties participating interests in such CBM field. Provided we remain in compliance with the requirements under the Shouyang PSC, it allows production to continue on a CBM field until the earlier of the end of the useful life of the field or June 30, 2032, unless extended or otherwise amended. The Shouyang PSC expires on July 1, 2032 unless extended.

We have fulfilled our previous obligations under the exploration period of the original Shouyang PSC. As modified to date, the Shouyang PSC requires us to drill 25 additional wells in the non-MLR certified area by June 30, 2013, and drill additional 13 wells during the period from July 1, 2013 to June 30, 2015, spending at least $15.9 million based on the currency exchange rate between the U.S. Dollar and the RMB as of December 31, 2012.

On June 12, 2010, CUCBM and SPG executed the Gas Sales Agreement through which CBM produced at the Shouyang Block is sold. Pursuant to the Gas Sales Agreement, for which we are an express beneficiary, SPG is initially required to purchase up to 300,000 cubic meters (10.584 MMcf) per day (the “Daily Volume Limit”) of CBM produced on the Shouyang Block on a take-or-pay basis, with the purchase of any quantities above such amount to be negotiated pursuant to a separate agreement. The Gas Sales Agreement obligates SPG to commit to having demand capacity to accept up to at least 1 million cubic meters (approximately 35 MMcf) of CBM per day from the Shouyang Block by 2015 but does not obligate FEEB or CUCBM to sell gas in excess of the Daily Volume Limit. The term of the Gas Sales Agreement is 20 years.

In September 2011, SPG completed the construction of additional gathering lines in the 1H Pilot Area. Currently, we have 54 wells connected to the gathering lines in the 1H Pilot Area. Gas sales volume, net to the Company, during 2012 was 260.4 MMcf compared to 140.9 MMcf in 2011.

The price received from SPG for CBM under the Gas Sales Agreement was 1.20 RMB per cubic meter (or $5.38 per Mcf, inclusive of $0.62 for VAT and $0.08 for provincial taxes, based on the December 31, 2012 exchange rate, excluding the effect of any applicable subsidies) until June 12, 2011 and thereafter the price was subject to change based on the parties’ agreement in accordance with market economic principles. The 1.20 RMB per cubic meter price continues to apply at this time. The VAT portion of the sales price is refundable to the Company.

Additionally, enacted Chinese government and Shanxi provincial subsidies equal 0.20 RMB and 0.05 RMB per cubic meter, respectively, for a total of 0.25 RMB per cubic meter. The price received by CUCBM and FEEB, including subsidies for gas sales is 1.45 RMB per cubic meter. This equates to approximately $6.50 per Mcf at exchange rates as of December 31, 2012. The Gas Sales Agreement also provides for price adjustments in accordance with changes to the published Chinese national natural gas price and annual price adjustments based on the parties’ mutual agreement. If the parties do not agree on a new price, the then-current price shall continue in effect and either party may seek to resolve any pricing dispute pursuant to arbitration.

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

We believe that the addition of production wells in the 1H Pilot Area and the addition of appraisal wells throughout the Shouyang Block could add substantially to proved and probable reserves. The following discussion regarding our drilling activity involves the drilling of wells that constitute “exploratory wells,” as such term is defined in Rule 4-10(a)(13) of Regulation S-X.

One deviated well and two vertical wells were spudded during 2012. Two reached total depth in 2012 and the third well reached total depth shortly after the commencement of 2013. Additionally, two wells spudded in 2011 reached total depth in 2012.

In the Shouyang Block, as of January 31, 2013, the productive well count was 70 and 67.9 gross and net productive wells, respectively, after giving effect to CUCBM’s right to make participating elections in the Shouyang Block as if made on such date. Additionally, since inception through January 31, 2013, one well has been abandoned in the Shouyang Block.

Three wells were hydraulically fractured during the second quarter 2012, which were all located in the 1H Pilot area. The stimulation techniques utilized in 2011 continued to be utilized in 2012, with higher sand concentrations and viscosified carrying fluids used to improve sand placement to enhance communication between the wellbore and the coal formations. No wells were hydraulically fractured during the third or fourth quarter of 2012.

In connection with the modification of the Shouyang PSC in 2012, we elected to forego our rights to approximately 66,521 acres (269.2 square kilometers) of the Shouyang Block subject to the original Shouyang PSC, as well as an additional approximately 8,673 acres (35.1 square kilometers) located in the MLR certified area, which contains five wells that will be solely operated by CUCBM.

Therefore, the total number of wells drilled to total depth as of December 31, 2012 in the Shouyang Block, after giving effect to the wells to be solely operated by CUCBM, was 87. Of these 87 wells, 72 are wells drilled in the initial 1H Pilot Area to expand the field to the west and 15 are appraisal wells. In addition to these wells, there are 3 wells in various stages of drilling operations.

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

We obtained our first certification from the MLR in June 2012 as to an approximately 24,661 acre area (approximately 99.8 square kilometers) and are in the process of preparing an application for a long-term development license for the area. We are also evaluating additional acreage for future MLR certification.

Minimum Exploration Expenditure. Under the Shouyang PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements. Our minimum exploration expenditure requirement for each block is based on the minimum exploration expenditure requirements of CUCBM established by the MLR, subject to such additional commitments as we deem reasonably necessary and appropriate in light of negotiations to extend the underlying exploration periods of the PSC and in light of our exploration plans for the block. The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by the PSC. The annual minimum exploration expenditure requirement is approximately $2.9 million for the Shouyang PSC, based on the currency exchange rate between the U.S. Dollar and the Chinese Renminbi ("RMB") as of December 31, 2012.

During the exploration period, FEEB, as operator, must complete at least the minimum work program and seek commercial deposits of CBM that can be developed in commercially paying quantities. In order to shift acreage from the exploration period to the development period, an overall development plan is prepared and submitted for governmental approval. The preparation of an application to approve an overall development plan will require certification by the MLR, as well as technical, commercial, environmental, health and safety plans demonstrating how the CBM field will be developed.

Related Payments. Under the Shouyang PSC, we are required to make the following yearly payments to CUCBM. The annual payments are based on the currency exchange rate between the U.S. Dollar and the Chinese RMB as of December 31, 2012. As indicated below, certain amounts may change from year to year.

Annual Payments	Shouyang PSC
Exploration Period
Salary and Benefit
2013	$294,946
2012	279,990

Exploration Permit Fee	134,723
Training Fee	60,000
Assistance Fee	50,000

Development & Production Period
Signature Fee (1)	150,000
Training Fee	150,000
Assistance Fee	120,000

(1) Due within 30 days after first approval of the overall development plan following the exploration period.

Yunnan PSC. As noted above, we are a party to the Yunnan PSC with CUCBM, which provides for an operating interest in approximately 119,327 acres (482.9 square kilometers) in the Laochang Area. CUCBM has the right to accept up to a 40% participating interest within thirty (30) days of receipt of notice of Chinese certifications of CBM resources in a particular CBM field. Unless extended or amended, the exploration period will expire December 31, 2013. As modified to date, following expiration of the extended exploration period, we may elect to continue the process of trying to convert portions of the Laochang Area into MLR certified areas in order to transition these areas into the process for a long-term development license and the development period for certain areas. Any acreage that is not at or past the stage of submittal of a technical report to CUCBM that reasonably meets the criteria for MLR certification will be relinquished unless the parties otherwise agree.

The development period as to any portion of the Laochang Area will not begin until after the approval of an application for an overall development plan. An overall development plan would be developed and filed jointly by us and CUCBM, seeking approval from Chinese governmental authorities, for any portion of the Laochang Area that we and CUCBM elect to develop. The production period as to any portion of the Laochang Area will begin after the date of commencement of commercial production of CBM with respect to that area. Provided that we remain in compliance with the requirements under the Yunnan PSC, production will be allowed to continue on the respective producing portion of the Laochang Area until the earlier of the end of the useful life of that area or January 1, 2033, unless extended or otherwise amended.

We are responsible for all exploration costs related to the Yunnan PSC, including all exploration costs for discovering and evaluating CBM-producing areas. If any portion of the Laochang Area is discovered to be a CBM-producing area, as noted above, CUCBM will be deemed to hold a 40% participating interest in such area and we will be deemed to hold a 60% participating interest, unless CUCBM elects to participate at a lower level, in which case we will retain all participating interests not taken by CUCBM and will be responsible for development costs in proportion to our participating interest.

Because there are no pipelines currently in the immediate vicinity of the Yunnan Province projects, our ability to sell CBM produced on these projects to communities outside the general area will be contingent upon a gas pipeline, compressed natural gas (“CNG”) facility or other offtake vehicle being built within close proximity to our project area. We have learned that CNPC has undertaken a pipeline construction project, with support from the Yunnan provincial government, to extend the Myanmar-China natural gas pipeline to pass through the city of Kunming, then move eastward through the city of Qujing, and finally go to Guizhou Province in the east. We believe that the construction, which would lay pipelines closer to our projects in the Yunnan Block, would help reduce the costs for CBM offtake from our projects and increase our ability to eventually deliver gas to consumers. If CUCBM elects a 40% participation interest in our Yunnan Province projects, our costs would be reduced accordingly.

Further exploration and development will be the subject of our internal strategic review of our remaining Yunnan Block holdings to determine whether they fit within our risk profile, given our other opportunities, such as our ability to potentially move into the development phase in Shouyang Block.

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

We plan to continue dewatering/test-production in the Laochang pilot test area. After initial testing, it was determined that the portion of the Yunnan Block where this appraisal well is located possesses one of the higher-rank and higher gas content coals in China. Accordingly, we plan to analyze and evaluate the performance of the reservoir, then decide whether or not to continue further testing. Furthermore, in order to meet the criteria for MLR certification and apply for a overall development plan to enter the development period, it is under consideration that certain geophysical surveys (e.g. 2D seismic), more parameter wells and pre-production wells may be planned.

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

Phase II. On February 23, 2005, we elected to enter into Phase II under our Yunnan PSC, which required us to drill at least one horizontal well with a minimum of two laterals or drill vertical wells equivalent to the same work amount. To continue our preparation for the drilling of the horizontal well and future development of this field, we have continued our geological and geophysical activities and drilled four slim hole vertical wells to gain more data and to enhance our understanding of structure complexity, coal lateral continuity, coal properties and reservoir characteristics. Based on the data gathered from these wells and other wells drilled by the Chinese coal industry, we drilled a cluster of four deviated wells to stimulate and test-produce the major coal seams in 2008. These wells were drilled diagonally from the same surface location as an existing vertical well to provide a close pattern of five wells to test the coal seams. This pattern allows us to optimize well spacing and reduce the cost of road/pad construction and land use. We believe this will prove to be an optimal method of developing a CBM field in mountainous terrain. As a result of our testing, we learned that these coal seams have low permeability and that we will need to fracture multiple zones to fully test these wells. The outcome of our strategic review discussed above will determine the future plan for these wells and the acreage.

Minimum Exploration Expenditure. Under the Yunnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements. Our minimum exploration expenditure requirements for the blocks subject to the Yunnan PSC are based our negotiated agreement to extend the Yunnan PSC exploration period. As modified to date, we are now obligated to drill a total of eight wells during the entire exploration period, as extended, spending at least $0.8 million (4,850,000 RMB) per year based on the current exchange rate between the U.S. Dollar and the RMB as of December 31, 2012 as the minimum exploration expenditure. Under applicable MLR rules for minimum expenditure requirements, the annual minimum exploration expenditure requirement for the Yunnan PSC is approximately $1.2 million before the modification but reduced with relinquishment of acreage, based on the currency exchange rate between the U.S. Dollar and the RMB as of December 31, 2012. As we have already drilled five wells in the Laochang Area during Phase II of the Yunnan exploration period, we are only obligated to drill an additional three wells before December 31, 2013 to satisfy the minimum work commitment in the Yunnan PSC as modified to date.

These requirements are denominated in RMB and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the RMB. The MLR minimum expenditure requirements are a significant factor that influences our exploration work program. Under the Yunnan PSC, we were required to pay certain fees totaling $0.5 million for the year of 2012. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits. As modified to date, the unfulfilled exploration work commitment will be added to the minimum exploration work commitment for the following year. If we terminate the Yunnan PSC and there exists an unfulfilled balance of the minimum exploration work commitment, we will be required to pay the balance to CUCBM.

Related Payments. Pursuant to the terms of the Yunnan PSC, we have paid CUCBM signature fees totaling $350,000 since the inception of the Yunnan PSCs. Under the Yunnan PSCs, we are required to make the following yearly payments to CUCBM. The annual payments are based on the currency exchange rate between the U.S. Dollar and the Chinese RMB as of December 31, 2012. As indicated below, certain amounts may change from year to year.

Annual Payments	Yunnan PSC
Exploration Period
Salary and Benefit
2013	$298,344
2012	315,024

Exploration Permit Fee	38,417
Training Fee	45,000
Assistance Fee	45,000

Development & Production Period
Training Fee	80,000
Assistance Fee	80,000

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

The amounts reflected for Qinnan PSC have been accrued but will not be paid until such time as the extension has been approved.

Annual Payments	Qinnan PSC
Exploration Period
Salary and Benefit
2013	$151,686
2012	143,100

Exploration Permit Fee	165,529
Training Fee	60,000
Assistance Fee	50,000

Development & Production Period
Signature Fee (1)	150,000
Training Fee	150,000
Assistance Fee	120,000

(1) Due within 30 days after first approval of an overall development plan following the exploration period.

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

Under the Gas Sales Agreement, SPG has begun to purchase gas from the Shouyang Block after the completion its pipeline, which runs from the Shanjing II pipeline (that runs from Ordos Basin to Beijing) to within 1 kilometer of our initial 1H Pilot Area in our Shouyang Block and then on to the Taiyuan area. The connecting pipeline is complete, and we have installed an in-field gathering system and compression facilities to increase the gas pressure to the pressure required for delivery.

A competing pipeline company, Shanxi International Energy Company ("Shanxi International"), built a second pipeline to the initial 1H Pilot Area. The pipeline was laid purportedly with a capacity of 50 million cubic feet per day, extending east from Taiyuan, passing through the 1H Pilot Area has and then turning south and southeast to the city of Heshun and Changzhi.

As of January 2013, the second pipeline was completed and connected with the Yu (lin)-Ji(Nan) Pipeline run by SinoPec, with annual capacity of approximately 2 billion cubic meter. It has been commissioned, but some stations along the trunk line are still under construction so we believe that it is not yet fully operational.

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

We have learned that CNPC has undertaken a pipeline construction project with support from the Yunnan provincial government to extend the Myanmar-China natural gas pipeline to pass through the city of Kunming, then go eastward through the city of Qujing, and finally connect with major interprovincial pipelines in Guizhou, Guangxi and Sichuan Provinces. Further, the pipeline plans are expected to include a branch that is intended to connect the city of Kunming to the city of Qujing. We believe that the construction would help reduce the cost for CBM off-take from our projects and increase our ability to eventually deliver gas to consumers. If CUCBM elects a 40% participating interest in the Yunnan Block, our costs would be reduced accordingly. However, there can be no assurances that this project will be undertaken or be completed or, if it is undertaken, that it will be completed on a timely basis. Additionally, there is no assurance that we will be able to use the pipeline on terms acceptable to us or at all, as the PRC does not require that open access to pipeline infrastructure be allowed.

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

Safety and Health Matters

We employ numerous safety precautions and emergency response plans designed specifically for our exploration activities in China to ensure the safety of our employees and independent contractors. We have maintained a strong safety record, which includes no lost-time accidents in over seven years and no major environmental incidents. We also conduct our operations in accordance with various laws and regulations concerning occupational safety and health. As protection against operating hazards and environmental risks, we maintain insurance coverage against some, but not all, potential injuries and losses. In addition, we require service providers we engage to maintain similar insurance coverage.

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

The exploration and production of CBM in China is regulated by and affected by the policies of multiple administrative bodies including the National Development and Reform Commission (“NDRC”), the MofCom, the MLR, CNPC and CUCBM. The Mineral Resources Law and the related regulations are the primary source of law governing the exploration and production of coalbed methane in China.

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

This partnership relationship is administered and delineated in whole or part through the PSC. In the PSCs, our Chinese partner company represents that it has full authority to contract with foreign investors for the purpose of exploring and producing CBM. Because only a Chinese party can hold an exploration license for CBM, the Chinese partner applies to the MLR for the exploration licenses on behalf of foreign investors. In operating under each PSC, our primary interaction with the Chinese government is with our Chinese partner and the JMC that administers our PSC. Each PSC has its own JMC. The JMC consists of members of our management team and representatives of our Chinese partner company and it meets on a periodic basis to, among other things, discuss and make decisions concerning our exploration and development progress and plans, including budgets and capital expenditure commitments. Under the terms of the PSCs, we must obtain the Chinese partner company’s consent to certain actions, including the transfer of any rights under the PSCs. Additionally, the PSCs authorize us to sell CBM directly into the market but our marketing efforts may be limited by certain Chinese regulations that require companies to have a permit not generally available to foreign companies to sell gas in certain Chinese localities.

Our Employees

As of February 28, 2013, we had 18 employees in China and 8 employees in the United States for a total of 26 employees, all of whom were employed by us on a full-time basis.

Our Website

Our website can be found at www.fareastenergy.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the U.S. Securities and Exchange Commission ("SEC"), pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, can be accessed free of charge by linking directly from our website under the "Investor Relations - SEC Filings" caption to the SEC's Edgar Database. These filings will be available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not part of this report.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Actual results could differ materially from those projected in such forward-looking statements. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include: the preliminary nature of well data, including permeability and gas content; there can be no assurance as to the volume of gas that is ultimately produced or sold from our wells; the fracture stimulation program may not be successful in increasing gas volumes; due to limitations under Chinese law, we may have only limited rights to enforce the Gas Sales Agreement, to which we are an express beneficiary; additional wells may not be drilled, or if drilled may not be timely; additional pipelines and gathering systems needed to transport our gas may not be constructed, or if constructed may not be timely, or their routes may differ from those anticipated; the pipeline and local distribution/compressed natural gas companies may decline to purchase or take our gas (although the Gas Sales Agreement with the pipeline is a “take or pay” contract), or we may not be able to enforce our rights under definitive agreements with pipelines; conflicts with coal mining operations or coordination of our exploration and production activities with mining activities could adversely impact or add significant costs to our operations; the MofCom may not approve on a timely basis or at all, the extension of the Qinnan PSC or, if so, on commercially advantageous terms; our Chinese partner companies or the MofCom may require certain changes to the terms and conditions of the Shouyang or Yunnan PSCs in conjunction with their approval of any extension of the exploration period, including reductions in acreage or a reduction in the term of the extension for the exploration period; our lack of operating history; limited and potentially inadequate management of our cash resources; risk and uncertainties associated with exploration, development and production of CBM; our inability to extract or sell all or a substantial portion of our estimated CBM resources; we may not satisfy requirements for listing our securities on a securities exchange; expropriation and other risks associated with foreign operations; disruptions in capital markets affecting fundraising; matters affecting the energy industry generally; lack of availability of oil and gas field goods and services; environmental risks; drilling and production risks; changes in laws or regulations affecting our operations, as well as other risks described in our filings with the SEC.

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

Additional risks include among others, the following:

Risks Relating to Our Business

We have a limited source of revenue.

We will not generate material revenues from our existing properties until we have successfully completed exploration and development, and started meaningful production of CBM. Although we commenced sales under the Gas Sales Agreement in the early first quarter of 2011, and sales increased in the second quarter and have remained steady since the third quarter of 2011, we are not able to predict exactly when we will recognize significant revenues. Although SPG has completed its pipeline, which runs within 2 kilometers of our 1H Pilot Area and is being used to transport CBM sold pursuant to the Gas Sales Agreement and in-field gathering system and compression equipment were connected to the pipeline in early January 2011, we have not yet achieved significant production in the Shouyang Block. Additionally, no facilities exist to transport or process CBM near our Yunnan Province projects. Our ability to realize revenues from any producing wells may be impaired until these pipelines or facilities are built out or arrangements are made to deliver our production to market.

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

Management will continue to seek to secure additional capital to continue operations and to meet future expenditure requirements necessary to retain our rights under our production sharing contracts (“PSCs”). In addition to the notes issued in the January private placement and subject to the indenture, management may seek to secure capital by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets or by obtaining debt, project or equity-related financing. However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through debt, project or equity-related financing. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult or impossible. In particular, any transfer of our rights under any PSC will require the approval of our Chinese partner company. There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer. The ongoing global financial crisis has created liquidity problems for many companies and financial institutions, and international capital markets have stagnated, especially in the United States and Europe. A continuing downturn in these markets could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through the sale of our securities or otherwise. The ongoing crisis has created a difficult environment in which to negotiate and consummate a transaction. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt or equity- related financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price.

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

We are in the exploration and development phase of our PSCs and have substantial capital requirements that, if not met, will hinder our ability to continue as a going concern.

We face significant challenges, expenses and difficulties as we seek to explore, develop and produce CBM. The development of our projects in China will require that we obtain funding to satisfy very significant expenditures for exploration and development of these projects, if they are to be successful. We will also require resources to fund significant capital expenditures for exploration and development activities in future periods. In this regard, CUCBM or CNPC could seek to renegotiate our PSCs to, among other things, increase our expenditures or accelerate our drilling program beyond the minimum contractual requirements under our PSCs. Our success will depend on our ability to secure additional capital to fund our capital expenditures until such time as revenues are sufficient to fund our activities. If we cannot obtain adequate capital, or do not have sufficient revenue to fund our activities, and we cannot obtain extensions to the requirements under our PSCs, we will not be able to successfully complete our exploration and development activities, and we may lose rights under our PSCs. This would materially and adversely affect our business, financial condition and results of operations.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations.

As of January 15, 2013, on a consolidated basis, we had total senior secured indebtedness outstanding of approximately $81.0 million, consisting of $60.0 million aggregate principal amount of our senior secured notes due 2016 and approximately $21.0 million aggregate principal amount under our facility agreement with Standard Chartered Bank. Subject to the restrictions in the indentures governing the secured notes and in the facility agreement, we may incur additional indebtedness. In addition, our senior secured notes provide for PIK interest, which will add to the aggregate principal amount outstanding on each interest payment date in which we are required or elect to pay PIK interest. Our high level of indebtedness could have important consequences for an investment in us and significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

•	make it more difficult for us to satisfy our financial obligations under our indebtedness and our contractual and commercial commitments and increase the risk that we may default on our debt obligations;

•	prevent us from raising the funds necessary to repurchase senior secured notes tendered to us if there is a change of control or in connection with an excess cash flow offer, asset sale offer or insurance proceeds offer, which would constitute a default under the indenture governing the notes;

•	require us to use a substantial portion of our cash flow from operations or from additional indebtedness or equity capital raises to pay interest and principal on the facility agreement and the senior secured notes, which would reduce the funds available for working capital, capital expenditures and other general corporate purposes;

•	limit our ability to obtain additional financing for additional drilling, working capital, capital expenditures, acquisitions and other investments, or general corporate purposes, which may limit our ability to execute our business strategy;

•	heighten our vulnerability to downturns in our business, our industry or in the general economy and restrict us from exploiting business opportunities or making acquisitions;

•	place us at a competitive disadvantage compared to those of our competitors that may have proportionately less debt;

•	limit management’s discretion in operating our business; and

•	limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy.

Each of these factors may have a material and adverse effect on our financial condition and viability. Our ability to satisfy our other debt obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors affecting our company and industry, many of which are beyond our control.

The development of CBM properties involves substantial risks, and we cannot assure that our exploration and drilling efforts will be successful.

The business of exploring for and, to a lesser extent, developing and operating CBM properties involves a high degree of business and financial risk that even a combination of experience, knowledge and careful evaluation may not be able to overcome. The selection of prospects for CBM drilling, the drilling, ownership and operation of CBM wells and the ownership of interests in CBM properties are highly speculative. We cannot always predict whether any of our wells will produce commercial quantities of CBM.

Drilling for CBM may involve unprofitable efforts from, among other things, wells that are productive but do not produce CBM in sufficient quantities or quality to realize enough net revenues to return a profit after drilling, operating and other costs. In the oil and gas industry, the cost of drilling, completing and operating wells is often uncertain, and cost overruns are common. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control, including but not limited to uncooperative inhabitants, title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment and services. In addition, other factors such as permeability, structural characteristics of the coal, or the quality or quantity of water that must be produced, may hinder, restrict or even make production impractical or impossible.

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

We will not generate material revenues from our existing properties until we have successfully completed exploration and development and increased production of CBM. Although we have commenced sales under the Gas Sales Agreement, we are not able to predict exactly when we will recognize significant revenues. Gas sales volume, net to the Company, during 2012 was 260.4 MMcf compared to 140.9 MMcf in 2011. Additionally, no facilities exist to transport or process CBM near our Yunnan Province projects. Our ability to realize significant revenues from any producing wells in Yunnan may be impaired until additional pipelines or compressed natural gas (“CNG”) facilities are built out or arrangements are made to deliver our production to market.

We are an early stage company and thus have a limited operating history for the purpose of evaluation of our performance and prospects.

We have been engaged principally in developing and implementing strategic operating and exploration plans, raising capital, hiring personnel, entering into contracts, acquiring rights to explore, develop, produce and sell CBM, and drilling, testing and completing exploratory wells. As an early stage company, we have limited operating experience in the distribution and marketing of CBM in China. We have limited operating history upon which you can evaluate our performance and prospects. In addition, we cannot forecast operating expenses based on our historical results, and our ability to accurately forecast future revenues is limited. As a result of our limited operating history, we are more susceptible to business risks, including the risk of unforeseen capital requirements, failure to establish business relationships, and competitive disadvantages against larger and more established companies.

We have a history of losses and expect to incur losses in the foreseeable future. If we do not achieve profitability, our financial condition and our ability to make interest payment in respect of the notes will suffer.

As of December 31, 2012, we have minimal revenues from the sale of CBM. Although we have commenced sales under the Gas Sales Agreement, we expect to continue to experience operating losses and negative cash flow for the foreseeable future. We must secure additional capital and/or generate sufficient revenues to fund anticipated drilling, exploration and operation costs and to achieve and maintain positive net income. We cannot guarantee that we will ever generate sufficient revenues to achieve positive net income, which would negatively impact our ability to make interest payments in respect of the notes. If we do achieve positive net income, we cannot assure you that we will be able to sustain or increase profitability in the future.

We must complete multiple additional CBM wells on our Shanxi Province and Yunnan Province projects before we can significantly increase production in Shanxi and commence production in Yunnan.

As of mid-February 2013, after giving effect to the modification of the Shouyang PSC in 2012, we have drilled to total depth 5 horizontal production wells, 21 vertical production wells, 46 deviated production wells, and 16 appraisal wells in the Shouyang Block. After giving effect to the modification of the Yunnan PSC in 2012, we have drilled to total depth 7 vertical wells and 4 deviated wells in Yunnan Block. As of mid February 2013, we have drilled to total depth 2 horizontal wells and 5 vertical wells in the Qinnan Block.

While subject to periodic maintenance, we have achieved continuous gas production in some of our wells, but there can be no assurance that mechanical events may not affect production from time to time. We have entered into the Gas Sales Agreement for the purchase and sale of up to the Daily Volume Limit of CBM produced at our Shouyang Block. We plan to continue to dewater existing wells and drill additional wells in the initial 1H Pilot Area to increase production. At this early stage, the volumes being produced while dewatering are still relatively small, and the data obtained is not yet sufficient to be able to project the peak gas production volume or to be able to conclude whether the wells will produce up to the Daily Volume Limit under the Gas Sales Agreement. None of the wells we have drilled to date in Yunnan or Qinnan are currently producing CBM as they are undergoing or will undergo dewatering and production testing. We are analyzing and evaluating drilling data obtained in an effort to determine how many additional wells we have to drill in order to begin production of commercial volumes in Qinnan and Yunnan; and, in Shouyang, while commercial production has been achieved, we desire to drill additional wells to increase production. We cannot make any assurances that we will have the resources to drill enough additional wells in the Shanxi and Yunnan Provinces to significantly increase production in the areas. As a result, even though we may have producing properties in the region, we may not be in a position to derive positive cash flow from operations from such wells. Actual production may vary materially from preliminary test results. Actual production from the wells may be at recovery rates and gas quality materially different than our first indications.

We are dependent on our key personnel and may not be able to hire and retain key employees to fully implement our business strategy.

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

Our business strategy concentrates on exploration and development of CBM in China. There is an inherent risk in not having a diverse base of properties in exploration and development, because we will not have alternate sources of revenue if we are not successful with our current exploration and development activities. As we will invest substantially all of our assets in this market, we may be more affected by any single adverse economic, political or regulatory event than a more diversified entity. Our failure in the exploration and development of our CBM property rights in China would have a material adverse effect on our business.

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

Certain social activist and other institutional investors have divested PetroChina securities because of its operations in various countries subject to U.S. export and asset controls, and our relationship with CNPC, its parent company, may adversely affect our reputation with such investors.

CNPC, our Chinese partner company in the Qinnan PSC, has operations in various countries subject to U.S. export or asset controls. We depend on CNPC, as the holder of the exploration license for CBM, to allow us to operate our Qinnan Block. We are aware of certain organizational and investor efforts to persuade PetroChina, the reporting subsidiary of CNPC in the U.S., to end its business contacts, direct or indirect, with certain countries, including Iran and Sudan, and that investors have divested PetroChina’s securities because of such ties. Iran and Sudan have been designated by the U.S. as state sponsors of terrorism. To date, we have detected no adverse investor sentiment regarding our contractual relationship with CNPC, no reluctance to invest because of such relationship and no desire or intent to divest our securities because of such relationship. Nevertheless, in light of the aforementioned organizational and investor efforts regarding PetroChina, we may suffer an adverse impact on our reputation as a result of our relationship with CNPC.

We may be unable to continue to perform our obligations under our PSCs sufficiently or at all, which may have a material and adverse effect on our business, financial condition, results of operations and prospects.

Each of our PSCs for the CBM blocks contains requirements on the performance of the foreign contractors and operators, such as quality of services, timeframe of development plan and minimum capital expenditures. In the event that we are unable to obtain sufficient funding to continue with the development in accordance with the timeframe prescribed in the relevant PSCs, or any failure or undue delay by our subcontractors or service providers to deliver the products or services that meet the quality requirements under the PSCs, we may not sufficiently perform our obligations under the PSCs, which may have a material and adverse effect on our business, financial condition, results of operations and prospects.

If we fail to maintain a continued good working relationship with our Chinese partner companies, our business, financial condition and results of operations may be materially and adversely affected.

Our business operations are based on the PSCs between us and our Chinese partner companies. The success of our business and such growth depend to a significant extent on our working relationship with our Chinese partner companies. However, we cannot assure you that we will be able to maintain a good working relationship with such partners. For instance, if we experience any material disagreement with our Chinese partner companies in the interpretations of any of the terms of the PSCs, or if we fail to comply with the terms of the PSCs in a timely manner or at all, our working relationship with our Chinese partner companies may be adversely affected. Furthermore, we may have disagreements over payment with our Chinese partner companies from time to time. If any Chinese partner company terminates a PSC, fails to perform under a PSC or decides not to enter into any new PSC with us, we cannot assure you that we will be able to secure a new production sharing arrangement in a timely manner or at all. In addition, any failure or undue delay by our Chinese partner companies to comply with the terms of any of the PSCs, or its unwillingness to cooperate with us for any reason, may also have a material adverse impact on the success of our operations.

Our Chinese partner companies control, to a significant extent, the volume of our net production through their status as our sole agent for sales of CBM and the influence they have over the management of the three CBM blocks through the respective joint management committees (“JMCs”). If our net production or sales of CBM decreases or if collections and remittances of accounts receivable are impaired, our business, financial condition and results of operations may be materially and adversely affected.

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

We must obtain an extension for our Qinnan Production Sharing Contract to continue our operations in the

Qinnan Area in Shanxi Province.

The exploration period of the Qinnan PSC in Shanxi Province expired on June 30, 2009, and we cannot continue our exploration activities in the Qinnan Block without an extension or a new PSC. We are continuing to pursue an extension of the exploration period of the Qinnan PSC and have asserted claims of force majeure pursuant to the terms of the Qinnan PSC, but we cannot be optimistic at this time. We believe the underlying exploration period should be extended due to events beyond our reasonable control, namely the lengthy transfer of rights taking place from CUCBM to CNPC’s wholly owned subsidiary PetroChina. At CNPC’s request, we have provided certain operational and financial information about us to assist them in the decision making process as to whether to recognize an extension of the exploration period in Qinnan. CNPC has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008. We have also provided to CNPC at their request our work plan for 2010 for Qinnan. In January 2011, we received a formal notice from CNPC that it has purportedly received all Chinese approvals with respect to the transfer and has requested that we execute a modification agreement to confirm PetroChina as our Chinese partner company for the Qinnan PSC, as a direct assignee from CNPC. In negotiations with CUCBM and PetroChina related to this request, we have endeavored to negotiate an assignment agreement that would reflect the transfer of interest to CNPC, while CNPC and/or PetroChina would acknowledge delays that were incurred by virtue of the issuer not having, for an extended period of time, an official Chinese partner that had the capacity or authority under the Qinnan PSC to work with us. Because of the inability to hold a formal JMC meeting or to have the effective involvement of our Chinese partner company, we believe that our efforts to continue CBM operations in the Qinnan Block have been materially hindered. We continue to discuss this situation with CUCBM and PetroChina, and as recently as January 2012 have submitted a notice of force majeure in accordance with the Qinnan PSC. There has been no formal acknowledgment of our claim of force majeure or our efforts to finalize the transfer agreement from CUCBM to PetroChina. There can be no assurance that we will be successful in extending the exploration period of the Qinnan PSC or that a new PSC will be granted, and we cannot be optimistic at this time. Additionally, in connection with obtaining this extension or a new PSC, we may be required to commit to certain expenditures or to modify the terms or respective ownership interests and/or acreage in the applicable PSC. However, if we are unable to secure sufficient funds to commit to these expenditures, it may adversely affect our ability to extend the Qinnan PSC.

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

Our cash and cash equivalents are liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with reputable major financial institutions in deposit accounts and U.S. government securities money market accounts. Deposits with these institutions exceed the Federal Deposit Insurance Corporation’s insurance limits or similar limits in foreign jurisdictions. If one or more of these institutions are unable to honor our withdrawal requests or redeem our shares in our deposit or money market accounts as a result of the institution’s financial condition, fraud, embezzlement or otherwise, it could have an adverse effect on our business, financial condition and results of operations. We are not engaged in any foreign currency hedging activities.

Risks Relating to Our Operations in China

No facilities presently exist to transport or process CBM near our Yunnan Province project, and, although a pipeline connects to our Shouyang Block, we have limited rights under Chinese law to enforce SPG’s obligations under the Gas Sales Agreement, which governs that pipeline.

The marketability of any CBM production depends, in part, upon the availability, proximity and capacity of pipelines, gas gathering systems and processing facilities. We may transport our CBM through pipelines or by compressing or liquefying the CBM for transportation.

Pipelines in Shanxi Province. Currently, two national trunklines, one to Beijing and one to Shanghai, traverse China in proximity to our Shanxi Province projects. Additionally, there are two intra-provincial pipelines that pass within 1 to 2 kilometers of our 1H Pilot Area. Under the Gas Sales Agreement, SPG has begun to purchase gas from the Shouyang Block after the completion of the pipeline, which runs from the Shanjing II pipeline (that runs from Western China to Beijing) to within 2 kilometers of our initial 1H Pilot Area in the Shouyang Block, and then on to the Taiyuan area. The connecting pipeline is complete, and we have installed an in-field gathering system and compression facilities to increase the gas pressure to the pressure required for delivery. Gas sales began shortly after completion of the gathering system and compression facilities. Although we are express beneficiaries of the Gas Sales Agreement, we may have limited rights under Chinese law to enforce SPG’s obligations under the agreement without the cooperation of CUCBM. We cannot guarantee the volumes of gas that may be sold under the Gas Sales Agreement. Costs associated with the Shouyang PSC as well as proceeds and subsidies from gas sales under the Gas Sales Agreement are allocated between us and CUCBM in accordance with our participating interest. There can be no assurance that such government subsidies will continue or that they will be paid in a timely manner upon commencement of gas sales.

The exploration period of the Qinnan PSC in Shanxi Province technically expired on June 30, 2009, and we cannot continue our exploration activities in the Qinnan block without an extension or a new PSC. If we are successful in obtaining an extension of the Qinnan PSC, as to which we are not optimistic, or a recognition by our Chinese partner company that the period should automatically be extended for some period of time, CNG facilities or pipelines to connect our projects to larger pipelines may need to be built to market any CBM that may be produced. There is no assurance that any of the existing pipelines we might desire to connect to in the future will have sufficient capacity available to meet our requirements or the costs of using such pipelines would be economical for our PSCs. Additionally, there is no assurance that after the expiration of the twenty year term of our Gas Sales Agreement we will be able to use its pipeline, or the other existing pipelines on terms acceptable to us or at all, as China does not require that open access to pipeline infrastructure be allowed.

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

Pipelines in Yunnan Province. There are no pipelines in the vicinity of our Yunnan Province project, and we estimate the initial cost to construct a connecting pipeline and compression facilities from our project to the nearest large city, Kunming, may be in the range of $30 million to $45 million. If CUCBM elects a 40% participating interest in our Yunnan Province project, our costs would be reduced accordingly. Because there is no gas pipeline, CNG facility, LNG plant or other offtake vehicle in near proximity to these wells, our ability to sell CBM produced on these projects to communities outside the general area will be contingent upon a pipeline, CNG or LNG plant being built near the Laochang project.

It has been reported that CNPC will undertake a pipeline construction project with support from the Yunnan provincial government to extend the Myanmar-China natural gas pipeline to pass through the city of Kunming, then go eastward through the city of Qujing, and finally connect with major interprovincial pipelines in Guizhou, Guangxi and Sichuan Provinces. However, there can be no assurances that this project will be completed on a timely basis, if ever. Additionally, there is no assurance that we will be able to use the pipeline on terms acceptable to us or at all, as the PRC does not require that open access to pipeline infrastructure be allowed.

Our business depends on transportation and other facilities owned by others. Any limitation in the availability of those facilities would interfere with our ability to market the CBM we produce.

The marketability of our CBM production depends in part on the availability, proximity and capacity of pipeline and other systems owned by third parties. The amount of CBM that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage to the gathering or transportation system, or lack of contracted capacity on such systems. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, we are provided only with limited, if any, notice as to when these circumstances will arise and their duration.

In addition, some of our wells are drilled in locations that are not serviced by gathering and transportation pipelines, or the gathering and transportation pipelines in the area may not have sufficient capacity to transport the additional production. As a result, we may not be able to sell the CBM production from these wells until the necessary gathering and transportation systems are constructed. Any significant curtailment in gathering system or pipeline capacity, or significant delay in the construction of necessary gathering and transportation facilities, would have an adverse effect on our business.

Substantially all of our assets and operations are located in China.

Substantially all of our assets and operations are located in China. Accordingly, our business is subject to a significant extent to the economic, political, and legal developments in China. China is a developing country, has only recently begun participating in global trade with its accession to the World Trade Organization, and has only a limited history of trade practices as a nation. We are subject to the laws, rules, regulations, and political authority of the government of China. We may encounter material problems while doing business in China, such as interactions with the Chinese government and uncertain foreign legal precedent pertaining to developing CBM and enforcing rights under our PSCs and other agreements governed by Chinese law in China. Risks inherent in international operations also include, but are not limited to, the following:

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

Additionally, CUCBM and CNPC are subject to rules and regulations of China and the jurisdiction or influence of other governmental agencies in China that may adversely affect their ability to perform under our PSCs as well as our rights in our PSCs with them. These rules and regulations may affect our rights under our PSCs by potentially limiting, renegotiating or precluding us from exploring and developing the full acreage provided for and may also affect the opportunities and obligations under our PSCs. CUCBM and CNPC could seek, among other things, to increase our expenditures or accelerate our drilling program beyond the minimum contractual requirements under our PSCs. We must comply with certain procedural requirements under our PSCs with CUCBM in order to obtain the reimbursement of costs incurred under the PSCs. We cannot assure you that we will recover, or that CUCBM will approve reimbursement of, all costs incurred under the PSCs, which could adversely impact our business, financial conditions and results of operations. In the event of a dispute, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States. We may also be hindered or prevented from enforcing our rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity.

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

Our right and ability to continue to occupy and use the land and buildings under each of the PSCs for our long- term use may be uncertain.

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

Our operations, like those of other CBM companies operating in China, are subject to extensive regulations and control by the PRC government. Although the PRC government has been gradually liberalizing its regulations of the oil and gas industry in recent years, it continues to exercise a certain degree of control over this industry by, among other measures, licensing the right to explore and produce crude oil, assessing and imposing taxes and fees payable in respect of CBM produced and setting safety, environmental and quality standards. These regulations and controls, including any future changes in tax rules or policies, may affect material aspects of our operations and profitability, which may in turn constrain our ability to implement our business strategies, to develop or expand our business operations or to maximize our profitability. For example, the PRC Ministry of Finance has indicated that they are considering enacting a resource tax reform plan, which may include changing the current taxation on extraction of natural resources, but the details of such plan is still unknown. We cannot assure you that the resource tax reform plan or any other future changes in applicable regulations, if enacted, will not have a material adverse effect on our business.

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

Certain facts and statistics in this report relating to the PRC economy and the CBM industry in the PRC are derived from various governmental official publications and may not be fully reliable.

Certain facts and statistics in this report relating to the PRC, the PRC economy, the CBM industry and other related sectors of the PRC are derived from various governmental official publications. However, we cannot guarantee the quality or reliability of such governmental official publications. While we have taken reasonable care to ensure that the facts and statistics presented are accurately reproduced and extracted from such governmental official publications, they have not been independently verified by us, the initial purchasers, or any of its or our affiliates or advisors. We therefore make no representation as to the accuracy of such facts and statistics from governmental official publications, which may not be consistent with other information compiled within or outside the PRC.

Possibly due to inadequate or ineffective collection methods or discrepancies between governmental official publications and market practice and other problems, the official statistics in this report relating to the PRC economy and CBM and natural gas industry and other related sectors in the PRC may be inaccurate, or may not be comparable to statistics produced for other economies, and thus should not be unduly relied upon. Furthermore, we cannot assure you that they are stated or compiled on the same basis or with the same degree of accuracy, as may be the case in other countries. In all cases, investors should give consideration as to how much weight or importance they should attach to or place on such official facts or official statistics.

We are exposed to foreign currency risk.

In July 2005, the Chinese government began to permit the RMB to float against the U.S. Dollar. All of our costs to operate our Chinese offices are paid in RMB. Our exploration costs in China may be incurred, and our revenues may be generated, under contracts denominated in RMB or U.S. Dollars. If the value of the U.S. Dollar falls in relation to the RMB, the cost to us of funding our Chinese operations would rise because more U.S. Dollars would be required to fund the same expenditures in RMB. Conversely, if the value of the U.S. Dollar rises in relation to the RMB, the change in exchange rates would decrease our U.S. Dollar cost to fund operations in China. Similarly, devaluation of RMB relative to the U.S. Dollar can reduce the U.S. Dollar value of our local cash flow and local net income.

To date, we have not engaged in hedging activities to hedge our foreign currency exposure. In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk. However, we may not be successful in reducing foreign currency exchange risks, and as a result, we may from time to time experience losses resulting from fluctuations in the value of the RMB.

Inflation may adversely affect our financial condition and results of operations.

Although inflation has not materially impacted our operations in the recent past, increased inflation in China or the U.S. could have a negative impact on our operating and general and administrative expenses, as these costs could increase. In recent years, we have increased our use of Chinese suppliers, including drilling contractors, that are paid in RMB. In the future, inflation in China may result in higher minimum expenditure requirements under our PSCs if CUCBM adjusts these requirements for inflation. A material increase in these costs as a result of inflation could adversely affect our operations and, if there are material changes in our costs, we may seek to raise more funds earlier than anticipated.

We are exposed to the effects of general economic conditions in China.

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

Although we have begun sales under the Gas Sales Agreement, we are not able to predict exactly when we will recognize significant revenues from our gas production or the volumes of gas that may be sold under that agreement. With respect to the other PSCs and gas sales from the Shouyang PSC in excess of the Daily Volume Limit to be sold under the Gas Sales Agreement, when selling our gas production there may be only a small number of entities we or our Chinese partner companies can contract with which will purchase any gas we may produce. Losing any such potential contract or client would have a material negative impact on our business.

Risks Related to the Oil and Gas Industry

The volatility of natural gas and oil prices could harm our business.

Our future revenues, profitability and growth as well as the carrying value of our oil and gas properties depend to a large degree on prevailing oil and gas prices. Our ability to borrow additional funds and to obtain additional equity funding on attractive terms also substantially depends upon oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for oil and gas, uncertainties within the market and a variety of other factors beyond our control. These factors include weather conditions in China, the condition of the Chinese economy, the activities of the Organization of Petroleum Exporting Countries, governmental regulation, including deregulation of the natural gas market, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternative fuel sources. Prices for oil and natural gas have been and are likely to remain extremely unstable. The Chinese government has recently adopted a new policy with a view to de-regulating the natural gas market. On December 26, 2011, the National Development and Reform Commission issued the Notice on the Trial Reform of Natural Gas Pricing Mechanism in Guangdong and Guangxi (the “Notice”) as a first step effort to de-regulate China’s gas pricing regime. Under the Notice, Guangdong and Guangxi have been selected to implement the new pricing scheme as a pilot program and if this pilot program works well, it will probably roll out across the country. Pursuant to the Notice, the benchmark price is the ex-factory gas price in the Shanghai market. In calculating the benchmark price, the price of two types of alternative resources oil and LNG is taken into account. The ex-factory gas price to be adopted in Guangdong and Guangxi should be calculated by reference to the Shanghai benchmark price. The Notice sets a ceiling for the ex-factory price for Guangdong and Guangxi, being 2.74 RMB cubic meters (roughly equivalent to US $12.28 McF) in Guangdong and 2.57 RMB cubic meters (roughly equivalent to US $11.52 McF) in Guangxi based on the December 31, 2012 exchange rate. Under such ceilings, the suppliers and purchasers are free to negotiate and determine the actual purchase price. The Notice further sets out that the ex-factory price for unconventional gas such as shale gas and CBM will be set according to the market demand. Also in December 2011, the National Development and Reform Commission and the National Resources Bureau jointly issued the Twelfth Five-Year Plan for Coal-Bed Methane Development and Usage, which lays down the Chinese government’s focus on the development of CBM projects in 2015-2020.

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

The production and producing life of wells is uncertain and production will decline over time.

If any well becomes commercially productive, it will not be possible to predict the life and production of that well. The actual producing lives could differ from those anticipated. Sufficient CBM may not be produced for us to receive a profit or even to recover our initial investment. In addition, production from our CBM wells will decline over time, and does not indicate any consistent level of future production.

The CBM reserve data in this report are only estimates and the actual production, revenues and expenditures with respect to our net reserves may differ materially from these estimates.

The CBM reserve estimates are important data to us for making future development and production plans and estimation of our expected recovery of operating costs incurred and profit-sharing oil. The CBM reserve data in this report are only estimates. The reliability of reserve estimates depends on the following factors, some of which are beyond our control and may fluctuate or prove to be incorrect over time:

•	the quality and quantity of technical and economic data;

•	the prevailing gas prices applicable to our net production;

•	the production performance of the reservoirs;

•	estimation of future costs;

•	extensive engineering judgments; and

•	consistency in the PRC government’s gas policies.

There are numerous uncertainties inherent in estimating quantities of proved CBM reserves, and in the timing of development expenditures and the projection of future rates of production. Adverse changes in economic conditions may render it uneconomical to develop certain reserves. Our actual production, revenues, taxes and fees payable and development and operating expenditures with respect to our net reserves may likely vary from these estimates. Results of drilling, testing and production after the date of the estimates may require substantial upward or downward revisions in our reserve data. Our actual production, revenues and expenditures with respect to our net reserves may differ materially from these estimates because of these revisions.

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

Our exploration and proposed production activities are subject to certain laws and regulations relating to environmental quality and pollution control. Our operations in China are governed by our PSCs and the Shanxi farmout agreements. We are subject to the laws, decrees, regulations and standards on environmental protection and safety promulgated by the Chinese government. Various government laws and regulations concerning the discharge of incidental materials into the environment, the generation, storage, transportation and disposal of waste or otherwise relating to the protection of public health, natural resources, wildlife and the environment, affect our current exploration efforts and future development, processing and production operations and the costs related to them. These regulations require us to obtain environmental permits to conduct seismic acquisition, drilling or construction activities. Such regulations also typically include requirements to develop emergency response plans, waste management plans, environmental plans and spill contingency plans.

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

On February 28, 2013, we had 500 million shares of common stock authorized, of which approximately 346.4 million shares of common stock were issued and outstanding. As of February 28, 2013, of the issued and outstanding shares, 6.7 million, or 1.9%, were “restricted stock” subject to resale restrictions. These shares of restricted stock will be available for trading in the future, so long as all the requirements of Rule 144, promulgated under the Securities Act are met or if such shares are registered for resale. Additionally, as of February 28, 2013, we had another 86.9 million shares of common stock subject to options and warrants, which may be issued in the future upon exercise of the applicable options and warrants.

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

We are currently prohibited from paying dividends on our common stock.

We have not paid dividends on our common stock, and the indenture governing our notes currently prohibits us from paying dividends in the future. Consequently, it is uncertain when, if ever, we will declare dividends to our common stockholders. Investors in our common stock may not derive any profits from their investment in us for the foreseeable future, other than through any price appreciation of our common stock that may occur.

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

Our board of directors has the authority, without further action by the stockholders, to issue up to 500 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500 million shares of common stock authorized under our charter documents, of which approximately 346.4 million shares were issued and outstanding as of February 28, 2013. The issuance of preferred stock and this right is currently subject to restrictions under our senior secured notes, we may need to do so in the future in connection with capital raising transactions. In addition, we may issue additional shares of common stock or other equity securities, including securities convertible into shares of common stock, in connection with capital raising activities. The issuance of additional common stock, including the effect of certain anti-dilution adjustments in certain of our outstanding warrants, would also have a dilutive impact on our stockholders’ ownership interest in our company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Undeveloped Acreage

The following table summarizes the acreage subject to our PSCs in China as of December 31, 2012, as well as the net acreage that will remain available for exploration and production under the PSCs pursuant to our respective participating interest share under the PSCs as modified and as approved by the MofCom:

	Acreage
	Gross (1)		Net (2)
China:
Shouyang Block, Shanxi Province	409,824		291,673
Area A	15,988	(3)	15,988
Area B	272,581	(4)	190,807
Area C	121,255	(4)	84,878
Qinnan Block, Shanxi Province (5)	573,000		401,100
Laochang Area, Yunnan Province	119,327	(6)	71,596

(1) Acreage reflects the PSC amendments to date for the Shouyang and Yunnan Blocks after receiving necessary governmental approvals and our agreement to allow CUCBM to proceed at its sole risk with a 100% participation interest as to 8,673 acres (35.1 square kilometers) in the Shouyang Block.

(2) In the Shouyang Block, the Chinese partner company has the option to receive up to a 30% participating interest share in Areas A, B and C within thirty (30) days of receipt of notice of Chinese certification of CBM resources in a particular CBM field. CUCBM did not elect to take any participating interest in Area A of the Shouyang Block, and thus we are entitled to a 100% participating interest share (subject to the Phillips 3.5% revenue interest). CUCBM will not have to make any election on Areas B or C until such time as we obtain Chinese certifications as to CBM resources in such areas. In the Yunnan Block, CUCBM has the right to accept up to a 40% participating interest share within thirty (30) days of receipt of notice of Chinese certifications of CBM resources in a particular CBM field. As of the date of this report, CUCBM has not elected to take a participating interest in any CBM field but the net acreage is presented as if CUCBM had made such election.

(3) As modified to date, unless extended or amended, the exploration period for Area A will expire on June 30, 2015. However, we may retain acreage under a variety of scenarios without further consents or approvals, including areas for which a report as to CBM resources has been submitted by us to CUCBM that reasonably complies with the Chinese CBM standards in connection with the process to compile an overall development plan to submit as part of the application for a long-term development license. This has already been accomplished for Area A, as a report as to CBM resources has been submitted by us to CUCBM and that report was subsequently approved and certifications received from all requisite levels of the MLR.

(4) As modified to date, unless extended or amended, the exploration periods for Area B and Area C will expire on June 30, 2015 and June 30, 2013, respectively. However, we may retain acreage under a variety of scenarios without further consents or approvals, including areas for which a report as to CBM resources has been submitted by us to CUCBM that reasonably complies with the Chinese CBM standards in connection with the process to compile an overall development plan to submit as part of the application for a long-term development license.

(5) Currently, the exploration period under the Qinnan PSC has technically expired, and we are pursuing claims that we are entitled to an extension of the exploration period due to a force majeure event in accordance with the terms of the Qinnan PSC. If and when our claims are resolved and a modification agreement is entered into with respect to the Qinnan PSC, the Chinese partner company may elect to take a participating interest share of up to 30%. If we are not successful in making such claims, the expiration period will have deemed to have expired, and we will no longer have authority to drill and pursue exploration activities on the Qinnan Block.

(6) As modified to date, unless extended or amended, the exploration period for the Laochang Area will expire on December 31, 2013. However, we may retain acreage under a variety of scenarios without further consents or approvals, including areas for which a report as to CBM resources has been submitted by us to CUCBM that reasonably complies with the Chinese CBM standards in connection with the process to compile an overall development plan to submit as part of the application for a long-term development license.

For further discussion of our interests in these properties, see the discussion of our production sharing contracts and farmout agreements under "Shouyang PSC" and “Yunnan PSC” contained in Item 1, Business.

Reserves

As of December 31, 2012, all of our gas reserves are attributable to properties in China. A summary of our gas reserves as of December 31, 2012 is as follows:

	Natural Gas
	Gross Reserves	Net Reserves
	(MMscf)	(MMscf)
Proved reserves
Developed	10,750	9,739
Undeveloped	46,789	41,568
Total proved	57,629	51,308	(1)

Probable reserves
Developed	1,804	1,692
Undeveloped	562,121	390,736
Total probable reserves	563,925	392,428

Possible reserves
Developed	1,404	1,308
Undeveloped	169,593	111,200
Total possible reserves	170,997	112,508

(1) Numbers may not total due to rounding differences

The gas price used is $6.43/Mcf in accordance with the gas sales agreement dated June 12, 2010 and Chinese government policy. The prices are based on the average price received and US dollar-RMB exchange rate on the first day of each month in 2012.

Preparation of Reserves Estimates

Internal Controls over Reserve Estimate. Our policies regarding internal controls over reserve estimates require reserves to be in compliance with the SEC definitions and guidance for reserves to be prepared by an independent reservoir engineer. Our geologist and other technical staff as well as our financial and accounting staff gathered technical information, financial data, ownership interests, production data and other information.  This information is reviewed by our Chief Executive Officer and Chief Financial Officer to ensure accuracy and completeness of the data provided by technical staff to the independent reservoir engineer.

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

Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process. Our estimated proved reserve information as of December 31, 2012 included in this Annual Report on Form 10-K was prepared by our independent petroleum consultant, RISC, in accordance with definitions and guidelines established by the SEC. The scope and results of their procedures are summarized in a letter included as an exhibit to this Annual Report on Form 10-K. RISC is a resource industry consulting firm that has provided consulting services to some of the largest energy companies in the world.

Technologies used to determine Proved Reserve Estimate. A variety of technologies were used to estimate the proved reserves. The principal methodologies employed are numerical and analytical material balance models that have been historically matched to producing wells, analysis of coal thickness, density and depth from drilling and wireline log evaluation, echometer and downhole pressure sensor to estimate the reservoir pressure from water levels in pumping wells, gas content measurements from desorption and adsorption tests performed on core samples of coal taken from wells drilled in the field, permeability estimates from transient well test analysis carried out on wells drilled in the field and analogue performance from wells within the field. Seismic data use was limited to identifying structural trends and regional dips, but was not used to predict the presence, continuity or thickness of the reservoir.

Proved reserves are as defined by SEC Rule 4-10(a)(22) of Regulation S-X. Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, our independent petroleum consultant employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. The accuracy of the estimates of our reserves is a function of:

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

Probable reserves. Probable reserves are as defined by SEC Rule 4-10(a)(18) of Regulation S-X. Probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. Estimates of probable developed and undeveloped reserves are inherently imprecise. When producing an estimate of the amount of coalbed methane gas that is recoverable from a particular coalbed, an estimated quantity of probable reserves is an estimate that is as likely as not to be achieved. Estimates of probable reserves are also subject to revision based on production history, results of additional exploration and development and price changes.

We use deterministic methods to estimate probable reserve quantities, and when deterministic methods are used, it is as likely as not that actual remaining quantities recovered will exceed the sum of estimated proved plus probable reserves. Probable reserves may be assigned to areas adjacent to proved reserves where data control or interpretations of available data are less certain, even if the interpreted reservoir continuity of structure or productivity does not meet the reasonable certainty criterion. Probable reserves estimates also include potential incremental quantities associated with increased recovery of the coalbed methane gas arising from the use of the best estimate of volumetric parameters (thickness, gas content, desorption pressure and permeability) compared to a combination of these parameters that resulted in the low estimate of recovery estimated for proved reserves.

Possible reserves. Possible reserves are as defined by SEC Rule 4-10(a)(17) of Regulation S-X. Possible reserves are those additional reserves that are less certain to be recovered than probable reserves. Estimates of possible developed and undeveloped reserves are also inherently imprecise. When producing an estimate of the amount of coalbed methane gas that is recoverable from a particular coalbed, an estimated quantity of possible reserves is an estimate that might be achieved, but only under more favorable circumstances than are likely. Estimates of possible reserves are also subject to revision based on production history, results of additional exploration and development and price changes. We use deterministic methods to estimate possible reserve quantities, and when deterministic methods are used to estimate possible reserve quantities, the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves. Possible reserves may be assigned to areas of a reservoir adjacent to probable reserves where data control and interpretations of available data are progressively less certain. Possible reserves also include incremental quantities associated with increased recovery of the coalbed methane gas arising from the use of a combination of volumetric parameters (thickness, gas content, desorption pressure and permeability) that resulted in a high estimate of recovery compared to the best estimate values assumed for probable reserves.

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

FEEC’s operations may be subject to various levels of governmental controls and regulations. These controls and regulations may include, but may not be limited to, matters relating to land tenure and leasing, the legal rights to produce hydrocarbons including the granting, extension or termination of production sharing contracts, the fiscal terms of various production sharing contracts, drilling and production practices, environmental protection, marketing and pricing policies, royalties, government subsidies or incentives, various taxes and levies including income tax and are subject to change from time to time. Such changes in governmental regulations and policies may cause the volumes of CBM actually recovered from a proved area and the amounts of revenue actually received from CBM produced in a proved area to differ significantly from the estimated amount of proved reserves set forth in this report.

Production, Sales, Prices and Expenses

Our gas sales commenced in March 2011. The following table sets forth information regarding the production and sales volumes, average sales prices received and production costs for the years ended December 31, 2012 and 2011, respectively.

	2012	2011
Gas sales volume, net to Far East (Mcf) (1)	260,424	140,887

Gas sales, net to Far East ($ in thousands)	$1,219	$653

Average Gas Sales Price, net of taxes ($ per Mcf)	$4.68	$4.63

PRC National Subsidy and Provincial Subsidies ($ per Mcf)	$1.13	$1.12

VAT Refund ($ per Mcf)	$0.62	$0.61

Total Gas Sales and Other Revenues ($ per Mcf)	$6.43	$6.36

Production Costs ($ per Mcf) (2) (3)	$19.69	$27.49

(1) Prior to July 1, 2012, to compensate CUCBM for its services as collection agent under the Gas Sales Agreement, Far East agreed to share approximately 7.5% of revenue with CUCBM prior to any exercise of its right to elect to participate in a portion of the Shouyang Block. Starting July 1, 2012, this agreement terminated, and we are receiving 100% of revenue (subject to the Phillips 3.5% revenue interest).

(2) Within the gas production costs, items which were denominated in Chinese Renminbi (“RMB”) were converted into U.S. Dollars by using the exchange rate as of the date of invoice.

(3) Production costs per Mcf are computed as total lease operating expenses divided by the total gas sold; therefore the production costs are currently high for several key reasons: (i) certain wells are dewatering and are not yet tied into the gathering system and therefore there are no gas sales to offset the production costs. (ii) given that the CBM field is characterized by high permeability, there is a longer dewatering period and thus a longer production period before significant gas volumes ramp up to more profitable gas sales volumes and (iii) the processing and compression facilities are presently oversized for the current gas sales volume. As the sales volume ramp as the reservoir matures, the facilities will operate much more efficiently. All these factors should significantly lower the production costs expressed as $/Mcf sold as the drilling program is implemented.

Other Properties

Our principal office is located at 363 N. Sam Houston Parkway East, Suite 380, Houston, Texas 77060. The principal office consists of approximately 5,770 square feet under lease at December 31, 2012. We also maintain offices under lease in Beijing of the People's Republic of China.

ITEM 3. LEGAL PROCEEDINGS

We have no knowledge of any pending or threatened material litigation, settlement of litigation, or other material claim involving us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Company

At March 18, 2013, the executive officers of the Company were:

Name	Age	Position
Michael R. McElwrath	61	President, Chief Executive Officer and Director
Bruce N. Huff	62	Chief Financial Officer
Jennifer D. Whitley	37	Interim Chief Financial Officer

Michael R. McElwrath has served as the Company’s President and Chief Executive Officer since October 2003. He became a director in October 2003 and served as Chairman of the Board from October 2003 until January 2005. Mr. McElwrath also served as Secretary and Treasurer from October 2003 until March 2005. Mr. McElwrath has worked in or with the energy industry for over 30 years.  He was employed as Vice President of Hudson Highland (formerly known as TMP Worldwide, a parent company of Monster.com), an executive search firm, from 1999 until joining the Company in October 2003. He also served as Acting Assistant Secretary of Energy in the George H.W. Bush (41st President of the United States) Administration, Director of the National Institute for Petroleum and Energy Research, Director of British Petroleum’s outsourced exploration and production lab for the Americas and Deputy Assistant Secretary for Policy for the U.S. Department of Interior in the Reagan Administration. Prior to joining the Reagan Administration, Mr. McElwrath practiced oil and gas and corporate law for approximately ten years. Mr. McElwrath holds a J.D. from the University of Texas School of Law, as well as a B.A. from the Plan II Honors Program at the University of Texas. He is also a member of the Society of Petroleum Engineers(SPE), the Independent Petroleum Association of America (IPAA), the Texas Independent Producers and Royalty Owners Association, the Research Partnership to Secure Energy for America (RPSEA), the World Affairs Council, and the National Association of Corporate Directors.

Bruce N. Huff was appointed as the Company’s Chief Financial Officer on April 19, 2010 and is currently on a leave of absence from the Company for health reasons. Previously, Mr. Huff served as the Company’s Chief Financial Officer from May 2004 until his resignation in September 2007. Prior to joining the Company in 2004, Mr. Huff spent 13 years at Harken Energy Corporation, an oil and gas exploration, development and production company, beginning as Senior Vice President and Chief Financial Officer and eventually becoming the President and Chief Operating Officer in 1998. From October 2007 through October 2008, Mr. Huff served as Chief Financial Officer of Opal Energy Corp, an oil and gas exploration company focusing on natural gas exploration in the Gulf Coast of Texas. He then served as an independent consultant for various oil and gas companies from October 2008 until rejoining the Company in April 2009 as the Company’s Vice President – Capital Development, assisting the Company in raising funds for its drilling and exploration programs. He is a graduate of Abilene Christian University and a Certified Public Accountant.

Jennifer D. Whitley was appointed as the Company’s interim Chief Financial Officer on February 18, 2013 and performs the duties of the principal financial officer and principal accounting officer of the Company. Previously, Mrs.Whitley served as Director of Finance of the Company. Prior to joining the Company, Mrs. Whitley served as the Chief Financial Officer of Zero Emission Energy Plants Ltd, a mid-stream international energy company focused in Louisiana and China, from 2008 to 2010. From 2006 to 2008, Mrs. Whitley served as the Finance Director of Global Energy Development PLC where she was responsible for management of financial and legal matters, information technology, administration, and public company reporting on the London Stock Exchange for the company’s international oil exploration and production operations. Previously, Mrs. Whitley worked at Harken Energy Corporation and on the audit staff of Ernst & Young LLP. Mrs. Whitley serves on the board of Zero Emission Energy Plants Ltd, as well as the board of the Houston Chapter of Financial Executives International. Mrs. Whitley is a graduate of Abilene Christian University and a Certified Public Accountant.

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

	High	Low
2012
First Quarter	$0.35	$0.20
Second Quarter	$0.26	$0.15
Third Quarter	$0.30	$0.12
Fourth Quarter	$0.17	$0.04

2011
First Quarter	$0.78	$0.43
Second Quarter	$0.55	$0.28
Third Quarter	$0.32	$0.16
Fourth Quarter	$0.26	$0.12

On February 28, 2013, we had 346.4 million shares of common stock outstanding and approximately 85 stockholders of record.

We currently intend to retain all future earnings to fund the development and growth of our business. We have not paid dividends on our common stock, and the indenture governing our notes currently prohibits us from paying dividends in the future. We did not repurchase any of our equity securities in 2012 and have not adopted a stock repurchase program.

Stock Performance Graph

The following graph compares the performance of the Company's common stock with that of the S&P 500 Index and the Dow Jones Oil & Gas Index. The graph sets forth the cumulative total stockholder return, which assumes reinvestment of dividends, of a $100 investment on December 31, 2006 in the Company's common stock, the S&P 500 Index and the Dow Jones Oil & Gas Index.

	2007	2008	2009	2010	2011	2012

Far East Energy Corp	100.00	18.23	47.92	72.92	21.88	6.25

S&P 500 Index - Total Returns	100.00	62.99	79.65	91.64	93.57	108.55

Dow Jones US Oil & Gas Index	100.00	64.23	75.32	90.16	93.86	98.28

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

ITEM 6. SELECTED FINANCIAL DATA

(In Thousands, Except Per Share Data)

	As of and for the Years Ended December 31,
	2012	2011	2010	2009	2008
Operating Results Data
Operating revenues:
Sales of gas	$1,219	$653	$-	$-	$-
Other, net	425	205	-	-	-
Total operating revenue	1,644	858	-	-	-
Operating expenses:
Exploration costs (1)	5,604	5,967	5,117	4,501	15,283
Leasehold operating expense	5,129	3,873	2,314	1,864	2,900
General and administrative	11,434	9,701	7,076	6,327	4,348
Depreciation, depletion and amortization	1,890	1,045	224	182	171
Total operating expenses	24,057	20,586	14,731	12,874	22,702
Operating loss	(22,413)	(19,728)	(14,731)	(12,874)	(22,702)
Other income (expense):
Interest expense	(4,756)	(678)	(1,135)	(863)	-
Interest income	13	6	5	5	260
Gain on sale of assets	3	(1)	(1)	(5)	-
Foreign currency exchange loss	(7)	(844)	(311)	(18)	(149)
Total other income (expense)	(4,747)	(1,517)	(1,442)	(881)	111
Loss before income taxes	(27,160)	(21,245)	(16,173)	(13,755)	(22,591)
Income taxes	-	-	-	-	-
Net loss	$(27,160)	$(21,245)	$(16,173)	$(13,755)	$(22,591)

Earnings per share: Basic and diluted	$(0.08)	$(0.06)	$(0.07)	$(0.08)	$(0.15)

Financial Position Data
Total assets	$75,082	$95,813	$79,256	$42,404	$39,883
Total liabilities	48,955	43,571	30,134	14,734	4,572
Stockholders' equity	26,127	52,242	49,122	27,670	35,311

(1)	For additional information on our Exploration costs, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies" and Note 6 to the consolidated financial statements.

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

Overview. We are a party to the Shouyang production sharing contract as revised which covers the 409,824 acre (1,658.5 square kilometers) Shouyang Block in Shanxi Province (the “Shouyang PSC”). As of December 31, 2012, we had estimated net proved gas reserves of 51.3MMcf with an associated standardized measure of our future net cash flows of proved reserves, discounted at 10 percent per annum of $40.4 million. As of December 31, 2012, total net probable reserves were estimated to be 392.4 MMcf.

The proved reserves are attributable to approximately 13,360 gross acres (approximately 54.1 square kilometers). The probable and possible reserves are attributable to approximately 85,502 gross acres (approximately 346.0 square kilometers), which includes the Shouyang Block proved reserve locations. This total acreage with proved, probable and possible reserves represents only approximately 21% and 29%, respectively, of our total gross acreage of the Shouyang Block.

During 2012, we continued our efforts to explore and develop CBM pursuant to our Shouyang PSC. Gas sales volume, net to the Company, during 2012 was 260.4 MMcf compared to 140.9 MMcf in 2011.

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

On November 28, 2011, FEEB and the Company entered into a facility agreement with Standard Chartered Bank (the “Facility Agreement”). The Facility Agreement provided for a $25 million credit facility to be used for project costs with respect to the Shouyang Block, finance costs and other general corporate purposes approved by SCB. The Facility Agreement had an initial 9-month term ending and was subsequently extended. At December 31, 2012, the total amount drawn under the Facility Agreement was $25.7 million which included $0.7 million of capitalized interest. In addition the related accrued interest was $0.1 million.

On January 14, 2013, the Company sold senior secured notes of FEEB (the “Notes”) and warrants to purchase common stock of FEEC (the “Warrants”) to certain institutional investors for $60,000,000 of gross proceeds in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) thereof and Regulation S thereunder (the “Private Placement”). The Private Placement closed on January 15, 2013.

On January 15, 2013, the Company entered into the Fifth Amendment to the Facility Agreement (the “Fifth Amendment”), to provide for the extension of the maturity date thereof until January 15, 2014. The Fifth Amendment was subject to the repayment of $4.125 million of the outstanding principal amount and the repayment of $0.7 million of capitalized interest. The total amount of outstanding principal and capitalized interest under the Facility Agreement prior to the repayment of such amount was $25.8 million (which includes $125,000 borrowed on January 11, 2013). In addition accrued interest, amendment fees and certain transaction expenses were paid at closing out of the gross proceeds of the Private Placement. As of January 15, 2013, the amount remaining owed under the Facility Agreement was $21.0 million. After taking into account the amounts paid pursuant to the Fifth Amendment and transaction fees and expenses incurred in connection with the Fifth Amendment and the Private Placement, the net proceeds to the Company of the Private Placement were $52.0 million.

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

In addition to the Shouyang PSC, we are also party to PSCs covering the 573,000 acre (2,318.8 square kilometers) Qinnan Block also in Shanxi Province (the "Qinnan PSC"), and the Laochang area, which totals 119,327 acres (482.9 km2), in Yunnan Province (the "Yunnan PSC"). For further discussion of our interests in these properties and drilling activities, see the discussion of our production sharing contracts under "Shouyang PSC," “Qinnan PSC” and "Yunnan PSC” contained in Item 1, Business.

Results of Operations

Year Ended 2012 compared to Year Ended 2011

The following table sets forth the natural gas sales data for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Natural Gas
Sale Volumes, net to Far East (Mcf)	260,424	140,887
Per Day Volumes, net to Far East (Mcf per day)	712	386

Average Sale Price, net of taxes ($ per Mcf)	$4.68	$4.63
PRC Subsidies & VAT ($ per Mcf)	$1.75	$1.73
Total Gas Sales and Other Revenues ($ per Mcf)	$6.43	$6.36

Natural Gas Sales, net to Far East ($000's)	$1,219	$653

Sale volumes for the year ended December 31, 2012, net to Far East, increased 119 MMcf, or 85%, as compared to the same period a year ago due primarily to the increase in the number of producing wells connected to the gathering system.

The table below sets out major components of our expenditures (in thousands):

	2012	2011
Additions to Oil and Gas Properties (capitalized)
- Shouyang Block, Shanxi Province (1)	$3,890	$18,166
Exploration Expenditures (expensed)
- Shouyang Block, Shanxi Province	4,028	4,004
- Qinnan Block, Shanxi Province	456	491
- Laochang Block, Yunnan Province	1,120	1,472
- Total	5,604	5,967
Lease Operating Expenditures (expensed)
- Shouyang Block, Shanxi Province	5,129	3,873
- Qinnan Block, Shanxi Province	-	-
- Total	5,129	3,873

Total Capital and Operating Expenditures	$14,623	$28,006

General and Administrative Expenses	$11,434	$9,701

(1)	Capitalized in the Consolidated Balance Sheets.

The table below sets out the operating expenses in the Consolidated Statements of Operations and Comprehensive Loss (in thousands):

			Increase	%
	2012	2011	(Decrease)	Change
Exploration costs	$5,604	$5,967	$(363)	-6%
Lease operating expense	5,129	3,873	1,256	32%
General and administrative	11,434	9,701	1,733	18%
Depreciation, depletion and amortization	1,890	1,045	757	72%
Total	$24,057	$20,586	$3,383	16%

Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves. For further discussion of our accounting policies, see "Critical Accounting Policies—Accounting for Oil and Gas Properties" below.

The table below sets out components of exploration costs for the years ended December 31, 2012 and December 31, 2011 (in thousands):

	Year ended December 31,
	2012	2011
Technical personnel compensation	$378	$621
PSC related payments	1,057	961
Contract drilling & related expenses	4,169	4,385
Total	$5,604	$5,967

Exploration costs for the year ended December 31, 2012 were materially unchanged compared to the prior year.

The table below sets out components of lease operating expense ("LOE") for the years ended December 31, 2012 and December 31, 2011 (in thousands):

	Year ended December 31,
	2012	2011
Pumping Related Costs	$3,867	$3,252
Workovers	469	386
Supervision	793	235
Total	$5,129	$3,873

LOE for 2012 and 2011 was comprised of costs pertaining to the production and dewatering efforts in the Shouyang Block in Shanxi Province. LOE for the year ended December 31, 2012 increased primarily due to an increase in production costs and compression costs, including an increase in the number of wells, and an increase in supervision costs.

General and administrative ("G&A") expenses for the year ended December 31, 2012 increased $1.7 million primarily due to increases in legal of $0.7 million, other professional services of $0.4 million, payroll of $0.3 million, and in share based compensation of $0.2 million.

Year Ended 2011 compared to Year Ended 2010

We commenced our gas sales in March 2011.

The table below sets out major components of our expenditures (in thousands):

	2011	2010
Additions to Oil and Gas Properties (capitalized)
- Shouyang Block, Shanxi Province (1)	$18,166	$15,673
Exploration Expenditures (expensed)
- Shouyang Block, Shanxi Province	4,004	2,443
- Qinnan Block, Shanxi Province	491	559
- Laochang Block, Yunnan Province	1,472	2,115
- Total	5,967	5,117
Lease Operating Expenditures (expensed)
- Shouyang Block, Shanxi Province	3,873	2,239
- Qinnan Block, Shanxi Province	-	75
- Total	3,873	2,314

Total Capital and Operating Expenditures	$28,006	$23,104

General and Administrative Expenses	$9,701	$7,076

(2)	Capitalized in the Consolidated Balance Sheets.

The costs of drilling exploratory wells are capitalized on the Consolidated Balance Sheets as additions to Unproved Oil and Gas Properties pending determination of whether they have discovered proved commercial reserves. If it is determined that no proved commercial reserves are discovered, the related capitalized unproved property costs will be expensed on the Consolidated Statements of Operations and Comprehensive Loss. Other exploration and lease operating expenditures are charged to expense as incurred.

The table below sets out the operating expenses in the Consolidated Statements of Operations and Comprehensive Loss (in thousands):

			Increase	%
	2011	2010	(Decrease)	Change
Exploration costs	$5,967	$5,117	$850	17%
Lease operating expense	3,873	2,314	1,559	67%
General and administrative	9,701	7,076	2,625	37%
Depreciation, depletion and amortization	1,045	224	821	367%
Total	$20,586	$14,731	$5,855	40%

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

Exploration costs for the year ended December 31, 2011 increased $0.9 million due primarily to an increase in contract drilling and related expenses including engineering design, drill stem testing and seismic work.

The table below sets out components of lease operating expense ("LOE") for the years ended December 31, 2011 and December 31, 2010 (in thousands):

	Year ended December 31,
	2011	2010
Pumping Related Costs	$3,252	$1,770
Workovers	386	382
Supervision	235	162
Total	$3,873	$2,314

LOE for 2011 was comprised of costs pertaining to the production and dewatering efforts in the Shouyang Block in Shanxi Province. LOE for the year ended December 31, 2011 increased primarily due to an increase in production costs, including an increase in the number of wells, and the addition of compressions costs for gas delivery.

General and administrative ("G&A") expenses for the year ended December 31, 2011 increased $2.6 million primarily due to increases in legal of $1.0 million, other professional services of $0.6 million, payroll of $0.5 million, in investor relations of $0.2 million, share based compensation of $0.1 million, and in travel of $0.1 million.

Financial Condition, Capital Resources and Liquidity

Although gas sales under the Gas Sales Agreement commenced in the first quarter of 2011, our primary source of cash flow has been cash proceeds from public offerings and private placements of our common stock and warrants to purchase our common stock, the exercise of warrants and options to purchase our common stock, and proceeds received from the closing of the Facility Agreement and the issuance of the Notes.

The Facility Agreement provided for a $25 million credit facility to be used for project costs with respect to the Shouyang Block, finance costs and other general corporate purposes approved by SCB. The Facility Agreement had an initial 9-month term and was subsequently extended. At December 31, 2012, the total amount drawn under the Facility Agreement was $25.7 million which includes capitalized interest of $0.7 million. In addition, the related accrued interest was $0.1 million at December 31, 2012. We drew an additional $125,000 on January 11, 2013.

On January 14, 2013, the Company sold senior secured notes of FEEB (the “Notes”) and warrants to purchase common stock of FEEC (the “Warrants”) to certain institutional investors for $60,000,000 of gross proceeds in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) thereof and Regulation S thereunder (the “Private Placement”). The Private Placement closed on January 15, 2013.

On January 15, 2013, the Company entered into the Fifth Amendment to the Facility Agreement (the “Fifth Amendment”), among FEEC, FEEB and Standard Chartered Bank, to provide for the extension of the maturity date thereof until January 15, 2014. The Fifth Amendment was subject to the repayment of $4.125 million of the outstanding principal amount and the repayment of $0.7 million of capitalized interest. The total amount of outstanding principal and capitalized interest under the Facility Agreement prior to the repayment of such amount was $25.8 million (which includes $125,000 borrowed on January 11, 2013). In addition, accrued interest, amendment fees and certain transaction expenses were paid at closing out of the gross proceeds of the Private Placement. As of January 15, 2013 the amount remaining owed under the Facility Agreement was $21.0 million. After taking into account the amounts paid pursuant to the Fifth Amendment and transaction fees and expenses incurred in connection with the Fifth Amendment and the Private Placement, the net proceeds to the Company of the Private Placement were $52.0 million.

In addition to payment of the above amounts to Standard Chartered Bank, FEEB and FEEC intend to use the net proceeds of the Private Placement for (i) drilling and development expenses for the Shouyang coalbed methane (CBM) project in the Shanxi Province in China, including drilling and completion expenses of appraisal wells, drilling and completion expenses of production wells, construction and installation of gathering and compression facilities and submission of an overall development plan for the project, (ii) general corporate purposes, including exploration costs for such project, operating costs on the production sharing contract for such project and general and administrative expenses and (iii) transaction expenses. Under the securities purchase agreement for the Private Placement and the indenture governing the Notes (the “Indenture”), FEEB and FEEC are obligated to apply the net proceeds according to the estimated amounts of each category set forth therein within an agreed range, provided that FEEC and FEEB shall apply not less than $21.6 million for the drilling and completion of production wells.

Summary of Material Terms of the Notes.

The Notes are senior secured obligations of FEEB and are fully and unconditionally guaranteed by FEEC. The Notes were sold at an issue price of 100% of par for an aggregate principal amount of $60,000,000. The Notes accrue cash interest at a rate of 13.000% per year, which is paid semi-annually in arrears on June 30 and December 30 of each year, commencing on June 30, 2013. FEEB may, at its option, elect to pay interest “in kind” at a rate of 14.500% per year by issuing additional Notes with the first interest payment required to be paid in kind. The Notes will mature on January 15, 2016.

The Notes and related guarantees rank equal in right of payment with the Facility Agreement. Except as specifically permitted by the Indenture, any new indebtedness of FEEC, FEEB or any restricted subsidiary of FEEC will require the consent of Standard Chartered Bank and the “Required Noteholders,” which means holders of 75% of aggregate principal amount at maturity of the Notes. The Notes and related guarantees are secured by substantially all of the assets of FEEC and FEEB, other than assets located in the People’s Republic of China, assets the grant, creation or perfection of any lien on which would require the consent, authorization or approval of, or filing with, any governmental authority in the People’s Republic of China and certain other excluded assets. Such collateral continues to secure the Facility Agreement with the administration of such collateral subject to a collateral agency and intercreditor agreement between Standard Chartered Bank and Wells Fargo Bank, National Association, as indenture trustee of the Notes and as collateral agent.

In certain circumstances specified in the Indenture and as summarized below, FEEB may or will be required to redeem or offer to repurchase the Notes at the relevant prices set forth below times the principal amount being redeemed or repurchased:

Closing Date to February 28, 2014	100%
March 1, 2014 to December 31, 2014	104%
January 1, 2015 and thereafter	108%

plus accrued and unpaid interest thereof, if any, on the Notes to the applicable date of redemption or repurchase, as applicable.

FEEB has the option to redeem the Notes, in whole or in part, at any time after all obligations under the Facility Agreement have been repaid in full at the relevant redemption prices set forth above.

In the event that FEEC and FEEB obtain financing pursuant to a credit facility, agreement or indenture with one or more banks or other institutional lenders or a trustee or investors (a “Future Financing”), which in certain circumstances would require the consent of the Required Noteholders and Standard Chartered Bank, or if FEEC sells capital stock at a time when the aggregate principal amount of the Notes outstanding exceeds $10.0 million, the net proceeds of such Future Financing and the net proceeds of such capital stock offering in excess of $5.0 million, as applicable, shall first be used to repay obligations under the Facility Agreement and thereafter to redeem the Notes at the redemption prices set forth above to the extent of such amounts.

In the event that (i) FEEC and FEEB generate “excess cash flow” as defined in the Indenture, (ii) FEEC or FEEB sell assets in circumstances described in the Indenture or (iii) a casualty loss of property or assets of FEEC or FEEB occurs and the insurance proceeds with respect to such loss exceed $30.0 million, then FEEB will be required to apply the “excess cash flow amount” (as defined in the Indenture), the net proceeds of such asset sale or such insurance proceeds, as applicable, to first repay obligations under the Facility Agreement and thereafter to offer to repurchase the Notes at the purchase prices set forth above. The “excess cash flow amount” means, with respect to any period, 50% of the excess cash flow for such period minus $5.0 million of cash and cash equivalents for such period minus the principal amount of the Facility Agreement repaid with such excess cash flow during such period.

In the event of a change of control of FEEC, FEEB will be required to repay all obligations outstanding under the Facility Agreement and to offer to repurchase the Notes at the purchase prices set forth above.

The Indenture contains covenants that, among other restrictions, limit FEEC’s and FEEB’s ability and the ability of certain of their subsidiaries to:

•          amend our constitutional documents;

•          incur or guarantee additional indebtedness other than up to $15.0 million of aggregate principal amount of additional Notes and additional warrants on terms identical to or more favorable to FEEC than the Warrants;

•          issue certain preferred stock;

•          create or incur liens other than liens permitted by the Indenture;

•          pay dividends, repurchase equity securities, redeem subordinated debt, repay certain intercompany indebtedness up to a specified amount or make investments or other restricted payments;

•          transfer or sell assets;

•          incur dividend or other payment restrictions;

•          enter into certain transactions with affiliates;

•          change FEEC’s or FEEB’s line of business;

•          form subsidiaries;

•          sell capital stock of restricted subsidiaries; and

•          merge, consolidate or transfer all or substantially all of FEEC’s and FEEB’s assets.

In addition, the Indenture contains covenants that, among other obligations, require FEEC and FEEB to:

•          be in compliance with all relevant laws and regulations;

•          provide specified financial reports to holders of Notes;

•          maintain customary insurance policies;

•          maintain FEEB’s foreign exchange registration certificate;

•          use the net proceeds of the Private Placement as set forth in the Indenture; and

•          use their commercially reasonable efforts to list the Notes on the Cayman Islands Stock Exchange within six months of the issue date and maintain such listing.

The Indenture contains customary events of default that could, subject to certain conditions, cause the Notes to become immediately due and payable, including but not limited to:

•          the failure to make principal (at maturity, upon redemption or otherwise) or interest payments when due;

•          the failure to make, and to accept and pay the purchase price for Notes tendered pursuant to, the offers to purchase required by the Indenture;

•          the failure to comply with certain covenants in the Indenture or any of the collateral documents;

•          the failure to comply with the reporting obligations in the Indenture for ten days after notice by the trustee or the holders of at least 25% of the aggregate principal amount of the Notes;

•          the default by FEEC or any of its restricted subsidiaries under any mortgage, indenture or other indebtedness in the aggregate of $1 million or more if caused by the failure to pay principal or interest when due or if such default entitles the creditor to declare such indebtedness due and payable prior to its stated maturity;

•          the failure to satisfy certain final, non-appealable judgments of any court of competent jurisdiction in excess of $1.0 million;

•          if any Note guarantee is held to be unenforceable or is repudiated by the guarantor thereof;

•          certain events of bankruptcy or insolvency;

•          the liens securing the Notes cease to be in full force in effect or cease to have priority over certain other lienholders with respect to collateral with a fair market value in excess of $1.0 million or are contested by FEEB or any guarantor in circumstances specified by the Indenture;

•          any representation or warranty made by FEEC or FEEB in the securities purchase agreement for the Private Placement proves to be incorrect in any material respect;

•          the validity of the Notes, the guarantees of the Notes or the Indenture is contested by FEEB or any guarantor;

•          the Shouyang project is abandoned in whole or in part, the Shouyang production sharing contract is terminated, revoked or ceases to be in full force and effect or an event of loss occurs with respect to any of the property or assets of FEEC or FEEB in excess of $10 million net of any insurance proceeds; and

•          certain acts of governmental expropriation or nationalization or certain governmental restrictions on foreign currency exchange or that prevents FEEC or FEEB from paying its obligations in U.S. dollars.

Summary of Material Terms of the Warrants.

The Warrants provide the holders the right to purchase up to 56,086,439 shares of FEEC common stock at an exercise price of $0.085 per share, subject to adjustments described below. The Warrants are exercisable at any time after issuance and will expire at 5:00 p.m., New York City time, on December 31, 2017. The Warrants have anti-dilution provisions specified in the Warrant Agreement, dated January 15, 2013 (the “Warrant Agreement”), between FEEC and Continental Stock Transfer & Trust Company, as warrant agent, including, but not limited to, adjustments for (i) stock splits, reverse stock splits and stock dividends, (ii) the issuance of rights, options, warrants or convertible or exchangeable securities at a price per share less than the current market value of FEEC common stock at the record date therefor, (iii) certain distributions of cash, evidence of indebtedness or other property or assets to holders of any class of common stock, (iv) certain reclassifications, consolidations, mergers or sales of assets of FEEC and (v) certain issuances or sales, or deemed issuances or sales, of shares of common stock for an effective price below the then-effective exercise price of the Warrants or for an effective price greater than the then-effective exercise price but less than or equal to $0.425 per share, subject to adjustment, or for an effective price greater than $0.425, subject to adjustment, but less than the current market price per share at the time of such issuance or sale.

The holders of the Warrants are entitled to certain registration rights set forth in the Registration Rights Agreement, dated January 15, 2013 (the “Registration Rights Agreement”), between FEEC and the purchasers of the Warrants. Under the Registration Rights Agreement, FEEC will file a registration statement (the "Primary Registration Statement") on the appropriate form with the Securities and Exchange Commission (“SEC”) to register under the Securities Act the resale of the shares of common stock issuable upon exercise of the Warrants within 210 days after the closing date and will use its best efforts to cause the Primary Registration Statement to be declared effective by the SEC under the Securities Act within 360 days after the closing date (or within 390 days after the closing date if FEEC receives comments on the Primary Registration Statement from the SEC). In addition, the holders of common stock underlying the Warrants will have "piggyback" registration rights for the resale of such shares of common stock.

Our board of directors has the authority, without further action by the stockholders but subject to restrictions in the Warrant Agreement and Indenture, to issue up to 500 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500 million shares of Common Stock authorized under our charter documents, of which approximately 344.8 million shares were issued and outstanding as of December 31, 2012.

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

Work Program Funding. Our current work programs satisfied the minimum exploration expenditures for our Shouyang and Yunnan PSCs for 2012. With respect to the Qinnan PSC, we have halted activities on the Qinnan block pending regulatory approval or denial of our force majeure claims. Management may seek to secure capital by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets, by obtaining additional debt, reserve based, project or equity-related financing. However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through debt, reserve based, project or equity- related financing. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt, reserve based project or equity-related financing are uncertain and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult. In particular, any transfer of our rights under the PSCs will require the approval of our Chinese partner company and the MofCom. There can be no assurance that the Chinese authorities will provide the approvals necessary for the consummation of a transaction or transfer. There can be no guarantee of future success in capital acquisition, fundraising or exploration success.

Our capital resources and planning can be impacted by fluctuations in the U.S. Dollar and Chinese RMB exchange rate as well as inflation in these countries. For further discussion of these risks, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

Cash flow

As of December 31, 2012, 2011 and 2010, cash and cash equivalents were $1.3 million, $23.3 million, and $27.8 million, respectively. The decrease of $22.0 million in cash and cash equivalents from beginning to end of the fiscal year 2012 was primarily due to $19.2 million cash used by operating activities and $8.5 million cash used by investing activities offset by $5.8 million cash provided by financing activities. The decrease of $4.5 million in cash and cash equivalents from beginning to end of the fiscal year 2011 was primarily due to $16.4 million cash used by operating activities and $17.9 million cash used by investing activities offset by $29.8 million cash provided by financing activities.

Cash used in operating activities for 2012 was $19.2 million as compared to $16.4 million for 2011 and $9.8 million for 2010. The $2.8 million increase in cash used in operating activities in 2012 compared to 2011 was primarily due to a $1.7 million increase in G&A expenses, $1.3 million increase in LOE pumping related costs, offset by a $0.4 million decrease in exploratory contract drilling expenses. The $6.6 million increase in cash used in operating activities in 2011 compared to 2010 was primarily due to a $2.6 million increase in G&A expenses, $1.6 million increase in LOE pumping related costs, $0.9 million increase in exploratory contract drilling expenses and an increase in working capital used. Prior to 2011, we generated no revenue.

Cash used in investing activities for 2012 was $8.5 million, as compared to $17.9 million for 2011, and $5.0 million for 2010. The $9.3 million decrease in 2012 was primarily due to a decrease in additions to oil and gas properties of $8.8 million. The $12.8 increase in 2011 was primarily due to an increase in additions to oil and gas properties of $12.4 million.

Cash provided by financing activities for 2012 was $5.8 million, as compared to $29.8 million for 2011, and $37.0 million for 2010. Cash provided by financing activities for 2012 was $6.2 million as a result of net proceeds from the Facility Agreement during the first nine months of 2012 offset by $0.4 million of debt issue costs. Cash provided by financing activities was due to $16.7 million from the sale of 34.9 million shares of common stock in March 2011 and $17.9 million gross proceeds from a draw on the Credit Facility in December 2011. Cash provided by financing activities for 2010 of $37.0 million was primarily due to the sale of 11.7 million shares of our Common Stock in March and the sale of 105.5 million shares of our Common Stock in August.

Contractual Obligations

Obligations under non-cancelable agreements at December 31, 2012 were as follows (in thousands):

			Payments Due by Period
						2018 and
	Total		2013	2014-2015	2016-2017	Beyond
Debt Obligations (5)	$25,818	(1)	$25,818	$-	$-	$-
Operating Lease Obligations (2)	692		554	138	-	-
Purchase Obligations (3)	15,647		11,606	4,041	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet Under GAAP (4)	840		-	-	-	840
Totals	$42,997		$37,978	$4,179	$-	$840

(1) On November 28, 2011, the Company entered into a $25 million credit facility agreement ("Facility Agreement") to be used for project costs with respect to the Shouyang Area in Shanxi Province, China as well as for general corporate purposes. The Facility Agreement had an initial nine month term ending August 28, 2012. At December 31, 2012, the total amount drawn under the Facility Agreement was $25.7 million which included $0.7 million of capitalized interest. Accrued interest on December 31, 2012 was $0.1 million. On December 31, 2012, the amended Facility Agreement had a termination date of January 15, 2013. On January 15, 2013 the Company entered into a Fifth Amendment of the Facility Agreement which extended the termination date to January 15, 2014.

(2) We enter into operating leases in the normal course of business primarily for our office space and equipment.

(3) We include in purchase obligations contractual agreements to purchase goods or services that are legally enforceable and that specify all significant terms, including fixed or minimum quantities, fixed, minimum or variable price provisions and the approximate timing of the transaction. We have included our obligations under the PSCs for the Yunnan Province and the Shanxi Province projects (assuming approval for the Qinnan PSC exploration phase is granted by the Chinese government) for which the amounts were specified in the contracts. We have elected to enter into Phase II for the Yunnan Province project and have included contractual expenses through completion of this phase, which is currently required to be completed by December 31, 2013. We have elected to enter Phase III for the Shanxi Province projects and have included contractual expenses through completion of these phases, which are currently required to be completed by June 30, 2015.

(4) Amount represents our asset retirement and environmental obligations.

(5) On January 15, 2013, the Company completed the Private Placement of $60 million of senior secured notes. The Notes will mature on January 15, 2016.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2012, we were not involved in any form of off-balance sheet arrangement.

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

Oil and Gas Reserve Quantities.  Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion, impairment of our oil and natural gas properties, and asset retirement obligations.  Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.  Reserve quantities and future cash flows included in this report are prepared in accordance with guidelines established by the SEC and FASB.  The accuracy of our reserve estimates is a function of:

•	the quality and quantity of available data;
•	the interpretation of that data;
•	the accuracy of various mandated economic assumptions; and
•	the judgments of the persons preparing the estimates.

Our independent resource industry consulting firm independently estimated all of the proved, probable and possible reserve quantities included in this annual report.  In connection with our external petroleum engineers performing their independent reserve estimations, we furnished them with the following information that they review: (1) technical support data, (2) technical analysis of geologic and engineering support information, (3) economic and production data, and (4) our well ownership interests.  The resource industry consulting firm, Resource Investment Strategy Consultants ("RISC"), evaluated 100% of our estimated proved reserve quantities and their related pre-tax future net cash flows as of December 31, 2012.  Estimates prepared by others may be higher or lower than our estimates.  Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and gas that are ultimately recovered.  We continually make revisions to reserve estimates throughout the year as additional information becomes available.  We make changes to depletion rates, impairment calculations and asset retirement obligations in the same period that changes to reserve estimates are made.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in RMB and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. In June 2010, China announced that it would gradually allow the RMB to float against the U.S. Dollar and, as a result, the Chinese currency is expected to slowly appreciate with respect to the U.S. Dollar. All of our costs to operate our Chinese offices are paid in RMB. Our exploration costs in China may be incurred under contracts denominated in RMB or U.S. Dollars. During the period of January 1, 2012 to February 1, 2013, the U.S. Dollar ($) to RMB (¥) fluctuated within the range of ¥6.32 to ¥6.28 per U.S. Dollar. If the RMB appreciates with respect to the U.S. Dollar, our costs in China may increase. To date we have not engaged in hedging activities to hedge our foreign currency exposure. In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk. If the exchange rate increased by 10%, it is estimated that our costs would have been approximately $1.3 million lower in 2012. If the exchange rate were 10% lower during 2012, our costs would increase by approximately $1.6 million.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm, JonesBaggett LLP, that audited our consolidated financial statements included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2012, which is included on page 61 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Far East Energy Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Far East Energy Corporation and Subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Far East Energy Corporation and Subsidiaries at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Far East Energy Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 18, 2013, expressed an unqualified opinion thereon.

Dallas, Texas

March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Far East Energy Corporation and Subsidiaries:

We have audited Far East Energy Corporation and Subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Far East Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Far East Energy Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Far East Energy Corporation and Subsidiaries, as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion thereon.

Dallas, Texas

March 18, 2013

FAR EAST ENERGY CORPORATION

Consolidated Balance Sheets

(In Thousands, Except Shares)

	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$1,340	$23,263
Accounts receivable	163	689
Inventory	423	541
Prepaid expenses	369	373
Deposits	677	543
Other current assets	16	19
Total current assets	2,988	25,428

Property and equipment
Oil and gas properties, successful efforts method:
Proved properties	71,875	66,361
Unproved properties	275	1,899
Other property and equipment	2,313	2,071
Total property and equipment	74,463	70,331
Less accumulated depreciation, depletion and amortization	(3,398)	(1,602)
Total property and equipment, net	71,065	68,729

Deferred financing costs	371	1,440
Other long-term assets	658	216
Total assets	$75,082	$95,813

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$14,814	$11,400
Accrued liabilities	7,571	13,562
Short-term debt	25,730	17,870
Total current liabilities	48,115	42,832

Asset retirement and environmental obligations	840	739

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred stock, $0.001 par value, 500,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 344,785,689 and 342,103,218 issued and outstanding at December 31, 2012 and 2011, respectively	345	342
Additional paid-in capital	175,554	174,317
Unearned compensation	(987)	(792)
Accumulated deficit	(148,785)	(121,625)
Total stockholders' equity	26,127	52,242
Total liabilities and stockholders' equity	$75,082	$95,813

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(In Thousands, Except Per Share Data)

	Year ended December 31,
	2012	2011	2010
Operating revenues:
Gas sales	$1,219	$653	$-
Other, net	425	205	-
	1,644	858	-
Operating expenses:
Lease operating expense	5,129	3,873	2,314
Exploration costs	5,604	5,967	5,117
General and administrative	11,434	9,701	7,076
Depreciation, depletion and amortization	1,890	1,045	224
Total operating expenses	24,057	20,586	14,731
Operating loss	(22,413)	(19,728)	(14,731)
Other income (expense):
Interest expense	(4,756)	(678)	(1,135)
Interest income	13	6	5
Gain on sales of other fixed assets	3	(1)	(1)
Foreign currency transaction gain (loss)	(7)	(844)	(311)
Total other income	(4,747)	(1,517)	(1,442)
Loss before income taxes	(27,160)	(21,245)	(16,173)
Income taxes	-	-	-
Net loss	$(27,160)	$(21,245)	$(16,173)

Comprehensive loss	$(27,160)	$(21,245)	$(16,173)

Net loss per share:
Basic and diluted	$(0.08)	$(0.06)	$(0.07)

Weighted average shares outstanding:
Basic and diluted	344,547	333,214	220,671

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION

Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Data)

					Deficit
					Accumulated
	Common Stock		Additional		During the	Total
	Number of	Par	Paid-In	Unearned	Development	Stockholders'
	Shares	Value	Capital	Compensation	Stage	Equity
Balance at December 31, 2009	173,836,960	$174	$111,982	$(279)	$(84,207)	$27,670
Net loss	-	-	-	-	(16,173)	(16,173)
Common shares issued	117,170,416	117	36,888	-	-	37,005
Nonvested shares issued	251,667	-	118	112	-	230
Nonvested shares withheld for taxes	(156,115)	-	(70)	-	-	(70)
Stock options exercised	100,000	-	31	-	-	31
Stock options issued	-	-	429	-	-	429
Balance at December 31, 2010	291,202,928	291	149,378	(167)	(100,380)	49,122
Net loss	-	-	-	-	(21,245)	(21,245)
Common shares issued	34,880,599	35	16,696	-	-	16,731
Stock issued for note conversion	14,315,789	14	6,786	-	-	6,800
Nonvested shares issued	1,753,134	2	1,086	(625)	-	463
Nonvested shares withheld for taxes	(49,232)	-	(28)	-	-	(28)
Stock options issued	-	-	399	-	-	399
Balance at December 31, 2011	342,103,218	342	174,317	(792)	(121,625)	52,242
Net loss	-	-	-	-	(27,160)	(27,160)
Nonvested shares issued	2,707,500	3	867	(195)	-	675
Nonvested shares withheld for taxes	(25,029)	-	(7)	-	-	(7)
Stock options issued	-	-	377	-	-	377
Balance at December 31, 2012	344,785,689	$345	$175,554	$(987)	$(148,785)	$26,127

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

	For the Years Ended December 31,
	2012	2011	2010

Cash flows from operating activities:
Net loss	$(27,160)	$(21,245)	$(16,173)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion, depreciation and amortization	1,890	1,045	224
Amortization of deferred financing costs	2,377	253	324
Share-based compensation	1,052	862	659
Changes in components of working capital:
Restricted cash	-	-	739
Accounts receivable	87	(899)	266
Inventory	118	(237)	(78)
Prepaid expenses	4	(69)	(138)
Deposits	(134)	(442)	245
Accounts payable and accrued liabilities	2,546	4,337	4,192
(Gain) loss on sale of assets	(3)	1	1
Other, net	(7)	(28)	(71)
Net cash used in operating activities	(19,230)	(16,422)	(9,810)

Cash flows from investing activities:
Additions to oil and gas properties	(8,273)	(17,052)	(4,698)
Additions to other properties	(242)	(804)	(335)
Net cash used in investing activities	(8,515)	(17,856)	(5,033)

Cash flows from financing activities:
Net proceeds from credit facility	6,193	16,250	-
Debt issue costs	(371)	-	-
Payment on exchangeable note	-	(3,200)	-
Net proceeds from sale of common stock	-	16,731	37,005
Net proceeds from exercise of options	-	-	31
Net cash provided by financing activities	5,822	29,781	37,036

Net increase (decrease) in cash and cash equivalents	(21,923)	(4,497)	22,193
Cash and cash equivalents—beginning of period	23,263	27,760	5,567
Cash and cash equivalents—end of period	$1,340	$23,263	$27,760

Supplemental cash flow information:
Interest paid	$1,706	$1,227	$-

Noncash investing and financing transactions:
Common stock issued to convert notes payable	$-	$6,800	$-
Asset retirement and environmental obligations	$20	$174	$105

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

Use of Estimates. The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Items subject to such estimates and assumptions include: 1) oil and natural gas reserves; 2) cash flow estimates used in impairment tests of long-lived assets; 3) depreciation, depletion and amortization; 4) asset retirement obligations; and 5) income taxes. While we believe our estimates are appropriate, actual results can, and often do, differ from those estimates.

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

Comprehensive Loss. Comprehensive loss is defined as changes in financial position of an enterprise excluding stockholder equity transactions. There were no elements of comprehensive loss other than net loss from operations for the years ended December 31, 2012, 2011 and 2010.

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

Credit Concentration. As of December 31, 2012, approximately $1.2 million of our cash was held in foreign bank accounts.

Reclassification. Certain reclassifications have been made to the consolidated statement of operations for the year ended December 31, 2010 and 2011 to be consistent with the 2012 presentation.

Adoption of New Accounting Pronouncement. In June 2011, the FASB issued ASU 2011-05 "Comprehensive Income (Topic 220): Presentation of Comprehensive Income." ASU 2011-05 is intended to increase the prominence of comprehensive income in the financial statements by requiring that an entity that reports items of comprehensive income do so in either one continuous or two consecutive financial statements. ASU 2011-05 also requires separate presentation on the face of the financial statements for items reclassified from other comprehensive income into net income. Subsequently, in December 2011, the FASB deferred the effective date of the provisions of ASU 2011-05 relating to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of ASU 2011-05 not deferred by the FASB are effective for interim and annual fiscal periods beginning after December 15, 2011. Retroactive application is required. The adoption of these changes did not have a material impact on our financial statements.

2. Liquidity and Realization of Assets

All of our reserves are located in Shanxi Province, China. At December 31, 2012, our estimated net proved and net probable reserves were 51.3 million cubic feet(“MMcf”) and 392.4 MMcf of CBM, respectively. At December 31, 2012, the standardized measure of our future net cash flows, discounted at 10 percent per annum, relating to our proved natural gas reserves was $40.4 million. See Supplemental Information to Consolidated Financial Statements.

On June 12, 2010, China United Coalbed Methane Corporation, Ltd. ("CUCBM"), our Chinese partner for the Shouyang production sharing contract ("PSC"), and SPG executed a gas sales agreement (the "Gas Sales Agreement"), to which we are an express beneficiary, to sell CBM produced in the CBM field governed by the Shouyang PSC. Gas sales under the gas sales agreement with SPG commenced in the first quarter of 2011. As of December 31, 2012 and 2011, gas sales proceeds to be collected were approximately $0.2 million and $0.7 million, respectively, and were recorded in Accounts Receivable. We have funded our exploration and development activities primarily through the sale and issuance of common stock and proceeds received from the closing of the Facility Agreement (as defined below) and sales of CBM.

On November 28, 2011, FEEB entered into a Facility Agreement, as borrower, with Standard Chartered Bank (“SCB”), as lender, and the Company, as guarantor (the “Facility Agreement”). The Facility Agreement provides for a $25 million credit facility, the proceeds of which were currently used for project costs with respect to the Shouyang Area in Shanxi Province, China, as well as for finance costs and for general corporate purposes approved by SCB. The Facility Agreement is fully drawn and no amounts remain for borrowing. See Note 3 – Facility Agreement.

On January 14, 2013, the Company sold senior secured notes of FEEB (the “Notes”) and warrants to purchase common stock of FEEC (the “Warrants”) to certain institutional investors for $60,000,000 of gross proceeds in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) thereof and Regulation S thereunder (the “Private Placement”). The Private Placement closed on January 15, 2013.

On January 15, 2013, FEEC and FEEB entered into the Fifth Amendment to the Facility Agreement, dated November 28, 2011 (as amended, the “SCB Credit Facility”), among FEEC, FEEB and Standard Chartered Bank, to provide for the extension of the maturity date thereof until January 15, 2014. The Fifth Amendment was subject to the repayment of $4.125 million of the outstanding principal amount and the repayment of $0.7 million of capitalized interest. The total amount of outstanding principal and capitalized interest under the Facility Agreement prior to the repayment of such amount was $25.8 million (which includes $125,000 borrowed on January 11, 2013). In addition, accrued interest, amendment fees and certain transaction expenses were paid at closing out of the gross proceeds of the Private Placement.

Our current work programs satisfied the minimum exploration expenditures for our Shouyang and Yunnan PSCs for 2012. With respect to the PSC governing CBM production activities on the approximately 573,000 acres in the Qinnan block of the Shanxi Province, we have halted activities on the Qinnan Block pending resolution of whether or not its exploration period will be extended as a result of certain force majeure claims.

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

3. Facility Agreement

On November 28, 2011, FEEB entered into the Facility Agreement, as borrower, with SCB, as lender, and the Company, as guarantor. The Facility Agreement provides for a $25 million credit facility, the proceeds of which were used for project costs with respect to the Shouyang Area in Shanxi Province, China, as well as for finance costs and for general corporate purposes approved by SCB. The Agreement had an initial 9-month term ending August 28, 2012. Loans under the Facility Agreement may be made in such amounts as may be specified from time to time in one or more utilisation requests according to an agreed expenditure schedule. Loans under the Facility Agreement will bear interest at LIBOR plus an applicable margin rate of 9.5% during the initial period and 10.0% thereafter, and mandatory costs, if any, to compensate SCB for certain Hong Kong regulatory compliance costs.  In connection with and as security for the Facility Agreement, FEEB and/or the Company entered into certain other ancillary agreements dated November 28, 2011, including a Share Pledge Agreement, an Account Charge Agreement, an Assignment of Shareholder Loans and a Subordination Agreement (the “Ancillary Agreements”).  Under the Ancillary Agreements, the Company pledged its shares in FEEB and granted a security interest in certain intercompany debt to SCB, and FEEB granted a security interest in certain bank accounts to SCB.

On May 23, 2012, the Company announced that it had entered into an amendment to regarding the credit facility agreement with Standard Chartered Bank that, among other things, extended the date upon which the Company was required to provide Standard Chartered Bank with evidence of approval by MofCom of the modification agreement to the Shouyang PSC. On July 5, 2012, FEEB was notified of MofCom approval of the modification agreement to the Shouyang PSC. On July 19, 2012, FEEB entered into the First Amendment (the “First Amendment”) electing to extend the term of the Facility Agreement by three months, which extended the term of the facility Agreement to November 28, 2012. On November 28, 2012, FEEB entered into the Second Amendment (the “Second Amendment”) to the Facility Agreement, dated as of November 28, 2011 extending the termination date of the Facility Agreement and the due date for payment of all accrued interest to December 19, 2012. On December 18, 2012, FEEB entered into the Third Amendment (the “Third Amendment”) to the Facility Agreement, dated as of November 28, 2011 (as amended, the “Facility Agreement”). The Third Amendment extends the termination date of the Facility Agreement and the due date for payment of all accrued interest to January 15, 2013.

On January 15, 2013, FEEC and FEEB entered into the Fifth Amendment to the Facility Agreement, dated November 28, 2011 (the “Fifth Amendment”), among FEEC, FEEB and Standard Chartered Bank, to provide for the extension of the maturity date thereof until January 15, 2014. The Fifth Amendment was subject to the repayment of $4.125 million of the outstanding principal amount and the repayment of $0.7 million of capitalized interest. The total amount of outstanding principal and capitalized interest under the Facility Agreement prior to the repayment of such amount was $25.8 million (which includes $125,000 borrowed on January 11, 2013). In addition, accrued interest, amendment fees and certain transaction expenses were paid at closing out of the gross proceeds of the Private Placement. See Note 14 – Subsequent Events for discussion of the Private Placement.

At December 31, 2012 and 2011, the total amount drawn under the Facility Agreement was $25.7 and $17.9 million, respectively. The related accrued interest was $0.1 and $0.2 million for December 31, 2012 and 2011, respectively. The effective interest rate for the Facility Agreement is 21.6% per annum.

At December 31, 2012 and 2011, total financing costs in connection with the Facility Agreement were approximately $2.6 and $1.6 million, respectively. The costs related to the Facility Agreement were capitalized as deferred financing costs and amortized over the term of the Facility Agreement.  Amortization expense for the year ended December 31, 2012 and 2011 was $2.4 million and $0.2 million, respectively.

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

Of the $10 million principal amount, $2 million was to be set aside to be used exclusively to satisfy FEEB's existing exploration and development commitments in connection with the Qinnan PSC. This restricted portion was fully utilized for exploration expenditures related to the Qinnan PSC by mid-2010.

The Exchangeable Note had an initial principal amount of $10 million and bore interest at a rate of 8% per annum, which began to accrue on October 16, 2009. In February 2011, Dart Energy exercised its right to exchange a total of $6.8 million in principal amount under the Exchangeable Note for 14,315,789 shares of Common Stock which was sold by Dart Energy shortly after the exchange.

On September 15, 2011, the Company fulfilled its obligations under the Exchangeable Note by paying in full the remaining $3,200,000 principal balance on the Exchangeable Note plus the $1,226,577 in accrued interest, and the Company elected to terminate the Farmout Agreement on November 11, 2011. The effective interest rate for the Exchangeable Note was 11.64% per annum.

5. Supplemental Cash Flow Information

We use the indirect method to present cash flows from operating activities. Cash paid for interest for 2012 and 2011 was $1.7 million and $1.2 million, respectively. Cash paid for income taxes for 2012 and 2011 was zero both years. Cash paid for interest expense and income taxes for 2010 was zero, respectively. Other supplemental cash flow information for 2012, 2011 and 2010, is presented as follows (in thousands):

	2012	2011	2010
Non-cash transactions:
Amortization of deferred financing costs	$2,377	$253	$324
Non-cash share-based compensation	1,052	862	659
Common stock issued to convert notes payable	-	6,800	-
Asset retirement and environmental obligation	20	174	105

6. Oil and Gas Properties

All of the Company's oil and gas properties are located in the PRC. For the year ended 2012, the Company has $71.9 million in proved oil and gas properties and $0.3 million remaining in unproved oil and gas properties. During the year ending 2011, based on the determination of proved reserves, the Company classified $66.3 million of its unproved oil and gas properties to proved oil and gas properties The costs associated with our oil and gas properties include the following (in thousands):

	At December 31,
	2012	2011
Proved oil and gas properties	$71,875	$66,361

Unproved leasehold costs	275	275
Unproved oil and gas properties	-	1,624
Total unproved oil and gas properties	275	1,899
Accumulated depreciation, depletion and amortization	(2,221)	(744)

Total oil and gas properties, net	$69,929	$67,516

Unproved Leasehold Costs. Unproved leasehold costs are composed of amounts we paid to the PRC's Ministry of Commerce of the People's Republic of China ("MofCom") and CUCBM pursuant to a PSC we entered into in 2002 with CUCBM to acquire the mineral rights in the Enhong and Laochang areas in the Yunnan Province.

Unproved Oil and Gas Properties. Unproved oil and gas property costs include only suspended well costs which are direct exploratory well costs pending determination of whether proved reserves have been discovered. Accounting guidance regarding capitalization of suspended well costs is provided by FASB ASC Topic 932. FASB ASC Topic 932 addresses whether there are circumstances under the successful efforts method of accounting for oil and gas producing activities that would permit the continued capitalization of exploratory well costs beyond one year, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are under way or firmly planned for the near future. Capitalization of costs should be continued beyond one year in cases where reserves for the project are not yet proven, but the Company demonstrates sufficient continuing progress toward assessing those reserves. For the capitalized costs at December 31, 2012, our assessment indicated that our current work programs demonstrated our efforts in making sufficient continuing progress toward assessing the reserves in the areas for which the costs were incurred. Therefore, we have continued to capitalize these costs.

The following table reflects the net changes in capitalized exploratory well costs during 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Beginning balance at January 1	$1,624	$49,819	$34,146
Additions to unevaluated exploratory well costs pending the determination of proved reserves	-	18,166	15,673
Reclassifications of wells, facilities, and equipment based on the determination of proved reserves	-	(66,361)	-
Reclassified to Proved Oil and Gas Properties per Shouyang Modification Agreement	(1,624)	-	-
Unevaluated exploratory well costs charged to expense	-	-	-
Ending balance at December 31	$-	$1,624	$49,819

At December 31, 2012, the Company had no costs capitalized for exploratory wells for a period of greater than one year after the completion of drilling.

7. Asset Retirement and Environmental Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Carrying amount at beginning of period	$739	$491
Liabilities incurred	20	174
Liabilities settled	-	-
Accretion expense	94	74
Settlement of obligation	(13)	-
Revisions	-	-
Carrying amount at end of period	$840	$739

Current portion	$-	$-
Noncurrent portion	$840	$739

8. Other Property and Equipment

Other fixed assets, net include the following (in thousands):

	At December 31,
	2012	2011
Other fixed assets	$2,313	$2,071
Accumulated depreciation	(1,176)	(858)
Other fixed assets, net	$1,137	$1,213

Other fixed assets include leasehold improvements, equipment and furniture. Depreciation expense for the years ended December 31, 2012, 2011, and 2010 was approximately $319,000, $227,000, and $177,000, respectively. Furniture, fixtures and non-oil and natural gas property and equipment are depreciated using the straight-line method based on the estimated useful lives of the respective assets, generally ranging from three to twenty years. Leasehold improvements are amortized over the shorter of their economic lives or the lease term. Repairs and maintenance costs are expensed in the period incurred.

9. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows (in thousands):

	At December 31,
	2012	2011
Deferred tax assets:
Net operating loss	$8,172	$7,099
Depreciable assets and other	31	19
Accrued Compensation	26	-
Stock-based compensation	842	741
Total deferred tax assets	9,071	7,859
Total deferred tax liabilities	-	-
Net deferred tax assets	$9,071	$7,859

Net deferred tax assets	$9,071	$7,859
Less: valuation allowance	(9,071)	(7,859)
	$-	$-

Net operating loss, which can be carried forward for federal income tax purposes, was estimated to be approximately $24.0 million and $20.9 million at December 31, 2012 and 2011, respectively. The management has determined that it is unlikely that the NOL will be utilized before its expiration beginning in 2016. Accordingly, full valuation allowance is provided to comply with the provisions of FASB ASC Topic 740, Income Taxes (“ASC 740”).

Income taxes for financial reporting purposes differed from the amounts computed by applying the statutory federal income tax rates because Bermuda has no income tax that would apply to FEEB, and because of our recording of the valuation allowance for the losses generated by us. The net increase in the valuation allowance for the year ended December 31, 2012 was $1.2 million. The net increase in the valuation allowance for the year ended December 31, 2011 was $2.8 million. The increase for each year was primarily attributable to the net operating losses generated.

ASC 740 prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in our Consolidated Statements of Operations and Comprehensive Loss. There were no unrecognized tax benefits as of the date of adoption. There are no unrecognized tax benefits that if recognized would affect the tax rate for the year ended December 31, 2012. There is no interest or penalties recognized as of the date of adoption or for the year ended December 31, 2012.

The Company files income tax returns in the U.S. Federal jurisdiction and State of Texas. The 2009 through 2012 tax years generally remain subject to examination by federal and state tax authorities.

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

Shouyang Production Sharing Contract. We are the operator under the Shouyang PSC to develop the Shouyang Block in Shanxi Province. The term of the Shouyang PSC consists of an exploration period, a development period and a production period. During the exploration period, we hold a 100% participating interest in the properties, and we must bear all exploration costs for discovering and evaluating CBM-bearing areas. We have negotiated and signed multiple amendments with our Chinese partner companies to extend the exploration period under our PSCs. The exploration period for approximately 288,570 acres (approximately 1,167.8 square kilometers) of the Shouyang Block expires on June 30, 2015, and the exploration period for approximately 121,255 acres (approximately 490.7 square kilometers) expires on June 30, 2013. The Shouyang PSC expires on July 1, 2032 unless extended.

We operate approximately 409,824 acres (1,658.5 square kilometers) of the Shouyang Block. There is an approximately 15,988 acre (approximately 64.7 square kilometer) portion of the block that has recently been certified by the Chinese Ministry of Land Resources (the “MLR”), which is a step that is a necessary regulatory requirement to obtain a permanent development license. This portion of the block covers our pilot development wells located in the northern portion of the Shouyang Block (the “1H Pilot Area”) and a westward extension thereof. We have a 100% participating interest (subject to a net 3.5% revenue interest held by Phillips) in this portion of the block, which contains all of the wells in the 1H Pilot Area (the area of our current CBM sales) and the planned expansion thereof. With respect to the remaining 393,837 acres (1,593.8 square kilometers), CUCBM maintains the right to elect up to a 30% participating interest upon completion of certain milestones, and we retain the remaining participating interest in the contract area, subject to the 3.5% revenue interest.

During the exploration period, FEEB must complete at least the minimum work program and seek commercial deposits of CBM that can be developed in commercially paying quantities. In order to shift from the exploration period to the development period, an overall development plan is prepared and submitted for governmental approval for a long-term development license for a particular CBM field. The preparation of an overall development plan to submit as part of the application for a long-term development license will require certification in accordance with MLR standards, as well as technical, commercial, environmental, health and safety plans demonstrating how the CBM field will be developed for the exploitation of CBM located therein. Currently, we and CUCBM are in the process of jointly preparing an overall development plan for approximately 24,661 acres (99.8 square kilometer) located in the northern portion of the Shouyang Block.

Following expiration of the exploration periods, we may elect to continue the process of trying to convert portions of the Shouyang Block into MLR certified areas in order to transition these areas into the process for a long-term development license. Any acreage that is not at or past the stage of submittal of a technical report that reasonably meets the criteria for MLR certification will be relinquished unless the parties agree otherwise.

The development period as to any portion of the Shouyang Block will begin after the date of commencement of production of commercial grade quantities of CBM with respect to that area. Any CBM produced and sold prior to the approval of an overall development plan is deemed to occur during the development period, and production is to be distributed in accordance with the parties participating interests in such CBM field. Provided we remain in compliance with the requirements under the Shouyang PSC, the Shouyang PSC allows production to continue on a CBM field until the earlier of the end of the useful life of that area or June 30, 2032, unless extended or otherwise amended.

Under the PSCs, we have committed to satisfy certain annual minimum exploration expenditure requirements for each PSC. Our minimum exploration expenditure requirement for each block is based on the minimum exploration expenditure requirements of CUCBM established by the MLR, subject to such additional commitments as we deem reasonably necessary and appropriate in light of negotiations to extend the underlying exploration periods of the PSCs. The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by each PSC. As a result, the annual minimum exploration expenditure requirement is approximately $2.9 million for the Shouyang PSC, based on the currency exchange rate between the U.S. Dollar to the Chinese Renminbi (“RMB”) as of December 31, 2012. Any portion of the exploration expenditures that exceeds the current year’s minimum exploration expenditure requirement cannot be carried forward for the satisfaction of the subsequent year’s minimum requirement. Under the Shouyang PSC, we are required to pay certain fees totaling $0.5 million for the year of 2012. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits. We have completed the minimum work obligations under the Shouyang PSC. We are required to drill 25 additional wells in the non-MLR certified area by June 30, 2013, and drill additional 13 wells during the period from July 1, 2013 to June 30, 2015, spending at least $15.9 million based on the currency exchange rate between the U.S. Dollar and the RMB as of December 31, 2012.

Under the PSCs, we are required to make the following yearly payments to our Chinese partner companies. As indicated below, certain amounts may change from year to year.

Annual Payments	Shouyang PSC
Exploration Period
Salary and Benefit
2013	$294,946
2012	279,990

Exploration Permit Fee	134,723
Training Fee	60,000
Assistance Fee	50,000

Development & Production Period
Signature Fee (1)	150,000
Training Fee	150,000
Assistance Fee	120,000

(1) Due within 30 days after first approval of the ODP following the exploration period.

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

Under the Qinnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements. As with the Shouyang PSC, our minimum exploration expenditure requirement is based on the minimum exploration expenditure requirements of CNPC established by the MLR. The MLR sets its requirements by applying a minimum expenditure per square kilometer to the total acreage encompassed by each PSC. The annual minimum exploration expenditure requirement under the Qinnan PSC is approximately $3.7 million in the aggregate based on the currency exchange rate between the U.S. Dollar and the RMB as of December 31, 2012. These expenditure requirements are denominated in the RMB and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the RMB. Because the stated expiration date for the exploration period for the Qinnan PSC occurred on June 30, 2009, and we have not yet received an extension, we have halted activities associated with the Qinnan block pending receipt of an extension, should one ultimately be granted.

Under the PSCs, we are required to make the following yearly payments to our Chinese partner companies. As indicated below, certain amounts may change from year to year.

Annual Payments	Qinnan PSC
Exploration Period
Salary and Benefit
2013	$151,686
2012	143,100

Exploration Permit Fee	165,529
Training Fee	60,000
Assistance Fee	50,000

Development & Production Period
Signature Fee (1)	150,000
Training Fee	150,000
Assistance Fee	120,000

(1) Due within 30 days after first approval of the overall development plan following the exploration period.

Yunnan Production Sharing Contract. On January 25, 2002, we entered into a PSC to develop two areas in Yunnan Province: (1) the Enhong area, which covers approximately 145,198 acres (587.6 square kilometers), and (2) the Laochang area, which covers approximately 119,327 acres (482.9 square kilometers)( the “Yunnan PSC”). FEEB is the operator under the Yunnan PSC. The term of the Yunnan PSC consists of an exploration period, a development period and a production period. The exploration period is divided into two phases, Phase I and Phase II. We have completed Phase I and are operating in Phase II. During the fourth quarter of 2011, we signed a modification agreement to the Yunnan PSC, which was approved by MofCom on June 15, 2012 and extended the exploration period until December 31, 2013, in exchange for allowing CUCBM to proceed at its sole risk with a 100% participating interest in the 145,198 acres (587.6 square kilometers) in the Enhong part of the Yunnan PSC contract area (hence, our interest in the Yunnan PSC now comprises the Laochang area only, and is called the Laochang Block). We may elect to continue the process of trying to transition CBM fields into the process for a long-term development license for certain areas. Any acreage that is not at or past the stage of submittal of a technical report to CUCBM that reasonably meets the criteria for MLR certification will be relinquished unless the parties otherwise agree. Our operations will focus on obtaining MLR certification in the portion of the Laochang area and preparing for compilation of an overall development plan to submit for approval. The development period of any CBM field in the Yunnan PSC area will begin after the approval of an long-term development license pursuant to an overall development plan. An overall development plan would be developed and filed jointly by us and CUCBM, seeking approval from Chinese governmental authorities, for any CBM field that we and CUCBM elect to develop. The production period of any CBM field in the Yunnan PSC area will begin after the date of commencement of production of commercial grade quantities of CBM with respect to that CBM field. Provided that we remain in compliance with the requirements under the Yunnan PSC, production will be allowed to continue on a CBM field until the earlier of the end of the useful life of the field and January 1, 2033, unless extended or otherwise amended. We are responsible for all exploration costs related to the Yunnan PSC, including all exploration costs for discovering and evaluating CBM-producing areas. If any CBM field is discovered within the contract area, CUCBM will be deemed to hold a 40% participating interest in such field and we will be deemed to have a 60% participating interest, unless CUCBM elects to participate at a lower level, in which case we will retain all participating interests not taken by CUCBM and shall be responsible for development costs in proportion to our participating interest.

We plan to continue the dewatering/test-production and we anticipate the production of more gas as the dewatering process moves forward and the interference between wells can be established, together with a reduction in the fluid-level, creating a funnel effect covering a relatively larger area of the reservoir. Recently, gas production from one of the pilot wells has remained steady at a rate around 20 Mcf (550 cubic meters) per day, with the peak daily rate as high as 65 Mcf (1,850 cubic meters). After initial testing, it was determined that this CBM field possesses one of the higher-rank coals in China, which means that the coal in this CBM field contains more carbon and typically results in a much higher energy content and higher gas content. Accordingly, we plan to analyze obtained data through pilot production and evaluate the performance of the reservoir, then decide whether or not to continue the pilot testing. Furthermore, in order to apply for a long-term development license to enter the development period, it is under consideration that more parameter wells and pre-production wells may be planned for drilling, especially in the Yuwang subblock of the Laochang PSC project.

Under the Yunnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements. Our minimum exploration expenditure requirements for the blocks subject to the Yunnan PSC are based our negotiated agreement to extend the Yunnan PSC exploration period. We are currently obligated to drill a total of eight wells during the entire exploration period, as extended, spending at least $0.8 million (4,850,000 RMB) per year based on the current exchange rate between the U.S. Dollar and the RMB as of December 31, 2012 as the minimum exploration expenditure. Under applicable MLR rules for minimum expenditure requirements, the annual minimum exploration expenditure requirement for the Yunnan PSC is approximately $1.2 million before the modification but reduced with relinquishment of acreage, based on the currency exchange rate between the U.S. Dollar and the RMB as of December 31, 2012. As we have already drilled five wells in the Laochang region during Phase II of the Yunnan exploration period, we are only obligated to drill an additional three wells before December 31, 2013 to satisfy the minimum work commitment.

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

Under the PSCs, we are required to make the following yearly payments to our Chinese partner companies.

Annual Payments	Yunnan PSC
Exploration Period
Salary and Benefit
2013	$298,344
2012	315,024

Exploration Permit Fee	38,417
Training Fee	45,000
Assistance Fee	45,000

Development & Production Period
Training Fee	80,000
Assistance Fee	80,000

Minimum Commitments. At December 31, 2012, total minimum commitments from long-term non-cancelable operating leases and other purchase obligations are as follows (in thousands):

Amount
2013	$37,978
2014 - 2015	4,179
2016 - 2017	-
2018 and beyond	840
Total minimum commitments	$42,997

11. Employee Savings Plan

At December 31, 2012, we maintained a defined contribution plan covering all of our U.S. employees. Employees participating in the plan may select from several investment options. We match the participant's contribution up to a maximum of four percent of the participant's salary. The amounts contributed by the participants and us vest immediately. We expensed $74,000, $68,000, and $50,000 under this plan for 2012, 2011 and 2010, respectively.

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

During the first six months of 2012, we awarded options to purchase up to 970,000 shares of our common stock and 2,602,500 nonvested shares under the 2005 Plan to employees and members of the board of directors; and options to purchase up to 150,000 shares of our common stock and 105,000 nonvested shares outside the 2005 Plan to a consultant. We did not award any options to purchase our common stock or any nonvested shares or other full-valued stock-based award during the last half of 2012. As of December 31, 2012, we had 13,371,699 shares available for awards under the 2005 Plan, of which 1,604,199 shares could be issued as nonvested shares or other full-valued stock-based awards.

The following table summarizes share based compensation costs recognized under ASC 718 for 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
General and administrative	$900	$691	$532
Exploration costs	152	171	127
Tax benefit	-	-	-
Total share-based compensation costs, net of tax	$1,052	$862	$659

We utilized certain assumptions in determining the fair value of options using the Black-Scholes option pricing model. Expected volatility is based upon historical volatility. The risk-free interest rate is based on observed U.S. Treasury rates at date of grant, appropriate for the expected lives of the options.

Compensation expenses for the stock option grants determined under ASC 718 for 2012 and 2011 were calculated using the Black-Scholes option pricing model with the following assumptions:

	2012	2011
Dividend yield	0%	0%
Expected volatility	89%	92%
Risk-free interest rate	0.9%	2.3%
Expected life of options (years)	6	6
Weighted average fair value per share at grant date	$0.24	$0.44

The total intrinsic value of options exercised during 2010 was $12,000. Approximately $31,000 of cash was received from the exercise of options during 2010. No options were exercised during 2012 or 2011.

The aggregate intrinsic value for options outstanding and options exercisable at December 31, 2012 is zero, respectively. The weighted average remaining life for the outstanding options is 4.8 years. A summary of options outstanding as of December 31, 2012 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.28 to $0.45	2,379,333	7.55	$0.31	1,759,333	$0.39
$0.46 to $0.70	4,591,500	5.73	0.63	2,851,500	0.65
$0.71 to $0.99	633,000	4.38	0.82	633,000	0.82
$1.00 to $1.99	850,000	2.32	1.21	850,000	1.21
$2.00 to $2.37	2,695,000	1.66	2.01	2,695,000	2.01
	11,148,833	4.80	0.95	8,788,833	1.08

The following table summarizes activity in shares of nonvested stock for 2012 (shares in thousands):

	Nonvested Shares	Weighted Average Fair Value Per Share	Vest Date Fair Value
Outstanding at January 1, 2012	2,102	$0.54
Granted	2,707	0.32
Vested	(835)	0.50	$263
Withheld for Taxes	(25)	0.53
Outstanding at December 31, 2012	3,949	$0.40

The fair value of restricted stock that vested during the years ended December 31, 2012, 2011 and 2010 was approximately $263,000, $169,000, and $379,000, respectively, based on the closing prices on the dates of vesting. At December 31, 2012, we had approximately $1.4 million in total unrecognized compensation cost related to share-based compensation, of which $0.9 million was related to shares of nonvested stock grants and was recorded in unearned compensation on our consolidated balance sheets. This cost is expected to be recognized over a weighted average period of 1.6 years at December 31, 2012.

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

Issuances of Common Stock and Warrants. The table below summarizes placements of our shares of common stock and warrants for the three-year period ended December 31, 2012:

	Shares
	Common		Proceeds		Warrants
	Stock	Warrant	Gross	Net	Amount	Exer. Price	Expiration
2010 (1)	117,170,416	4,951,616	39,831,749	37,036,759	4,951,616	$0.54 - $0.80	2014 & 2015
2011 (2)	49,196,388	-	17,527,500	16,696,009	-	-	-
2012 (3)	-	-	-	-	-	-	-

(1)       A registered offering closed in March 2010 and warrants to purchase up to 4.9 million shares of common stock were issued pursuant to this registered offering. The warrants that were issued in the registered offering that closed in March 2010 expire on March 11, 2015 for investors who subscribed for warrants and on November 4, 2014 for the placement agent who participated in the March 2010 registered offering. Another registered offering was closed in August 2010 for shares of common stock.

(2)       In February 2011, Dart Energy exercised its right to exchange a total of $6.8 million in principal amount under the Exchangeable Note (referenced in footnote 2 of this table) for 14,315,789 shares of common stock. A registered offering was closed in March 2011 for shares of common stock.

(3)       The Company did not issue any common stock or warrants during the year ended December 31, 2012.

Basic and Diluted Shares Outstanding. Our basic and diluted numbers of shares common stock outstanding in each of the three years presented were the same because we had net losses. There were (1) 11,148,833, 10,523,833, and 9,075,500 options as of December 31, 2012, 2011 and 2010, respectively; and (2) 17,975,074, 21,994,982, and 21,994,982 warrants as of December 31, 2012, 2011 and 2010, respectively.

Resale Restrictions. On December 31, 2012, we had 344,785,689 shares of common stock outstanding, of which 6,907,718 shares, or 2%, were subject to resale restrictions.

Preferred Stock. Our board of directors has the authority, without further action by the stockholders, to issue up to 500,000,000 shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. The issuance of preferred stock could have the effect of restricting dividends on the common stock, diluting the voting power of the common stock, impairing the liquidation rights of the common stock or delaying or preventing our change in control without further action by the stockholders. While we have no present plans to issue any shares of preferred stock, the issuance of preferred stock and this right is currently subject to restrictions under our senior secured notes, we may need to do so in the future in connection with capital raising transactions. In addition, we may issue additional shares of common stock in connection with capital raising activities. The issuance of additional common stock would also have a dilutive impact on our stockholders' ownership interest in our company.

Warrants. The following table summarizes warrant transactions for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Outstanding at beginning of year	21,994,982	21,994,982	17,241,680
Issued related to current year's share placements	-	-	4,951,616
Exercised	-	-	-
Expired	(4,019,908)	-	(198,314)
Outstanding at end of year (1)	17,975,074	21,994,982	21,994,982

(1)	The same amount of shares of our common stock authorized was reserved for the exercise of the warrants.

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

During the first six months of 2012, we awarded options to purchase up to 970,000 shares of our common stock and 2,602,500 nonvested shares under the 2005 Plan to employees and members of the board of directors; and options to purchase up to 150,000 shares of our common stock and 105,000 nonvested shares outside the 2005 Plan to a consultant. We did not award any options to purchase our common stock or any nonvested shares or other full-valued stock-based award during the last half of 2012.

As of December 31, 2012, we had 13,371,699 shares available for awards under the 2005 Plan, of which 1,604,199 shares could be issued as nonvested shares or other full-valued stock-based awards.

The weighted average remaining life of options exercisable at the end of the year is 3.78 years. The following table summarizes stock option transactions for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	10,523,833	$1.04	9,075,500	$1.18	9,952,167	$1.14
Granted	1,120,000	0.33	2,035,000	0.58	-	-
Exercised	-	-	-	-	(100,000)	0.31
Canceled	(435,000)	1.45	(400,000)	2.28	(316,667)	0.82
Forfeited	-	-	(186,667)	0.52	(420,000)	0.63
Expired	(60,000)	0.65	-	-	(40,000)	2.00
Outstanding at end of year	11,148,833	0.95	10,523,833	1.04	9,075,500	1.18

Options exercisable at end of year	8,788,833	1.08	8,243,500	1.17	7,620,667	1.32

14. Subsequent Events

On January 14, 2013, the Company sold senior secured notes of FEEB (the “Notes”) and warrants to purchase common stock of FEEC (the “Warrants”) to certain institutional investors for $60 million of gross proceeds ($52.0 million, net) in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) thereof and Regulation S thereunder (the “Private Placement”). The Private Placement closed on January 15, 2013.

On January 15, 2013, FEEC and FEEB entered into the Fifth Amendment to the Facility Agreement, dated November 28, 2011 (as amended, the “SCB Credit Facility”), among FEEC, FEEB and Standard Chartered Bank, to provide for the extension of the maturity date thereof until January 15, 2014. The Fifth Amendment was subject to the repayment of $4.125 million of the outstanding principal amount and the repayment of $0.7 million of capitalized interest. The total amount of outstanding principal and capitalized interest under the Facility Agreement prior to the repayment of such amount was $25.8 million (which includes $125,000 borrowed on January 11, 2013). In addition, accrued interest, amendment fees and certain transaction expenses were paid at closing out of the gross proceeds of the Private Placement. As of January 15, 2013 the amount remaining owed under the SCB Credit Facility was $21.0 million.

The Company’s cash balance was $53.2 million as of January 15, 2013.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Oil and Gas Reserve Information (Unaudited)

1. Modernization of Oil and Natural Gas Reporting Requirements

The reserve estimates as of December 31, 2012 presented herein were made in accordance with oil and gas reserve estimation and disclosure authoritative accounting guidance issued by the Financial Accounting Standards Board. This guidance was issued to align the accounting oil and gas reserve estimation and disclosure requirements with the requirements in the SEC’s “Modernization of Oil and Gas Reporting” rule, which was also effective for annual reports for fiscal years ending on or after December 31, 2009.

The above-mentioned rules include updated definitions of proved oil and gas reserves, proved undeveloped oil and gas reserves, oil and gas producing activities, and other terms used in estimating proved oil and gas reserves. Proved oil and gas reserves as of December 31, 2012 were calculated based on the gas price of US$6.43/Mcf, (thousand standard cubic foot) in accordance with the gas sales agreement dated June 12, 2010 and Chinese Government policy. The prices are based on the average price received and US dollar-RMB exchange rate on the first day of each month in 2012. This average price is also used in calculating the aggregate amount and changes in future cash inflows related to the standardized measure of discounted future cash flows. Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. The authoritative guidance broadened the types of technologies that a company may use to establish reserve estimates and also broadened the definition of oil and gas producing activities to include the extraction of non-traditional resources, including bitumen extracted from oil sands as well as oil and gas extracted from shales.

2. Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

Costs incurred in the acquisition and development of oil and gas assets are presented below for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Property acquisition costs:
Proved	$-	$-	$-
Unproved	-	-	-
Exploration	5,604	5,967	5,117
Development costs (1)	8,253	16,878	-
Total costs incurred	$13,857	$22,845	$5,117

(1)	Includes Asset Retirement Costs of $20,000 and $174,000, respectively.

3. Capitalized Oil and Gas Costs

Aggregate capitalized costs related to oil and gas production activities with applicable accumulated depreciation, depletion, amortization and impairment are presented below as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Capitalized costs:
Proved properties	$71,875	$66,361
Unproved properties	275	1,899
Less: accumulated depreciation, depletion, amortization and impairment	(2,221)	(744)
Net capitalized costs	$69,929	$67,516

 Unproved properties, which are not subject to amortization, are not significant and consist of lease acquisition costs.

4. Proved Oil and Gas Reserves

An analysis of the change in estimated quantities of oil and gas reserves, all of which are located within China, for the years ended December 31, 2012, is as follows:

	Year Ended December 31, 2012
	Gas (MMcf)	Oil (MBbls)	NGL (MBbls)	Total (MMcfE)

Proved developed and undeveloped reserves, net:
Beginning of year	54,599	-	-	54,599
Revisions of previous estimates	(2,919)	-	-	(2,919)
Extensions, discoveries and other additions	-	-	-	-
Divestitures of reserves	-	-	-	-
Purchases of minerals in place	-	-	-	-
Production	(372)	-	-	(372)
End of year	51,308	-	-	51,308

Proved developed reserves, net:
Beginning of year	13,505	-	-	13,505
End of year	9,739	-	-	9,739
Proved undeveloped reserves, net:
Beginning of year	41,094	-	-	41,094
End of year	41,568	-	-	41,568

The gas price used is US$6.43/Mcf, (thousand standard cubic foot) in accordance with the gas sales agreement dated June 12, 2010 and Chinese Government policy. The prices are based on the average price received and US dollar-RMB exchange rate on the first day of each month in 2012.

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

The estimates of future cash flows and future production and development costs as of December 31, 2012 are based on average price received and US dollar-RMB exchange rate on the first day of each month in 2012. Estimated future production of proved reserves and estimated future production and development costs of proved reserves are based on current costs and economic conditions. Future income tax expenses are computed using the appropriate year-end statutory tax rates applied to the future pretax net cash flows from proved oil and natural gas reserves, less the tax basis of the Company. All wellhead prices are held flat over the forecast period for all reserve categories. The estimated future net cash flows are then discounted at a rate of 10%.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows at December 31, 2012(in thousands):

	2012	2011	2010

Future cash inflows	$348,900	$351,862	$-
Future production costs	(117,240)	(114,868)	-
Future development costs	(98,870)	(76,844)	-
Future income tax expenses	-	(10,024)	-
Future net cash flows	132,790	150,126	-

10% discount for estimated timing of cash flows	(92,390)	(87,562)	-
Standardized measure of discounted future net cash flows	$40,400	$62,564	$-

Standardized measure of discounted future net cash flows, beginning of year	$62,564	$-	-
Changes in the year resulting from:
Sales, less production costs	3,910	3,295	-

Revisions of previous quantity estimates	(3,496)	-	-

Extensions, discoveries and other additions		65,407	-

Net change in prices and production costs	(13,788)	-	-

Changes in estimated future development costs	(19,641)	-	-
Previously estimated development costs incurred during the period	-	-	-
Purchases of minerals in place	-	-	-
Accretion of discount	6,541	-	-
Divestiture of Reserves	-	-	-
Net change in income taxes	2,843	(2,843)	-
Timing differences and other	1,467	(3,295)	-
Standardized measure of discounted future net cash flows, end of year	$40,400	$62,564	$-

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Quarterly Financial Information (In Thousands, Except Per Share Data):

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
2012
Revenues	$297	$352	$505	$490	$1,644
Total expenses	6,214	5,725	6,710	5,408	24,057
Net loss	(7,038)	(6,483)	(7,463)	(6,176)	(27,160)

Basic and diluted
- Earnings per share	$(0.02)	$(0.02)	$(0.02)	$(0.02)	$(0.08)
- Weighted average shares outstanding	343,972	344,641	344,786	344,786	344,547
2011
Revenues	$31	$250	$268	$309	$858
Total expenses	4,571	4,450	5,048	6,517	20,586
Net loss	(4,919)	(4,460)	(5,133)	(6,733)	(21,245)

Basic and diluted
- Earnings per share	$(0.02)	$(0.01)	$(0.01)	$(0.02)	$(0.06)
- Weighted average shares outstanding	305,818	342,212	342,209	342,119	333,214

SCHEDULE II

FAR EAST ENERGY CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2012, 2011 and 2010

(In thousands)

		Additions	Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Cost and	to Other		End
Description	of Period	Expense	Accounts	Deductions	of Period
2012 deferred tax valuation allowance	$7,859	$1,212	$-	$-	$9,071
2011 deferred tax valuation allowance	5,013	2,846	-	-	7,859
2010 deferred tax valuation allowance	3,727	1,286	-	-	5,013

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

Management's Report on Internal Control over Financial Reporting

Management's report on internal control over financial reporting as of December 31, 2012 is included on page 59 of this report. Additionally, our independent registered public accounting firm, JonesBaggett LLP, that audited our consolidated financial statements included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2012, which is included on page 61 of this report.

Changes in Internal Controls

In connection with the evaluation described above, our management, including our Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 13, 2013, the Compensation Committee approved a second tranche of the annual bonus for Mr. McElwrath in the amount of $81,255 based on the subjective performance factors for 2012 of maintaining and expanding strong relations at the senior levels of the relevant Chinese organizations and taking the necessary steps making progress towards an overall development plan for the Shouyang Block.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Section 16(a) compliance, the Audit Committee, the Company’s code of ethics, background of the directors and director nominations appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee,” “Code of Ethics” and “Executive Officers and Directors” in the Company’s Proxy Statement for the 2013 annual meeting of stockholders is hereby incorporated by reference.

Information regarding executive officers is included in Part I of this Form 10-K under the caption “Executive Officers of the Company”.

ITEM 11. EXECUTIVE COMPENSATION

Information appearing under the captions “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee” (which is deemed furnished), “Compensation Discussion and Analysis” and “Compensation Tables and Additional Information” in the 2013 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Security Ownership” in the 2013 Proxy Statement is hereby incorporated by reference.

Equity Compensation Plan Information

The following table provides information regarding the equity compensation plans as of December 31, 2012.

			Number of
			securities
			remaining
	Number of		available for
	securities to be	Weighted	future issuance
	issued upon	average exercise	under equity
	exercise of	price of	compensation
	outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Equity Compensation Plan Category	rights (a)	rights (b)	column (a)) (c)
Plans approved by security holders	6,465,833	$0.69	13,371,699
Plans not approved by security holders
- Inducement awards (1)	1,068,000	0.64	-
- Investor Relations Consultant	275,000	0.57	-
- IRS 409A related grants (2)	800,000	1.60	-
- Prior to adoption of the 2005 Plan (3)	2,540,000	1.57	-
Total	11,148,833	0.95	13,371,699

(1)	We awarded as inducement grants options to purchase shares of common stock to new board members and new employees outside the 2005 Plan. The grants carried a term of ten years.

(2)	We granted options to purchase shares of common stock in December 2007 which were replacements for options cancelled due to potential adverse tax consequences to the holders of the cancelled options under Section 409A of the Internal Revenue Code. The cancelled options had been granted prior to adoption of the 2005 Plan. The replacement stock options have terms between one and approximately six years, and exercise prices in the range of $1.30 to $2.09 per share.

(3)	We granted options to purchase shares of common stock prior to the adoption of the 2005 Plan, which are evidenced by individual stock option agreements. The options were granted to officers, directors and consultants and have a term of between five and ten years and an exercise price in the range of $0.65 to $2.00 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain related person transactions appearing under the caption “Review of Related Person Transactions” and information regarding director independence appearing under the caption “Board independence” in the 2013 Proxy Statement is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accounting fees and services appearing under the captions “Independent Registered Public Accounting Firm Fee Information” and “Pre-Approval Policies and Procedures” in the 2013 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements.

Our consolidated financial statements are included in Part II, Item 8 of this report:

2.	Financial statement schedules and supplementary information required to be submitted.

	Schedule II — Valuation and qualifying accounts.	89

	Schedules other than that listed above are omitted because they are not applicable.

3.	Exhibits

	A list of the exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index beginning on page 95 of this report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2013.

FAR EAST ENERGY CORPORATION

By:	/s/ Michael R. McElwrath
Michael R. McElwrath
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities with Far East Energy Corporation indicated and on March 18, 2013.

	Signature	Title

	/s/ Michael R. McElwrath	Chief Executive Officer,
	(Michael R. McElwrath)	President and Director (Principal Executive Officer)

	/s/ Jennifer D. Whitley	Interim Chief Financial Officer
	(Jennifer D. Whitley)	(Principal Financial and Accounting Officer)

	* Donald A. Juckett	Chairman of the Board
(Donald A. Juckett)

	* William A. Anderson	Director
(William A. Anderson)

	* C. P. Chiang	Director
(C. P. Chiang)

	* Thomas E. Williams	Director
(Thomas E. Williams)

	* John C. Mihm	Director
(John C. Mihm)

	* Lucian L. Morrison	Director
(Lucian L. Morrison)

*	By: /s/ Jennifer D. Whitley
(Jennifer D. Whitley)
(Attorney-in-fact for persons indicated)

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 (SEC File No. 000-32455)).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 17, 2005 (SEC File No. 000-32455)).
4.1	Articles of Incorporation of the Company, as amended (included as Exhibit 3.1).
4.2	Amended and Restated Bylaws of the Company (included as Exhibit 3.2).
4.3	Specimen stock certificate (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 (SEC File No. 000-32455)).
4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 27, 2007 (SEC File No. 000-32455)).
4.5	Warrant Agreement, dated August 27, 2007, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 27, 2007 (SEC File No. 000-32455)).
4.6	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 30, 2008 (SEC File No. 000-32455)).
4.7	Warrant Agreement, dated May 30, 2008, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 30, 2008 (SEC File No. 000-32455)).
4.8	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (including the form of warrant) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 22, 2009 (SEC File No. 000-32455)).
4.9	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 9, 2010 (SEC File No. 000-32455)).
4.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 9, 2010 (SEC File No. 000-32455)).
4.11	Indenture, dated January 15, 2013, among Far East Energy (Bermuda), Ltd., the Company and Wells Fargo Bank, National Association, as trustee (including form of note) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 18, 2013 (SEC File No. 000-32455)).
4.12	Warrant Agreement, dated January 15, 2013, between the Company and Continental Stock Transfer and Trust Company, as warrant agent (including form of warrant) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 18, 2013 (SEC File No. 000-32455)).
4.13	Securities Purchase Agreement, dated January 14, 2013, among Far East Energy (Bermuda), Ltd., the Company and the purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2013 (SEC File No. 000-32455)).
4.14	Registration Rights Agreement, dated January 15, 2013, among the Company and the purchasers set forth therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 18, 2013 (SEC File No. 000-32455)).
10.1*	Amended and Restated Employment Agreement, dated December 23, 2004, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 28, 2004 (SEC File No. 000-32455)).
10.2*	First Amendment to Amended and Restated Employment Agreement, dated April 16, 2007, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 19, 2007 (SEC File No. 000-32455)).
10.3*	Second Amendment to Amended and Restated Employment Agreement, dated November 26, 2007, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 27, 2007 (SEC File No. 000-32455)).

10.4*	Third Amendment to Amended and Restated Employment Agreement, dated March 7, 2008, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 13, 2008 (SEC File No. 000-32455)).
10.5*	Fourth Amendment to Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 (SEC File No. 000-32455)).
10.6*	Fifth Amendment to Amended and Restated Employment Agreement, dated May 18, 2009, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 18, 2009 (SEC File No. 000-32455)).
10.7*	Sixth Amendment to Amended and Restated Employment Agreement, dated December 7, 2010, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 13, 2010 (SEC File No. 000-32455)).
10.8*	Amended and Restated Employment Agreement, dated October 10, 2011, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2011 (SEC File No. 000-32455)).
10.9*	First Amendment to Amended and Restated Employment Agreement, dated May 24, 2012, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2012 (SEC File No. 000-32455)).
10.10*	Amended and Restated Employment Agreement, dated June 9, 2010, between the Company and Bruce N. Huff (incorporated by reference to Exhibit 10.75 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 8, 2010 (SEC File No. 000-32455)).
10.11*	Amendment to the Amended and Restated Employment Agreement, dated January 27, 2012, between the Company and Bruce N. Huff (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2012 (SEC File No. 000-32455)).
10.12*	Far East Energy Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A filed on December 13, 2010 (SEC File No. 000-32455)).
10.13*	Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 28, 2004 (SEC File No. 000-32455)).
10.14*	Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 28, 2004 (SEC File No. 000-32455)).
10.15*	Nonqualified Stock Option Agreement, dated December 23, 2004, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on December 28, 2004 (SEC File No. 000-32455)).
10.16*	Second Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 (SEC File No. 000-32455)). The original option agreement was entered into on January 29, 2002.
10.17*	Second Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 (SEC File No. 000-32455)). The original option agreement was entered into on October 13, 2003.
10.18*	First Amendment to Non-Qualified Stock Option Agreement, dated December 19, 2008, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 (SEC File No. 000-32455)).
10.19*	Second Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 (SEC File No. 000-32455)).

10.20*	Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Don Juckett (incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 (SEC File No. 000-32455)).
10.21*	Stock Option Agreement, dated May 24, 2004, between the Company and John C. Mihm (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 (SEC File No. 000-32455)).
10.22*	Stock Option Agreement, dated February 24, 2004, between the Company and Thomas Williams (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 (SEC File No. 000-32455)).
10.23*	Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, between the Company and Thomas Williams (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 (SEC File No. 000-32455)).
10.24*	Second Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Thomas Williams (incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 (SEC File No. 000-32455)).
10.25*	Third Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Thomas Williams (incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 (SEC File No. 000-32455)).
10.26*	Non-Qualified Stock Option Agreement, dated October 1, 2007, between the Company and William A. Anderson (incorporated by reference to Exhibit 10.52 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 7, 2007 (SEC File No. 000-32455)).
10.27*	Non-Qualified Stock Option Agreement, dated January 9, 2008, between the Company and Lucian L. Morrison (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 (SEC File No. 000-32455)).
10.28*	Form of Non-Qualified Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.73 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 (SEC File No. 000-32455)).
10.29*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 (SEC File No. 000-32455)).
10.30*	Form of Incentive Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 19, 2007 (SEC File No. 000-32455)).
10.31*	Restricted Stock Agreement, dated December 27, 2007, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 (SEC File No. 000-32455)).
10.32*	Restricted Stock Agreement, dated December 27, 2007, between the Company and Thomas E. Williams (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 (SEC File No. 000-32455)).
10.33*	Form of Restricted Stock Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 23, 2007 (SEC File No. 000-32455)).
10.34*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-148363) filed on December 27, 2007.
10.35*	Form of Letter Agreement with the Company's non-employee directors (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 19, 2007 (SEC File No. 000-32455)).

10.36	Production Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People's Republic of China, dated January 25, 2002, between China United Coalbed Methane Corp. Ltd. and the Company (incorporated by reference to Exhibit 2(i) to the Company's Current Report on Form 8-K filed on February 11, 2002 (SEC File No. 000-32455)).
10.37	Modification Agreement for Product Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People's Republic of China, dated October 20, 2005, between China United Coalbed Methane Corporation Ltd. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 26, 2005 (SEC File No. 000-32455)).
10.38	Modification Agreement dated April 24, 2007 for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Enhong and Laochang Area in Yunnan Province, the People's Republic of China, dated December 3, 2002, between China United Coalbed Methane Corporation Ltd. and Far East Energy (Bermuda), Ltd. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 27, 2007 (SEC File No. 000-32455)).
10.39	Modification Agreement for Production Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang Area, Yunnan Province, The People's Republic of China (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 27, 2009 (SEC File No. 000-32455)).
10.40	Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Qinnan Area in Shanxi Province, Qinshui Basin, the People's Republic of China, dated April 16, 2002, between China United Coalbed Methane Corporation Ltd. and the Phillips China Inc. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed on March 15, 2005 (SEC File No. 000-32455)).
10.41	Application for the Extension of Phase Two of the Exploration Period under the Qinnan PSC, dated December 2, 2005, between the Company and China United Coalbed Methane Corporation Ltd. (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 14, 2006 (SEC File No. 000-32455)).
10.42	Application for the Extension of Phase Two of the Exploration Period under the Qinnan PSC, dated March 16, 2006, between the Company and China United Coalbed Methane Corporation Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 17, 2006 (SEC File No. 000-32455)).
10.43	Approval Certificate from the Ministry of Foreign Trade and Economic Cooperation dated December 30, 2002 (incorporated by reference to Exhibit 2(i) to the Company's Current Report on Form 8-K filed on January 13, 2003 (SEC File No. 000-32455)).
10.44	Memorandum of Understanding, dated March 18, 2003, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 (SEC File No. 000-32455)).
10.45	Farmout Agreement Qinnan PSC, dated June 17, 2003, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 (SEC File No. 000-32455)).
10.46	First Amendment to Farmout Agreement Qinnan PSC, dated December 15, 2003, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 (SEC File No. 000-32455)).
10.47	Second Amendment to Farmout Agreement Qinnan PSC, dated December 17, 2004, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed on December 23, 2004 (SEC File No. 000-32455)).
10.48	Third Amendment to Farmout Agreement Qinnan PSC, dated December 19, 2005, between ConocoPhillips China Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2005 (SEC File No. 000-32455)).

10.49	Assignment Agreement Qinnan PSC, dated June 17, 2003, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.4 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 (SEC File No. 000-32455)).
10.50	Modification Agreement, dated April 24, 2007, for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Qinnan Area in Shanxi Province, Qinshui Basin, the People's Republic of China, dated April 16, 2002, by and among China United Coalbed Methane Corporation Ltd., ConocoPhillips China Inc. and Far East Energy (Bermuda), Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 27, 2007 (SEC File No. 000-32455)).
10.51	Farmout Agreement Shouyang PSC, dated June 17, 2003, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.3 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 (SEC File No. 000-32455)).
10.52	First Amendment to Farmout Agreement Shouyang PSC, dated December 15, 2003, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 (SEC File No. 000-32455)).
10.53	Second Amendment to Farmout Agreement Shouyang PSC, dated December 17, 2004, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.02 to the Company's Current Report on Form 8-K filed on December 23, 2004 (SEC File No. 000-32455)).
10.54	Third Amendment to Farmout Agreement Shouyang PSC, dated December 19, 2005, between ConocoPhillips China Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 21, 2005 (SEC File No. 000-32455)).
10.55	Assignment Agreement Shouyang PSC, dated June 17, 2003, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.5 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 (SEC File No. 000-32455)).
10.56	Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated December 2, 2005, between the Company and China United Coalbed Methane Corporation Ltd. (incorporated by reference to Exhibit 10.46 to Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 14, 2006 and incorporated herein by a reference).
10.57	Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated March 16, 2006, between the Company and China United Coalbed Methane Corporation Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 17, 2006 (SEC File No. 000-32455)).
10.58	Modification Agreement, dated April 24, 2007, for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Shouyang Area in Shanxi Province, Qinshui Basin, the People's Republic of China, dated April 16, 2002, by and among China United Coalbed Methane Corporation Ltd., ConocoPhillips China Inc. and Far East Energy (Bermuda), Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 27, 2007 (SEC File No. 000-32455)).
10.59	Modification Agreement for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Shouyang Area in Shanxi Province, Qinshui Basin, The People's Republic of China (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 27, 2009 (SEC File No. 000-32455)).
10.60	English translation of Shouyang Project Coalbed Methane Purchase and Sales Contract, dated June 12, 2010, between China United Coalbed Methane Corporation, Ltd. and Shanxi Province Guoxin Energy Development Group Limited with Far East Energy (Bermuda), Ltd. as an express third party beneficiary (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 16, 2010 (SEC File No. 000-32455)).
10.61	English translation of Letter agreement, dated June 12, 2010, between Far East Energy (Bermuda), Ltd. and China United Coalbed Methane Corporation, Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 16, 2010 (SEC File No. 000-32455)).

10.62	Letter, dated June 11, 2010, from Far East Energy (Bermuda), Ltd. to China United Coalbed Methane Corporation, Ltd. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 16, 2010 (SEC File No. 000-32455)).
10.63	Stock Subscription Agreement, dated August 24, 2007, between the Company and International Finance Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 27, 2007 (SEC File No. 000-32455)).
10.64	Stock Subscription Agreement, dated June 2, 2008, between the Company and International Finance Corporation (incorporated by reference to Exhibit 10.64 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 6, 2008 (SEC File No. 000-32455)).
10.65	Securities Purchase Agreement, dated March 13, 2009, among the Company, Far East Energy (Bermuda), Ltd., and Arrow Energy International Pte Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 16, 2009 (SEC File No. 000-32455)).
10.66	Placement Agency Agreement, dated August 20, 2010, between the Company and Macquarie Capital (USA), Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 20, 2010 (SEC File No. 000-32455)).
10.67	Facility Agreement, dated November 28, 2011, among Far East Energy (Bermuda), Ltd., the Company and Standard Chartered Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2011 (SEC File No. 000-32455)).
10.68	Amendment Letter to the Facility Agreement dated May 21, 2012, among Far East Energy (Bermuda), Ltd., the Company and Standard Chartered Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2012 (SEC File No. 000-32455)).
10.69	Second Amendment to the Facility Agreement, dated November 28, 2012, among Far East Energy (Bermuda), Ltd., the Company and Standard Chartered Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 28, 2012 (SEC File No. 000-32455)).
10.70	Third Amendment to the Facility Agreement, dated December 18, 2012, among Far East Energy (Bermuda), Ltd., the Company and Standard Chartered Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2012 (SEC File No. 000-32455)).
10.71	Fourth Amendment to the Facility Agreement, dated as of January 8, 2013, among Far East Energy (Bermuda), Ltd., the Company and Standard Chartered Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 18, 2013 (SEC File No. 000-32455)).
10.72	Fifth Amendment to the Facility Agreement, dated January 15, 2013, among Far East Energy (Bermuda), Ltd., the Company and Standard Chartered Bank (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 18, 2013 (SEC File No. 000-32455)).
10.73	Modification Agreement for Production Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang Area, Yunnan Province, The People’s Republic of China, dated December 31, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2012 (SEC File No. 000-32455)).
10.74	Fifth Modification Agreement for Production Sharing Contract for the Exploitation of Coalbed Methane Resources for the Shouyang Area in Shanxi Province, Qinshui Basin, The People’s Republic of China, dated April 26, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 11, 2012 (SEC File No. 000-32455)).
21.1†	List of Subsidiaries of the Company.
23.1†	Consent of JonesBaggett LLP.
23.2†	Consent of Resource Investment Strategy Consultants.
24.1†	Powers of Attorney.
31.1†	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.

32.2††	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
99.1†	Shouyang US SEC Reserves Report, dated as March 14, 2013, prepared by Resources Investment Strategy Consultants.
101.INS	XBRL Instant Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement.
†	Filed herewith
††	Furnished herewith

