Form 10-K/A
period 2012-12-31
FAR EAST ENERGY CORP
filed 2013-03-21
CIK 1124024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its Annual Report on Form 10−K for the fiscal year ended December 31, 2012 (the "Initial Report") amending and restating the Initial Report in its entirety in order to correct certain typographical errors including references to proved and probable reserves which incorrectly stated volumes in millions of cubic feet rather than in billions of cubic feet. Except for these corrections, there have been no changes to the information contained in the Initial Report. This amendment does not reflect events occurring after the Initial Report, or modify or update the disclosures therein except to reflect the corrections.

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

As of December 31, 2012, we had estimated net proved gas reserves of 51.3 Bcf with an associated standardized measure of our future net cash flows of proved reserves, discounted at 10 percent per annum of $40.4 million. As of December 31, 2012, total net probable reserves were estimated to be 392.4 Bcf.

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

Overview. We are a party to the Shouyang production sharing contract as revised which covers the 409,824 acre (1,658.5 square kilometers) Shouyang Block in Shanxi Province (the “Shouyang PSC”). As of December 31, 2012, we had estimated net proved gas reserves of 51.3 Bcf with an associated standardized measure of our future net cash flows of proved reserves, discounted at 10 percent per annum of $40.4 million. As of December 31, 2012, total net probable reserves were estimated to be 392.4 Bcf.

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

The table below sets out major components of our expenditures (in thousands):

	2012	2011
Additions to Oil and Gas Properties (capitalized)
- Shouyang Block, Shanxi Province (1)	$3,890	$18,166
Exploration Expenditures (expensed)
- Shouyang Block, Shanxi Province	4,028	4,004
- Qinnan Block, Shanxi Province	456	491
- Laochang Block, Yunnan Province	1,120	1,472
- Total	5,604	5,967
Lease Operating Expenditures (expensed)
- Shouyang Block, Shanxi Province	5,129	3,873
- Qinnan Block, Shanxi Province	-	-
- Total	5,129	3,873

Total Capital and Operating Expenditures	$14,623	$28,006

General and Administrative Expenses	$11,434	$9,701

(1)	Capitalized in the Consolidated Balance Sheets.

The table below sets out the operating expenses in the Consolidated Statements of Operations and Comprehensive Loss (in thousands):

			Increase	%
	2012	2011	(Decrease)	Change
Exploration costs	$5,604	$5,967	$(363)	-6%
Lease operating expense	5,129	3,873	1,256	32%
General and administrative	11,434	9,701	1,733	18%
Depreciation, depletion and amortization	1,890	1,045	845	81%
Total	$24,057	$20,586	$3,471	17%

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

Cash used in investing activities for 2012 was $8.5 million, as compared to $17.9 million for 2011, and $5.0 million for 2010. The $9.3 million decrease in 2012 was primarily due to a decrease in additions to oil and gas properties of $8.8 million. The $12.8 million increase in 2011 was primarily due to an increase in additions to oil and gas properties of $12.4 million.

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

2. Liquidity and Realization of Assets

All of our reserves are located in Shanxi Province, China. At December 31, 2012, our estimated net proved and net probable reserves were 51.3 billion cubic feet (“Bcf”) and 392.4 Bcf of CBM, respectively. At December 31, 2012, the standardized measure of our future net cash flows, discounted at 10 percent per annum, relating to our proved natural gas reserves was $40.4 million. See Supplemental Information to Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2013.

FAR EAST ENERGY CORPORATION

By:	/s/ Michael R. McElwrath
Michael R. McElwrath
Chief Executive Officer

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 (SEC File No. 000-32455)).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 17, 2005 (SEC File No. 000-32455)).
4.1	Articles of Incorporation of the Company, as amended (included as Exhibit 3.1).
4.2	Amended and Restated Bylaws of the Company (included as Exhibit 3.2).
4.3	Specimen stock certificate (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 (SEC File No. 000-32455)).
4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 27, 2007 (SEC File No. 000-32455)).
4.5	Warrant Agreement, dated August 27, 2007, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 27, 2007 (SEC File No. 000-32455)).
4.6	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 30, 2008 (SEC File No. 000-32455)).
4.7	Warrant Agreement, dated May 30, 2008, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 30, 2008 (SEC File No. 000-32455)).
4.8	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (including the form of warrant) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 22, 2009 (SEC File No. 000-32455)).
4.9	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 9, 2010 (SEC File No. 000-32455)).
4.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 9, 2010 (SEC File No. 000-32455)).
4.11	Indenture, dated January 15, 2013, among Far East Energy (Bermuda), Ltd., the Company and Wells Fargo Bank, National Association, as trustee (including form of note) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 18, 2013 (SEC File No. 000-32455)).
4.12	Warrant Agreement, dated January 15, 2013, between the Company and Continental Stock Transfer and Trust Company, as warrant agent (including form of warrant) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 18, 2013 (SEC File No. 000-32455)).
4.13	Securities Purchase Agreement, dated January 14, 2013, among Far East Energy (Bermuda), Ltd., the Company and the purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2013 (SEC File No. 000-32455)).
4.14	Registration Rights Agreement, dated January 15, 2013, among the Company and the purchasers set forth therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 18, 2013 (SEC File No. 000-32455)).
10.1*	Amended and Restated Employment Agreement, dated December 23, 2004, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 28, 2004 (SEC File No. 000-32455)).
10.2*	First Amendment to Amended and Restated Employment Agreement, dated April 16, 2007, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 19, 2007 (SEC File No. 000-32455)).
10.3*	Second Amendment to Amended and Restated Employment Agreement, dated November 26, 2007, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 27, 2007 (SEC File No. 000-32455)).

10.4*	Third Amendment to Amended and Restated Employment Agreement, dated March 7, 2008, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 13, 2008 (SEC File No. 000-32455)).
10.5*	Fourth Amendment to Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 (SEC File No. 000-32455)).
10.6*	Fifth Amendment to Amended and Restated Employment Agreement, dated May 18, 2009, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 18, 2009 (SEC File No. 000-32455)).
10.7*	Sixth Amendment to Amended and Restated Employment Agreement, dated December 7, 2010, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 13, 2010 (SEC File No. 000-32455)).
10.8*	Amended and Restated Employment Agreement, dated October 10, 2011, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2011 (SEC File No. 000-32455)).
10.9*	First Amendment to Amended and Restated Employment Agreement, dated May 24, 2012, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2012 (SEC File No. 000-32455)).
10.10*	Amended and Restated Employment Agreement, dated June 9, 2010, between the Company and Bruce N. Huff (incorporated by reference to Exhibit 10.75 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 8, 2010 (SEC File No. 000-32455)).
10.11*	Amendment to the Amended and Restated Employment Agreement, dated January 27, 2012, between the Company and Bruce N. Huff (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2012 (SEC File No. 000-32455)).
10.12*	Far East Energy Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A filed on December 13, 2010 (SEC File No. 000-32455)).
10.13*	Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 28, 2004 (SEC File No. 000-32455)).
10.14*	Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 28, 2004 (SEC File No. 000-32455)).
10.15*	Nonqualified Stock Option Agreement, dated December 23, 2004, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on December 28, 2004 (SEC File No. 000-32455)).
10.16*	Second Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 (SEC File No. 000-32455)). The original option agreement was entered into on January 29, 2002.
10.17*	Second Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 (SEC File No. 000-32455)). The original option agreement was entered into on October 13, 2003.
10.18*	First Amendment to Non-Qualified Stock Option Agreement, dated December 19, 2008, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 (SEC File No. 000-32455)).
10.19*	Second Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 (SEC File No. 000-32455)).

10.20*	Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Don Juckett (incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 (SEC File No. 000-32455)).
10.21*	Stock Option Agreement, dated May 24, 2004, between the Company and John C. Mihm (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 (SEC File No. 000-32455)).
10.22*	Stock Option Agreement, dated February 24, 2004, between the Company and Thomas Williams (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 (SEC File No. 000-32455)).
10.23*	Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, between the Company and Thomas Williams (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 (SEC File No. 000-32455)).
10.24*	Second Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Thomas Williams (incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 (SEC File No. 000-32455)).
10.25*	Third Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Thomas Williams (incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 (SEC File No. 000-32455)).
10.26*	Non-Qualified Stock Option Agreement, dated October 1, 2007, between the Company and William A. Anderson (incorporated by reference to Exhibit 10.52 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 7, 2007 (SEC File No. 000-32455)).
10.27*	Non-Qualified Stock Option Agreement, dated January 9, 2008, between the Company and Lucian L. Morrison (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 (SEC File No. 000-32455)).
10.28*	Form of Non-Qualified Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.73 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 (SEC File No. 000-32455)).
10.29*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 (SEC File No. 000-32455)).
10.30*	Form of Incentive Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 19, 2007 (SEC File No. 000-32455)).
10.31*	Restricted Stock Agreement, dated December 27, 2007, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 (SEC File No. 000-32455)).
10.32*	Restricted Stock Agreement, dated December 27, 2007, between the Company and Thomas E. Williams (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 (SEC File No. 000-32455)).
10.33*	Form of Restricted Stock Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 23, 2007 (SEC File No. 000-32455)).
10.34*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-148363) filed on December 27, 2007.
10.35*	Form of Letter Agreement with the Company's non-employee directors (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 19, 2007 (SEC File No. 000-32455)).

10.36	Production Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People's Republic of China, dated January 25, 2002, between China United Coalbed Methane Corp. Ltd. and the Company (incorporated by reference to Exhibit 2(i) to the Company's Current Report on Form 8-K filed on February 11, 2002 (SEC File No. 000-32455)).
10.37	Modification Agreement for Product Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People's Republic of China, dated October 20, 2005, between China United Coalbed Methane Corporation Ltd. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 26, 2005 (SEC File No. 000-32455)).
10.38	Modification Agreement dated April 24, 2007 for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Enhong and Laochang Area in Yunnan Province, the People's Republic of China, dated December 3, 2002, between China United Coalbed Methane Corporation Ltd. and Far East Energy (Bermuda), Ltd. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 27, 2007 (SEC File No. 000-32455)).
10.39	Modification Agreement for Production Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang Area, Yunnan Province, The People's Republic of China (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 27, 2009 (SEC File No. 000-32455)).
10.40	Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Qinnan Area in Shanxi Province, Qinshui Basin, the People's Republic of China, dated April 16, 2002, between China United Coalbed Methane Corporation Ltd. and the Phillips China Inc. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed on March 15, 2005 (SEC File No. 000-32455)).
10.41	Application for the Extension of Phase Two of the Exploration Period under the Qinnan PSC, dated December 2, 2005, between the Company and China United Coalbed Methane Corporation Ltd. (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 14, 2006 (SEC File No. 000-32455)).
10.42	Application for the Extension of Phase Two of the Exploration Period under the Qinnan PSC, dated March 16, 2006, between the Company and China United Coalbed Methane Corporation Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 17, 2006 (SEC File No. 000-32455)).
10.43	Approval Certificate from the Ministry of Foreign Trade and Economic Cooperation dated December 30, 2002 (incorporated by reference to Exhibit 2(i) to the Company's Current Report on Form 8-K filed on January 13, 2003 (SEC File No. 000-32455)).
10.44	Memorandum of Understanding, dated March 18, 2003, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 (SEC File No. 000-32455)).
10.45	Farmout Agreement Qinnan PSC, dated June 17, 2003, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 (SEC File No. 000-32455)).
10.46	First Amendment to Farmout Agreement Qinnan PSC, dated December 15, 2003, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 (SEC File No. 000-32455)).
10.47	Second Amendment to Farmout Agreement Qinnan PSC, dated December 17, 2004, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed on December 23, 2004 (SEC File No. 000-32455)).
10.48	Third Amendment to Farmout Agreement Qinnan PSC, dated December 19, 2005, between ConocoPhillips China Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2005 (SEC File No. 000-32455)).

10.49	Assignment Agreement Qinnan PSC, dated June 17, 2003, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.4 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 (SEC File No. 000-32455)).
10.50	Modification Agreement, dated April 24, 2007, for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Qinnan Area in Shanxi Province, Qinshui Basin, the People's Republic of China, dated April 16, 2002, by and among China United Coalbed Methane Corporation Ltd., ConocoPhillips China Inc. and Far East Energy (Bermuda), Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 27, 2007 (SEC File No. 000-32455)).
10.51	Farmout Agreement Shouyang PSC, dated June 17, 2003, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.3 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 (SEC File No. 000-32455)).
10.52	First Amendment to Farmout Agreement Shouyang PSC, dated December 15, 2003, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 (SEC File No. 000-32455)).
10.53	Second Amendment to Farmout Agreement Shouyang PSC, dated December 17, 2004, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.02 to the Company's Current Report on Form 8-K filed on December 23, 2004 (SEC File No. 000-32455)).
10.54	Third Amendment to Farmout Agreement Shouyang PSC, dated December 19, 2005, between ConocoPhillips China Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 21, 2005 (SEC File No. 000-32455)).
10.55	Assignment Agreement Shouyang PSC, dated June 17, 2003, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.5 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 (SEC File No. 000-32455)).
10.56	Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated December 2, 2005, between the Company and China United Coalbed Methane Corporation Ltd. (incorporated by reference to Exhibit 10.46 to Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 14, 2006 and incorporated herein by a reference).
10.57	Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated March 16, 2006, between the Company and China United Coalbed Methane Corporation Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 17, 2006 (SEC File No. 000-32455)).
10.58	Modification Agreement, dated April 24, 2007, for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Shouyang Area in Shanxi Province, Qinshui Basin, the People's Republic of China, dated April 16, 2002, by and among China United Coalbed Methane Corporation Ltd., ConocoPhillips China Inc. and Far East Energy (Bermuda), Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 27, 2007 (SEC File No. 000-32455)).
10.59	Modification Agreement for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Shouyang Area in Shanxi Province, Qinshui Basin, The People's Republic of China (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 27, 2009 (SEC File No. 000-32455)).
10.60	English translation of Shouyang Project Coalbed Methane Purchase and Sales Contract, dated June 12, 2010, between China United Coalbed Methane Corporation, Ltd. and Shanxi Province Guoxin Energy Development Group Limited with Far East Energy (Bermuda), Ltd. as an express third party beneficiary (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 16, 2010 (SEC File No. 000-32455)).
10.61	English translation of Letter agreement, dated June 12, 2010, between Far East Energy (Bermuda), Ltd. and China United Coalbed Methane Corporation, Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 16, 2010 (SEC File No. 000-32455)).

10.62	Letter, dated June 11, 2010, from Far East Energy (Bermuda), Ltd. to China United Coalbed Methane Corporation, Ltd. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 16, 2010 (SEC File No. 000-32455)).
10.63	Stock Subscription Agreement, dated August 24, 2007, between the Company and International Finance Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 27, 2007 (SEC File No. 000-32455)).
10.64	Stock Subscription Agreement, dated June 2, 2008, between the Company and International Finance Corporation (incorporated by reference to Exhibit 10.64 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 6, 2008 (SEC File No. 000-32455)).
10.65	Securities Purchase Agreement, dated March 13, 2009, among the Company, Far East Energy (Bermuda), Ltd., and Arrow Energy International Pte Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 16, 2009 (SEC File No. 000-32455)).
10.66	Placement Agency Agreement, dated August 20, 2010, between the Company and Macquarie Capital (USA), Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 20, 2010 (SEC File No. 000-32455)).
10.67	Facility Agreement, dated November 28, 2011, among Far East Energy (Bermuda), Ltd., the Company and Standard Chartered Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2011 (SEC File No. 000-32455)).
10.68	Amendment Letter to the Facility Agreement dated May 21, 2012, among Far East Energy (Bermuda), Ltd., the Company and Standard Chartered Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2012 (SEC File No. 000-32455)).
10.69	Second Amendment to the Facility Agreement, dated November 28, 2012, among Far East Energy (Bermuda), Ltd., the Company and Standard Chartered Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 28, 2012 (SEC File No. 000-32455)).
10.70	Third Amendment to the Facility Agreement, dated December 18, 2012, among Far East Energy (Bermuda), Ltd., the Company and Standard Chartered Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2012 (SEC File No. 000-32455)).
10.71	Fourth Amendment to the Facility Agreement, dated as of January 8, 2013, among Far East Energy (Bermuda), Ltd., the Company and Standard Chartered Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 18, 2013 (SEC File No. 000-32455)).
10.72	Fifth Amendment to the Facility Agreement, dated January 15, 2013, among Far East Energy (Bermuda), Ltd., the Company and Standard Chartered Bank (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 18, 2013 (SEC File No. 000-32455)).
10.73	Modification Agreement for Production Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang Area, Yunnan Province, The People’s Republic of China, dated December 31, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2012 (SEC File No. 000-32455)).
10.74	Fifth Modification Agreement for Production Sharing Contract for the Exploitation of Coalbed Methane Resources for the Shouyang Area in Shanxi Province, Qinshui Basin, The People’s Republic of China, dated April 26, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 11, 2012 (SEC File No. 000-32455)).
21.1	List of Subsidiaries of the Company. (incorporated by reference to Exhibit 21.1 of the Company's Annual Report for the year ended December 31, 2012 filed March 18, 2013 (SEC File No. 000-32455))
23.1	Consent of JonesBaggett LLP. (incorporated by reference to Exhibit 23.1 of the Company's Annual Report for the year ended December 31, 2012 filed March 18, 2013 (SEC File No. 000-32455))
23.2	Consent of Resource Investment Strategy Consultants. (incorporated by reference to Exhibit 23.2 of the Company's Annual Report for the year ended December 31, 2012 filed March 18, 2013 (SEC File No. 000-32455))
24.1	Powers of Attorney. (incorporated by reference to Exhibit 24.1 of the Company's Annual Report for the year ended December 31, 2012 filed March 18, 2013 (SEC File No. 000-32455))
31.1†	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.

32.2††	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
99.1	Shouyang US SEC Reserves Report, dated as March 14, 2013, prepared by Resources Investment Strategy Consultants. (incorporated by reference to Exhibit 99.1 of the Company's Annual Report for the year ended December 31, 2012 filed March 18, 2013 (SEC File No. 000-32455))
101.INS	XBRL Instant Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement.
†	Filed herewith
††	Furnished herewith

