Form 10-K/A
period 2012-12-31
FAR EAST ENERGY CORP
filed 2013-04-30
CIK 1124024

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

The aggregate market value of the voting common stock, par value $0.001 per share, held by non-affiliates of -the registrant was approximately $58,614,000 as of June 30, 2012 (based on $0.17 per share, the last price of the common stock as reported on the OTC Bulletin Board on such date). For purposes of the foregoing calculation only, all directors, executive officers and 10% beneficial owners have been deemed affiliates.

The number of shares of common stock, par value $0.001 per share, outstanding as of April 24, 2013 was 346,371,483.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K (the “Annual Report”) of Far East Energy Corporation (the “Company”) for the fiscal year ended December 31, 2012 (the “Original Filing”), originally filed on March 18, 2013, as amended by Amendment No. 1, originally filed on March 21, 2013. We are filing this Amendment to include the information required by Part III of the Annual Report and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of the Company’s fiscal year ended December 31, 2012. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment currently dated certifications under Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

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

i

FAR EAST ENERGY CORPORATION

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

Name	Age	Position
Donald A. Juckett	68	Chairman of the Board
Michael R. McElwrath	61	President, Chief Executive Officer and Director
William A. Anderson	73	Director
C. P. Chiang	70	Director
John C. Mihm	70	Director
Lucian L. Morrison	76	Director
Thomas E. Williams	60	Director
Bruce N. Huff	62	Chief Financial Officer
Jennifer D. Whitley	38	Interim Chief Financial Officer

Donald A. Juckett has served as a director since May 2004 and as Chairman of the Board since August 5, 2009. Dr. Juckett serves on the Compensation Committee of the Board. Dr. Juckett has more than fifteen years of experience in bilateral activities with Chinese state companies and Chinese government officials. He has broad bilateral experience involving technology and energy policy agreements, representing the U.S. Department of Energy with many countries. In November 2005, after retiring from the U.S. Department of Energy, Dr. Juckett established the Washington, D.C. Office of Geoscience and Energy for the American Association of Petroleum Geologists (“AAPG”), the largest geosciences professional association in the world. He continues serving as Founding Director for the AAPG, Washington office. Prior to that, Dr. Juckett was self-employed as an industry consultant. He served at the U.S. Department of Energy from 1988 until his retirement in 2003. At the time of his retirement, Dr. Juckett was Director of the Office of Natural Gas Import and Export Activities in the Office of Fossil Energy. During his tenure with the U.S. Department of Energy, he served as a member of the Senior Executive Service and held positions as the Director of Natural Gas and Petroleum Technology, Director of the Office of Geoscience Research and Acting Deputy Assistant Secretary for Natural Gas and Petroleum Technology. Dr. Juckett managed a portfolio of international projects, including technology bilateral agreements with China, Russia, Venezuela, Ukraine, Bangladesh, Canada and Mexico. Beginning in 1998, Dr. Juckett played a leading role in establishing and managing the U.S./China Oil Gas Industry Forum. In his technology management positions at the U.S. Department of Energy, he was responsible for research, development and technology transfer for both conventional and non-conventional oil and gas resources (including coalbed methane). From 1974 to 1988, Dr. Juckett worked for Phillips Petroleum Company, now known as ConocoPhillips, Inc., in management positions, including responsibility for exploration technologies support of five worldwide divisions. Those technology responsibilities ranged from geochemistry to satellite imagery. Dr. Juckett earned a B.S. degree in chemistry from the State University of New York-Oswego and a Ph.D. in chemistry from the State University of New York-Albany.

The Board nominated Dr. Juckett to serve as a director because of his extensive senior management experience in the international oil and gas industry and his experience at the U.S. Department of Energy involving international projects and agreements, as well as his fifteen years of experience in bilateral activities with Chinese state companies and Chinese government officials. He brings extensive energy industry, international operations and management experience to the Board.

Michael R. McElwrath has served as the Company’s President and Chief Executive Officer since October 2003. He became a director in October 2003 and served as Chairman of the Board from October 2003 until January 2005. Mr. McElwrath also served as Secretary and Treasurer from October 2003 until March 2005. Mr. McElwrath has worked in or with the energy industry for over 30 years, holding a number of senior executive positions.  He was employed as Vice President of Hudson Highland (formerly known as TMP Worldwide, a parent company of Monster.com) from 1999 until joining the Company in October 2003. He also served as Acting Assistant Secretary of Energy in the George H.W. Bush (41st President of the United States) Administration, where he was the top line management official for development of the nation’s oil, gas and coal policy, as well as management of oil, gas and coal research programs, and the Strategic Petroleum Reserve. Among other positions, Mr. McElwrath also served as Director of the National Institute for Petroleum and Energy Research, Director of British Petroleum’s outsourced exploration and production lab for the Americas and Deputy Assistant Secretary for Policy for the U.S. Department of Interior in the Reagan Administration. Prior to joining the Reagan Administration, Mr. McElwrath practiced oil and gas and corporate law for approximately ten years. Mr. McElwrath holds a J.D. from the University of Texas School of Law, as well as a B.A. from the Plan II Honors Program at the University of Texas. He is also a member of the Society of Petroleum Engineers (“SPE”), the Independent Petroleum Association of America (“IPAA”), the Texas Independent Producers and Royalty Owners Association, the Research Partnership to Secure Energy for America (“RPSEA”), the World Affairs Council, and the National Association of Corporate Directors.

The Board nominated Mr. McElwrath to serve as a director because his position as Chief Executive Officer provides strategic leadership for the Board.  His extensive senior management experience in the oil and gas industry as well as in the United States government gives the Board the benefit of his management and operational insight.  With Mr. McElwrath’s extensive executive experience, he brings strong financial and operational expertise to the Board.

William A. Anderson has served as a member of the Company’s Board since October 2007. Mr. Anderson is the chairman of the Audit Committee of the Board and has been designated as an “audit committee financial expert.” He also serves on the Compensation Committee of the Board. Mr. Anderson served as a consultant for Eastman Dillon Oil and Gas Association from 2006 through 2010. From 1989 through 2005, he was a founder and partner of Weller, Anderson & Co. Ltd. (“Weller”), a full-service stock brokerage firm. Prior to founding Weller in 1989, Mr. Anderson held several senior executive positions, including President of HARC Technologies, President of Rainbow Pipeline Company, President of Farmers Oil Company, Chief Financial Officer of ENSTAR Corporation, and General Partner and Senior Vice President of Blyth, Eastman, Dillon & Co. Mr. Anderson has extensive corporate board experience, having served as a director, committee chairman and/or committee member for a number of organizations, including Rancher Energy Corp., Tom Brown, Inc., Equisales Associates, Inc., Dyson Corporation, NationsBank Houston, Northern Trust Bank of Texas, American Income Life Insurance Company, Wing Corporation and Seven J-Stock Farm, Inc. He holds an MBA from the Harvard Business School and a B.S. in Business Administration from the University of Arkansas.

The Board nominated Mr. Anderson to serve as a director because of his extensive senior management experience in both the oil and gas and financial industries, as well as his experience as a member of several corporate boards and as an executive. Mr. Anderson qualifies as an audit committee financial expert and brings strong financial expertise and experience to the Board.

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

The Board nominated Mr. Chiang to serve as a director because of his extensive experience in the oil and gas industry, specifically in China, a key region to the Company’s operations.  Mr. Chiang has held various management and engineering positions with multiple oil and gas companies.  Mr. Chiang brings extensive operational and executive experience and expertise to the Board.

John C. Mihm has served as a director since May 2004. He served as Chairman of the Board from January 2005 through June 2007. Mr. Mihm currently serves on the Audit Committee and the Nominating and Corporate Governance Committee of the Board. He serves on the board of eProjectManagement and AETP, a company involved in removing nitrogen from natural gas, and also serves as HNNG Midstream Partners LLC’s Chief Operating Officer. Mr. Mihm is the owner and President of JCM Consulting, PLLC, which provides services in the engineering, construction, and project management field. From 1964 until his retirement in 2003, Mr. Mihm worked for Phillips Petroleum Company, now known as ConocoPhillips, Inc., in various management positions, finally serving as Senior Vice President of Technology and Project Development. Mr. Mihm’s career includes over 20 years of work experience in China in offshore development and onshore coalbed methane exploration, working closely with China National Petroleum Corporation, China National Offshore Oil Corporation and SINOPEC on several joint ventures and employee development programs. He is a past board member of The Society of Petroleum Engineers and the ASME Foundation (“ASME”). Mr. Mihm is a registered professional engineer in Texas and Oklahoma. Mr. Mihm earned a B.S. degree in chemical engineering from Texas Tech University and serves on or has served on advisory boards at Texas Tech University, Oklahoma State University, University of Tulsa, University of Texas, Colorado School of Mines, Georgia Tech and University of Trondheim.

The Board nominated Mr. Mihm to serve as a director because it believes that he has extensive experience in the oil and gas industry, specifically in offshore/onshore development in China and coalbed methane exploration in the United States.  He also has worked closely with a number of key oil and gas companies in China.  Mr. Mihm brings extensive financial, engineering, operational and management experience to the Board.

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

The Board nominated Mr. Morrison to serve as a director because of his extensive senior management experience in the financial industry, his experience managing oil and gas properties and his experience serving on various boards of directors.  Mr. Morrison qualifies as an audit committee financial expert and brings extensive financial expertise and experience to the Board, and also qualifies as an audit committee financial expert.

Thomas E. Williams has served as a director since February 2004. Mr. Williams is the chairman of the Nominating and Corporate Governance Committee of the Board and serves on the Audit Committee of the Board. Mr. Williams served as Chairman of the Board from June 2007 through August 2009. He has been in the energy business for over 30 years as an operator and later in his career in the management and commercialization of new energy technologies. He held senior executive positions at the U.S. Departments of Energy, Office of Fossil Energy and Department of Interior during the Bush Administration from 1989 to 1993 and has continued to be involved in a variety of activities and organizations fostering cooperation between the government and private sector. He was Director and responsible for privatizing a former major oil upstream research and technology services company in Houston in 1993. The company was sold in 1997 and he has since started and led a number of successful technology companies. As Vice President of Business Development of a leading drilling technology company in 2001, he was instrumental in selling the business to Noble Drilling Corporation.

In 2005 he co-founded the Environmentally Friendly Drilling Project with associates from Texas A&M and the Houston Advanced Research Center; knowing that the effort to identify and develop technologies that would reduce the environmental impact of oil and gas activities must be led by academia. The project has grown with funding from the government and a broad base of industry operator and service companies. The program operates with active participation from over 20 universities, national labs and environmental organizations. He continues to be an active part of the management team of this award winning program.

After he retired from Noble Corporation in 2007, as Vice President, Research and Business Development, he has served on the Board of Directors of Petris Technology and Nautilus International LLC. He has also served on the Board of Directors and the Executive Committee of RPSEA, co-chairman of the DeepStar consortium contributor’s committee which includes over 60 of the leading service providers to the oil and gas industry.

Mr. Williams is well known in the industry and has authored numerous energy publications, presentations and articles and continues to serve on a number of oil and gas organizations, associations, energy advisory boards including the Consumer Energy Alliance, Drilling Engineering Association, IADC, IPAA, Texas Energy Alliance, AADE, SPE and ASME. He learned the oil and gas business from the ground up as a roughneck, land manager, director, president and CEO. He has a business degree from Campbellsville University with continuing education in mineral and property law and business management.

The Board nominated Mr. Williams to serve as a director because it believes that he has extensive experience in the oil and gas industry in both the public and private sector. Mr. Williams brings extensive management and operational experience to the Board.

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

Jennifer D. Whitley was appointed as the Company’s interim Chief Financial Officer on February 18, 2013 and performs the duties of the principal financial officer and principal accounting officer of the Company. Previously, Mrs. Whitley served as Director of Finance of the Company. Prior to joining the Company, Mrs. Whitley served as the Chief Financial Officer of Zero Emission Energy Plants Ltd, a mid-stream international energy company focused in Louisiana and China, from 2008 to 2010. From 2006 to 2008, Mrs. Whitley served as the Finance Director of Global Energy Development PLC where she was responsible for all of the financial, accounting, and administrative matters for the UK listed company’s international oil exploration and production operations. Previously, Mrs. Whitley worked at Harken Energy Corporation and on the audit staff of Ernst & Young LLP. Mrs. Whitley serves on the board of Zero Emission Energy Plants Ltd, as well as the board of the Houston Chapter of Financial Executives International. Mrs. Whitley is a graduate of Abilene Christian University and a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and greater than ten percent stockholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us, we believe that all filing requirements applicable to our officers, directors and greater than ten percent stockholders for the year ended December 31, 2012 have been satisfied in a timely manner.

Code of Ethics

We have adopted a code of ethics entitled “Code of Business Conduct,” which applies to all of our employees, including our chief executive officer and chief financial officer. The full text of our Code of Business Conduct is published on our website, at www.fareastenergy.com, under the “Investor Relations” caption. We intend to disclose future amendments to, or waivers from, certain provisions of this code on our website within four business days following the date of such amendment or waiver. Information contained on the website is not part of this report.

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act and assists the Board and management of the Company in ensuring that we consistently act with integrity and accuracy in financial reporting. The Board has adopted a written charter for the Audit Committee. The Audit Committee’s responsibilities include:

•	selecting and reviewing our independent registered public accounting firm and their services;

•	reviewing and discussing with appropriate members of management the audited financial statements, and related accounting and auditing principles, practices and disclosures;

•	reviewing and discussing our quarterly financial statements prior to the filing of those quarterly financial statements;

•	establishing procedures for the receipt of, and response to, any complaints received regarding accounting, internal accounting controls, or auditing matters, including anonymous submissions by employees;

•	reviewing the accounting principles and auditing practices and procedures to be used for the audit of our financial statements and reviewing the results of those audits; and

•	monitoring the adequacy of our operating and internal controls as reported by management and the independent registered public accounting firm.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

Lucian Morrison, Donald A. Juckett and William A. Anderson served on the Compensation Committee during the 2012 fiscal year. Our independent directors are, and we expect they will continue to be, the only members of the Compensation Committee. None of our directors or executive officers has a relationship with us or any other company that the SEC defines as a compensation committee interlock or insider participation that should be disclosed to stockholders.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis below with management, and based on reviews and discussions, the Compensation Committee recommended to the Board, and the Board has approved, that it be included in this report and in our 2013 Proxy Statement.

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

The Compensation Committee uses information supplied by various sources, which can include information provided by Company management and outside compensation consultants, to assist it in determining compensation for our executive officers. Management’s role is primarily to provide information relevant to performance measurement of the Company and our executives. At the request of the Compensation Committee, our Chief Executive Officer provides informal evaluations of the performance of the named executive officers that report directly to him and may make recommendations as to base compensation and performance awards for these individuals. Additionally, our Chief Executive Officer works with the Compensation Committee in determining appropriate criteria for evaluating individual and Company performance. Due to the small size of our company, the Compensation Committee is able to make or specifically approve virtually all decisions regarding executive compensation and, therefore, the delegation of the committee’s authority in this regard is very limited. From 2004 to 2008, the Compensation Committee engaged the compensation consulting firm of Towers Watson, from time-to-time to provide various analyses related to our stock plan and compensation levels. Towers Watson was selected by the Compensation Committee, its terms of engagement were determined by the Compensation Committee, and it reported directly to the Compensation Committee. Towers Watson performed no other work for us and had no other outside relationship to the Company’s directors or officers. The Compensation Committee reviewed the relationship between itself and Towers Watson for potential conflicts of interest, giving consideration to the factors identified in SEC Rule 10C-1(b)(4) as possibly contributing to conflicts of interest. Based on its review, the Compensation Committee determined there were no conflicts of interest or potential conflicts of interest in the engagement of Towers Watson as a compensation consultant.

Compensation Philosophy and Objectives

In setting overall total compensation for executive officers, the Compensation Committee strives to achieve and balance the following objectives:

•	hiring and retaining executive officers with the background and skills to help us achieve our company’s objectives; including maintenance of key relationships with our Chinese partners and financial concerns;

•	aligning the goals of executive officers with those of the stockholders and the Company;

•	motivating executive officers to achieve the Company’s important short, medium and long-term goals;

•	conserving cash by setting compensation levels consistent with market conditions and taking into consideration the Company’s financial condition; and

•	providing sufficient ongoing cash compensation to retain executives in a competitive marketplace.

The philosophy we use in setting compensation levels and structures is based on the following principles:

•	compensation for our executive officers should be strongly linked to strategic and operational performance;

•	compensation should consist of an increasingly higher percentage of compensation that is at risk and subject to performance-based awards as an executive officer’s range of responsibility and ability to influence the Company’s results increases;

•	compensation should be fair and competitive in relation to the marketplace and our financial condition;

•	employment retention incentives should be used to equalize our employment opportunities with those of more mature companies, to the extent appropriate;

•	sense of ownership and long-term perspective should be reaffirmed through our compensation structure; and

•	outstanding achievement should be recognized.

Setting Executive Compensation

The Compensation Committee annually reviews and approves the base salaries, bonuses and equity awards of our executive officers. During 2012, our executive officers consisted of:

Name	Position
Michael R. McElwrath	President, Chief Executive Officer and Director
Bruce N. Huff (1)	Chief Financial Officer

(1)	On February 18, 2013, Mr. Huff went on a leave of absence for health reasons. During his medical leave of absence, Jennifer D. Whitley, Director of Finance of the Company, has been serving as the Company’s interim Chief Financial Officer.

We use a combination of compensation elements in our executive compensation program, including:

•	salaries;

•	cash retention bonuses;

•	cash incentive bonuses;

•	equity awards;

•	post-termination compensation; and

•	benefits.

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

Generally, equity awards for executive officers have historically constituted a larger percentage of total compensation. During 2012, the Company granted restricted stock to executive officers. For further information, see “2012 Summary Compensation Table,” “Grants of Plan-Based Awards in 2012” and “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table.”

Decisions regarding salary increases, bonus awards and equity awards are ultimately at the discretion of the Compensation Committee. However, in making these decisions, the committee considers the achievements of the Company in the previous fiscal year, such as the successful capital raises to provide funding for the Company’s ongoing activities, the establishment of reserves, the maintenance of critical relationships with our Chinese partners and financial institutions, the obstacles overcome in our exploration efforts, the successful negotiation of critical commercial documents such as PSC modification agreements and gas sales agreements, the progress toward commercial gas production and revenues, and reasonable management of expenditures.

In addition to the Company’s achievements, the Compensation Committee reviews the accomplishments and performance of the individual executive officers. For 2012, in reviewing the Company and individual performance and as part of the determination of compensation, the Compensation Committee considered, among other things, the Company and individual performance factors described below.

During its review of the 2012 performance criteria, the Compensation Committee gave approximately twenty percent of the weight of its evaluation of each executive officer based on the Company performance factors. The remainder of the evaluation of each executive officer was based on individual performance factors and other considerations. These performance factors were also discussed with the applicable executive officers. The performance factors had a significant impact on the Compensation Committee’s decisions regarding discretionary adjustments to the cash incentive bonuses for 2012, although they were not given any numerical weight in determining the amount of such bonuses. The committee also considered the 2012 performance factors in determining salary increases for 2013.

In 2013, the Compensation Committee plans to continue to implement guidelines under which performance at the executive level can be measured with simplicity and transparency and performance awards can be granted in relation to those performance measures. For an early stage company, appropriate, reliable performance measures can be difficult to identify. However, the Compensation Committee will seek to identify measurements that are appropriate to an early stage company and which will relate to the achievement of Company goals, particularly in the areas of safety, provision of capital, drilling and production and appropriate management of our cash resources. For 2013, the Compensation Committee intends to set performance measures based on both Company and individual performance factors and to adopt target bonuses based on a percentage of the executive’s base salary. The committee expects that the maximum bonus that an executive may earn will be set at a specified percentage of the executive’s base salary. The executive’s ability to earn that maximum bonus or percentage of salary is largely dependent upon achievement of individual performance factors for the year. The committee believes these performance factors will be a very strong factor in making bonus decisions and may influence salary adjustments and equity awards. However, the Compensation Committee plans to continue to use its discretion in making these compensation decisions.

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

In January 2012, the Compensation Committee approved salary increases of 5% for Michael R. McElwrath and Bruce N. Huff. These salary increases were made to maintain market competiveness, without targeting any specific percentile, and to adjust for increases in cost of living and this percentage increase was at or below the percentage increases for employees at the Company generally.

Bonuses. The Compensation Committee awards cash incentive bonuses each year, typically early in the first quarter, for performance during the previous fiscal year. For 2012, the Compensation Committee set performance measures based on both Company and individual performance factors and adopted target incentive bonuses based on a percentage of the executive’s base salary. In the case of Mr. McElwrath the target incentive bonus was set at 65% of his base salary for the applicable year; and for Mr. Huff the target incentive bonus was set at 45% of base salary for the applicable year. The executive’s ability to earn that maximum bonus or percentage of salary was largely dependent upon achievement of individual and company performance factors. These standards were established for Mr. McElwrath and for Mr. Huff in the first quarter of 2012. These performance measures were a very strong factor in making the bonus decisions and influenced equity awards. However, the Compensation Committee continues to use its discretion in making these compensation decisions.

In January 2013, the Compensation Committee approved a $189,600 cash bonus for Michael R. McElwrath and a $75,000 cash bonus for Bruce N. Huff. On March 13, 2013, the Compensation Committee approved a second tranche of the annual bonus for Mr. McElwrath in the amount of $81,255 based on the subjective performance factors for 2012 of maintaining and expanding strong relations at the senior levels of the relevant Chinese organizations and taking the necessary steps making progress towards an overall development plan for the Shouyang Block. The bonus approved for Mr. McElwrath and Mr. Huff equal to 65% and 26%, respectively, of their stated 2012 base salary after considering the following performance factors:

Mr. McElwrath

Performance Factors	Target	Actual
Company Performance Factor
Safety – 0 fatalities and 0 - 2 days away from work cases (DAFWC)	20%	20%
Individual Performance Factors
Consummate Strategic Transaction	20%	0%
Major capital acquisition of $40 - 75 million	20%	20%
Obtain MofCom approval of Shouyang and Yunnan modification agreement	10%	10%
Obtain initial SEC reserves measured at year-ended 2011	10%	10%
Production of 1,500 – 3,000 mcfpd at 12/31/2012	10%	0%
Secure certification of Chinese reserves	10%	10%
Additional Performance Goals (not weighted)
Maintain strong business relationships at senior levels with Chinese counterparties		Attained
counterparties		Attained
Take necessary steps to move towards an overall development plan in Shouyang block		Attained

Total	100%	70%

Mr. Huff

Performance Factors	Target	Actual
Company Performance Factor
Safety – 0 fatalities and 0 days away from work cases (DAFWC)	20%	20%
Individual Performance Factors
Successful joint venture or other strategic transaction	20%	0%
Successful capital raise	20%	7%
Obtain initial SEC reserves measured at year-end 2011	10%	10%
Manage all financial statements and SEC filings and meet all SEC filing deadlines (subjective determination)	5%	2.5%
Maintain sufficient internal controls over financial reporting (subjective determination)	5%	5%
Assure compliance with all financial instruments (subjective determination)	5%	2.5%
Manage cash position of the Company: provide timely cash projections to the CEO, Board and auditors: manage ongoing maintenance of cash flow projections and project economics to support financing transaction and operational planning (subjective determination)	5%	2.5%
Provide timely support for investor relations (subjective determination)	5%	4%
Maintain a satisfactory system of control, coordination and up-to-date- tracking of all contracts and agreements, transaction documents, stock options, restricted stock, warrant agreements and shareholder transactions, and all other corporate documents (subjective determination)	5%	5%

Total	100%	58.5%

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

Each of our executive officers received a grant of equity awards upon joining the Company, providing them with an initial equity stake and a long-term incentive. The size of these initial grants is determined primarily by market factors, with such grants offered as an inducement to accept our offer of employment. Although it has typically granted additional awards annually, the Compensation Committee is not bound to make continuing equity awards to executive officers, and in fact, does not do so in every case. Factors considered by the committee in determining whether an executive receives an award of options and/or restricted stock and the size and vesting schedule of that award include the following:

•	the performance indicators and the events and accomplishments used to determine total compensation, as described above;

•	the cumulative number of shares and terms (including option exercise price) of previous equity awards, which may, in the view of the Compensation Committee, be sufficient to achieve the goals of the equity award program for a given individual, without supplement in a particular year;

•	the estimated fair value of the award (using the Black-Scholes option pricing model for options) and its impact on the executive’s total compensation;

•	the estimated impact of the expense of the award on reported income in the year of the award and subsequent years;

•	the stockholder dilution, including overhang of existing options and warrants for our common stock;

•	the shares remaining available for grants under the 2005 Stock Incentive Plan (“2005 Plan”); and

•	the tax consequences related to the vesting of the equity awards.

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

Awards granted outside the 2005 Stock Incentive Plan. Prior to the adoption of the 2005 Plan, grants of options to executives included varying terms, some differing from the above. Since the adoption of the 2005 Plan, we generally have not granted any awards outside the 2005 Plan except for inducement equity awards. These awards contained terms similar to those made under the 2005 Plan. The Compensation Committee may continue to grant options and/or restricted stock outside of the 2005 Plan, particularly for inducement grants to newly appointed executive officers and directors.

Expense recognition. All compensatory options and restricted stock are expensed over time in accordance with generally accepted accounting principles. For information on the equity award expense recognized in 2012 for each executive officer, see “Summary Compensation Table - Option Awards” and “Summary Compensation Table - Restricted Stock Awards.” For further details regarding 2012 equity grants to our named executive officers, see the “Grants of Plan-Based Awards” table. For further information on the 2005 Plan, see “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table - 2005 Stock Incentive Plan” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information.”

Procedures for granting equity awards. We have generally granted equity awards to our executive officers annually during the first quarter of each fiscal year or at employment. Since the adoption of the 2005 Plan, options are dated and assigned exercise prices as of a trading date following the meeting of the Compensation Committee in which such awards were approved. Exercise prices for option grants during 2012 have been set at the fair market value on the date of grant or higher. For purposes of determining exercise prices for our stock option awards, the fair market value of our common stock, on a given date, means the average of the closing bid and asked prices of the shares of common stock as reported that day on the OTC Bulletin Board. We intend to continue this practice. We attempt to avoid issuing options near the time of any expected significant movement in our stock price by taking care, within reason, not to schedule these meetings in proximity to upcoming or recent announcements of significance, such as earnings releases or other public announcements relating to current or future profitability. Scheduling of meetings of the Compensation Committee is also impacted by availability of personnel and the need to make timely hiring decisions and cannot be perfectly aligned with regard to public announcements. Under the 2005 Plan, the Chief Executive Officer, as long as he is a member of the Board, has the authority to grant equity awards of up to an aggregate of 200,000 shares of common stock in each calendar year to employees that are not subject to the rules promulgated under Section 16 of the Exchange Act. The exercise prices for such grants made by the Chief Executive Officer are to be based on the date the award agreement is signed, which is as soon as possible after the decision to make the award is settled. In practice, all awards have usually been approved by the Compensation Committee.

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

Perquisites and Other Benefits. We provide health insurance to our executive officers, which is the same as that provided to our other U.S. employees. We also provide matching contributions for those U.S. employees who contribute to a 401(k) savings plan, matching up to 4% of annual salary, subject to certain caps provided by tax regulation. These benefits were approved by the Compensation Committee when adopted. .

Tax and Accounting Considerations

Section 162(m) of the Code generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to any executive officer unless such compensation is paid pursuant to a qualified performance-based compensation plan. All compensation awarded to our executive officers in 2012 is expected to be tax deductible. The Compensation Committee considers such deductibility and the potential cost to the Company when granting awards and considering salary changes.

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

Named Executive Officer Compensation

With respect to the 2012 total compensation of Mr. McElwrath and Mr. Huff, approximately 75% and 72%, respectively, of total compensation was attributable to the elements of salary and annual cash bonus and approximately 22% and 24%, respectively, of total compensation, as attributable to non-cash equity elements. The allocation between cash and non-cash compensation for our executive officers was within the range of allocations that the Compensation Committee considers appropriate.

COMPENSATION TABLES AND ADDITIONAL INFORMATION

The following table sets forth a summary of compensation paid to our Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”) for the fiscal years ended December 31, 2012, December 31, 2011 and December 31, 2010.

2012 Summary Compensation Table

							Nonequity	All
Name and					Stock	Option	Incentive	Other
Principal Position	Year	Salary	Bonus		Awards	Awards (1)	Plan Compensation	Compensation		Total
Michael R. McElwrath	2012	$416,700	$270,855	(2)	$202,950	$-	$-	$19,800	(3)	$910,305
President and Chief	2011	388,631	257,985	(2)	252,184	131,610	-	1,531		1,031,941
Executive Officer	2010	330,750	255,000	(4)	-	-	-	18,069		603,819
Bruce N. Huff	2012	283,500	75,000	(2)	120,450	-	-	19,250	(3)	498,200
Chief Financial	2011	264,375	121,500	(2)	147,900	76,773	-	3,375		613,923
Officer	2010	203,125	151,250	(5)	121,000	-	-	9,400		484,775

(1)	The amounts in this column reflect the value of stock or option awards, as applicable, granted to each Named Executive Officer as determined in accordance with FASB ASC Topic 718. See Note 12 to the consolidated financial statements included in Part II of this report for assumptions used in valuing these awards and the methodology for recognizing the related expense. All options awards are for the purchase of our common stock. Stock awards are grants of restricted stock with time-based vesting conditions. The Company did not grant any option awards during 2010. Mr. McElwrath did not receive any stock awards during 2010.

(2)	The bonus for Mr. McElwrath and Mr. Huff is for performance in 2012 and 2011, respectively, none of which was paid during the year of performance.

(3)	Represents the cost of matching funds to the Named Executive Officer’s account in the Company’s defined contribution savings plan.

(4)	The amount of bonus for Mr. McElwrath in 2010 is made up of two elements: (1) a $215,000 incentive bonus paid in 2011 for performance during 2010, and (2) a $40,000 retention bonus paid during 2010 as required under Mr. McElwrath’s then effective employment agreement, which has since been amended to, among other things, eliminate the fixed retention bonus.

(5)	The amount of bonus for Mr. Huff in 2010 is made up of two elements: (1) $101,250 incentive bonus paid in 2011 for performance during 2010, and (2) a $50,000 signing bonus awarded in conjunction with Mr. Huff’s appointment as Chief Financial Officer in April, 2010.

Grants of Plan-Based Awards in 2012

The following table provides information on equity awards granted during 2012:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Michael R. McElwrath	01/24/12	615,000	-	-	$202,950
Bruce N. Huff	01/24/12	365,000	-	-	120,450

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements with Named Executive Officers

We have employment agreements with our Named Executive Officers and those agreements are summarized below.

Agreement with Michael R. McElwrath. The Company has an employment agreement with Mr. McElwrath, which has been amended from time to time. Prior to December 7, 2010, Mr. McElwrath’s employment agreement entitled him to fixed, retention bonuses of not less than $20,000 every six months. On December 7, 2010, his employment agreement was amended and restated to extend the term to October 13, 2013 and to eliminate the fixed, retention bonuses. On October 10, 2011, the Company entered into an amended and restated employment agreement (the “McElwrath Second Amended and Restated Employment Agreement”) with Mr. McElwrath. The McElwrath Second Amended and Restated Employment Agreement provides for an annual base salary of not less than $396,900 on or after February 16, 2011. The McElwrath Second Amended and Restated Employment Agreement also provides that Mr. McElwrath will be eligible to receive performance bonuses payable between January 1 and the 13th of April of each year in an amount to be determined by the Compensation Committee in its discretion. During 2011, Mr. McElwrath’s annual base salary was increased to $396,900 from $330,750. During 2012, Mr. McElwrath’s annual base salary was increased to $416,700 from $396,900, and said increase was effective January 1, 2012. On May 24, 2012, the Company entered into the First Amendment to the Second Amended and Restated Employment Agreement to extend the term of the agreement to October 2016.

Unless further extended, the McElwrath Second Amended and Restated Employment Agreement terminates on October 13, 2016. The McElwrath Second Amended and Restated Employment Agreement provides that if Mr. McElwrath is terminated by the Company for Cause, the Company will pay his base salary and all amounts actually earned, accrued or owing as of the date of termination and he will be entitled to exercise all options granted to him under the McElwrath Second Amended and Restated Employment Agreement or otherwise to the extent vested and exercisable on the date of termination unless otherwise provided for in Mr. McElwrath’s option agreements.

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

For purpose of the McElwrath Second Amended and Restated Employment Agreement, a change of Control is defined as: (a) subject to certain exceptions, the acquisition by a person of beneficial ownership of more than 40% of the combined voting power of the then-outstanding voting securities of the Company entitled to vote generally in the election of directors, (b) the consummation of a reorganization, merger or consolidation unless following such transaction 60% or more of the combined voting power of the then-outstanding voting securities of the entity resulting from such transaction entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the same persons who were the beneficial owners of such securities immediately prior to such transaction, (c) the (1) approval by the Company’s stockholders of a complete liquidation or dissolution of the Company or (2) sale or other disposition (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company, unless the successor entity existing immediately after such sale or disposition is then beneficially owned, directly or indirectly, by all or substantially all of the persons who were the beneficial owners, respectively, of the then outstanding voting securities of the Company entitled to vote generally in the election of directors immediately prior to such sale or disposition; (d) subject to certain exceptions, if individuals who, as of October 10, 2011 constitute the Board of the Company cease for any reason to constitute at least a majority of the Board; or (e) the Board adopts a resolution to the effect that, for purposes hereof, a Change of Control has occurred.

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

If Mr. McElwrath’s employment is terminated as a result of death or Disability, the Company will pay his base salary and all amounts actually earned, accrued or owing as of the date of termination, and, for a period of three years following the date of termination he or his estate will be entitled to exercise all options granted to him regardless of whether or not the option is vested and exercisable on the date of termination and all restrictions on restricted stock awards awarded will be removed and all rights to such stock vested as of the date of termination.

The McElwrath Second Amended and Restated Employment Agreement contains no covenant not-to-compete or similar restrictions after termination.

Agreement with Bruce N. Huff. On April 19, 2010, the Company appointed Bruce N. Huff as Chief Financial Officer of the Company and on June 9, 2010, the Company entered into an amended and restated employment agreement (the “Huff Employment Agreement”) with Mr. Huff. On June 9, 2010, the Company amended the Huff Employment Agreement to, among other things, ensure compliance with the applicable provisions of the tax code relating to deferred compensation (the “Huff First Amendment”). Mr. Huff’s annual base salary for 2012 was increased to $283,500 from $270,000.

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

If Mr. Huff’s employment is terminated by the Company (other than as a result of death, Disability (as defined in the Huff Employment Agreement) or Cause), or if he terminates his employment for Good Reason (as defined in the Huff Employment Agreement), he shall be entitled to the following:

•	a lump sum payment of (i) his base salary paid during the immediately preceding twelve-month period or (ii) two times the sum of his base salary paid during the immediately preceding twelve-month period in the event the termination occurs within 24 months after a Change of Control;

•	all amounts actually earned accrued or owing as of the date of termination; and

•	the right to exercise, for a period of twelve months following the termination of Mr. Huff’s employment, all options granted to him to the extent vested and exercisable at the date of termination of Employee’s employment subject to certain restrictions contained in the Huff Employment Agreement.

For purpose of the Huff Employment Agreement, a Change of Control is defined as: (a) subject to certain exceptions, the acquisition by a person of beneficial ownership of more than 40% of the combined voting power of the then-outstanding voting securities of the Company entitled to vote generally in the election of directors, (b) the consummation of a reorganization, merger or consolidation unless following such transaction 60% or more of the combined voting power of the then-outstanding voting securities of the entity resulting from such transaction entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the same persons who were the beneficial owners of such securities immediately prior to such transaction, (c) the (1) approval by the Company’s stockholders of a complete liquidation or dissolution of the Company or (2) sale or other disposition (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company, unless the successor entity existing immediately after such sale or disposition is then beneficially owned, directly or indirectly, by all or substantially all of the persons who were the beneficial owners, respectively, of the then outstanding voting securities of the Company entitled to vote generally in the election of directors immediately prior to such sale or disposition; (d) subject to certain exceptions, if individuals who, as of April 19, 2010 constitute the Board of the Company cease for any reason to constitute at least a majority of the Board; or (e) the Board adopts a resolution to the effect that, for purposes hereof, a Change of Control has occurred.

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

The 2005 Plan is administered by the Compensation Committee. The 2005 Plan provides that the Chief Executive Officer of the Company as long as he is a member of the Board, has the authority to grant equity awards of up to an aggregate of 200,000 shares of common stock in each calendar year to participants who are not subject to the rules promulgated under Section 16 of the Exchange Act.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the number of unexercised options segregated by those that were exercisable and those that were unexercisable as of December 31, 2012, and the number of vested and unvested shares of restricted stock.

		OPTION AWARDS							STOCK AWARDS

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Michael R. McElwrath	10/13/03	480,000	(1)	-		0.65	10/13/13		-		-
	12/23/04	200,000	(1)	-		2.00	12/23/14	(4)	-		-
	02/02/06	500,000	(1)	-		2.00	02/02/16		-		-
	12/27/07	500,000		-		1.30	10/13/13		-		-
	02/11/08	540,000	(3)	-		0.69	02/10/18		-		-
	04/15/09	150,000	(3)	-		0.28	04/15/19		-		-
	04/15/09	110,000	(3)	-		0.65	04/15/19		-		-
	02/07/11	100,000		200,000	(3)	0.58	02/07/21		289,867	(3)	14,493
	01/24/12	-		-		-			615,000	(3)	30,750
Bruce N. Huff	12/23/04	240,000	(1)	-		2.00	12/23/14		-		-
	04/15/09	100,000	(2)	-		0.28	04/15/19		-		-
	04/19/10	-		-		-	04/19/20		68,750	(5)	3,438
	02/07/11	58,333		116,667	(3)	0.58	02/07/21		170,000	(3)	8,500
	01/24/12	-		-		-			365,000	(3)	18,250

(1)	These options vested 20% on grant date, and 20% on the four subsequent anniversaries of the grant date thereafter.

(2)	This grant of restricted stock or options, as applicable, vested in three equal annual installments with the first installment vesting on the grant date, and the next two installments vesting on the two (2) subsequent anniversaries of the grant date thereafter.

(3)	This grant of restricted stock or options, as applicable, vest in three (3) equal annual installments beginning on the first anniversary grant date.

(4)	These options vested 20% on grant date, and 20% on each grant date anniversary thereafter. On January 14, 2009, the original expiration date of December 23, 2009 of this option was extended to December 23, 2014.

(5)	These options vest 25% on the grant date, and 25% on the three (3) subsequent anniversaries of the grant date thereafter.

Potential Payments Upon Termination or Change in Control

For a description of the potential payments to our Named Executive Officers upon termination or a change in control, see “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements with Named Executive Officers” above. For further discussion of the determination of termination benefits, see “Compensation Discussion and Analysis — Total Compensation and Description and Allocation of Its Components — Post-Termination Compensation.”

Quantification of termination benefits. The following table quantifies the termination benefits due to our Named Executive Officers in the event of their termination for various reasons, including any termination occurring within 24 months following a change of control. The amounts were computed as if each executive officer’s employment terminated on December 31, 2012.

2012 Potential Termination Benefits for Named Executive Officers

		Termination for Other than Cause, Death, or Disability

Executive Officer/Element of Compensation	Termination due to Death or Disability	or by Executive for Good Reason	within 24 Months Following a Change of Control
Michael R. McElwrath
Salary and bonus	$-	$1,349,370	$2,017,308
Equity awards (1)	45,243	-	45,243
Benefits(2)	-	73,616	105,524
Tax Gross-up (3)	-	-	409,491
Total Mr. McElwrath	$45,243	$1,422,986	$2,577,566

Bruce N. Huff
Salary	$-	$283,500	$567,000
Equity awards (1)	-	-	30,188
Total Mr. Huff	$-	$283,500	$597,188

(1)	Equity awards are quantified at the intrinsic value on December 31, 2012 of all options and restricted stock that was not fully vested and exercisable, but would become exercisable, under the terms of the Named Executive Officer’s employment agreement, due to the form of termination specified in the column heading. The intrinsic value of options is determined by calculating the difference between the closing market price of our common stock on December 31, 2012, which was $0.05 per share, and the exercise price of the option, and multiplying that difference by the number of options exercisable at that given exercise price. The intrinsic values of all the options are then totaled. The intrinsic value of restricted stock is equal to the number of shares times the closing price of our common stock on December 31, 2012.

(2)	Benefits quantified include the incremental cost to the Company of continuing health care benefits (based on December 2012 premium rates) and the cost of the Company’s matching contributions.

(3)	Tax gross-up refers to reimbursement for any excise tax (and taxes on the imputed income attributable to the reimbursement for the excise tax and tax gross-up) the Named Executive Officer is required to pay under Section 4999 of the Code for excess parachute payments. This amount reflects the estimated gross-up payments that would be due to Mr. McElwrath as if he had been terminated on December 31, 2012.

Directors’ Compensation

The following table summarizes compensation paid to non-employee directors for 2012. Mr. McElwrath is the only employee serving as a director and he does not receive any additional compensation for his service on the Board.

2012 Director Compensation

	Fees Earned
	or Paid in	Stock	Option
Name	Cash	Awards (1)	Awards (1)	Total
Donald A. Juckett	$46,300	$49,500	$-	$95,800

William A. Anderson	51,200	49,500	-	100,700

C. P. Chiang	29,100	49,500	-	78,600

John C. Mihm	32,500	49,500	-	82,000

Lucian Morrison	41,100	49,500	-	90,600

Thomas E. Williams	39,500	49,500	-	89,000

(1)	Stock Awards are quantified in the table according to the amount included in 2012 share-based compensation expense for the awards granted to each named director through the end of fiscal year 2012. The Company did not award any options to its directors during 2012. See Note 12 to the Consolidated Financial Statements which is included in Part II of this report for assumptions used in valuing these awards and the methodology for recognizing the related expense. The expense has been modified in accordance with SEC rules to eliminate forfeiture assumptions in computing the expense for the year. There were no actual forfeitures during 2012 by any of the named directors. Any options would have been for the purchase of our common stock. All stock awards are grants of restricted stock representing time-vesting shares of our common stock.

The table below provides information regarding the outstanding stock option and restricted stock awards for each of our directors as of December 31, 2012.

2012 Outstanding Equity Awards for Directors

Name	Number of Securities Underlying Unexercised Options (#)	Number of Shares of Stock That Have Not Vested (#)

Donald A. Juckett	546,667	216,667
William A. Anderson	316,667	216,667
C. P. Chiang	306,667	216,667
John C. Mihm	546,667	216,667
Lucian Morrison	294,667	216,667
Thomas E. Williams	546,667	216,667

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

The Company also reimburses directors for the reasonable expenses they incur to attend Board, Board committee and/or investor relations meetings. In addition, in 2008, the Board approved a policy providing for an annual grant of options to each non-employee director to purchase a target level of 40,000 shares of common stock, which have an exercise price equal to fair market value on date of grant, a term of ten years and will vest in their entirety on the first anniversary of the date of grant.  The actual number of options granted from year to year may be adjusted upwards or downwards based on the business judgment of the Board. The fair market value, on a given date, is the mean of the closing bid and asked prices of the common shares as reported that day on the OTC Bulletin Board. These grants are expected to be made during the first quarter each fiscal year. The Company did not grant any options to its directors during 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table sets forth, as of April 24, 2013, certain information with respect to the beneficial ownership of our common stock by (a) each stockholder beneficially owning more than 5% of the Company’s outstanding common stock; (b) each director of the Company who is a stockholder of the Company; (c) each of the Named Executive Officers who is a stockholder of the Company; and (d) all Named Executive Officers and directors of the Company as a group. Total shares outstanding on April 24, 2013 were 346,371,483. (1)

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Outstanding Common Stock
Ashmore Group	56,086,439	(2)	13.9%
Prudential Jennison Associates LLC	28,378,145	(3)	8.2%

Named Executive Officers:
Michael R. McElwrath	6,378,561	(4)	1.8%
Bruce Huff	1,716,294	(5)	*

Non-Executive Directors:
Donald A. Juckett	1,121,965	(6)	*
William A. Anderson	826,352	(7)	*
C. P. Chiang	773,333	(8)	*
John C. Mihm	1,687,912	(9)	*
Lucian L. Morrison	794,352	(10)	*
Thomas E. Williams	1,051,458	(11)	*

All Directors and Executive
Officers as a Group (8 persons)	14,350,207	(12)	4.1%

*	Less than 1%.

(1)	The percentages in the table are calculated using the total shares outstanding plus the number of securities that can be acquired within 60 days of April 24, 2013, or a total of 346,371,483 shares.

(2)	The amount of beneficial ownership of the shares is based on a Schedule 13D filed with the SEC on January 25, 2013. Ashmore Investments (UK) Limited (“AI(UK)L”) is the parent company of Ashmore Investment Management Limited (“AIML”). AI(UK)L is a wholly-owned subsidiary of Ashmore Group plc (“Ashmore Group”). Based on the Schedule 13D, each of Ashmore Group, AI(UK)L and AIML may be deemed to be the beneficial owner of 56,086,439 shares of common stock underlying warrants acquired on January 15, 2013. Ashmore Group, AI(UK)L and AIML each reported shared voting power and shared dispositive power over the 56,086,439 shares underlying such warrants. The address for each of Ashmore Group, AI(UK)L and AIML is 61 Aldwych, London, XO WC2B 4AE.

(3)	The amount of beneficial ownership of the shares is based on a Schedule 13G filed with the SEC on February 13, 2013. Jennison Associates LLC (“Jennison”) is a wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential”). Based on the Schedule 13G, Jennison may be deemed to be the beneficial owner of 28,378,145 shares of common stock as of December 31, 2012 acquired on behalf of its clients investment advisory accounts. Jennison reports sole voting power over 26,731,941 shares and shared dispositive power over 28,378,145 shares. Prudential may be deemed to have the power to exercise or to direct the exercise of such voting and/or dispositive power that Jennison may have with respect to our common stock portfolios managed by Jennison. Jennison does not file jointly with Prudential, as consequently, shares of our common stock reported on Jennison’s Schedule 13G may be included in the shares reported on the Schedule 13G filed by Prudential. The address for Jennison Associates LLC is 466 Lexington Avenue, New York, NY 10017. Prudential also filed a Schedule 13G with the SEC on February 13, 2013 in which it discloses beneficial ownership of 28,908,989 shares of our common stock. The address for Prudential Financial, Inc. is 751 Broad Street, Newark, New Jersey 07102-3777.

(4)	Includes 2,880,000 shares which Michael R. McElwrath may purchase pursuant to options which are exercisable within 60 days of April 24, 2013. Also includes 144,934 shares of restricted stock which vest in on February 7, 2014; 410,000 shares of restricted stock that vest in two equal installments on January 25, 2014 and January 25, 2015 and 300,000 shares of restricted stock that vest in three equal installments on January 31, 2014, January 31, 2015 and January 31, 2016.

(5)	Includes 456,666 shares which Bruce N. Huff may purchase pursuant to options which are exercisable within 60 days of April 24, 2013. Also includes 85,000 shares of restricted stock which vest on February 7, 2014 and 243,333 shares of restricted stock that vest in two equal installments on January 25, 2014 and January 25, 2015.

(6)	Includes 623,333 shares which Donald A. Juckett may purchase pursuant to options which are exercisable within 60 days of April 24, 2013. Also includes 33,334 shares of restricted stock which vest on February 7, 2014; 100,000 shares of restricted stock that vest in two equal installments on January 25, 2014 and January 25, 2015 and 75,000 shares of restricted stock that vest in three equal installments on January 31, 2014, January 31, 2015 and January 31, 2016.

(7)	Includes 393,333 shares which William A. Anderson may purchase pursuant to options which are exercisable within 60 days of April 24, 2013. Also includes 33,334 shares of restricted stock which vest on February 7, 2014; 100,000 shares of restricted stock that vest in two equal installments on January 25, 2014 and January 25, 2015 and 75,000 shares of restricted stock that vest in three equal installments on January 31, 2014, January 31, 2015 and January 31, 2016. Mr. Anderson disclaims beneficial ownership of 10,000 of these securities held by Anderson Securities Corp. except to the extent of his pecuniary interest therein, and the inclusion of these shares in this report shall not be deemed an admission of beneficial ownership of all of the reported shares for any purpose.

(8)	Includes 383,333 shares which C.P. Chiang may purchase pursuant to options which are exercisable within 60 days of April 24, 2013. Also includes 33,334 shares of restricted stock which vest on February 7, 2014; 100,000 shares of restricted stock that vest in two equal installments on January 25, 2014 and January 25, 2015 and 75,000 shares of restricted stock that vest in three equal installments on January 31, 2014, January 31, 2015 and January 31, 2016.

(9)	Includes 623,333 shares which John C. Mihm may purchase pursuant to options which are exercisable within 60 days of April 24, 2013. Also includes 33,334 shares of restricted stock which vest on February 7, 2014; 100,000 shares of restricted stock that vest in two equal installments on January 25, 2014 and January 25, 2015 and 75,000 shares of restricted stock that vest in three equal installments on January 31, 2014, January 31, 2015 and January 31, 2016.

(10)	Includes 371,333 shares which Lucian L. Morrison may purchase pursuant to options which are exercisable within 60 days of April 24, 2013. Also includes 33,334 shares of restricted stock which vest on February 7, 2014; 100,000 shares of restricted stock that vest in two equal installments on January 25, 2014 and January 25, 2015 and 75,000 shares of restricted stock that vest in three equal installments on January 31, 2014, January 31, 2015 and January 31, 2016.

(11)	Includes 623,333 shares which Thomas E. Williams may purchase pursuant to options which are exercisable within 60 days of April 24, 2013. Also includes 33,334 shares of restricted stock which vest on February 7, 2014; 100,000 shares of restricted stock that vest in two equal installments on January 25, 2014 and January 25, 2015 and 75,000 shares of restricted stock that vest in three equal installments on January 31, 2014, January 31, 2015 and January 31, 2016.

(12)	Includes 6,354,664 shares which may be purchased pursuant to options and warrants which are exercisable within 60 days of April 24, 2013 by our directors and executive officers.

Equity Compensation Plan Information

The following table provides information regarding the equity compensation plans as of December 31, 2012.

			Number of
			securities
			remaining
	Number of		available for
	securities to be	Weighted	future issuance
	issued upon	average exercise	under equity
	exercise of	price of	compensation
	outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Equity Compensation Plan Category	rights (a)	rights (b)	column (a)) (c)
Plans approved by security holders (1)	6,465,833	$0.69	13,371,699
Plans not approved by security holders
- Inducement awards (2)	1,068,000	0.64	-
- Investor Relations Consultant	275,000	0.57	-
- IRS 409A related grants (3)	800,000	1.60	-
- Prior to adoption of the 2005 Plan (4)	2,540,000	1.57	-
Total	11,148,833	0.95	13,371,699

(1)	For discussion of the 2005 Stock Incentive Plan (“2005 Plan”), which was approved by the security holders, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Narrative to Equity Compensation Plan Information —2005 Stock Incentive Plan.”

(2)	We awarded as inducement grants options to purchase shares of common stock to new board members and new employees outside the 2005 Plan. The grants carried a term of ten years.

(3)	We granted options to purchase shares of common stock in December 2007 which were replacements for options cancelled due to potential adverse tax consequences to the holders of the cancelled options under Section 409A of the Internal Revenue Code. The cancelled options had been granted prior to adoption of the 2005 Plan. The replacement stock options have terms between one and approximately six years, and exercise prices in the range of $1.30 to $2.09 per share.

(4)	We granted options to purchase shares of common stock prior to the adoption of the 2005 Plan, which are evidenced by individual stock option agreements. The options were granted to officers, directors and consultants and have a term of between five and ten years and an exercise price in the range of $0.65 to $2.00 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Related Person Transactions

In accordance with our audit committee charter, the Audit Committee reviews related person transactions. It is the Company’s policy that we will not enter into transactions that are considered related person transactions that are required to be disclosed under Item 404 of Regulation S-K unless the Audit Committee or another independent body of the Board first reviews and approves the transactions.

Board Independence

The Board has determined that each director, except for Michael R. McElwrath, has no material relationship with the Company and is independent within the meaning of the NYSE AMEX listing standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm Fee Information

Audit Fees

The aggregate fees billed by JonesBaggett LLP (formerly Payne Smith & Jones, P.C.) for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2012 and 2011 and for the review of the financial statements included in our Quarterly Reports on Form 10-Q for those years were $229,655 and $248,261 respectively.

Audit-Related Fees

JonesBaggett LLP did not render any audit-related professional services for the years ended December 31, 2012 and 2011.

Tax Fees

The aggregate fees billed by JonesBaggett LLP for professional services rendered for tax compliance, tax advice and/or tax planning for the year ended December 31, 2012 and 2011 was $8,500 and $8,000, respectively. The fees were for the preparation of the 2012 and 2011 corporate tax returns.

All Other Fees

JonesBaggett LLP did not bill any other fees for professional products or services rendered to us, other than those described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” for the years ended December 31, 2012 and 2011.

The Audit Committee pre-approved all of the audit and non-audit fees described above for the years ended December 31, 2012 and 2011.

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

The Audit Committee delegated authority to the chairman of the Audit Committee to:

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

A list of the exhibits filed or furnished with this report on Form 10-K/A (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index beginning on page 32 of this report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2013.

FAR EAST ENERGY CORPORATION

By:	/s/ Michael R. McElwrath
Michael R. McElwrath
Chief Executive Officer

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 (SEC File No. 000-32455)).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 17, 2005 (SEC File No. 000-32455)).
4.1	Articles of Incorporation of the Company, as amended (included as Exhibit 3.1).
4.2	Amended and Restated Bylaws of the Company (included as Exhibit 3.2).
4.3	Specimen stock certificate (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 (SEC File No. 000-32455)).
4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 27, 2007 (SEC File No. 000-32455)).
4.5	Warrant Agreement, dated August 27, 2007, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 27, 2007 (SEC File No. 000-32455)).
4.6	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 30, 2008 (SEC File No. 000-32455)).
4.7	Warrant Agreement, dated May 30, 2008, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 30, 2008 (SEC File No. 000-32455)).
4.8	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (including the form of warrant) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 22, 2009 (SEC File No. 000-32455)).
4.9	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 9, 2010 (SEC File No. 000-32455)).
4.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 9, 2010 (SEC File No. 000-32455)).
4.11	Indenture, dated January 15, 2013, among Far East Energy (Bermuda), Ltd., the Company and Wells Fargo Bank, National Association, as trustee (including form of note) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 18, 2013 (SEC File No. 000-32455)).
4.12	Warrant Agreement, dated January 15, 2013, between the Company and Continental Stock Transfer and Trust Company, as warrant agent (including form of warrant) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 18, 2013 (SEC File No. 000-32455)).
4.13	Securities Purchase Agreement, dated January 14, 2013, among Far East Energy (Bermuda), Ltd., the Company and the purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2013 (SEC File No. 000-32455)).
4.14	Registration Rights Agreement, dated January 15, 2013, among the Company and the purchasers set forth therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 18, 2013 (SEC File No. 000-32455)).
10.1*	Amended and Restated Employment Agreement, dated December 23, 2004, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 28, 2004 (SEC File No. 000-32455)).
10.2*	First Amendment to Amended and Restated Employment Agreement, dated April 16, 2007, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 19, 2007 (SEC File No. 000-32455)).
10.3*	Second Amendment to Amended and Restated Employment Agreement, dated November 26, 2007, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 27, 2007 (SEC File No. 000-32455)).

10.4*	Third Amendment to Amended and Restated Employment Agreement, dated March 7, 2008, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 13, 2008 (SEC File No. 000-32455)).
10.5*	Fourth Amendment to Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 (SEC File No. 000-32455)).
10.6*	Fifth Amendment to Amended and Restated Employment Agreement, dated May 18, 2009, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 18, 2009 (SEC File No. 000-32455)).
10.7*	Sixth Amendment to Amended and Restated Employment Agreement, dated December 7, 2010, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 13, 2010 (SEC File No. 000-32455)).
10.8*	Amended and Restated Employment Agreement, dated October 10, 2011, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2011 (SEC File No. 000-32455)).
10.9*	First Amendment to Amended and Restated Employment Agreement, dated May 24, 2012, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2012 (SEC File No. 000-32455)).
10.10*	Amended and Restated Employment Agreement, dated June 9, 2010, between the Company and Bruce N. Huff (incorporated by reference to Exhibit 10.75 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 8, 2010 (SEC File No. 000-32455)).
10.11*	Amendment to the Amended and Restated Employment Agreement, dated January 27, 2012, between the Company and Bruce N. Huff (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2012 (SEC File No. 000-32455)).
10.12*	Far East Energy Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A filed on December 13, 2010 (SEC File No. 000-32455)).
10.13*	Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 28, 2004 (SEC File No. 000-32455)).
10.14*	Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 28, 2004 (SEC File No. 000-32455)).
10.15*	Nonqualified Stock Option Agreement, dated December 23, 2004, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on December 28, 2004 (SEC File No. 000-32455)).
10.16*	Second Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 (SEC File No. 000-32455)). The original option agreement was entered into on January 29, 2002.
10.17*	Second Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 (SEC File No. 000-32455)). The original option agreement was entered into on October 13, 2003.
10.18*	First Amendment to Non-Qualified Stock Option Agreement, dated December 19, 2008, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 (SEC File No. 000-32455)).
10.19*	Second Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 (SEC File No. 000-32455)).

10.20*	Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Don Juckett (incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 (SEC File No. 000-32455)).
10.21*	Stock Option Agreement, dated May 24, 2004, between the Company and John C. Mihm (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 (SEC File No. 000-32455)).
10.22*	Stock Option Agreement, dated February 24, 2004, between the Company and Thomas Williams (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 (SEC File No. 000-32455)).
10.23*	Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, between the Company and Thomas Williams (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 (SEC File No. 000-32455)).
10.24*	Second Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Thomas Williams (incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 (SEC File No. 000-32455)).
10.25*	Third Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Thomas Williams (incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 (SEC File No. 000-32455)).
10.26*	Non-Qualified Stock Option Agreement, dated October 1, 2007, between the Company and William A. Anderson (incorporated by reference to Exhibit 10.52 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 7, 2007 (SEC File No. 000-32455)).
10.27*	Non-Qualified Stock Option Agreement, dated January 9, 2008, between the Company and Lucian L. Morrison (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 (SEC File No. 000-32455)).
10.28*	Form of Non-Qualified Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.73 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 (SEC File No. 000-32455)).
10.29*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 (SEC File No. 000-32455)).
10.30*	Form of Incentive Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 19, 2007 (SEC File No. 000-32455)).
10.31*	Restricted Stock Agreement, dated December 27, 2007, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 (SEC File No. 000-32455)).
10.32*	Restricted Stock Agreement, dated December 27, 2007, between the Company and Thomas E. Williams (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 (SEC File No. 000-32455)).
10.33*	Form of Restricted Stock Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 23, 2007 (SEC File No. 000-32455)).
10.34*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-148363) filed on December 27, 2007.
10.35*	Form of Letter Agreement with the Company's non-employee directors (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 19, 2007 (SEC File No. 000-32455)).

10.36	Production Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People's Republic of China, dated January 25, 2002, between China United Coalbed Methane Corp. Ltd. and the Company (incorporated by reference to Exhibit 2(i) to the Company's Current Report on Form 8-K filed on February 11, 2002 (SEC File No. 000-32455)).
10.37	Modification Agreement for Product Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People's Republic of China, dated October 20, 2005, between China United Coalbed Methane Corporation Ltd. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 26, 2005 (SEC File No. 000-32455)).
10.38	Modification Agreement dated April 24, 2007 for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Enhong and Laochang Area in Yunnan Province, the People's Republic of China, dated December 3, 2002, between China United Coalbed Methane Corporation Ltd. and Far East Energy (Bermuda), Ltd. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 27, 2007 (SEC File No. 000-32455)).
10.39	Modification Agreement for Production Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang Area, Yunnan Province, The People's Republic of China (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 27, 2009 (SEC File No. 000-32455)).
10.40	Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Qinnan Area in Shanxi Province, Qinshui Basin, the People's Republic of China, dated April 16, 2002, between China United Coalbed Methane Corporation Ltd. and the Phillips China Inc. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed on March 15, 2005 (SEC File No. 000-32455)).
10.41	Application for the Extension of Phase Two of the Exploration Period under the Qinnan PSC, dated December 2, 2005, between the Company and China United Coalbed Methane Corporation Ltd. (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 14, 2006 (SEC File No. 000-32455)).
10.42	Application for the Extension of Phase Two of the Exploration Period under the Qinnan PSC, dated March 16, 2006, between the Company and China United Coalbed Methane Corporation Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 17, 2006 (SEC File No. 000-32455)).
10.43	Approval Certificate from the Ministry of Foreign Trade and Economic Cooperation dated December 30, 2002 (incorporated by reference to Exhibit 2(i) to the Company's Current Report on Form 8-K filed on January 13, 2003 (SEC File No. 000-32455)).
10.44	Memorandum of Understanding, dated March 18, 2003, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 (SEC File No. 000-32455)).
10.45	Farmout Agreement Qinnan PSC, dated June 17, 2003, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 (SEC File No. 000-32455)).
10.46	First Amendment to Farmout Agreement Qinnan PSC, dated December 15, 2003, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 (SEC File No. 000-32455)).
10.47	Second Amendment to Farmout Agreement Qinnan PSC, dated December 17, 2004, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed on December 23, 2004 (SEC File No. 000-32455)).
10.48	Third Amendment to Farmout Agreement Qinnan PSC, dated December 19, 2005, between ConocoPhillips China Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2005 (SEC File No. 000-32455)).

10.49	Assignment Agreement Qinnan PSC, dated June 17, 2003, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.4 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 (SEC File No. 000-32455)).
10.50	Modification Agreement, dated April 24, 2007, for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Qinnan Area in Shanxi Province, Qinshui Basin, the People's Republic of China, dated April 16, 2002, by and among China United Coalbed Methane Corporation Ltd., ConocoPhillips China Inc. and Far East Energy (Bermuda), Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 27, 2007 (SEC File No. 000-32455)).
10.51	Farmout Agreement Shouyang PSC, dated June 17, 2003, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.3 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 (SEC File No. 000-32455)).
10.52	First Amendment to Farmout Agreement Shouyang PSC, dated December 15, 2003, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 (SEC File No. 000-32455)).
10.53	Second Amendment to Farmout Agreement Shouyang PSC, dated December 17, 2004, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.02 to the Company's Current Report on Form 8-K filed on December 23, 2004 (SEC File No. 000-32455)).
10.54	Third Amendment to Farmout Agreement Shouyang PSC, dated December 19, 2005, between ConocoPhillips China Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 21, 2005 (SEC File No. 000-32455)).
10.55	Assignment Agreement Shouyang PSC, dated June 17, 2003, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.5 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 (SEC File No. 000-32455)).
10.56	Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated December 2, 2005, between the Company and China United Coalbed Methane Corporation Ltd. (incorporated by reference to Exhibit 10.46 to Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 14, 2006 and incorporated herein by a reference).
10.57	Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated March 16, 2006, between the Company and China United Coalbed Methane Corporation Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 17, 2006 (SEC File No. 000-32455)).
10.58	Modification Agreement, dated April 24, 2007, for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Shouyang Area in Shanxi Province, Qinshui Basin, the People's Republic of China, dated April 16, 2002, by and among China United Coalbed Methane Corporation Ltd., ConocoPhillips China Inc. and Far East Energy (Bermuda), Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 27, 2007 (SEC File No. 000-32455)).
10.59	Modification Agreement for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Shouyang Area in Shanxi Province, Qinshui Basin, The People's Republic of China (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 27, 2009 (SEC File No. 000-32455)).
10.60	English translation of Shouyang Project Coalbed Methane Purchase and Sales Contract, dated June 12, 2010, between China United Coalbed Methane Corporation, Ltd. and Shanxi Province Guoxin Energy Development Group Limited with Far East Energy (Bermuda), Ltd. as an express third party beneficiary (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 16, 2010 (SEC File No. 000-32455)).
10.61	English translation of Letter agreement, dated June 12, 2010, between Far East Energy (Bermuda), Ltd. and China United Coalbed Methane Corporation, Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 16, 2010 (SEC File No. 000-32455)).

10.62	Letter, dated June 11, 2010, from Far East Energy (Bermuda), Ltd. to China United Coalbed Methane Corporation, Ltd. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 16, 2010 (SEC File No. 000-32455)).
10.63	Stock Subscription Agreement, dated August 24, 2007, between the Company and International Finance Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 27, 2007 (SEC File No. 000-32455)).
10.64	Stock Subscription Agreement, dated June 2, 2008, between the Company and International Finance Corporation (incorporated by reference to Exhibit 10.64 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 6, 2008 (SEC File No. 000-32455)).
10.65	Securities Purchase Agreement, dated March 13, 2009, among the Company, Far East Energy (Bermuda), Ltd., and Arrow Energy International Pte Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 16, 2009 (SEC File No. 000-32455)).
10.66	Placement Agency Agreement, dated August 20, 2010, between the Company and Macquarie Capital (USA), Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 20, 2010 (SEC File No. 000-32455)).
10.67	Facility Agreement, dated November 28, 2011, among Far East Energy (Bermuda), Ltd., the Company and Standard Chartered Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2011 (SEC File No. 000-32455)).
10.68	Amendment Letter to the Facility Agreement dated May 21, 2012, among Far East Energy (Bermuda), Ltd., the Company and Standard Chartered Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2012 (SEC File No. 000-32455)).
10.69	Second Amendment to the Facility Agreement, dated November 28, 2012, among Far East Energy (Bermuda), Ltd., the Company and Standard Chartered Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 28, 2012 (SEC File No. 000-32455)).
10.70	Third Amendment to the Facility Agreement, dated December 18, 2012, among Far East Energy (Bermuda), Ltd., the Company and Standard Chartered Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2012 (SEC File No. 000-32455)).
10.71	Fourth Amendment to the Facility Agreement, dated as of January 8, 2013, among Far East Energy (Bermuda), Ltd., the Company and Standard Chartered Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 18, 2013 (SEC File No. 000-32455)).
10.72	Fifth Amendment to the Facility Agreement, dated January 15, 2013, among Far East Energy (Bermuda), Ltd., the Company and Standard Chartered Bank (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 18, 2013 (SEC File No. 000-32455)).
10.73	Modification Agreement for Production Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang Area, Yunnan Province, The People’s Republic of China, dated December 31, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2012 (SEC File No. 000-32455)).
10.74	Fifth Modification Agreement for Production Sharing Contract for the Exploitation of Coalbed Methane Resources for the Shouyang Area in Shanxi Province, Qinshui Basin, The People’s Republic of China, dated April 26, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 11, 2012 (SEC File No. 000-32455)).
21.1	List of Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report for the fiscal year ended December 31, 2012 filed on March 18, 2012 and incorporated herein by reference).
23.1	Consent of JonesBaggett LLP (filed as Exhibit 23.1 to the Company’s Annual Report for the fiscal year ended December 31, 2012 filed on March 18, 2011 and incorporated herein by reference).
23.2	Consent of Resource Investment Strategy Consultants (filed as Exhibit 23.2 to the Company’s Annual Report for the fiscal year ended December 31, 2012 filed on March 18, 2011 and incorporated herein by reference).

24.1	Powers of Attorney (filed as Exhibit 24.1 to the Company’s Annual Report for the fiscal year ended December 31, 2012 filed on March 18, 2011 and incorporated herein by reference).
31.1†	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. Sec. 1350 (furnished as Exhibit 32.1 to the Company’s Annual Report for the fiscal year ended December 31, 2012 filed on March 18, 2013 and incorporated herein by reference).
32.2	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. Sec. 1350 (furnished as Exhibit 32.2 to the Company’s Annual Report for the fiscal year ended December 31, 2012 filed on March 18, 2013 and incorporated herein by reference).
99.1	Shouyang US SEC Reserves Report, dated as March 14, 2013, prepared by Resources Investment Strategy Consultants (filed as Exhibit 99.1 to the Company’s Annual Report for the fiscal year ended December 31, 2012 filed on March 18, 2013 and incorporated herein by reference).

*	Management contract or compensatory plan or arrangement.
†	Filed herewith

