Form 10-Q
period 2013-03-31
FAR EAST ENERGY CORP
filed 2013-05-10
CIK 1124024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s common stock as of April 26, 2013.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	346,371,843

FAR EAST ENERGY CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FAR EAST ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$40,221	$1,340
Accounts receivable	133	163
Inventory	454	423
Prepaid expenses	549	369
Deposits	122	677
Other current assets	12	16
Total current assets	41,491	2,988

Property and equipment
Oil and gas properties, successful efforts method:
Proved properties	72,577	71,875
Unproved properties	275	275
Other property and equipment	2,330	2,313
Total property and equipment	75,182	74,463
Less accumulated depreciation, depletion and amortization	(3,915)	(3,398)
Total property and equipment, net	71,267	71,065

Deferred financing costs	3,174	371
Other long-term assets	782	658
Total assets	$116,714	$75,082

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$9,430	$14,814
Accrued liabilities	6,939	7,571
Short-term debt	21,000	25,730
Total current liabilities	37,369	48,115

Secured notes payable	60,000	-
Discount on secured notes payable	(2,170)	-
Long-term debt	57,830	-

Asset retirement and environmental obligations	875	840

Commitments and contingencies (Note 8)

Stockholders' equity
Preferred stock, $0.001 par value, 500,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 346,392,279 and 344,785,689 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	346	345
Additional paid-in capital	178,193	175,554
Unearned compensation	(947)	(987)
Accumulated deficit	(156,952)	(148,785)
Total stockholders' equity	20,640	26,127
Total liabilities and stockholders' equity	$116,714	$75,082

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating revenues:
Gas sales	$316	$226
Other, net	117	71
	433	297
Operating expenses:
Lease operating expense	1,239	1,668
Exploration costs	1,211	1,409
General and administrative	2,870	2,779
Depreciation, depletion and amortization	543	358
Total operating expenses	5,863	6,214
Operating loss	(5,430)	(5,917)
Other income (expense):
Interest expense	(2,630)	(1,076)
Interest income	1	1
Gain (loss) on sales of other fixed assets	-	-
Foreign currency transaction gain (loss)	(108)	(46)
Total other income	(2,737)	(1,121)
Loss before income taxes	(8,167)	(7,038)
Income taxes	-	-
Net loss	$(8,167)	$(7,038)

Comprehensive loss	$(8,167)	$(7,038)

Net loss per share:
Basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	345,835	343,972

See the accompanying notes to the consolidated financial statements.

FAR EAST ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands Except Share Data)

(Unaudited)

					Deficit
					Accumulated
	Common Stock		Additional		During the	Total
	Number of	Par	Paid-In	Unearned	Development	Stockholders'
	Shares	Value	Capital	Compensation	Stage	Equity
For the Three Months Ended March 31, 2013
Balance at December 31, 2012	344,785,689	$345	$175,554	$(987)	$(148,785)	$26,127
Net loss	-	-	-	-	(8,167)	(8,167)
Nonvested shares issued	1,679,000	1	166	40	-	207
Nonvested shares withheld for taxes	(72,410)	-	(7)	-	-	(7)
Stock options exercised	-	-	-	-	-	-
Stock options issued	-	-	164	-	-	164
Warrants issued	-	-	2,316	-	-	2,316
Balance at March 31, 2013	346,392,279	$346	$178,193	$(947)	$(156,952)	$20,640

For the Three Months Ended March 31, 2012
Balance at December 31, 2011	342,103,218	$342	$174,317	$(792)	$(121,625)	$52,242
Net loss	-	-	-	-	(7,038)	(7,038)
Nonvested shares issued	2,552,500	3	840	(663)	-	180
Nonvested shares withheld for taxes	(15,162)	-	(5)	-	-	(5)
Stock options issued	-	-	105	-	-	105
Balance at March 31, 2012	344,640,556	$345	$175,257	$(1,455)	$(128,663)	$45,484

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(8,167)	$(7,038)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion, depreciation and amortization	543	358
Amortization of deferred financing costs	277	540
Amortization of warrants	145	-
Share-based compensation	371	285
Changes in components of working capital:
Accounts receivable	(90)	4
Inventory	(31)	44
Prepaid expenses	(180)	6
Deposits	555	(93)
Accounts payable and accrued liabilities	(644)	(1,975)
(Gain) loss on sale of assets	-	-
Other, net	(6)	(5)
Net cash used in operating activities	(7,227)	(7,874)

Cash flows from investing activities:
Additions to oil and gas properties	(6,065)	(3,654)
Additions to other properties	(17)	(91)
Net cash used in investing activities	(6,082)	(3,745)

Cash flows from financing activities:
Net proceeds from credit facility	125	2,130
Net proceeds from secured note payable	58,500	-
Repayment of credit facility	(4,855)	-
Debt issue costs	(1,580)	-
Net cash provided by financing activities	52,190	2,130

Net increase (decrease) in cash and cash equivalents	38,881	(9,489)
Cash and cash equivalents—beginning of period	1,340	23,263
Cash and cash equivalents—end of period	$40,221	$13,774

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business, Basis of Presentation and Significant Accounting Policies

Business. We were incorporated in Nevada on February 4, 2000. In January 2002, we renamed our company Far East Energy Corporation and changed our focus to exploring, developing, producing and selling coalbed methane gas ("CBM"). Throughout this Quarterly Report on Form 10-Q, the terms "Far East Energy," "Far East," "we," "the Company," "us," "our" and "our company" refer to Far East Energy Corporation and its subsidiaries. References to “FEEB” refer to Far East Energy (Bermuda), Ltd., our principal operating subsidiary. References to "China" and "PRC" are references to the People's Republic of China. References to the “MofCom” are references to the Chinese Ministry of Commerce, the principal regulatory authority with oversight responsibility for our production sharing contracts. References to the “MLR” are references to the Chinese Ministry of Land and Resources, the principal regulatory authority for the exploration, development and production of oil and gas resources in China. References to “CUCBM” are references to China United Coalbed Methane Company, Ltd, and references to “CNPC” are references to China National Petroleum Company. Throughout this Quarterly Report on Form 10-Q, we use the term “our Chinese partner company” when referring to CUCBM and CNPC/PetroChina, as applicable.

The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented.

Basis of Presentation. The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to those rules and regulations. The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the information and disclosures provided herein are adequate to present fairly the consolidated financial position, results of operations and cash flows of the Company. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Annual Report").

Recently Issued Accounting Standards and Developments. There were no recent accounting pronouncements at March 31, 2013 that materially affected our company.

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

On June 12, 2010, China United Coalbed Methane Corporation, Ltd. ("CUCBM"), our Chinese partner for the Shouyang production sharing contract ("PSC"), and SPG executed a gas sales agreement (the "Gas Sales Agreement"), to which we are an express beneficiary, to sell CBM produced in the CBM field governed by the Shouyang PSC. Gas sales under the gas sales agreement with SPG commenced in the first quarter of 2011. As of March 31, 2013, gas sales proceeds to be collected were approximately $0.1 million, and were recorded in Accounts Receivable. We have funded our exploration and development activities primarily through the sale and issuance of common stock and proceeds received from the Notes (as defined below), the closing of the Facility Agreement (as defined below) and sales of CBM.

On November 28, 2011, FEEB entered into a Facility Agreement, as borrower, with Standard Chartered Bank (“SCB”), as lender, and the Company, as guarantor (the “Facility Agreement”). The Facility Agreement provides for a $25 million credit facility, the proceeds of which were currently used for project costs with respect to the Shouyang Area in Shanxi Province, China, as well as for finance costs and for general corporate purposes approved by SCB. The Facility Agreement is fully drawn and no amounts remain for borrowing. See Note 3 - Facility Agreement.

On January 14, 2013, the Company sold senior secured notes of FEEB (the “Notes”) and warrants to purchase common stock of FEEC (the “Warrants”) to certain institutional investors for $60.0 million of gross proceeds in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) thereof and Regulation S thereunder (the “Private Placement”). The Private Placement closed on January 15, 2013. See Note 4 – Senior Secured Notes.

On January 15, 2013, FEEC and FEEB entered into the Fifth Amendment to the Facility Agreement, dated November 28, 2011 (as amended, the “SCB Credit Facility”), among FEEC, FEEB and SCB, to provide for the extension of the maturity date thereof until January 15, 2014. The Fifth Amendment was subject to the repayment of $4.125 million of the outstanding principal amount and the repayment of $0.7 million of capitalized interest. The total amount of outstanding principal and capitalized interest under the Facility Agreement prior to the repayment of such amount was $25.8 million (which includes $125,000 borrowed on January 11, 2013). In addition, accrued interest, amendment fees and certain transaction expenses were paid at closing out of the gross proceeds of the Private Placement.

Our current work programs will satisfy the minimum exploration expenditures for our Shouyang and Yunnan PSCs for 2013. With respect to the PSC governing CBM production activities on the approximately 573,000 acres in the Qinnan block of the Shanxi Province, we have halted activities on the Qinnan Block pending resolution of whether or not its exploration period will be extended as a result of certain force majeure claims.

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

During 2012, the Company entered into several amendments to the Facility Agreement with SCB which effectively extended the termination date of the Credit Facility Agreement and the due date for payment of all accrued interest to January 15, 2013. On January 15, 2013, FEEC and FEEB entered into the Fifth Amendment to the Facility Agreement (the “Fifth Amendment”), to provide for the extension of the maturity date thereof until January 15, 2014. The Fifth Amendment was subject to the repayment of $4.125 million of the outstanding principal amount and the repayment of $0.7 million of capitalized interest. The total amount of outstanding principal and capitalized interest under the Facility Agreement prior to the repayment of such amount was $25.8 million (which includes $125,000 borrowed on January 11, 2013). In addition, accrued interest, amendment fees and certain transaction expenses were paid at closing out of the gross proceeds of the Private Placement. See Note 4 – Senior Secured Notes for discussion of the Private Placement.

At March 31, 2013, the total amount drawn under the Facility Agreement was $21.0 million. The related accrued interest was $0.6 and $0.2 million for March 31, 2013 and 2012, respectively. The effective interest rate for the Facility Agreement is 12.3% per annum.

At March 31, 2013 and 2012, total financing costs in connection with the Facility Agreement were approximately $0.4 and $1.6 million, respectively. The costs related to the Facility Agreement were capitalized as deferred financing costs and amortized over the term of the Facility Agreement. Amortization expense for the quarters ended March 31, 2013 and 2012 was $0.1 million and $0.5 million, respectively.

4. Senior Secured Notes

On January 14, 2013, FEEC and FEEB entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain purchasers (the “Purchasers”) under which FEEC and FEEB agreed to sell, and the Purchasers agreed to purchase the Notes and Warrants for $60.0 million of gross proceeds in the Private Placement. The Warrants provide the holders the right to purchase up to 56,086,439 shares of FEEC common stock at an exercise price of $0.085 per share. The Warrants will expire on December 31, 2017. The Private Placement closed on January 15, 2013.

The Notes are senior secured obligations of FEEB and are fully and unconditionally guaranteed by FEEC. The Notes were sold at an issue price of 100% of par for an aggregate principal amount of $60.0 million. The Notes accrue cash interest at a rate of 13.0% per year, which is paid semi-annually in arrears on June 30 and December 30 of each year, commencing on June 30, 2013. FEEB may, at its option, elect to pay interest “in kind” at a rate of 14.5% per year by issuing additional Notes with the first interest payment required to be paid in kind. The Notes will mature on January 15, 2016. Accrued interest was $1.6 million at March 31, 2013.

The Notes and related guarantees rank equal in right of payment with the Credit Facility. Except as specifically permitted by the Indenture, any new indebtedness of FEEC, FEEB or any restricted subsidiary of FEEC will require the consent of SCB and the “Required Noteholders,” which means holders of 75% of aggregate principal amount at maturity of the Notes. The Notes and related guarantees are secured by substantially all of the assets of FEEC and FEEB, other than assets located in the People’s Republic of China, assets the grant, creation or perfection of any lien on which would require the consent, authorization or approval of, or filing with, any governmental authority in the People’s Republic of China and certain other excluded assets. Such collateral continues to secure the Credit Facility with the administration of such collateral subject to a collateral agency and intercreditor agreement between SCB and Wells Fargo Bank, National Association, as indenture trustee of the Notes and as collateral agent.

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

We applied ASC 470 in the recording of the valuation of the Warrants. We determined the fair value of the Warrants using the Black Scholes Option Pricing Model (“BSOPM”).

The significant assumptions used in the valuation were as follows:

Black Scholes
Option Pricing Model
Volatility	70.81%
Risk free interest rate	0.75%
Expected dividend yield	-
Expected term	5 year

Based on the utilization of BSOPM valuation technique, the Warrants were valued at approximately $2.5 million at time of issuance. The amount was recorded as a debt discount to the Notes in the liabilities section and as additional paid-in capital in the equity section of the balance sheet. The debt discount is accreted as interest expense periodically over the term of the Notes. We have recorded an accretion amount of $0.1 million from the issuance date to March 31, 2013.

The Company incurred approximately $3.0 million financing costs in connection with the Notes. These costs were allocated between the Notes and the Warrants in proportion to their respective fair values at time of issuance. The costs related to the Warrants were recorded as an offset to the value of the Warrants in additional paid-in capital. The costs related to the Notes were capitalized as deferred financing costs and amortized based on the effective interest method over the term of the Notes. The objective of that method is to arrive at a periodic interest cost which represents a level effective rate over the term of the Notes on its face amount reduced by the unamortized discount and expense at the beginning of the period. The effective interest rate for the Notes as calculated is 16.3% per annum. We have recorded an amortization amount of $0.2 million for the period from the issuance date to March 31, 2013.

5. Oil and Gas Properties

The costs associated with our oil and gas properties include the following (in thousands):

	At March 31, 2013	At December 31, 2012
Proved oil and gas properties	$72,577	$71,875

Unproved leasehold costs	275	275
Unproved oil and gas properties	-	-
Total unproved oil and gas properties	275	275
Accumulated depreciation, depletion and amortization	(2,665)	(2,221)

Total oil and gas properties, net	$70,187	$69,929

Unproved Leasehold Costs. Unproved leasehold costs are composed of amounts we paid to MofCom and CUCBM pursuant to a PSC we entered into in 2002 with CUCBM to acquire the mineral rights in the Enhong and Laochang areas in the Yunnan Province.

Unproved Oil and Gas Properties. Unproved oil and gas property costs include only suspended well costs which are direct exploratory well costs pending determination of whether proved reserves have been discovered. Accounting guidance regarding capitalization of suspended well costs is provided by FASB ASC Topic 932. FASB ASC Topic 932 addresses whether there are circumstances under the successful efforts method of accounting for oil and gas producing activities that would permit the continued capitalization of exploratory well costs beyond one year, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are under way or firmly planned for the near future. Capitalization of costs should be continued beyond one year in cases where reserves for the project are not yet proven, but the Company demonstrates sufficient continuing progress toward assessing those reserves. For the capitalized costs at March 31, 2013, our assessment indicated that our current work programs demonstrated our efforts in making sufficient continuing progress toward assessing the reserves in the areas for which the costs were incurred. Therefore, we have continued to capitalize these costs.

At March 31, 2013, the Company had no costs capitalized for exploratory wells for a period of greater than one year after the completion of drilling.

6. Asset Retirement and Environmental Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment at March 31, 2013 (in thousands):

At March 31, 2013
Carrying amount at beginning of period	$840
Liabilities incurred	10
Liabilities settled	-
Accretion expense	25
Settlement of obligation	-
Revisions	-
Carrying amount at end of period	$875

Current portion	$-
Noncurrent portion	$875

7. Other Fixed Assets

Other fixed assets, net include the following (in thousands):

	At March 31, 2013	At December 31, 2012
Other fixed assets	$2,330	$2,313
Accumulated depreciation	(1,250)	(1,176)
Other fixed assets, net	$1,080	$1,137

Other fixed assets include leasehold improvements, equipment and furniture. Depreciation expense for the three-month periods ended March 31, 2013 and 2012 were approximately $73,000 and $78,000, respectively.

8. Commitments and Contingencies

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

We operate approximately 409,824 acres (1,658.5 square kilometers) of the Shouyang Block. There is an approximately 15,988 acre (approximately 64.7 square kilometer) portion of the block that has recently been certified by the Chinese Ministry of Land Resources (the “MLR”), which is a step that is a necessary regulatory requirement to obtain a permanent development license. This portion of the block covers our pilot development wells located in the northern portion of the Shouyang Block (the “1H Pilot Area”) and a westward extension thereof. We have a 100% participating interest (subject to a net 3.5% revenue interest held by Phillips China, Inc., a subsidiary of Conoco Phillips (“Phillips”)) in this portion of the block, which contains all of the wells in the 1H Pilot Area (the area of our current CBM sales) and the planned expansion thereof. With respect to the remaining 393,837 acres (1,593.8 square kilometers), CUCBM maintains the right to elect up to a 30% participating interest upon completion of certain milestones, and we retain the remaining participating interest in the contract area, subject to the 3.5% revenue interest.

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

Under the PSCs, we have committed to satisfy certain annual minimum exploration expenditure requirements for each PSC. Our minimum exploration expenditure requirement for each block is based on the minimum exploration expenditure requirements of CUCBM established by the MLR, subject to such additional commitments as we deem reasonably necessary and appropriate in light of negotiations to extend the underlying exploration periods of the PSCs. The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by each PSC. As a result, the annual minimum exploration expenditure requirement is approximately $2.7 million for the Shouyang PSC, based on the currency exchange rate between the U.S. Dollar to the Chinese Renminbi (“RMB”) as of March 31, 2013. Any portion of the exploration expenditures that exceeds the current year’s minimum exploration expenditure requirement cannot be carried forward for the satisfaction of the subsequent year’s minimum requirement. Under the Shouyang PSC, we are required to pay certain fees totaling $0.5 million for the year of 2013. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits. We have completed the minimum work obligations under the Shouyang PSC. We are required to drill 25 additional wells in the non-MLR certified area by June 30, 2013, and drill additional 13 wells during the period from July 1, 2013 to June 30, 2015, spending at least $16.0 million based on the currency exchange rate between the U.S. Dollar and the RMB as of March 31, 2013.

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

Under the Qinnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements. As with the Shouyang PSC, our minimum exploration expenditure requirement is based on the minimum exploration expenditure requirements of CNPC established by the MLR. The MLR sets its requirements by applying a minimum expenditure per square kilometer to the total acreage encompassed by each PSC. The annual minimum exploration expenditure requirement under the Qinnan PSC is approximately $3.7 million in the aggregate based on the currency exchange rate between the U.S. Dollar and the RMB as of March 31, 2013. These expenditure requirements are denominated in the RMB and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the RMB. Because the stated expiration date for the exploration period for the Qinnan PSC occurred on June 30, 2009, and we have not yet received an extension, we have halted activities associated with the Qinnan block pending receipt of an extension, should one ultimately be granted.

Yunnan Production Sharing Contract. On January 25, 2002, we entered into a PSC to develop two areas in Yunnan Province: (1) the Enhong area, which covers approximately 145,198 acres (587.6 square kilometers), and (2) the Laochang area, which covers approximately 119,327 acres (482.9 square kilometers) ( the “Yunnan PSC”). FEEB is the operator under the Yunnan PSC. The term of the Yunnan PSC consists of an exploration period, a development period and a production period. The exploration period is divided into two phases, Phase I and Phase II. We have completed Phase I and are operating in Phase II. During the fourth quarter of 2011, we signed a modification agreement to the Yunnan PSC, which was approved by MofCom on June 15, 2012 and extended the exploration period until December 31, 2013, in exchange for allowing CUCBM to proceed at its sole risk with a 100% participating interest in the 145,198 acres (587.6 square kilometers) in the Enhong part of the Yunnan PSC contract area (hence, our interest in the Yunnan PSC now comprises the Laochang area only, and is called the Laochang Block). We may elect to continue the process of trying to transition CBM fields into the process for a long-term development license for certain areas. Any acreage that is not at or past the stage of submittal of a technical report to CUCBM that reasonably meets the criteria for MLR certification will be relinquished unless the parties otherwise agree. Our operations will focus on obtaining MLR certification in the portion of the Laochang area and preparing for compilation of an overall development plan to submit for approval. The development period of any CBM field in the Yunnan PSC area will begin after the approval of an long-term development license pursuant to an overall development plan. An overall development plan would be developed and filed jointly by us and CUCBM, seeking approval from Chinese governmental authorities, for any CBM field that we and CUCBM elect to develop. The production period of any CBM field in the Yunnan PSC area will begin after the date of commencement of production of commercial grade quantities of CBM with respect to that CBM field. Provided that we remain in compliance with the requirements under the Yunnan PSC, production will be allowed to continue on a CBM field until the earlier of the end of the useful life of the field and January 1, 2033, unless extended or otherwise amended. We are responsible for all exploration costs related to the Yunnan PSC, including all exploration costs for discovering and evaluating CBM-producing areas. If any CBM field is discovered within the contract area, CUCBM will be deemed to hold a 40% participating interest in such field and we will be deemed to have a 60% participating interest, unless CUCBM elects to participate at a lower level, in which case we will retain all participating interests not taken by CUCBM and shall be responsible for development costs in proportion to our participating interest.

We anticipate continuing the dewatering/test-production and we anticipate the production of more gas as the dewatering process moves forward and the interference between wells can be established, together with a reduction in the fluid-level, creating a funnel effect covering a relatively larger area of the reservoir. Long-term production testing and monitoring and resultant data has significantly enhanced our understanding of the reservoir and provides the foundation, not only for further in-depth analysis, but also suggests that the application of certain technologies may enhance future drilling and production. For example, it appears that the application of electric pulsing may enhance production rates, and this will likely be tested in a few wells in Yunnan and/or Shouyang. Furthermore, in order to apply for a long-term development license to enter the development period, it is under consideration that more parameter wells and pre-production wells may be planned for drilling, especially in the Yuwang subblock of the Yunnan PSC project.

Under the Yunnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements. Our minimum exploration expenditure requirements for the blocks subject to the Yunnan PSC are based our negotiated agreement to extend the Yunnan PSC exploration period. We are currently obligated to drill a total of eight wells during the entire exploration period, as extended, spending at least $0.8 million (4,850,000 RMB) per year based on the current exchange rate between the U.S. Dollar and the RMB as of March 31, 2013 as the minimum exploration expenditure. Under applicable MLR rules for minimum expenditure requirements, the annual minimum exploration expenditure requirement for the Yunnan PSC was approximately $1.7 million (10,720,000 RMB) before the modification but reduced to $0.8 million with relinquishment of acreage, based on the currency exchange rate between the U.S. Dollar and the RMB as of March 31, 2013. As we have already drilled five wells in the Laochang area during Phase II of the Yunnan exploration period, we are only obligated to drill an additional three wells before December 31, 2013 to satisfy the minimum work commitment.

These requirements are denominated in RMB and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the RMB. The MLR minimum expenditure requirements are a significant factor that influences our exploration work program. Under the Yunnan PSC, we were required to pay certain fees totaling $0.4 million for the year of 2013. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits. Based on the Yunnan PSC, the unfulfilled exploration work commitment will be added to the minimum exploration work commitment for the following year. If we terminate the Yunnan PSC and there exists an unfulfilled balance of the minimum exploration work commitment, we will be required to pay the balance to CUCBM.

9. Common Stock

Shares Withheld for Taxes. During the first quarter of 2013, we withheld 72,410 shares of our common stock from the vesting of nonvested shares (also commonly referred to as "restricted stock") granted to employees to satisfy tax withholding obligations of $7,000. Once withheld, the shares were canceled and removed from the number of outstanding shares. Accordingly, we reduced our common stock and our additional paid in capital on our consolidated balance sheet by an amount which equaled the fair market value of the withheld shares on the date of withholding and cancellation. We subsequently remitted the amount withheld to the tax authority.

Outstanding Warrants. A summary of warrants outstanding as of March 31, 2013 is as follows (in thousands, except exercise price):

	Warrants	Expiration Date In
Exercise Price	Outstanding	2013	2014	2015	2017
$0.09	56,086	-	-	-	56,086	(1)
$0.54	290	-	290	-	-
$0.80	4,662	-	-	4,662	-
$1.00	8,400	8,400	-	-	-
$1.25	4,623	-	4,623	-	-

Total	74,061	8,400	4,913	4,662	56,086

(1)   During the first quarter of 2013, these warrants were issued in conjunction with the a private placement of senior secured notes.

10. Share-Based Compensation

We grant nonvested shares of common stock and options to purchase common stock to employees, members of the board of directors and consultants under our shareholder-approved 2005 Stock Incentive Plan (the "2005 Plan"). Grants prior to the adoption of the 2005 Plan and inducement grants associated with hiring of new employees and appointment of new directors were generally issued outside of the 2005 Plan. During the first three months of 2013, we awarded options to purchase up to 3,610,000 shares of our common stock and 1,604,000 nonvested shares under the 2005 Plan to employees and members of the board of directors; and options to purchase up to 200,000 shares of our common stock and 75,000 nonvested shares outside the 2005 Plan to a consultant. During the first quarter of 2012, we awarded options to purchase up to 970,000 shares of our common stock and 2,447,500 nonvested shares under the 2005 Plan to employees and members of the board of directors; and options to purchase up to 150,000 shares of our common stock and 105,000 nonvested shares outside the 2005 Plan to a consultant. As of March 31, 2013, we had 8,157,699 shares available for awards under the 2005 Plan, of which 199 shares could be issued as nonvested shares or other full-valued stock-based awards.

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

The compensation expense is included in the Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Exploration Costs	$73	$41
General and Administrative	299	244
	$372	$285

The following table summarizes stock option transactions during the three months ended March 31, 2013 (in thousands, except grant price):

	Options	Weighted Average Grant Price
Outstanding at January 1, 2013	11,149	$0.95
Granted	3,810	0.10
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding at March 31, 2013	14,959	$0.73

Exercisable at March 31, 2013	10,735	$0.94

At March 31, 2013, the weighted average remaining contractual life for the stock options outstanding and exercisable was 5.90 years and 4.54 years, respectively.

The following table summarizes shares of nonvested stock transactions during the three months ended March 31, 2013 (in thousands, except per share data):

	Nonvested Shares	Weighted Average Fair Value Per Share	Vest Date Fair Value
Outstanding at January 1, 2013	3,949	$0.40
Granted	1,679	0.10
Vested	(1,780)	0.36	$190
Withheld for Taxes	(72)	0.33
Outstanding at March 31, 2013	3,776	$0.29

As of March 31, 2013, we had approximately $1.5 million in total unrecognized compensation cost related to share-based compensation, of which $0.9 million was related to shares of nonvested stock grants and was recorded in unearned compensation on our consolidated balance sheets. This cost is expected to be recognized over a weighted average period of 1.8 years at March 31, 2013. This expected cost does not include the impact of any future share-based compensation awards.

11. Supplemental Disclosures of Cash Flow Information

We use the indirect method to present cash flows from operating activities. Cash paid for interest expense and income taxes for the three-month period ended March 31, 2013 was $0.9 million and zero, respectively. Other supplemental cash flow information for the three-month period ended March 31, 2013 and 2012 is presented as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Non-cash transactions:
Amortization of deferred financing costs	$277	$540
Non-cash share-based compensation	$371	$285
Asset retirement and environmental obligation	$10	$-

12. Subsequent Events

Subsequent events have been evaluated through the date financial statements were filed with the SEC. There were no items that would have a material impact to the consolidated financial statements presented in this Form 10-Q.

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Annual Report"),our unaudited consolidated financial statements and related notes included in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2013, the risk factors contained herein and in our 2012 Annual Report, and all of the other information contained elsewhere in this report. The terms "we," "us," "our," “the Company” and "our company" refer to Far East Energy Corporation and its subsidiaries, unless the context suggests otherwise. The term "FEEB" refers to Far East Energy (Bermuda), Ltd., a wholly-owned subsidiary, which conducts substantially all of our operations in China.

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

During the first quarter of 2013, we continued our efforts to explore and develop CBM pursuant to our Shouyang PSC. Gas sales volume, net to the Company, was 66.9 MMcf compared to 48.0 MMcf in the first quarter of 2012.

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

On November 28, 2011, FEEB and the Company entered into a facility agreement with SCB (the “Facility Agreement”). The Facility Agreement provided for a $25 million credit facility to be used for project costs with respect to the Shouyang Block, finance costs and other general corporate purposes approved by SCB. The Facility Agreement had an initial 9-month term and was subsequently extended. At March 31, 2013, the total amount drawn under the Facility Agreement was $21.0 million. In addition the related accrued interest as of March 31, 2013 was $0.6 million.

On January 14, 2013, the Company sold senior secured notes of FEEB (the “Notes”) and warrants to purchase common stock of FEEC (the “Warrants”) to certain institutional investors for $60.0 million of gross proceeds in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) thereof and Regulation S thereunder (the “Private Placement”). The Private Placement closed on January 15, 2013.

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

Shouyang Block, Shanxi Province. We are a party of the Shouyang PSC with CUCBM, which provides for an operating interest in approximately 409,824 acres (1,658.5 square kilometers) in the Shanxi Province, which includes approximately 15,988 acres (64.7 square kilometers) in the 1H Pilot Area for which the CBM resources have been certified by the MLR to support the request for a long-term development license and for which we hold at 100% participation interest, subject to the Phillips 3.5% revenue interest.

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

The preparation of an overall development plan to be submitted jointly with CUCBM as part of the application for a long-term development license will require adequate CBM resources certified to the applicable standard by the MLR, as well as technical, commercial, environmental, health and safety plans demonstrating how the CBM field will be developed for the exploitation of CBM resources located therein.

The key certification is that the identified development area contains verifiable/recoverable CBM resources that can be extracted in a commercially economic manner to the standards and guidelines set forth in the Specifications for Coalbed Methane Resources/Reserves (DZ/T0216-2010) (the “CBM Specifications”) promulgated by the MLR.

The first step in this process is to engage a Chinese company licensed by the MLR to compile reports as to CBM resources in accordance with MLR requirements. The licensed Chinese vendor will estimate CBM resources subject to certain conditions and assumptions specified in the CBM Specifications with respect to well spacing, the types of wells emphasized in the estimation of resources, the level of output of individual wells and the method of determining such output. The estimation of CBM resources at the necessary level is conducted only on blocks containing wells achieving a minimum standard of production for the CBM resources claimed for a time period of at least three months.

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

The development period as to any CBM field covered by the Shouyang PSC will begin after the approval of the overall development plan for any such CBM field. As discussed above, CUCBM has agreed to waive its right to any participating interest share in approximately 15,988 acres (64.7 square kilometers) of the 24,661 acres (99.8 square kilometers) of the Shouyang Block with MLR certification, and it has not currently elected to exercise its option to receive a 30% participating interest in any other CBM field that is developed in the Shouyang Block. Thus, Far East will be entitled to a 100% participating interest share in the entirety of its 1H Pilot Area (subject to Phillips 3.5% revenue interest).

In September 2011, SPG completed the construction of additional gathering lines in the 1H Pilot Area. Currently, we have 54 wells connected to the gathering lines in the 1H Pilot Area.

The price received from SPG for CBM under the Gas Sales Agreement was 1.20 RMB per cubic meter (or $5.41 per Mcf, inclusive of $0.62 for VAT and $0.08 for provincial taxes, based on the March 31, 2013 exchange rate, excluding the effect of any applicable subsidies) until June 12, 2011 and thereafter the price was subject to change based on the parties’ agreement in accordance with market economic principles. The 1.20 RMB per cubic meter price continues to apply at this time. The VAT portion of the sales price is refundable to the Company.

Additionally, enacted Chinese government and Shanxi provincial subsidies equal 0.20 RMB and 0.05 RMB per cubic meter, respectively, for a total of 0.25 RMB per cubic meter. The price received by CUCBM and FEEB, including subsidies for gas sales is 1.45 RMB per cubic meter. This equates to approximately $6.54 per Mcf at exchange rates as of March 31, 2013. The Gas Sales Agreement also provides for price adjustments in accordance with changes to the published Chinese national natural gas price and annual price adjustments based on the parties’ mutual agreement. If the parties do not agree on a new price, the then-current price shall continue in effect and either party may seek to resolve any pricing dispute pursuant to arbitration.

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

The $60 million Notes placed in the first quarter of 2013 provide full funding for 2013 drilling program, and the Company has now completed its review of requested technical analyses commissioned from third party engineering firms to ascertain both optimal drilling locations for the 2013 drilling program, as well as optimal frac designs. Results are being incorporated into the drilling and completion program. With 10 rigs operating as of May 5, 2013, the Company has accelerated its operations activities.

During the first quarter of 2013, two deviated production wells in the 1H Pilot Area and one vertical appraisal well were spudded, and one of the three reached total depth. Subsequent to first quarter of 2013, an additional ten wells were spudded as of May 5, 2013. Additionally, from inception through May 5, 2013, one well has been abandoned in the Shouyang Block.

No wells were fractured during the first quarter of 2013; however, ten wells are currently ready to be fraced as of May 5, 2013, and, as additional wells are drilled, they will be steadily added to the frac program.

The gross and net number of wells completed as of May 5, 2013 in the Shouyang Block, after giving effect to CUCBM’s right to make participating elections in the Shouyang Block as if made on such date, was 75 and 72.6. Of these 75 wells, 66 are wells drilled in the initial 1H Pilot Area to expand the field to the west and 9 are appraisal wells. In addition to these wells, there are wells in various stages of drilling and fracing operations as noted above.

A number of appraisal wells have been drilled at approximately 4 to 5 kilometer intervals to the west and south of the 1H Pilot Area, which is adjacent to the northern boundary of the Shouyang Block, with the goal of providing data to support the full extent of the northern portion of the Shouyang Block that contains high gas content as well as good permeability characteristics. We have begun to drill appraisal wells to the east and southeast of the 1H Pilot Area.

Through the drilling of the appraisal wells we seek to determine what portion of the Shouyang Block shares the same rare combination of high permeability and high gas content as discovered in the 1H Pilot Area. The wells drilled to the west and south of the 1H Pilot Area have revealed both high gas content and high permeability. Additionally, the drilling and production testing of the P12, P18 and SYS05 wells in the east and southeast portion of the Shouyang Block respectively each demonstrate that permeability and the potential for significant gas production extend into these portions of the block. Most significantly, the SYS05 well in the southeastern portion of the block was successfully production tested at a rate exceeding MLR certification requirements.

Provided we remain in compliance with the requirements under the Shouyang PSC, the Shouyang PSC allows production to continue on a CBM field until the earlier of the end of the useful life of the field or June 30, 2032, unless extended or otherwise amended.

The following table reflects the permeability determined in the Shouyang Block (area amended by the Shouyang Modification Agreement):

	Permeability Range	Number of Wells
Well Area	(Millidarcies - mD)	In this Range
1H Pilot Area	80-100	1H Pilot Area Wells
Appraisal/Exploration Wells	200-300	1
Appraisal/Exploration Wells	100-199	3
Appraisal/Exploration Wells	50-99	3
Appraisal/Exploration Wells	10-49	6

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

Because of the inability to hold a formal JMC meeting or to have the effective involvement of our Chinese partner, we believe that our efforts to continue CBM operations in the Qinnan block have been materially hindered. Technically, the exploration period under the Qinnan PSC expired on June 30, 2009; however, we have maintained the position that the doctrine of force majeure under the Qinnan PSC entitled us to an extension. We continue to discuss this situation with CUCBM and PetroChina, and as recently as January 2012 have submitted a notice of force majeure in accordance with the Qinnan PSC. There can be no assurance that we will be successful in extending the exploration period of the Qinnan PSC or that a new PSC will be granted. Additionally, in connection with obtaining this extension or a new PSC, we may be required to commit to certain expenditures or to modify the terms or respective ownership interests and/or acreage in the applicable PSC.

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

Because there are no pipelines currently in the immediate vicinity of the Yunnan Province projects, our ability to sell CBM produced on these projects to communities outside the general area will be contingent upon a gas pipeline, compressed natural gas facility or other offtake vehicle being built within close proximity to our project area. CNPC has undertaken a pipeline construction project, with support from the Yunnan provincial government, to extend the Myanmar-China natural gas pipeline to pass through the city of Kunming, then move eastward through the city of Qujing, and finally go to Guizhou Province in the east. We believe that the construction, which would lay pipelines closer to our projects in the Yunnan Block, would help reduce the costs for CBM offtake from our projects and increase our ability to eventually deliver gas to consumers. The diameter of the pipeline is 1016 mm, and the designed capacity for natural gas is 12 billon m3 per year. It is estimated that the pipeline will be completed, and commissioned in 2013. The pipeline will run about 20 kilometers north of the northern boundary of the Enhong sub-block and some 60 kilometers north of the northern boundary of the Laochang sub-block.

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

We anticipate continuing the dewatering/test-production and we anticipate the production of more gas as the dewatering process moves forward and the interference between wells can be established, together with a reduction in the fluid-level, creating a funnel effect covering a relatively larger area of the reservoir. Long-term production testing and monitoring and resultant data has significantly enhanced our understanding of the reservoir and provides the foundation, not only for further in-depth analysis, but also suggests that the application of certain technologies may enhance future drilling and production. For example, it appears that the application of electric pulsing may enhance production rates, and this will likely be tested in a few wells in Yunnan and/or Shouyang. Furthermore, in order to apply for a long-term development license to enter the development period, it is under consideration that more parameter wells and pre-production wells may be planned for drilling, especially in the Yuwang subblock of the Laochang PSC project.

Results of Operations

Three Month Ended March 31, 2013 vs. Three Months Ended March 31, 2012:

The following table sets forth the natural gas sales data for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Natural Gas
Sale Volumes, net to Far East (Mcf)	66,948	47,990

Per Day Volumes, net to Far East (Mcf per day)	744	527

Average Gas Sales Price, net of taxes ($ per Mcf)	$4.72	$4.71
PRC National Subsidy and Provincial Subsidies ($ per Mcf)	$1.13	$1.12
VAT Refund ($ per Mcf)	$0.62	$0.62
Total Gas Sales and Other Revenues ($ per Mcf)	$6.47	$6.45

Natural Gas Sales, net to Far East ($000's)	$316	$226

Sale volumes for the three months ended March 31, 2013, net to Far East, increased 19MMcf, or 40%, as compared to the same period a year ago due primarily to the increase in the number of producing wells connected to the gathering system.

The table below sets out major components of our expenditures (in thousands):

	Three Months Ended March 31,
	2013	2012
Additions to Oil and Gas Properties (capitalized)
- Shouyang Block, Shanxi Province (1)	$702	$940
Exploration Expenditures (expensed)
- Shouyang Block, Shanxi Province	842	999
- Qinnan Block, Shanxi Province	116	115
- Laochang Block, Yunnan Province	253	295
- Total	1,211	1,409
Lease Operating Expenditures (expensed)
- Shouyang Block, Shanxi Province	1,239	1,666
- Qinnan Block, Shanxi Province	-	2
- Total	1,239	1,668

Total Capital and Operating Expenditures	$3,152	$4,017

General and Administrative Expenses	$2,870	$2,779

(1)	Capitalized in the Consolidated Balance Sheets.

The table below sets out the operating expenses in the Consolidated Statements of Operations for the three-month periods ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Exploration costs	$1,211	$1,409
Lease operating expense	1,239	1,668
General and administrative	2,870	2,779
Depreciation, depletion and amortization	543	358
Total	$5,863	$6,214

The table below sets out components of exploration costs for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Technical personnel compensation	$106	$95
PSC related payments	263	263
Contract drilling & related expenses	842	1,051
Total	$1,211	$1,409

Exploration costs for the three months ended March 31, 2013 were materially unchanged compared to the same period in 2012.

The table below sets out components of lease operating expense ("LOE") for the three-month periods ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Pumping Related Costs	$908	$1,338
Workovers	80	167
Supervision	251	163
Total	$1,239	$1,668

LOE for the three months ended March 31, 2013 was comprised of costs pertaining to the production and dewatering efforts in the Shouyang Blocks in Shanxi Province. LOE for the three months ended March 31, 2013 decreased $0.4 million compared to the same period in 2012 due primarily to a decrease in pumping related costs, which resulted from decreases in land lease costs, production monitoring costs, and equipment and transportation costs. Additionally, there was $0.1 million decrease in workovers offset by a $0.1 million increase in supervision costs.

General and administrative ("G&A") expenses for the three months ended March 31, 2013 were materially unchanged compared to the same period in 2012.

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

On January 14, 2013, the Company sold the Notes and the Warrants to certain institutional investors for $60.0 million of gross proceeds in the Private Placement, which was exempt from the Securities Act. The Private Placement closed on January 15, 2013.

On January 15, 2013, the Company entered into the Fifth Amendment to the Facility Agreement (the “Fifth Amendment”), among FEEC, FEEB and SCB Bank, to provide for the extension of the maturity date thereof until January 15, 2014. The Fifth Amendment was subject to the repayment of $4.125 million of the outstanding principal amount and the repayment of $0.7 million of capitalized interest. The total amount of outstanding principal and capitalized interest under the Facility Agreement prior to the repayment of such amount was $25.8 million (which includes $125,000 borrowed on January 11, 2013). In addition, accrued interest, amendment fees and certain transaction expenses were paid at closing out of the gross proceeds of the Private Placement. As of January 15, 2013 the amount remaining owed under the Facility Agreement was $21.0 million. After taking into account the amounts paid pursuant to the Fifth Amendment and transaction fees and expenses incurred in connection with the Fifth Amendment and the Private Placement, the net proceeds to the Company of the Private Placement were $52.0 million. At March 31, 2013, the total amount drawn under the Facility Agreement was $21.0 million and the related accrued interest was $0.6 million.

In addition to payment of the above amounts to SCB, FEEB and FEEC intend to use the net proceeds of the Private Placement for (i) drilling and development expenses for the Shouyang CBM project in the Shanxi Province in China, including drilling and completion expenses of appraisal wells, drilling and completion expenses of production wells, construction and installation of gathering and compression facilities and submission of an overall development plan for the project, (ii) general corporate purposes, including exploration costs for such project, operating costs on the Shouyang PSC and general and administrative expenses and (iii) transaction expenses. Under the securities purchase agreement for the Private Placement and the indenture governing the Notes (the “Indenture”), FEEB and FEEC are obligated to apply the net proceeds according to the estimated amounts of each category set forth therein within an agreed range, provided that FEEC and FEEB shall apply not less than $21.6 million for the drilling and completion of production wells.

Summary of Material Terms of the Notes.

The Notes are senior secured obligations of FEEB and are fully and unconditionally guaranteed by FEEC. The Notes were sold at an issue price of 100% of par for an aggregate principal amount of $60.0 million. The Notes accrue cash interest at a rate of 13.000% per year, which is paid semi-annually in arrears on June 30 and December 30 of each year, commencing on June 30, 2013. FEEB may, at its option, elect to pay interest “in kind” at a rate of 14.500% per year by issuing additional Notes with the first interest payment required to be paid in kind. The Notes will mature on January 15, 2016.

The Notes and related guarantees rank equal in right of payment with the Facility Agreement. Except as specifically permitted by the Indenture, any new indebtedness of FEEC, FEEB or any restricted subsidiary of FEEC will require the consent of SCB and the “Required Noteholders,” which means holders of 75% of aggregate principal amount at maturity of the Notes. The Notes and related guarantees are secured by substantially all of the assets of FEEC and FEEB, other than assets located in the People’s Republic of China, assets the grant, creation or perfection of any lien on which would require the consent, authorization or approval of, or filing with, any governmental authority in the People’s Republic of China and certain other excluded assets. Such collateral continues to secure the Facility Agreement with the administration of such collateral subject to a collateral agency and intercreditor agreement between SCB and Wells Fargo Bank, National Association, as indenture trustee of the Notes and as collateral agent.

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

In the event that FEEC and FEEB obtain financing pursuant to a credit facility, agreement or indenture with one or more banks or other institutional lenders or a trustee or investors (a “Future Financing”), which in certain circumstances would require the consent of the Required Noteholders and SCB, or if FEEC sells capital stock at a time when the aggregate principal amount of the Notes outstanding exceeds $10.0 million, the net proceeds of such Future Financing and the net proceeds of such capital stock offering in excess of $5.0 million, as applicable, shall first be used to repay obligations under the Facility Agreement and thereafter to redeem the Notes at the redemption prices set forth above to the extent of such amounts.

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

•               the Shouyang project is abandoned in whole or in part, the Shouyang PSC is terminated, revoked or ceases to be in full force and effect or an event of loss occurs with respect to any of the property or assets of FEEC or FEEB in excess of $10 million net of any insurance proceeds; and

•               certain acts of governmental expropriation or nationalization or certain governmental restrictions on foreign currency exchange or that prevents FEEC or FEEB from paying its obligations in U.S. dollars.

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

Our board of directors has the authority, without further action by the stockholders but subject to restrictions in the Warrant Agreement and Indenture, to issue up to 500 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500 million shares of Common Stock authorized under our charter documents, of which approximately 346.4 million shares were issued and outstanding as of March 31, 2013.

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

Work Program Funding. Our current work programs would satisfy the minimum exploration expenditures for our Shouyang and Yunnan PSCs for 2013. With respect to the Qinnan PSC, we have halted activities on the Qinnan block pending regulatory approval or denial of our force majeure claims. Management may seek to secure capital by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets, by obtaining additional debt, reserve based, project or equity-related financing. However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through debt, reserve based, project or equity- related financing. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt, reserve based project or equity-related financing are uncertain and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult. In particular, any transfer of our rights under the PSCs will require the approval of our Chinese partner company and the MofCom. There can be no assurance that the Chinese authorities will provide the approvals necessary for the consummation of a transaction or transfer. There can be no guarantee of future success in capital acquisition, fundraising or exploration success.

Our capital resources and planning can be impacted by fluctuations in the U.S. Dollar and RMB exchange rate as well as inflation in these countries. For further discussion of these risks, see Item 3. "Quantitative and Qualitative Disclosures About Market Risk."

Cash Flows. As of March 31, 2013, our balance in cash and cash equivalents was $40.2 million, an increase of $38.9 million from the balance of $1.3 million as of December 31, 2012. The increase was due primarily to $58.5 million net cash proceeds from a private placement offering offset by $7.2 million used by operating activities, $6.1 million used by investing activities and $4.9 million used to repay certain amounts under the Facility Agreement.

Cash used in operating activities for the three months ended March 31, 2013 was $7.2 million as compared to cash used in operating activities for the same period in 2012 of $7.9 million. The decrease in cash used in operating activities was due primarily to a decrease in LOE pumping related costs of $0.4 million and decrease in exploration costs of $0.2 million.

Cash used in investing activities for the three months ended March 31, 2013 was $6.1 million as compared to $3.7 million for the same period in 2012. The increase was primarily due to an increase in additions to oil and gas properties of $2.4 million.

Cash provided by financing activities for the three months ended March 31, 2013 was $52.2 million as a result of net proceeds from the Private Placement during the first quarter of 2013. Cash provided by financing activities for the three months ended March 31, 2012 was $2.1 million as a result of a draw on the Facility Agreement in January 2012.

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

When you consider these forward-looking statements, you should keep in mind these factors, the risk factors set forth in our 2012 Annual Report and this Quarterly Report on Form 10-Q under "Item 1A. Risk Factors" and in other filings with the SEC and the other cautionary statements in this Quarterly Report on Form 10-Q. Our forward-looking statements speak only as of the date made. All subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in RMB and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. In June 2010, China announced that it would gradually allow the RMB to float against the U.S. Dollar and, as a result, the Chinese currency is expected to slowly appreciate with respect to the U.S. Dollar. All of our costs to operate our Chinese offices are paid in RMB. Our exploration costs in China may be incurred under contracts denominated in RMB or U.S. Dollars. As of March 31, 2013, the U.S. Dollar ($) to RMB (¥) appreciated slightly at an exchange rate of about $1 to ¥6.27, compared to an exchange rate of $1 to ¥6.30 at March 31, 2012. If the RMB appreciates with respect to the U.S. Dollar, our costs in China may increase. To date we have not engaged in hedging activities to hedge our foreign currency exposure. In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk. If the exchange rate increased by 10%, it is estimated that our costs would be approximately $0.9 million lower in the first quarter of 2013. If the exchange rate were 10% lower during the first quarter of 2013, our costs would increase by approximately $1.0 million.

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

PART II OTHER INFORMATION

FAR EAST ENERGY CORPORATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A - "Risk Factors" in our 2012 Annual Report, which could materially affect our business, financial condition, or future results. The risks described in our 2012 Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Relating to Our Business

We have a limited source of revenue.

We will not generate material revenues from our existing properties until we have successfully completed exploration and development, and started meaningful production of CBM. Although we have had some sales under the Gas Sales Agreement since the early first quarter of 2011, we are not able to predict exactly when we will recognize significant revenues. Although SPG has completed its pipeline, which runs within 2 kilometers of our 1H Pilot Area and is being used to transport CBM sold pursuant to the Gas Sales Agreement and in-field gathering system and compression equipment were connected to the pipeline in early January 2011, we have not yet achieved significant production in the Shouyang Block. Additionally, no facilities exist to transport or process CBM near our Yunnan Province projects. Our ability to realize revenues from any producing wells may be impaired until these pipelines or facilities are built out or arrangements are made to deliver our production to market.

We must obtain additional capital in order to continue our operations.

As discussed above, we are not able to predict exactly when we will recognize significant revenues. Further, we experienced a 12% decline in gas sales in the first quarter of 2013 due to power outages in the Shanxi Province. We expect to experience operating losses and negative cash flow until production levels in the Shouyang Block increase sufficiently, which will require the drilling and completion of a significant number of productive wells.

Management will continue to seek to secure additional capital to continue operations and to meet future expenditure requirements necessary to retain our rights under our “PSCs. In addition to the Notes issued in the Private Placement and subject to the Indenture, management may seek to secure capital by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets or by obtaining debt, project or equity-related financing. However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through debt, project or equity-related financing. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult or impossible. In particular, any transfer of our rights under any PSC will require the approval of our Chinese partner company. There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer. The ongoing global financial crisis has created liquidity problems for many companies and financial institutions, and international capital markets have stagnated, especially in the United States and Europe. A continuing downturn in these markets could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through the sale of our securities or otherwise. The ongoing crisis has created a difficult environment in which to negotiate and consummate a transaction. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt or equity related financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price.

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

As of January 15, 2013, on a consolidated basis, we had total senior secured indebtedness outstanding of approximately $81.0 million, consisting of $60.0 million aggregate principal amount of the Notes due 2016 and approximately $21.0 million aggregate principal amount under Facility Agreement with SCB. Subject to the restrictions in the Indenture governing the Notes and in the Facility Agreement, we may incur additional indebtedness. In addition, the Notes provide for PIK interest, which will add to the aggregate principal amount outstanding on each interest payment date in which we are required or elect to pay PIK interest. Our high level of indebtedness could have important consequences for an investment in us and significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

•	make it more difficult for us to satisfy our financial obligations under our indebtedness and our contractual and commercial commitments and increase the risk that we may default on our debt obligations;

•	prevent us from raising the funds necessary to repurchase Notes tendered to us if there is a change of control or in connection with an excess cash flow offer, asset sale offer or insurance proceeds offer, which would constitute a default under the Indenture governing the Notes;

•	require us to use a substantial portion of our cash flow from operations or from additional indebtedness or equity capital raises to pay interest and principal on the Facility Agreement and the Notes, which would reduce the funds available for working capital, capital expenditures and other general corporate purposes;

•	limit our ability to obtain additional financing for additional drilling, working capital, capital expenditures, acquisitions and other investments, or general corporate purposes, which may limit our ability to execute our business strategy;

•	heighten our vulnerability to downturns in our business, our industry or in the general economy and restrict us from exploiting business opportunities or making acquisitions;

•	place us at a competitive disadvantage compared to those of our competitors that may have proportionately less debt;

•	limit management’s discretion in operating our business; and

•	limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Withholdings and Subsequent Cancellations of Equity Securities

Column (a) in the tabulation below indicates shares which were withheld by us to satisfy tax withholding obligations that arose upon the vesting of shares of nonvested stock (also commonly referred to as restricted stock) during the first quarter of 2013.  Once withheld, these shares were cancelled and removed from the number of outstanding shares.  Currently, the Company does not have a share repurchase plan.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
January 2013	64,077	$0.29	-	-
February 2013	8,333	0.58	-	-
March 2013	-	-	-	-
Total	72,410	$0.33	-	-

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 36 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Far East Energy Corporation

/s/ Michael R. McElwrath
Michael R. McElwrath
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Jennifer D. Whitley
Jennifer D. Whitley
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 10, 2013

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

