Form 10-Q
period 2013-06-30
FAR EAST ENERGY CORP
filed 2013-08-07
CIK 1124024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer , or a smaller reporting company.  See the definitions of "large accelerated filer ," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Number of shares outstanding of the issuer’s common stock as of July 31, 2013.

Title of each classU	Number of sharesU
Common Stock, par value $0.001 per share	346,078,509

FAR EAST ENERGY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FAR EAST ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$31,781	$1,340
Accounts receivable	134	163
Inventory	1,356	423
Prepaid expenses	754	369
Deposits	204	677
Other current assets	26	16
Total current assets	34,255	2,988

Property and equipment
Oil and gas properties, successful efforts method:
Proved properties	83,058	71,875
Unproved properties	275	275
Other property and equipment	2,408	2,313
Total property and equipment	85,741	74,463
Less accumulated depreciation, depletion and amortization	(4,303)	(3,398)
Total property and equipment, net	81,438	71,065

Deferred financing costs	3,003	371
Other long-term assets	869	658
Total assets	$119,565	$75,082

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$7,628	$14,814
Accrued liabilities	19,009	7,571
Short-term debt	21,000	25,730
Total current liabilities	47,637	48,115

Secured notes payable	60,000	-
Discount on secured notes payable	(1,989)	-
Long-term debt	58,011	-

Asset retirement and environmental obligations	992	840

Commitments and contingencies (Note 8)

Stockholders' equity
Preferred stock, $0.001 par value, 500,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 346,078,509 and 344,785,689 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	346	345
Additional paid-in capital	178,370	175,554
Unearned compensation	(795)	(987)
Accumulated Deficit	(164,996)	(148,785)
Total stockholders' equity	12,925	26,127
Total liabilities and stockholders' equity	$119,565	$75,082

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues:
Gas sales	$195	$268	$511	$494
Other, net	73	84	190	155
	268	352	$701	649
Operating expenses:
Lease operating expense	1,103	1,257	2,342	2,925
Exploration costs	1,341	1,401	2,552	2,810
General and administrative	2,333	2,648	5,203	5,427
Depreciation, depletion and amortization	416	419	959	777
Total operating expenses	5,193	5,725	11,056	11,939
Operating loss	(4,925)	(5,373)	(10,355)	(11,290)
Other income (expense):
Interest expense	(2,919)	(1,213)	(5,549)	(2,289)
Interest income	1	10	2	11
Foreign currency transaction gain (loss)	(201)	93	(309)	47
Total other income	(3,119)	(1,110)	(5,856)	(2,231)
Loss before income taxes	(8,044)	(6,483)	(16,211)	(13,521)
Income taxes	-	-	-	-
Net loss	$(8,044)	$(6,483)	$(16,211)	$(13,521)

Comprehensive loss	$(8,044)	$(6,483)	$(16,211)	$(13,521)

Net loss per share:
Basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	346,204	344,641	346,021	344,306

See the accompanying notes to the consolidated financial statements.

FAR EAST ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands Except Share Data)
(Unaudited)

	Common Stock		Additional			Total
	Number of	Par	Paid-In	Unearned	Accumulated	Stockholders'
	Shares	Value	Capital	Compensation	Deficit	Equity
For the Six Months Ended June 30, 2013
Balance at December 31, 2012	344,785,689	$345	$175,554	$(987)	$(148,785)	$26,127
Net loss	-	-	-	-	(16,211)	(16,211)
Nonvested shares issued	1,714,000	1	168	192	-	361
Nonvested shares withheld for taxes	(92,846)	-	(8)	-	-	(8)
Nonvested shares forfeited	(328,334)	-	-	-	-	-
Stock options exercised	-	-	-	-	-	-
Stock options issued	-	-	272	-	-	272
Warrants issued	-	-	2,384	-	-	2,384
Balance at June 30, 2013	346,078,509	$346	$178,370	$(795)	$(164,996)	$12,925

For the Six Months Ended June 30, 2012
Balance at December 31, 2011	342,103,218	$342	$174,317	$(792)	$(121,625)	$52,242
Net loss	-	-	-	-	(13,521)	(13,521)
Nonvested shares issued	2,707,500	3	867	(527)	-	343
Nonvested shares withheld for taxes	(25,029)	-	(5)	-	-	(5)
Stock options issued	-	-	196	-	-	196
Balance at June 30, 2012	344,785,689	$345	$175,375	$(1,319)	$(135,146)	$39,255

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
 (Unaudited)

	Six months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(16,211)	$(13,521)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion, depreciation and amortization	959	777
Amortization of deferred financing costs	724	1,198
Amortization of warrants	327	-
Share-based compensation	634	539
Changes in components of working capital:
Accounts receivable	(192)	(356)
Inventory	(933)	41
Prepaid expenses	(385)	185
Deposits	473	(133)
Accounts payable and accrued liabilities	1,481	(1,502)
(Gain) loss on sale of assets	-	-
Other, net	(8)	(5)
Net cash used in operating activities	(13,131)	(12,777)

Cash flows from investing activities:
Additions to oil and gas properties	(8,313)	(4,849)
Additions to other properties	(95)	(173)
Net cash used in investing activities	(8,408)	(5,022)

Cash flows from financing activities:
Net proceeds from credit facility	58,500	2,042
Net proceeds from secured note payable	125	-
Repayment of credit facility	(4,855)	-
Debt issue costs	(1,790)	-
Net cash provided by financing activities	51,980	2,042

Net increase (decrease) in cash and cash equivalents	30,441	(15,757)
Cash and cash equivalents--beginning of period	1,340	23,263
Cash and cash equivalents--end of period	$31,781	$7,506

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Business, Basis of Presentation and Significant Accounting Policies

Business.  We were incorporated in Nevada on February 4, 2000. In January 2002, we renamed our company Far East Energy Corporation and changed our focus to exploring, developing, producing and selling coalbed methane gas ("CBM"). Throughout this Quarterly Report on Form 10-Q, the terms "Far East Energy," "Far East," "we," "the Company," "us," "our" and "our company" refer to Far East Energy Corporation and its subsidiaries. References to “FEEB” refer to Far East Energy (Bermuda), Ltd., our principal operating subsidiary. References to "China" and "PRC" are references to the People's Republic of China. References to the “MofCom” are references to the Chinese Ministry of Commerce, the principal regulatory authority with oversight responsibility for our production sharing contracts. References to the “MLR” are references to the Chinese Ministry of Land and Resources, the principal regulatory authority for the exploration, development and production of oil and gas resources in China. References to “CUCBM” are references to China United Coalbed Methane Company, Ltd, and references to “CNPC” are references to China National Petroleum Company. Throughout this Quarterly Report on Form 10-Q, we use the term “our Chinese partner company” when referring to CUCBM and CNPC, as applicable.

The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented.

Basis of Presentation.  The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to those rules and regulations.  The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Management believes that the information and disclosures provided herein are adequate to present fairly the consolidated financial position, results of operations and cash flows of the Company. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Annual Report").

Recently Issued Accounting Standards and Developments.  There were no recent accounting pronouncements at June 30, 2013 that materially affected our company.

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

On June 12, 2010, CUCBM, our Chinese partner for the Shouyang production sharing contract ("PSC"), and Shanxi Province Guoxin Energy Development Group Limited (“SPG”) executed a gas sales agreement (the "Gas Sales Agreement"), to which we are an express beneficiary, to sell CBM produced in the CBM field governed by the Shouyang PSC. Gas sales under the Gas Sales Agreement with SPG commenced in the first quarter of 2011. As of June 30, 2013, gas sales proceeds to be collected were approximately $0.1 million, and were recorded in Accounts Receivable. We have funded our exploration and development activities primarily through the sale and issuance of common stock and proceeds received from the Notes (as defined below), the closing of the Facility Agreement (as defined below) and sales of CBM.

On November 28, 2011, FEEB entered into a Facility Agreement, as borrower, with Standard Chartered Bank (“SCB”), as lender, and the Company, as guarantor (the “Facility Agreement”). The Facility Agreement provided for a $25 million credit facility, the proceeds of which were used for project costs with respect to the Shouyang Area in Shanxi Province, China, as well as for finance costs and for general corporate purposes approved by SCB. The Facility Agreement is fully drawn and no amounts remain for borrowing. See Note 3 - Facility Agreement.

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

On January 15, 2013, FEEC and FEEB entered into the Fifth Amendment to the Facility Agreement (as amended, the “SCB Credit Facility”), among FEEC, FEEB and SCB, to provide for the extension of the maturity date thereof until January 15, 2014. The Fifth Amendment was subject to the repayment of $4.125 million of the outstanding principal amount and the repayment of $0.7 million of capitalized interest. The total amount of outstanding principal and capitalized interest under the Facility Agreement prior to the repayment of such amount was $25.8 million (which includes $125,000 borrowed on January 11, 2013). In addition, accrued interest, amendment fees and certain transaction expenses were paid at closing out of the gross proceeds of the Private Placement.

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

Management may seek to secure additional capital by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets; by obtaining additional debt, reserve based project or equity-related financing. However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through additional debt, reserve based project or equity-related financing. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt, reserve based, project or equity-related financing are uncertain, and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult. There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer. There can be no guarantee of future capital acquisition, fundraising or exploration success.

3.  Facility Agreement

On November 28, 2011, FEEB entered into the Facility Agreement, as borrower, with SCB, as lender, and the Company, as guarantor. The Facility Agreement provided for a $25 million credit facility, the proceeds of which were used for project costs with respect to the Shouyang Area in Shanxi Province, China, as well as for finance costs and for general corporate purposes approved by SCB. The Agreement had an initial 9-month term ending August 28, 2012. Loans under the Facility Agreement could be made in such amounts as may be specified from time to time in one or more utilisation requests according to an agreed expenditure schedule. Loans under the Facility Agreement bear interest at LIBOR plus an applicable margin rate of 9.5% during the initial period and 10.0% thereafter, and mandatory costs, if any, to compensate SCB for certain Hong Kong regulatory compliance costs.  In connection with and as security for the Facility Agreement, FEEB and/or the Company entered into certain other ancillary agreements dated November 28, 2011, including a Share Pledge Agreement, an Account Charge Agreement, an Assignment of Shareholder Loans and a Subordination Agreement (collectively, the “Ancillary Agreements”).  Under the Ancillary Agreements, the Company pledged its shares in FEEB and granted a security interest in certain intercompany debt to SCB, and FEEB granted a security interest in certain bank accounts to SCB.

During 2012, the Company entered into several amendments to the Facility Agreement with SCB which effectively extended the termination date of the Credit Facility Agreement and the due date for payment of all accrued interest to January 15, 2013.  On January 15, 2013, FEEC and FEEB entered into the Fifth Amendment to provide for the extension of the maturity date thereof until January 15, 2014. The Fifth Amendment was subject to the repayment of $4.125 million of the outstanding principal amount and the repayment of $0.7 million of capitalized interest. The total amount of outstanding principal and capitalized interest under the Facility Agreement prior to the repayment of such amount was $25.8 million (which includes $125,000 borrowed on January 11, 2013). In addition, accrued interest, amendment fees and certain transaction expenses were paid at closing out of the gross proceeds of the Private Placement. See Note 4 – Senior Secured

Notes for discussion of the Private Placement.

At June 30, 2013, the total amount drawn under the Facility Agreement was $21.0 million. The related accrued interest was $0.5 million and $0.2 million as of June 30, 2013 and 2012, respectively. The effective interest rate for the Facility Agreement is 13.1% per annum.

At June 30, 2013 and 2012, total financing costs in connection with the Facility Agreement were approximately $0.6 million and $2.0 million, respectively. The costs related to the Facility Agreement were capitalized as deferred financing costs and amortized over the term of the Facility Agreement. Amortization expense for the six-months ended June 30, 2013 and 2012 was $0.3 million and $1.2 million, respectively.

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

The Notes are senior secured obligations of FEEB and are fully and unconditionally guaranteed by FEEC. The Notes were sold at an issue price of 100% of par for an aggregate principal amount of $60.0 million. The Notes accrue cash interest at a rate of 13.0% per year, which is paid semi-annually in arrears on June 30 and December 30 of each year, commencing on June 30, 2013. FEEB may, at its option, elect to pay interest “in kind” at a rate of 14.5% per year by issuing additional Notes with the first interest payment required to be paid in kind. The Notes will mature on January 15, 2016.  Accrued interest was $4.0 million at June 30, 2013.  On July 1, 2013, the Company issued $3,987,501 aggregate principal amount of senior secured notes for the paid in kind interest that was due on June 30, 2013.

The Notes and related guarantees rank equal in right of payment with the Facility Agreement. Except as specifically permitted by the indenture governing the Notes (the “Indenture”), any new indebtedness of FEEC, FEEB or any restricted subsidiary of FEEC will require the consent of SCB and the “Required Noteholders,” which means holders of 75% of aggregate principal amount at maturity of the Notes. The Notes and related guarantees are secured by substantially all of the assets of FEEC and FEEB, other than assets located in the People’s Republic of China, assets the grant, creation or perfection of any lien on which would require the consent, authorization or approval of, or filing with, any governmental authority in the People’s Republic of China and certain other excluded assets. Such collateral continues to secure the Facility Agreement with the administration of such collateral subject to a collateral agency and intercreditor agreement between SCB and Wells Fargo Bank, National Association, as indenture trustee of the Notes and as collateral agent.

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

Based on the utilization of BSOPM valuation technique, the Warrants were valued at approximately $2.5 million at time of issuance.   The amount was recorded as a debt discount to the Notes in the liabilities section and as additional paid-in capital in the equity section of the balance sheet.  The debt discount is accreted as interest expense periodically over the term of the Notes.  We have recorded an accretion amount of $0.3 million from the issuance date to June 30, 2013.

In connection with the Notes, the Company incurred approximately $3.1 million financing costs, which included among other items, 1.5 million shares of warrants issued to the placement agent.  These warrants were valued at approximately $68,000 based on the same aforementioned BSOPM valuation technique.    Total financing costs of $3.1 million were allocated between the Notes and the Warrants in proportion to their respective fair values at time of issuance.  The costs related to the Warrants were recorded as an offset to the value of the Warrants in additional paid-in capital.  The costs related to the Notes were capitalized as deferred financing costs and amortized based on the effective interest method over the term of the Notes.  The objective of that method is to arrive at a periodic interest cost which represents a level effective rate over the term of the Notes on its face amount reduced by the unamortized discount and expense at the beginning of the period.  The effective interest rate for the Notes as calculated is 17.8% per annum.  We have recorded an amortization amount of $0.4 million for the period from the issuance date to June 30, 2013.

5.  Oil and Gas Properties

The costs associated with our oil and gas properties include the following (in thousands):

	At June 30, 2013	At December 31, 2012
Proved oil and gas properties	$83,058	$71,875

Unproved leasehold costs	275	275
Unproved oil and gas properties	-	-
Total unproved oil and gas properties	275	275
Accumulated depreciation, depletion and amortization	(2,980)	(2,221)

Total oil and gas properties, net	$80,353	$69,929

Unproved Leasehold Costs.  Unproved leasehold costs are composed of amounts we paid to MofCom and CUCBM pursuant to a PSC we entered into in 2002 with CUCBM to acquire the mineral rights in the Enhong and Laochang areas in the Yunnan Province.

Unproved Oil and Gas Properties. Unproved oil and gas property costs include only suspended well costs which are direct exploratory well costs pending determination of whether proved reserves have been discovered. Accounting guidance regarding capitalization of suspended well costs is provided by FASB ASC Topic 932. FASB ASC Topic 932 addresses whether there are circumstances under the successful efforts method of accounting for oil and gas producing activities that would permit the continued capitalization of exploratory well costs beyond one year, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are under way or firmly planned for the near future. Capitalization of costs should be continued beyond one year in cases where reserves for the project are not yet proven, but the Company demonstrates sufficient continuing progress toward assessing those reserves. For the capitalized costs at June 30, 2013, our assessment indicated that our current work programs demonstrated our efforts in making sufficient continuing progress toward assessing the reserves in the areas for which the costs were incurred. Therefore, we have continued to capitalize these costs.

At June 30, 2013, the Company had no costs capitalized for exploratory wells for a period of greater than one year after the completion of drilling.

6.  Asset Retirement and Environmental Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment at June 30, 2013 (in thousands):

At June 30, 2013
Carrying amount at beginning of period	$840
Liabilities incurred	99
Liabilities settled	-
Accretion expense	53
Settlement of obligation	-
Revisions	-
Carrying amount at end of period	$992

Current portion	$-
Noncurrent portion	$992

7.  Other Fixed Assets

Other fixed assets, net include the following (in thousands):

	At June 30, 2013	At December 31, 2012
Other fixed assets	$2,408	$2,313
Accumulated depreciation	(1,323)	(1,176)
Other fixed assets, net	$1,085	$1,137

Other fixed assets include leasehold improvements, equipment and furniture.  Depreciation expense for the six-month periods ended June 30, 2013 and 2012 were approximately $146,000 and $160,000, respectively.  Depreciation expense for the three-month periods ended June 30, 2013 and 2012 were approximately $73,000 and $82,000, respectively.

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

Shouyang Production Sharing Contract.   We are the operator under the Shouyang PSC to develop the Shouyang Block in Shanxi Province. The term of the Shouyang PSC consists of an exploration period, a development period and a production period. During the exploration period, we hold a 100% participating interest in the properties, and we must bear all exploration costs for discovering and evaluating CBM-bearing areas. We have negotiated and signed multiple amendments with our Chinese partner companies to extend the exploration period under our PSCs. The exploration period for approximately 288,570 acres (approximately 1,167.8 square kilometers) of the Shouyang Block expires on June 30, 2015. We met our relinquishment obligation for 2013 under the Shouyang PSC by relinquishing 121,255 acres (approximately 490.7 square kilometers) in June 2013. The Shouyang PSC expires on July 1, 2032 unless extended.

After the aforementioned relinquishment, we operate approximately 288,570 acres (1,167.8 square kilometers) of the Shouyang Block. Of this acreage, approximately an area of 15,988 acres (approximately 64.7 square kilometers) was certified by the MLR during the second quarter of 2012, which is a step that is a necessary regulatory requirement to obtain a permanent development license. This certified portion of the block covers our pilot development wells located in the northern portion of the Shouyang Block (the “1H Pilot Area”) and a westward extension thereof. We have a 100% participating interest (subject to a net 3.5% revenue interest held by Phillips China, Inc., a subsidiary of Conoco Phillips (“Phillips”) in this portion of the block, which contains all of the wells in the 1H Pilot Area (the area of our current CBM sales) and the planned expansion thereof. With respect to the remaining 272,582 acres (1,103.1 square kilometers), CUCBM maintains the right to elect up to a 30% participating interest upon completion of certain milestones, and we retain the remaining participating interest in the contract area, subject to the 3.5% revenue interest.

During the exploration period, FEEB must complete at least the minimum work program and seek commercial deposits of CBM that can be developed in commercially paying quantities. In order to shift from the exploration period to the development period, an overall development plan is prepared and submitted for governmental approval for a long-term development license for a particular CBM field. The preparation of an overall development plan to submit as part of the application for a long-term development license will require certification in accordance with MLR standards as described above, as well as technical, commercial, environmental, health and safety plans demonstrating how the CBM field will be developed for the exploitation of CBM located therein. Currently, we and CUCBM are in the process of jointly preparing an overall development plan for approximately 24,661 acres (99.8 square kilometers) located in the northern portion of the Shouyang Block.

Following expiration of the exploration period, we may elect to continue the process of trying to convert portions of the Shouyang Block into MLR certified areas in order to transition these areas into the process for a long-term development license. But any acreage that is not at or past the stage of submittal of a technical report that reasonably meets the criteria for MLR certification will be relinquished at the time of expiration of the exploration period unless the parties agree otherwise.

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

Under the PSCs, we have committed to satisfy certain annual minimum exploration expenditure requirements for each PSC. Our minimum exploration expenditure requirement for each block is based on the minimum exploration expenditure requirements of CUCBM established by the MLR, subject to such additional commitments as we deem reasonably necessary and appropriate in light of negotiations to extend the underlying exploration periods of the PSCs. The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by each PSC. As a result and also taking into consideration of the aforementioned June 2013 acreage relinquishment, the minimum exploration expenditure requirement for 2013 and the minimum exploration expenditure for each yearly period after 2013 are approximately $2.3 million and $1.9 million, respectively, for the Shouyang PSC, based on the currency exchange rate between the U.S. Dollar to the Chinese Renminbi (“RMB”) as of June 30, 2013. Any portion of the exploration expenditures that exceeds the current year’s minimum exploration expenditure requirement cannot be carried forward for the satisfaction of the subsequent year’s minimum requirement. Under the Shouyang PSC, we are required to pay certain fees totaling $0.5 million for the year of 2013. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits. We have met the annual minimum exploration expenditure requirement under the Shouyang PSC. We were required to drill 25 additional wells in the non-MLR certified area by June 30, 2013, and drill additional 13 wells during the period from July 1, 2013 to June 30, 2015, spending at least $16.0 million based on the currency exchange rate between the U.S. Dollar and the RMB as of June 30, 2013. The 25 additional appraisal wells were spudded in the second quarter of 2013 and are in various stages of drilling and fracing operations.

Qinnan Production Sharing Contract. FEEB is the operator under the Qinnan PSC to develop the Qinnan Block in Shanxi Province. CUCBM is in the process of assigning the Qinnan PSC to China National Petroleum Company (“CNPC”). The term of the Qinnan PSC consists of an exploration period, a development period and a production period. During the exploration period, we hold a 100% participating interest in the properties, and we must bear all exploration costs for discovering and evaluating CBM-bearing areas. If any CBM field is discovered, the development costs for that CBM field will be borne by us and CUCBM or CNPC (following the assignment of the Qinnan PSC) in proportion to the respective participating interests. At that time, we will recover that share of the up-front exploration costs allocable to our Chinese partner company through a gradual cost recovery mechanism. The exploration period is divided into three phases called Phase I, Phase II and Phase III. We have completed our Phase I, Phase II and Phase III work program obligations under the Qinnan PSC.

The exploration period of the Qinnan PSC in Shanxi Province expired on June 30, 2009, and we cannot continue our exploration activities in the Qinnan Block without an extension of the exploration period or a new PSC. We are continuing to pursue an extension of the exploration period of the Qinnan PSC, but we cannot predict the outcome at this time. We believe that the underlying exploration period should be extended due to events beyond our reasonable control, namely the lengthy transfer of rights taking place from CUCBM to CNPC. At our Chinese partner company’s request, we have provided certain operational and financial information to assist them in the decision making process as to whether to recognize an extension of the exploration period in Qinnan. PetroChina, CNPC’s wholly-owned subsidiary, has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008. We have also provided to PetroChina, at their request, our work plan for 2010 for Qinnan. In January 2011, we received a formal notice from CNPC that it has purportedly received all Chinese approvals with respect to the transfer of CUCBM’s interest to it, and subsequently to PetroChina. CNPC also requested we execute a modification agreement to confirm PetroChina as our Chinese partner company for the Qinnan PSC. In negotiations with CUCBM and PetroChina related to this request, we have endeavored to negotiate an assignment agreement that would reflect the transfer of interest to CNPC while CNPC and PetroChina would acknowledge delays that were incurred by virtue of us not having, for an extended period of time, an official Chinese partner company that had the capacity or authority under the Qinnan PSC to work with us. Because of the inability to hold a formal joint management committee (“JMC”) meeting or to have the effective involvement of our Chinese partner company, we believe that our efforts to continue CBM operations in the Qinnan Block have been materially hindered. Technically, the exploration period under the Qinnan PSC expired on June 30, 2009; however, we have maintained the position that the doctrine of force majeure under the Qinnan PSC entitled us to an extension of the exploration period. We continue to discuss this situation with CUCBM and PetroChina, and as recently as January 2012, have submitted a notice of force majeure in accordance with the Qinnan PSC. There can be no assurance that we will be successful in extending the exploration period of the Qinnan PSC or that a new PSC will be granted. Additionally, in connection with obtaining this extension or a new PSC, we may be required to commit to certain expenditures or to modify the terms or respective ownership interests and/or acreage in the applicable PSC.

Under the Qinnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements. As with the Shouyang PSC, our minimum expenditure requirement is based on the minimum exploration expenditure requirements of CNPC established by the MLR. The MLR sets its requirements by applying a minimum expenditure per square kilometer to the total acreage encompassed by each PSC. The annual minimum exploration expenditure requirement under the Qinnan PSC is approximately $3.7 million in the aggregate based on the currency exchange rate between the U.S. Dollar and the RMB as of June 30, 2013. These expenditure requirements are denominated in the RMB and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the RMB. Under the Qinnan PSC, we are also required to pay certain fees totaling $0.4 million annually. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits.   Because the stated expiration date for the exploration period for the Qinnan PSC occurred on June 30, 2009, and we have not yet received an extension, we have halted activities associated with the Qinnan Block pending receipt of an extension, should one ultimately be granted.  Accordingly, we ceased to accrue for the $0.4 million annual fees effective January 1, 2013.  We believe the $1.9 million amount accrued is sufficient to cover any obligation related to the fees should the extension be granted.

Yunnan Production Sharing Contract.   On January 25, 2002, we entered into a PSC to develop two areas in Yunnan Province: (1) the Enhong area, which covers approximately 145,198 acres (587.6 square kilometers), and (2) the Laochang area, which covers approximately 119,327 acres (482.9 square kilometers) (the “Yunnan PSC”). FEEB is the operator under the Yunnan PSC. The term of the Yunnan PSC consists of an exploration period, a development period and a production period. The exploration period is divided into two phases, Phase I and Phase II. We have completed Phase I and are operating in Phase II. During the fourth quarter of 2011, we signed a modification agreement to the Yunnan PSC, which was approved by MofCom on June 15, 2012 and extended the exploration period until December 31, 2013, in exchange for allowing CUCBM to proceed at its sole risk with a 100% participating interest in the 145,198 acres (587.6 square kilometers) in the Enhong part of the Yunnan PSC contract area (hence, our interest in the Yunnan PSC now comprises the Laochang area only, and is called the Laochang Block). We may elect to continue the process of trying to transition CBM fields into the process for a long-term development license for certain areas. Any acreage that is not at or past the stage of submittal of a technical report to CUCBM that reasonably meets the criteria for MLR certification will be relinquished unless the parties otherwise agree. Our operations will focus on obtaining MLR certification in the portion of the Laochang area and preparing for compilation of an overall development plan to submit for approval. The development period of any CBM field in the Yunnan PSC area will begin after the approval of a long-term development license pursuant to an overall development plan. An overall development plan would be developed and filed jointly by us and CUCBM, seeking approval from Chinese governmental authorities, for any CBM field that we and CUCBM elect to develop. The production period of any CBM field in the Yunnan PSC area will begin after the date of commencement of production of commercial grade quantities of CBM with respect to that CBM field. Provided that we remain in compliance with the requirements under the Yunnan PSC, production will be allowed to continue on a CBM field until the earlier of the end of the useful life of the field and January 1, 2033, unless extended or otherwise amended. We are responsible for all exploration costs related to the Yunnan PSC, including all exploration costs for discovering and evaluating CBM-producing areas. If any CBM field is discovered within the contract area, CUCBM will be deemed to hold a 40% participating interest in such field and we will be deemed to have a 60% participating interest, unless CUCBM elects to participate at a lower level, in which case we will retain all participating interests not taken by CUCBM and shall be responsible for development costs in proportion to our participating interest.

Under the Yunnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements. Our minimum exploration expenditure requirements for the blocks subject to the Yunnan PSC are based our negotiated agreement to extend the Yunnan PSC exploration period. Under applicable MLR rules for minimum expenditure requirements, the annual minimum exploration expenditure requirement for the Yunnan PSC was approximately $1.8 million (10,720,000 RMB) before the modification but reduced to $0.8 million with relinquishment of acreage, based on the currency exchange rate between the U.S. Dollar and the RMB as of June 30, 2013. As of June 30, 2013, we have carried forward from 2012 excess exploration expenditures of $1.2 million and incurred an additional $0.6 million of expenditures during the six months of 2013 toward the satisfaction of MLR requirement.  We are currently obligated to drill a total of eight wells during the entire exploration period, as extended. As we have already drilled five wells in the Laochang area during Phase II of the Yunnan exploration period, we are only obligated to drill an additional three wells before December 31, 2013 to satisfy the minimum work commitment.

These requirements are denominated in RMB and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the RMB. The MLR minimum expenditure requirements are a significant factor that influences our exploration work program. Under the Yunnan PSC, we are required to pay certain fees totaling $0.4 million for the year of 2013. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits. Based on the Yunnan PSC, any unfulfilled exploration work commitment will be added to the minimum exploration work commitment for the following year. If we terminate the Yunnan PSC and there exists an unfulfilled balance of the minimum exploration work commitment, we will be required to pay the balance to CUCBM.

9.  Common Stock

Shares Withheld for Taxes.  During the first half of 2013, we withheld 92,846 shares of our common stock from the vesting of nonvested shares (also commonly referred to as "restricted stock") granted to employees to satisfy tax withholding obligations of approximately $8,000.  Once withheld, the shares were canceled and removed from the number of outstanding shares.  Accordingly, we reduced our common stock and our additional paid in capital on our consolidated balance sheet by an amount which equaled the fair market value of the withheld shares on the date of withholding and cancellation.  We subsequently remitted the amount withheld to the tax authority.

Outstanding Warrants.  A summary of warrants outstanding as of June 30, 2013 is as follows (in thousands, except exercise price):

	Warrants	Expiration Date In
Exercise Price	Outstanding	2014	2015	2017
$0.09	57,586	-	-	57,586	(1)
$0.54	290	290	-	-
$0.80	4,662	-	4,662	-
$1.25	4,623	4,623	-	-
Total	67,161	4,913	4,662	57,586

(1)            During the first six months of 2013, these warrants were issued in conjunction with the private placement of senior secured notes at an exercise price of $0.085 per share.  See Note 4 – Senior Secured Notes.

10.  Share-Based Compensation

We grant nonvested shares of common stock and options to purchase common stock to employees, members of the board of directors and consultants under our shareholder-approved 2005 Stock Incentive Plan (the "2005 Plan").  Grants prior to the adoption of the 2005 Plan and inducement grants associated with hiring of new employees and appointment of new directors were generally issued outside of the 2005 Plan.  During the first six months of 2013, we awarded options to purchase up to 3,610,000 shares of our common stock and 1,604,000 nonvested shares under the 2005 Plan to employees and members of the board of directors; and options to purchase up to 325,000 shares of our common stock and 110,000 nonvested shares outside the 2005 Plan to consultants.  During the first six months of 2012, we awarded options to purchase up to 970,000 shares of our common stock and 2,602,500 nonvested shares under the 2005 Plan to employees and members of the board of directors; and options to purchase up to 150,000 shares of our common stock and 105,000 nonvested shares outside the 2005 Plan to a consultant.  As of June 30, 2013, we had 8,546,034 shares available for awards under the 2005 Plan, of which 328,533 shares could be issued as nonvested shares or other full-valued stock-based awards.

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

The compensation expense is included in the Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Exploration Costs	$57	$37	$130	$78
General and Administrative	205	217	504	461
	$262	$254	$634	$539

The following table summarizes stock option transactions during the six-months ended June 30, 2013 (in thousands, except grant price):

	Options	Weighted Average Grant Price
Outstanding at January 1, 2013	11,149	$0.95
Granted	3,935	0.10
Forfeited	-	-
Cancelled	(2)	0.28
Expired	(58)	0.58
Outstanding at June 30, 2013	15,024	$0.73

Exercisable at June 30, 2013	10,764	$0.94

At June 30, 2013, the weighted average remaining contractual life for the stock options outstanding and exercisable was 5.70 years and 4.32 years, respectively.

The following table summarizes shares of nonvested stock transactions during the six-months ended June 30, 2013 (in thousands, except per share data):

	Nonvested Shares	Weighted Average Fair Value Per Share	Vest Date Fair Value
Outstanding at January 1, 2013	3,949	$0.40
Granted	1,714	0.10
Vested	(1,898)	0.34	$204
Forfeited	(328)	0.39
Withheld for Taxes	(93)	0.35
Outstanding at June 30, 2013	3,344	$0.27

As of June 30, 2013, we had approximately $1.1 million in total unrecognized compensation cost related to share-based compensation, of which $0.6 million was related to shares of nonvested stock grants and was recorded in unearned compensation on our consolidated balance sheets.  This cost is expected to be recognized over a weighted average period of 1.6 years at June 30, 2013.  This expected cost does not include the impact of any future share-based compensation awards.

11.  Supplemental Disclosures of Cash Flow Information

We use the indirect method to present cash flows from operating activities. Cash paid for interest expense for the six-month period ended June 30, 2013 and 2012 was $1.5 million and $1.1 million, respectively. Cash paid for income taxes for the six-month period ended June 30, 2013 and 2012 was zero.  Other supplemental cash flow information for the three-month period ended June 30, 2013 and 2012 is presented as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Non-cash transactions:
Amortization of deferred financing costs	$724	$1,198
Non-cash share-based compensation	$634	$539
Asset retirement and environmental obligation	$99	$10

12. Subsequent Events

Subsequent events have been evaluated through the date financial statements were filed with the SEC.  There were no items that would have a material impact to the consolidated financial statements presented in this Form 10-Q.

PART 1.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Annual Report"), our unaudited consolidated financial statements and related notes included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, the risk factors contained herein and in our 2012 Annual Report, and all of the other information contained elsewhere in this report.  The terms "we," "us," "our," “the Company” and "our company" refer to Far East Energy Corporation and its subsidiaries, unless the context suggests otherwise. The term "FEEB" refers to Far East Energy (Bermuda), Ltd., a wholly-owned subsidiary, which conducts substantially all of our operations in China.

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

The proved reserves are attributable to approximately 13,360 gross acres (approximately 54.1 square kilometers). The probable and possible reserves are attributable to approximately 85,502 gross acres (approximately 346.0 square kilometers), which includes the Shouyang Block proved reserve locations. These total acres with proved, probable and possible reserves represents only approximately 21% and 29%, respectively, of our total gross acreage of the Shouyang Block.

During the first six months of 2013, we continued our efforts to explore and develop CBM pursuant to our Shouyang PSC. Gas sales volume, net to the Company, was 107.9 million cubic feet (“MMcf”) compared to 105.0 MMcf in the first six months of 2012.

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

On November 28, 2011, FEEB and the Company entered into a facility agreement with SCB (the “Facility Agreement”). The Facility Agreement provided for a $25 million credit facility to be used for project costs with respect to the Shouyang Block, finance costs and other general corporate purposes approved by SCB. The Facility Agreement had an initial 9-month term and was subsequently extended. At June 30, 2013, the total amount drawn under the Facility Agreement was $21.0 million. In addition, the related accrued interest as of June 30, 2013 was $0.5 million.

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

Management may seek to secure additional capital by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets; by obtaining additional debt, reserve based, project or equity-related financing. However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through additional debt, reserve based, project or equity-related financing. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt, reserve based, project or equity-related financing are uncertain, and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult. There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer. There can be no guarantee of future capital acquisition, fundraising or exploration success.

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

Shouyang Block, Shanxi Province.  We are a party of the Shouyang PSC with CUCBM, which provides for an operating interest in approximately 409,824 acres (1,658.5 square kilometers) in the Shanxi Province.  After relinquishment of 121,255 acres (approximately 490.7 square kilometers) in June 2013, we operate approximately 288,570 acres (1,167.8 square kilometers) of the Shouyang Block.  Of this acreage, approximately 15,988 acres (approximately 64.7 square kilometers) have been certified by the MLR to support the request for a long-term development license and for which we hold at 100% participation interest, subject to the Phillips 3.5% revenue interest.

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

The P8 well is the only well drilled on the portion of the Shouyang Block in which we elected to forgo our rights.  This well will be replaced by CUCBM pursuant to an agreement whereby CUCBM has agreed to drill an appraisal well which shall include the expenses associated with coring, fracturing and other testing on our behalf in the Shouyang Block outside of the area for which an overall development plan will be submitted as part of the application for a long-term development license to the same coal seam as the P8 well.

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

In our case, in October 2010, we engaged the Technology Department of CUCBM to compile our first report. Subsequently, we obtained our first certification from the MLR in June 2012 as to the area described above and are in the process of preparing an application for a long-term development license for the area. We are also evaluating additional acreage for future MLR certification.  The preliminary draft of the ODP report was finished and submitted to CUCBM for review in early July 2013.  An external expert review will be organized after the review is done.

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

In September 2011, SPG completed the construction of additional gathering lines in the 1H Pilot Area. Currently, we have 54 wells connected to the gathering lines in the 1H Pilot Area and an additional 5 wells are in the process of being connected, while phase III of the gathering system is being designed.

The price received from SPG for CBM under the Gas Sales Agreement was 1.20 RMB per cubic meter (or $5.41 per thousand cubic feet (“Mcf”), inclusive of $0.63 for VAT and $0.07 for provincial taxes, based on the June 30, 2013 exchange rate, excluding the effect of any applicable subsidies) until June 12, 2011 and thereafter the price was subject to change based on the parties’ agreement in accordance with market economic principles. The 1.20 RMB per cubic meter price continues to apply at this time. The VAT portion of the sales price is refundable to the Company.

Additionally, enacted Chinese government and Shanxi provincial subsidies equal 0.20 RMB and 0.05 RMB per cubic meter, respectively, for a total of 0.25 RMB per cubic meter. The price received by CUCBM and FEEB, including subsidies for gas sales is 1.45 RMB per cubic meter. This equates to approximately $6.64 per Mcf at exchange rates as of June 30, 2013. The Gas Sales Agreement also provides for price adjustments in accordance with changes to the published Chinese national natural gas price and annual price adjustments based on the parties’ mutual agreement. If the parties do not agree on a new price, the then-current price shall continue in effect and either party may seek to resolve any pricing dispute pursuant to arbitration.

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

The $60 million Notes placed in the first quarter of 2013 provide full funding for 2013 drilling program, and the Company completed its review of requested technical analyses commissioned from third party engineering firms to ascertain both optimal drilling locations for the 2013 drilling program, as well as optimal frac designs. Results were incorporated into the drilling and completion program. Peaking at approximately 31 rigs in the field in late June, and with 24 drilling rigs operating as of July 31, 2013, the Company’s drilling activities have significantly increased compared to the first quarter of 2013.

During the second quarter of 2013, forty-three wells were spudded.  Subsequent to the second quarter, an additional 7 wells were spudded as of July 31, 2013. Additionally, from inception of the Shouyang PSC through July 31, 2013, one well has been abandoned in the Shouyang Block.

FEEC operates the Shouyang development program in the most efficient and environmentally responsible methods available.  In its execution the company has elected to pursue pad drilling operations placing as many as 5 wells on one, small footprint, location.  This saves important agriculture lands, reduces infrastructure loads, lowers manpower requirements and lightens our impact on the environment.  The election does place additional burdens on the orchestration of drilling, fracturing and completion operations and could introduce minor delays, these are mitigated by our ability to batch wells for the fracturing operations.  Through careful cooperation between our fracturing service company, logistics department, and local suppliers, the Company is able to maintain a fracture treatment program of up to 1 well per day for extended periods.

As of July 31, 2013, 26 wells have been fracture stimulated and 7 wells are awaiting fracture stimulation. As additional wells are drilled, they will be steadily added to the frac program.

The gross and net number of productive wells as of July 31, 2013 in the Shouyang Block, after giving effect to CUCBM’s right to make participating elections in the Shouyang Block as if made on such date, was 83 and 80.6. Of these 83 wells, 74 are wells drilled in the initial 1H Pilot Area to expand the field to the west and 9 are appraisal wells. In addition to these wells, there are wells in various stages of drilling and fracing operations as noted above.

A number of appraisal wells were drilled at approximately 4 to 5 kilometer intervals to the west, south and east of the 1H Pilot Area, which is adjacent to the northern boundary of the Shouyang Block, with the goal of providing data to support the full extent of the northern portion of the Shouyang Block that contains high gas content as well as good permeability characteristics. We have begun to drill appraisal wells to the east and southeast of the 1H Pilot Area.

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

Qinnan Block, Shanxi Province. The exploration period of the Qinnan PSC in Shanxi Province expired on June 30, 2009, and we cannot continue our exploration activities in the Qinnan Block without an extension or a new PSC. We are continuing to pursue an extension of the exploration period of the Qinnan PSC, but we cannot be optimistic at this time. The Company believes the underlying exploration period should be extended due to events beyond its reasonable control, namely the lengthy transfer of rights taking place from CUCBM to CNPC. At our Chinese partner’s request, we have provided certain operational and financial information about our company to assist them in the decision making process as to whether to recognize an extension of the exploration period in Qinnan. PetroChina, CNPC’s wholly-owned subsidiary, has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008. We have also provided to PetroChina at their request our work plan for 2010 for Qinnan. In January 2011, we received a formal notice from CNPC that it has purportedly received all Chinese approvals with respect to the transfer of CUCBM’s interest to it, and subsequently to PetroChina. CNPC also requested we execute a modification agreement to confirm PetroChina as our Chinese partner company for the Qinnan PSC. In negotiations with CUCBM and PetroChina related to this request, we have endeavored to negotiate an assignment agreement that would reflect the transfer of interest to CNPC while CNPC and PetroChina would acknowledge delays that were incurred by virtue of FEEB not having, for an extended period of time, an official Chinese partner that had the capacity or authority under the Qinnan PSC to work with us.

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

Laochang Area, Yunnan Province.  We are a party to the Yunnan PSC with CUCBM, which provides for an operating interest in approximately 119,327 acres (482.9 square kilometers) in the Laochang Area. CUCBM has the right to accept up to a 40% participating interest within 30 days of receipt of notice of Chinese certifications of CBM resources in a particular CBM field. Unless extended or amended, the exploration period will expire December 31, 2013. As modified to date, following expiration of the extended exploration period, we may elect to continue the process of trying to convert portions of the Laochang Area into MLR certified areas in order to transition these areas into the process for a long-term development license and the development period for certain areas. Any acreage that is not at or past the stage of submittal of a technical report to CUCBM that reasonably meets the criteria for MLR certification will be relinquished unless the parties otherwise agree.

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

Because there are no pipelines currently in the immediate vicinity of the Yunnan Province projects, our ability to sell CBM produced on these projects to communities outside the general area will be contingent upon a gas pipeline, compressed natural gas facility or other offtake vehicle being built within close proximity to our project area. CNPC has undertaken a pipeline construction project, with support from the Yunnan provincial government, to extend the Myanmar-China natural gas pipeline to pass through the city of Kunming, then move eastward through the city of Qujing, and finally go to Guizhou Province in the east. We believe that the construction, which would lay pipelines closer to our projects in the Yunnan Block, would help reduce the costs for CBM offtake from our projects and increase our ability to eventually deliver gas to consumers. The diameter of the pipeline is 1016 mm, and the designed capacity for natural gas is 12 billion cubic meters per year. It is reported that the Myanmar portion of the gas pipeline was completed at the end of May 2013, while the China portion of the gas pipeline may be completed around October 2013. The pipeline runs about 60 kilometers north of the northern boundary of the Laochang sub-block.

After obtaining sufficient production data from five clustered wells in Laochang, we ceased the pilot program in the middle of May 2013.  Further exploration and development will be the subject of our internal strategic review of our Yunnan Block holdings to determine whether they fit within our risk profile, given our other opportunities, such as our imminent move into the development phase in the Shouyang Block.

We take into consideration, among other factors, our overall corporate strategy, the prospective costs and benefits of the acreage, our relationship with our Chinese partner companies and our current cash position in order to formulate an optimal strategy. The strategy may include, without limitation: (i) minimal capital expenditures to continue holding the acreage, (ii) the sale, farmout or partial farmout of the acreage, (iii) full or partial relinquishment of the acreage, or (iv) continue staged exploration of the acreage. We have not yet concluded this review and cannot make any projection as to the likely outcome of this review. Moreover, CUCBM will have its own view and certain outcomes will be subject to CUCBM and MofCom approval. On May 15, 2013, the State Council of PRC announced that such approval will no longer require the approval by MofCom.  The Company is still analyzing the impact of the change and the affect it could have on its business and operations.

Results of Operations

Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012:

The following table sets forth the natural gas sales data for the three-month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012
Natural Gas
Sale Volumes, net to Far East (Mcf)	40,991	56,991

Per Day Volumes, net to Far East (Mcf per day)	450	626

Average Gas Sales Price, net of taxes ($ per Mcf)	$4.76	$4.70
PRC National Subsidy and Provincial Subsidies ($ per Mcf)	1.14	1.12
VAT Refund ($ per Mcf)	0.63	0.62
Total Gas Sales and Other Revenues ($ per Mcf)	$6.53	$6.44

Natural Gas Sales, net to Far East ($000's)	$195	$268

Natural Gas Sales during the three months ended June 30, 2013 decreased $73,000, or 27%, as compared to the same period a year ago due primarily to the decrease in sales volumes of 16MMcf, or 28%, which was caused by intermittent power outages and temporary pressure issues with the pipeline into which our gas is sold during the quarter ended June 30, 2013. These issues were temporary and have been resolved by installing backup generators to prevent electricity downtime resulting from the province’s electricity infrastructure upgrade and by entering into an agreement with the pipeline company to revert back to the previous delivery pressure.  The production volume for the three months ended June 30, 2013 was consistent with the same period in 2012.

The table below sets out major components of our expenditures (in thousands):

	Three Months Ended June 30,
	2013	2012
Additions to Oil and Gas Properties (capitalized)
- Shouyang Block, Shanxi Province (1)	$10,481	$1,603
Exploration Expenditures (expensed)
- Shouyang Block, Shanxi Province	1,216	1,008
- Qinnan Block, Shanxi Province	(95)	114
- Laochang Block, Yunnan Province	220	279
- Total	1,341	1,401
Lease Operating Expenditures (expensed)
- Shouyang Block, Shanxi Province	1,103	1,227
- Qinnan Block, Shanxi Province	-	30
- Total	1,103	1,257

Total Capital and Operating Expenditures	$12,925	$4,261

General and Administrative Expenses	$2,333	$2,648

(1)	Capitalized in the Consolidated Balance Sheets.

The table below sets out the operating expenses in the Consolidated Statements of Operations for the three-month periods ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,
	2013	2012
Lease operating expense	$1,103	$1,257
Exploration costs	1,341	1,401
General and administrative	2,333	2,648
Depreciation, depletion and amortization	416	419
Total	$5,193	$5,725

The table below sets out components of exploration costs for the three months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,
	2013	2012
Technical personnel compensation	$47	$91
PSC related payments	144	261
Contract drilling & related expenses	1,150	1,049
Total	$1,341	$1,401

Exploration costs for the three months ended June 30, 2013 were materially unchanged compared to the same period in 2012.

The table below sets out components of lease operating expense ("LOE") for the three-month periods ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,
	2013	2012
Pumping Related Costs	$783	$1,056
Workovers	121	119
Supervision	199	82
Total	$1,103	$1,257

LOE for the three months ended June 30, 2013 was comprised of costs pertaining to the production and dewatering efforts in the Shouyang Block in Shanxi Province.  LOE for the three months ended June 30, 2013 decreased $0.2 million compared to the same period in 2012 due primarily to a decrease in pumping related costs, which resulted from decreases in land lease costs, equipment, and transportation costs.

General and administrative ("G&A") expenses for the three months ended June 30, 2013 decreased $0.3 million primarily due to a $0.3 million decrease in payroll expenses and a $0.4 decrease in legal expenses offset by a $0.1 million increase in investor relations and a $0.2 million increase in professional services.

Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012:

The following table sets forth the natural gas sales data for the six-month periods ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
Natural Gas
Sale Volumes, net to Far East (Mcf)	107,938	104,981

Per Day Volumes, net to Far East (Mcf per day)	596	577

Average Gas Sales Price, net of taxes ($ per Mcf)	$4.73	$4.71
PRC National Subsidy and Provincial Subsidies ($ per Mcf)	1.13	1.12
VAT Refund ($ per Mcf)	0.63	0.62
Total Gas Sales and Other Revenues ($ per Mcf)	$6.49	$6.45

Natural Gas Sales, net to Far East ($000's)	$511	$494

Natural Gas Sales during the six months ended June 30, 2013 increased slightly by $17,000, or 3%, as compared to the same period a year ago.  There were intermittent power outages and temporary pressure issues with the pipeline into which our gas is sold during the quarter ended June 30, 2013. These issues were temporary and have been resolved by installing backup generators to prevent electricity downtime resulting from the province’s electricity infrastructure upgrade and by entering into an agreement with the pipeline company to revert back to the previous delivery pressure.  The production volume for the six months ended June 30, 2013 was consistent with the same period in 2012.

The table below sets out major components of our expenditures (in thousands):

	Six Months Ended June 30,
	2013	2012
Additions to Oil and Gas Properties (capitalized)
- Shouyang Block, Shanxi Province (1)	$11,183	$2,543
Exploration Expenditures (expensed)
- Shouyang Block, Shanxi Province	2,058	2,006
- Qinnan Block, Shanxi Province	21	229
- Laochang Block, Yunnan Province	473	575
- Total	2,552	2,810
Lease Operating Expenditures (expensed)
- Shouyang Block, Shanxi Province	2,342	2,893
- Qinnan Block, Shanxi Province	-	32
- Total	2,342	2,925

Total Capital and Operating Expenditures	$16,077	$8,278

General and Administrative Expenses	$5,203	$5,427

(1)	Capitalized in the Consolidated Balance Sheets.

The table below sets out the operating expenses in the Consolidated Statements of Operations for the six-month periods ended June 30, 2013 and 2012 (in thousands):

	Six months ended June 30,
	2013	2012
Lease operating expense	$2,342	$2,925
Exploration costs	2,552	2,810
General and administrative	5,203	5,427
Depreciation, depletion and amortization	959	777
Total	$11,056	$11,939

The table below sets out components of exploration costs for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
Technical personnel compensation	$153	$186
PSC related payments	407	524
Contract drilling & related expenses	1,992	2,100
Total	$2,552	$2,810

Exploration costs for the six months ended June 30, 2013 decreased by $0.2 million compared to the same period a year ago primarily due to a $0.1 million decrease in PSC payments and a $0.1 million in contract drilling expenses.

The table below sets out components of LOE for the six-month periods ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
Pumping Related Costs	$1,691	$2,394
Workovers	201	286
Supervision	450	245
Total	$2,342	$2,925

LOE for the six months ended June 30, 2013 was comprised of costs pertaining to the production and dewatering efforts in the Shouyang Blocks in Shanxi Province.  LOE for the six months ended June 30, 2013 decreased $0.6 million compared to the same period in 2012 due primarily to a decrease in pumping related costs, which resulted from decreases in land lease costs, production monitoring costs, and equipment and transportation costs.  Additionally, there was $0.1 million decrease in workovers offset by a $0.2 million increase in supervision costs.

G&A expenses for the six months ended June 30, 2013 decreased $0.2 million compared to the same period in 2012. The decrease is primarily due to a $0.3 million decrease in payroll expenses and a $0.4 decrease in legal expenses offset by a $0.1 million increase in travel expenses, a $0.1 million increase in share based compensation and a $0.2 million increase in professional services.

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

On January 15, 2013, the Company entered into the Fifth Amendment to the Facility Agreement (the “Fifth Amendment”), among FEEC, FEEB and SCB Bank, to provide for the extension of the maturity date thereof until January 15, 2014. The Fifth Amendment was subject to the repayment of $4.125 million of the outstanding principal amount and the repayment of $0.7 million of capitalized interest. The total amount of outstanding principal and capitalized interest under the Facility Agreement prior to the repayment of such amount was $25.8 million (which includes $125,000 borrowed on January 11, 2013). In addition, accrued interest, amendment fees and certain transaction expenses were paid at closing out of the gross proceeds of the Private Placement. As of January 15, 2013 the amount remaining owed under the Facility Agreement was $21.0 million. After taking into account the amounts paid pursuant to the Fifth Amendment and transaction fees and expenses incurred in connection with the Fifth Amendment and the Private Placement, the net proceeds to the Company of the Private Placement were $52.0 million. At June 30, 2013, the total amount drawn under the Facility Agreement was $21.0 million and the related accrued interest was $0.5 million.

In addition to payment of the above amounts to SCB, FEEB and FEEC intend to use the net proceeds of the Private Placement for (i) drilling and development expenses for the Shouyang CBM project in the Shanxi Province in China, including drilling and completion expenses of appraisal wells, drilling and completion expenses of production wells, construction and installation of gathering and compression facilities and submission of an overall development plan for the project, (ii) general corporate purposes, including exploration costs for such project, operating costs on the Shouyang PSC and general and administrative expenses and (iii) transaction expenses. Under the securities purchase agreement for the Private Placement and the Indenture, FEEB and FEEC are obligated to apply the net proceeds according to the estimated amounts of each category set forth therein within an agreed range, provided that FEEC and FEEB shall apply not less than $21.6 million for the drilling and completion of production wells.

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

Summary of Material Terms of the Warrants.

The Warrants provide the holders the right to purchase up to 56,086,439 shares of FEEC common stock at an exercise price of $0.085 per share, subject to adjustments described below. The Warrants are exercisable at any time after issuance and will expire at 5:00 p.m., New York City time, on December 31, 2017. The Warrants have anti-dilution provisions specified in the Warrant Agreement, dated January 15, 2013 (the “Warrant Agreement”), between FEEC and Continental Stock Transfer & Trust Company, as warrant agent, including, but not limited to, adjustments for (i) stock splits, reverse stock splits and stock dividends, (ii) the issuance of rights, options, warrants or convertible or exchangeable securities at a price per share less than the current market value of FEEC common stock at the record date therefore, (iii) certain distributions of cash, evidence of indebtedness or other property or assets to holders of any class of common stock, (iv) certain reclassifications, consolidations, mergers or sales of assets of FEEC and (v) certain issuances or sales, or deemed issuances or sales, of shares of common stock for an effective price below the then-effective exercise price of the Warrants or for an effective price greater than the then-effective exercise price but less than or equal to $0.425 per share, subject to adjustment, or for an effective price greater than $0.425, subject to adjustment, but less than the current market price per share at the time of such issuance or sale.

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

Our board of directors has the authority, without further action by the stockholders but subject to restrictions in the Warrant Agreement and Indenture, to issue up to 500 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500 million shares of Common Stock authorized under our charter documents, of which approximately 346.1 million shares were issued and outstanding as of June 30, 2013.

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

Work Program Funding. Our current work programs would satisfy the minimum exploration expenditures for our Shouyang and Yunnan PSCs for 2013. With respect to the Qinnan PSC, we have halted activities on the Qinnan Block pending regulatory approval or denial of our force majeure claims. Management may seek to secure additional capital by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets; by obtaining additional debt, reserve based, project or equity-related financing. However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through debt, reserve based, project or equity- related financing. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt, reserve based, project or equity-related financing are uncertain and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult. In particular, any transfer of our rights under the PSCs will require the approval of our Chinese partner company and the

MofCom. On May 15, 2013, the State Council of PRC announced that such approval will no longer require the approval by MofCom. The Company is still analyzing the impact of the change and the affect it could have on its business and operations. There can be no assurance that the Chinese authorities will provide the approvals necessary for the consummation of a transaction or transfer. There can be no guarantee of future success in capital acquisition, fundraising or exploration success.

Our capital resources and planning can be impacted by fluctuations in the U.S. Dollar and RMB exchange rate as well as inflation in these countries.  For further discussion of these risks, see Item 3. "Quantitative and Qualitative Disclosures About Market Risk."

Cash Flows.  As of June 30, 2013, our balance in cash and cash equivalents was $31.8 million, an increase of $30.4 million from the balance of $1.3 million as of December 31, 2012.  The increase was due primarily to $58.5 million net cash proceeds from the Private Placement offset by $13.1 million used by operating activities, $8.4 million used by investing activities and $4.9 million used to repay certain amounts under the Facility Agreement.

Cash used in operating activities for the six months ended June 30, 2013 was $13.1 million as compared to cash used in operating activities for the same period in 2012 of $12.8 million.

Cash used in investing activities for the six months ended June 30, 2013 was $8.4 million as compared to $5.0 million for the same period in 2012.  The increase was primarily due to an increase in additions to oil and gas properties of $3.5 million.

Cash provided by financing activities for the six months ended June 30, 2013 was $52.0 million as a result of net proceeds from the Private Placement during the first quarter of 2013.  Cash provided by financing activities for the six months ended June 30, 2012 was $2.0 million as a result of a draw on the Facility Agreement in January 2012.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Actual results could differ materially from those projected in such forward-looking statements. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include: the preliminary nature of well data, including permeability and gas content; there can be no assurance as to the volume of gas that is ultimately produced or sold from our wells; the fracture stimulation program may not be successful in increasing gas volumes; due to limitations under Chinese law, we may have only limited rights to enforce the Gas Sales Agreement, to which we are an express beneficiary; additional wells may not be drilled, or if drilled may not be timely; additional pipelines and gathering systems needed to transport our gas may not be constructed, or if constructed may not be timely, or their routes may differ from those anticipated; the pipeline and local distribution/compressed natural gas companies may decline to purchase or take our gas (although the Gas Sales Agreement with the pipeline is a “take or pay” contract), or we may not be able to enforce our rights under definitive agreements with pipelines; conflicts with coal mining operations or coordination of our exploration and production activities with mining activities could adversely impact or add significant costs to our operations; if required, the MofCom may not approve on a timely basis or at all, the extension of the Qinnan PSC or, if so, on commercially advantageous terms; our Chinese partner companies or the MofCom may require certain changes to the terms and conditions of the Shouyang or Yunnan PSCs in conjunction with their approval of any extension of the exploration period, including reductions in acreage or a reduction in the term of the extension for the exploration period; our lack of operating history; limited and potentially inadequate management of our cash resources; risk and uncertainties associated with exploration, development and production of CBM; our inability to extract or sell all or a substantial portion of our estimated CBM resources; we may not satisfy requirements for listing our securities on a securities exchange; expropriation and other risks associated with foreign operations; disruptions in capital markets affecting fundraising; matters affecting the energy industry generally; lack of availability of oil and gas field goods and services; environmental risks; drilling and production risks; changes in laws or regulations affecting our operations, as well as other risks described in our filings with the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in RMB and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. In June 2010, China announced that it would gradually allow the RMB to float against the U.S. Dollar and, as a result, the Chinese currency is expected to slowly appreciate with respect to the U.S. Dollar. All of our costs to operate our Chinese offices are paid in RMB. Our exploration costs in China may be incurred under contracts denominated in RMB or U.S. Dollars. As of June 30, 2013, the U.S. Dollar ($) to RMB (¥) appreciated slightly at an exchange rate of about $1 to ¥6.17, compared to an exchange rate of $1 to ¥6.31 at June 30, 2012. If the RMB appreciates with respect to the U.S. Dollar, our costs in China may increase. To date we have not engaged in hedging activities to hedge our foreign currency exposure. In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk. If the RMB appreciates by 10% during the second quarter of 2013, our costs would increase by approximately $0.5 million. If the RMB depreciates by 10%, it is estimated that our costs would be approximately $0.4 million lower in the second quarter of 2013.

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

Risks Relating to Our Business

We have a limited source of revenue.

We will not generate material revenues from our existing properties until we have successfully completed exploration and development, and started meaningful production of CBM. Although we have had some sales under the Gas Sales Agreement since early first quarter of 2011, we are not able to predict exactly when we will recognize significant revenues. Although SPG has completed its pipeline, which runs within 2 kilometers of our 1H Pilot Area and is being used to transport CBM sold pursuant to the Gas Sales Agreement and in-field gathering system and compression equipment were connected to the pipeline in early January 2011, we have not yet achieved significant production in the Shouyang Block. Our ability to realize material revenues from any producing wells may be impaired until production increases significantly in the Shouyang Block and additional pipelines or facilities are built out or arrangements are made to deliver a higher level of production to market. Additionally, no facilities exist to transport or process CBM near our Yunnan Province project.

We must obtain additional capital in order to continue our operations.

As discussed above, we are not able to predict exactly when we will recognize significant revenues. Further, we experienced a 39% decline in gas sales in the second quarter of 2013 due to intermittent power outages and temporary pressure issues with the pipeline into which our gas is sold. Although these issues have now been resolved, we expect to experience operating losses and negative cash flow until production levels in the Shouyang Block increase sufficiently, which will require the drilling and completion of a significant number of productive wells.

Management will continue to seek to secure additional capital to continue operations and to meet future expenditure requirements necessary to retain our rights under our PSCs. In addition to the Notes issued in the Private Placement and subject to the Indenture, management may seek to secure additional capital by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets or by obtaining debt, reserve based, project or equity-related financing. However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through debt, reserve based, project or equity-related financing. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult or impossible. In particular, any transfer of our rights under any PSC will require the approval of our Chinese partner company. There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer. The ongoing global financial crisis has created liquidity problems for many companies and financial institutions, and international capital markets have stagnated, especially in Europe. A continuing downturn in these markets could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through the sale of our securities or otherwise. The ongoing crisis has created a difficult environment in which to negotiate and consummate a transaction. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt, reserves based, project or equity related financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price.

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

As of June 30, 2013, on a consolidated basis, we had total senior secured indebtedness outstanding of approximately $81.0 million, consisting of $60.0 million aggregate principal amount of the Notes due 2016 and approximately $21.0 million aggregate principal amount under Facility Agreement with SCB plus related accrued interest on such amounts. Subject to the restrictions in the Indenture governing the Notes and in the Facility Agreement, we may incur additional indebtedness. In addition, the Notes provide for PIK interest, which will add to the aggregate principal amount outstanding on each interest payment date in which we are required or elect to pay PIK interest. Our high level of indebtedness could have important consequences for an investment in us and significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
April 2013	20,436	$0.44	-	-

Total	20,436		-	-

Warrant Issuance

On May 15, 2013, the Company issued warrants (the “Knight Warrants”) to Knight Capital Americas, LLC (“Knight”).  The Knight Warrants were issued pursuant to the exemption provided by Section 4(a)(2) of the Securities Act in return for services provided by Knight in connection with the Private Placement.  The Knight Warrants were earned upon the closing of the Private Placement on January 15, 2013.  The Knight Warrants provide the holders the right to purchase up to 1,500,000 shares of FEEC common stock at an exercise price of $0.085 per share, subject to adjustments described below. The Knight Warrants are exercisable at any time after issuance and will expire at 5:00 p.m., New York City time, on December 31, 2017.  The Knight Warrants have anti-dilution provisions specified in the Warrant Agreement, dated May 15, 2013 but effective as of January 15, 2013 (the “Knight Warrant Agreement”), between FEEC and Continental Stock Transfer & Trust Company, as warrant agent, including, but not limited to, adjustments for (i) stock splits, reverse stock splits and stock dividends, (ii) the issuance of rights, options, warrants or convertible or exchangeable securities at a price per share less than the current market value of FEEC common stock at the record date therefore, (iii) certain distributions of cash, evidence of indebtedness or other property or assets to holders of any class of common stock, (iv) certain reclassifications, consolidations, mergers or sales of assets of FEEC and (v) certain issuances or sales, or deemed issuances or sales, of shares of common stock for an effective price below the then-effective exercise price of the Knight Warrants or for an effective price greater than the then-effective exercise price but less than or equal to $0.425 per share, subject to adjustment, or for an effective price greater than $0.425, subject to adjustment, but less than the current market price per share at the time of such issuance or sale.

The holders of the Knight Warrants are entitled to certain registration rights set forth in the Registration Rights Agreement, dated May 15, 2013 but effective as of January 15, 2013 (the “Knight Registration Rights Agreement”), between FEEC and Knight.  Under the Knight Registration Rights Agreement, FEEC will file a registration statement (the "Primary Registration Statement") on the appropriate form with the SEC to register under the Securities Act the resale of the shares of common stock issuable upon exercise of the Knight Warrants within 210 days after January 15, 2013 and will use its best efforts to cause the Primary Registration Statement to be declared effective by the SEC under the Securities Act within 360 days after January 15, 2013 (or within 390 days after January 15, 2013 if FEEC receives comments on the Primary Registration Statement from the SEC). In addition, the holders of common stock underlying the Knight Warrants will have "piggyback" registration rights for the resale of such shares of common stock.

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

Far East Energy Corporation

U/s/ Michael R. McElwrath U
Michael R. McElwrath
Chief Executive Officer and President
(Principal Executive Officer)

U/s/ Jennifer D. WhitleyU
Jennifer D. Whitley
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  August 7, 2013

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
4.1 †
Warrant Agreement, dated May 15, 2013 but effective as of January 15, 2013, between Far East Energy Corporation and Continental Stock Transfer and Trust Company, as warrant agent (including form of warrant).

10.1 †	Registration Rights Agreement, dated May 15, 2013 but effective as of January 15, 2013, between Far East Energy Corporation and Knight Capital Americas, LLC.
31.1 †	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 †	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
32.2**	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
____________
**	Furnished herewith
†	Filed herewith