Form 10-K/A
period 2012-12-31
FAR EAST ENERGY CORP
filed 2013-11-05
CIK 1124024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the 2013 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K (the "Annual Report") of Far East Energy Corporation (the "Company") for the fiscal year ended December 31, 2012 (the "Original Filing"), originally filed on March 18, 2013, as amended by Amendment No. 1, filed on March 21, 2013 ("Amendment No. 1"), and Amendment No. 2, filed on April 30, 2013 ("Amendment No. 2"). We are filing this Amendment No. 3 to correct certain omissions from the certifications under Section 302 of the Sarbanes-Oxley Act of 2002 filed with Amendment No. 1. Accordingly, Item 15 of Part IV has been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing, Amendment No. 1 and Amendment No. 2. Each continues to speak as of the date of its filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the date of its filing. In this Amendment No. 3, unless the context indicates otherwise, the terms "Company," "we," "us," and "our" refer to Far East Energy Corporation and its subsidiaries.

FAR EAST ENERGY CORPORATION

i

PART I

ITEM 1. BUSINESS

General

We were incorporated in Nevada on February 4, 2000. In January 2002, we renamed our company Far East Energy Corporation and changed our focus to exploring, developing, producing and selling coalbed methane gas ("CBM"). Throughout this Annual Report on Form 10-K, the terms "Far East Energy," "Far East," "we," "the Company," "us," "our" and "our company" refer to Far East Energy Corporation and its subsidiaries. References to FEEB refer to Far East Energy (Bermuda), Ltd., our principal operating subsidiary. References to "China" and "PRC" are references to the People's Republic of China. References to the "MofCom" are references to the Chinese Ministry of Commerce, the principal regulatory authority with oversight responsibility for our production sharing contracts. References to the "MLR" are references to the Chinese Ministry of Land and Resources, the principal regulatory authority for the exploration, development and production of oil and gas resources in China. References to "CUCBM" are references to China United Coalbed Methane Company, Ltd, and references to "CNPC" are references to China National Petroleum Company. Throughout this Annual Report on Form 10-K, we use the term "our Chinese partner company" when referring to CUCBM and CNPC/PetroChina, as applicable. Today, the operations of our company and its subsidiaries concentrate on CBM exploration and development in the Shanxi Province in northern China and Yunnan Province in southern China. Our goal is to become a recognized leader in CBM property acquisition, exploration, development and production in China. Our principal headquarters office is located at 363 North Sam Houston Parkway East, Suite 380, Houston, Texas 77060. Our main office in China is located in Beijing.

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

On November 28, 2011, FEEB entered into a Facility Agreement, as borrower, with Standard Chartered Bank ("SCB"), as lender, and the Company, as guarantor (the "Facility Agreement"). The Facility Agreement provided for a $25 million credit facility to be used for project costs with respect to the Shouyang Area, finance costs and other general corporate purposes approved by SCB.  The Facility Agreement had an initial 9-month term and was subsequently extended. At December 31, 2012, the Facility Agreement was drawn in full.

On January 14, 2013, the Company sold senior secured notes of FEEB (the "Notes") and warrants to purchase common stock of FEEC (the "Warrants") to certain institutional investors for $60,000,000 of gross proceeds in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(a)(2) thereof and Regulation S thereunder (the "Private Placement"). The Private Placement closed on January 15, 2013.

On January 15, 2013, the Company entered into the Fifth Amendment to the Facility Agreement, dated November 28, 2011 (the "Fifth Amendment"), among FEEC, FEEB and Standard Chartered Bank, to provide for the extension of the maturity date thereof until January 15, 2014. The Fifth Amendment was subject to the repayment of $4.125 million of the outstanding principal amount and the repayment of $0.7 million of capitalized interest. The total amount of outstanding principal and capitalized interest under the Facility Agreement prior to the repayment of such amount was $25.8 million (which includes $125,000 borrowed on January 11, 2013). In addition, accrued interest, amendment fees and certain transaction expenses were paid at closing out of the gross proceeds of the Private Placement. As of January 15, 2013, the amount remaining owed under the Facility Agreement was $21.0 million. After taking into account the amounts paid pursuant to the Fifth Amendment and transaction fees and expenses incurred in connection with the Fifth Amendment and the Private Placement, the net proceeds to the Company of the Private Placement were $52.0 million.

As modified to date, the exploration period of the Yunnan PSC runs to December 31, 2013. See "Yunnan PSC."

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

Permeability. CBM production requires that the coal have sufficient permeability. Permeability is the ability of a substance to allow another substance to pass through it. Permeability in coal is primarily created by naturally occurring fractures, which are commonly referred to as cleats. Permeability is largely based upon how many cleats the coal has and how close they are to each other. The more cleats the coal has, the better the coal's permeability and the greater the opportunity to retrieve the adsorbed CBM. Tectonic fracturing and artificial fracture stimulation can also contribute greatly to permeability. Reservoirs with high permeability have a higher propensity for strong gas production than less permeable reservoirs. The same permeability that can contribute to strong gas production also initially allows more water to flow through the coal. Thus, coal seams with higher permeability often take significantly longer time to dewater than lower permeability coal seams. Once sufficient water is produced, higher permeability normally allows wells to maintain higher production rates for longer periods and enables higher gas recoveries with fewer wells.

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

Our Holdings and Activities in the People's Republic of China

Overview. In June 2003, we entered into two amendments to certain farmout agreements and assignment agreements with Phillips China, Inc., a subsidiary of ConocoPhillips ("Phillips"), pursuant to which we acquired a 40% net undivided interest from Phillips in the Shouyang and Qinnan PSCs between Phillips and CUCBM for Shanxi Province. CUCBM is a joint venture between China National Coal Group Corp. and China National Offshore Oil Corporation ("CNOOC"), both state-owned entities. The assignment agreements and related amendments to the farmout agreements substituted us for Phillips as the principal party and operator for the projects under the PSCs. These assignment agreements were approved by CUCBM on March 15, 2004, and ratified by the MofCom on March 22, 2004. The term of each of the Shouyang and Qinnan PSC consists of an exploration period, a development period and a production period. The exploration period is divided into three phases called Phase I, Phase II, and Phase III. Pursuant to the farmout agreements with Phillips, Phillips retained a participation interest of 30% with a right to convert such interest to an revenue interest. Upon our election to enter Phase III of the exploration periods in the Shouyang PSCs in June of 2006, Phillips elected to convey its remaining 30% participating interest to us and to receive an interest of 5% of revenues from production from our participating interest, not to exceed 3.5% of the total participating interest.

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

As of January 31, 2013, there were a total of 70 and 67.9 gross and net productive wells, respectively, after giving effect to CUCBM's right to make participating elections in the Shouyang Block as if made on such date. Additionally, since inception through the end of January 2013, one well has been abandoned in the Shouyang Block.

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

(2) Within the gas production costs, items which were denominated in Chinese Renminbi ("RMB") were converted into U.S. Dollars by using the exchange rate as of the date of invoice.

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

In exchange for CUCBM's election to forego its participation rights, we elected to forgo our rights to approximately 8,673 acres (35.1 square kilometers) of the original Shouyang PSC, which had also been certified by the MLR, allowing CUCBM to proceed independently at its sole risk to develop this area. We believe that this is an advantageous arrangement for us because it provides us with a 100% participating interest (subject to a net 3.5% revenue interest held by Phillips) in the approximately 15,988 acre (approximately 64.7 square kilometer) area, which contains all of the wells in the 1H Pilot Area (the area of our current CBM sales) and the planned expansion thereof. With respect to the remaining approximately 393,837 acres (1,593.8 square kilometers), CUCBM maintains the right to elect up to a 30% participating interest upon completion of certain milestones, and we retain the remaining participating interest in the contract area, subject to the 3.5% revenue interest held by Phillips.

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

The key certification is that the identified development area contains verifiable/recoverable CBM resources that can be extracted in a commercially economic manner to the standards and guidelines set forth in the Specifications for Coalbed Methane Resources/Reserves (DZ/T0216-2010) (the "CBM Specifications") promulgated by the MLR.

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

On June 12, 2010, CUCBM and SPG executed the Gas Sales Agreement through which CBM produced at the Shouyang Block is sold. Pursuant to the Gas Sales Agreement, for which we are an express beneficiary, SPG is initially required to purchase up to 300,000 cubic meters (10.584 MMcf) per day (the "Daily Volume Limit") of CBM produced on the Shouyang Block on a take-or-pay basis, with the purchase of any quantities above such amount to be negotiated pursuant to a separate agreement. The Gas Sales Agreement obligates SPG to commit to having demand capacity to accept up to at least 1 million cubic meters (approximately 35 MMcf) of CBM per day from the Shouyang Block by 2015 but does not obligate FEEB or CUCBM to sell gas in excess of the Daily Volume Limit. The term of the Gas Sales Agreement is 20 years.

In September 2011, SPG completed the construction of additional gathering lines in the 1H Pilot Area. Currently, we have 54 wells connected to the gathering lines in the 1H Pilot Area. Gas sales volume, net to the Company, during 2012 was 260.4 MMcf compared to 140.9 MMcf in 2011.

The price received from SPG for CBM under the Gas Sales Agreement was 1.20 RMB per cubic meter (or $5.38 per Mcf, inclusive of $0.62 for VAT and $0.08 for provincial taxes, based on the December 31, 2012 exchange rate, excluding the effect of any applicable subsidies) until June 12, 2011 and thereafter the price was subject to change based on the parties' agreement in accordance with market economic principles. The 1.20 RMB per cubic meter price continues to apply at this time. The VAT portion of the sales price is refundable to the Company.

Additionally, enacted Chinese government and Shanxi provincial subsidies equal 0.20 RMB and 0.05 RMB per cubic meter, respectively, for a total of 0.25 RMB per cubic meter. The price received by CUCBM and FEEB, including subsidies for gas sales is 1.45 RMB per cubic meter. This equates to approximately $6.50 per Mcf at exchange rates as of December 31, 2012. The Gas Sales Agreement also provides for price adjustments in accordance with changes to the published Chinese national natural gas price and annual price adjustments based on the parties' mutual agreement. If the parties do not agree on a new price, the then-current price shall continue in effect and either party may seek to resolve any pricing dispute pursuant to arbitration.

Work programs are being carried out to achieve three primary goals: (i) to expand the area in the 1H Pilot Area to increase gas production, (ii) to determine the optimal approach to minimize costs and maximize CBM recovery and (iii) to add appraisal wells, spaced at intervals of several kilometers across the entire Shouyang Block to help delineate the geographic extent of the high permeability and high gas content located in the area. We refer to an "appraisal well" as a CBM well drilled outside of the 1H Pilot Area to determine the physical extent of commercially attractive parameters of the coal (such as high gas content, high permeability and good coal thickness), as well as to contribute to the identification of reserves.

We believe that the addition of production wells in the 1H Pilot Area and the addition of appraisal wells throughout the Shouyang Block could add substantially to proved and probable reserves. The following discussion regarding our drilling activity involves the drilling of wells that constitute "exploratory wells," as such term is defined in Rule 4-10(a)(13) of Regulation S-X.

One deviated well and two vertical wells were spudded during 2012. Two reached total depth in 2012 and the third well reached total depth shortly after the commencement of 2013. Additionally, two wells spudded in 2011 reached total depth in 2012.

In the Shouyang Block, as of January 31, 2013, the productive well count was 70 and 67.9 gross and net productive wells, respectively, after giving effect to CUCBM's right to make participating elections in the Shouyang Block as if made on such date. Additionally, since inception through January 31, 2013, one well has been abandoned in the Shouyang Block.

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

Because there are no pipelines currently in the immediate vicinity of the Yunnan Province projects, our ability to sell CBM produced on these projects to communities outside the general area will be contingent upon a gas pipeline, compressed natural gas ("CNG") facility or other offtake vehicle being built within close proximity to our project area. We have learned that CNPC has undertaken a pipeline construction project, with support from the Yunnan provincial government, to extend the Myanmar-China natural gas pipeline to pass through the city of Kunming, then move eastward through the city of Qujing, and finally go to Guizhou Province in the east. We believe that the construction, which would lay pipelines closer to our projects in the Yunnan Block, would help reduce the costs for CBM offtake from our projects and increase our ability to eventually deliver gas to consumers. If CUCBM elects a 40% participation interest in our Yunnan Province projects, our costs would be reduced accordingly.

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

Qinnan PSC. The exploration period of the Qinnan PSC in Shanxi Province expired on June 30, 2009, and we cannot continue our exploration activities in the Qinnan Block without an extension or a new PSC. We are continuing to pursue an extension of the exploration period of the Qinnan PSC, but we cannot be optimistic at this time. The Company believes the underlying exploration period should be extended due to events beyond its reasonable control, namely the lengthy transfer of rights taking place from CUCBM to CNPC. At our Chinese partner's request, we have provided certain operational and financial information about our Company to assist them in the decision making process as to whether to recognize an extension of the exploration period in Qinnan. PetroChina has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008. We have also provided to PetroChina at their request our work plan for 2010 for Qinnan. In January 2011, we received a formal notice from CNPC that it has purportedly received all Chinese approvals with respect to the transfer of CUCBM's interest to it, and subsequently to its wholly owned affiliate PetroChina. CNPC also requested we execute a modification agreement to confirm PetroChina as our Chinese partner company for the Qinnan PSC. In negotiations with CUCBM and PetroChina related to this request, we have endeavored to negotiate an assignment agreement that would reflect the transfer of interest to CNPC while CNPC and PetroChina would acknowledge delays that were incurred by virtue of FEEB not having, for an extended period of time, an official Chinese partner that had the capacity or authority under the Qinnan PSC to work with us.

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

The exploration and production of CBM in China is regulated by and affected by the policies of multiple administrative bodies including the National Development and Reform Commission ("NDRC"), the MofCom, the MLR, CNPC and CUCBM. The Mineral Resources Law and the related regulations are the primary source of law governing the exploration and production of coalbed methane in China.

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

This partnership relationship is administered and delineated in whole or part through the PSC. In the PSCs, our Chinese partner company represents that it has full authority to contract with foreign investors for the purpose of exploring and producing CBM. Because only a Chinese party can hold an exploration license for CBM, the Chinese partner applies to the MLR for the exploration licenses on behalf of foreign investors. In operating under each PSC, our primary interaction with the Chinese government is with our Chinese partner and the JMC that administers our PSC. Each PSC has its own JMC. The JMC consists of members of our management team and representatives of our Chinese partner company and it meets on a periodic basis to, among other things, discuss and make decisions concerning our exploration and development progress and plans, including budgets and capital expenditure commitments. Under the terms of the PSCs, we must obtain the Chinese partner company's consent to certain actions, including the transfer of any rights under the PSCs. Additionally, the PSCs authorize us to sell CBM directly into the market but our marketing efforts may be limited by certain Chinese regulations that require companies to have a permit not generally available to foreign companies to sell gas in certain Chinese localities.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Actual results could differ materially from those projected in such forward-looking statements. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include: the preliminary nature of well data, including permeability and gas content; there can be no assurance as to the volume of gas that is ultimately produced or sold from our wells; the fracture stimulation program may not be successful in increasing gas volumes; due to limitations under Chinese law, we may have only limited rights to enforce the Gas Sales Agreement, to which we are an express beneficiary; additional wells may not be drilled, or if drilled may not be timely; additional pipelines and gathering systems needed to transport our gas may not be constructed, or if constructed may not be timely, or their routes may differ from those anticipated; the pipeline and local distribution/compressed natural gas companies may decline to purchase or take our gas (although the Gas Sales Agreement with the pipeline is a "take or pay" contract), or we may not be able to enforce our rights under definitive agreements with pipelines; conflicts with coal mining operations or coordination of our exploration and production activities with mining activities could adversely impact or add significant costs to our operations; the MofCom may not approve on a timely basis or at all, the extension of the Qinnan PSC or, if so, on commercially advantageous terms; our Chinese partner companies or the MofCom may require certain changes to the terms and conditions of the Shouyang or Yunnan PSCs in conjunction with their approval of any extension of the exploration period, including reductions in acreage or a reduction in the term of the extension for the exploration period; our lack of operating history; limited and potentially inadequate management of our cash resources; risk and uncertainties associated with exploration, development and production of CBM; our inability to extract or sell all or a substantial portion of our estimated CBM resources; we may not satisfy requirements for listing our securities on a securities exchange; expropriation and other risks associated with foreign operations; disruptions in capital markets affecting fundraising; matters affecting the energy industry generally; lack of availability of oil and gas field goods and services; environmental risks; drilling and production risks; changes in laws or regulations affecting our operations, as well as other risks described in our filings with the SEC.

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

Management will continue to seek to secure additional capital to continue operations and to meet future expenditure requirements necessary to retain our rights under our production sharing contracts ("PSCs"). In addition to the notes issued in the January private placement and subject to the indenture, management may seek to secure capital by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets or by obtaining debt, project or equity-related financing. However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through debt, project or equity-related financing. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult or impossible. In particular, any transfer of our rights under any PSC will require the approval of our Chinese partner company. There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer. The ongoing global financial crisis has created liquidity problems for many companies and financial institutions, and international capital markets have stagnated, especially in the United States and Europe. A continuing downturn in these markets could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through the sale of our securities or otherwise. The ongoing crisis has created a difficult environment in which to negotiate and consummate a transaction. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt or equity- related financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price.

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

As of January 15, 2013, on a consolidated basis, we had total senior secured indebtedness outstanding of approximately $81.0 million, consisting of $60.0 million aggregate principal amount of our senior secured notes due 2016 and approximately $21.0 million aggregate principal amount under our facility agreement with Standard Chartered Bank. Subject to the restrictions in the indentures governing the secured notes and in the facility agreement, we may incur additional indebtedness. In addition, our senior secured notes provide for PIK interest, which will add to the aggregate principal amount outstanding on each interest payment date in which we are required or elect to pay PIK interest. Our high level of indebtedness could have important consequences for an investment in us and significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

•	make it more difficult for us to satisfy our financial obligations under our indebtedness and our contractual and commercial commitments and increase the risk that we may default on our debt obligations;

•	prevent us from raising the funds necessary to repurchase senior secured notes tendered to us if there is a change of control or in connection with an excess cash flow offer, asset sale offer or insurance proceeds offer, which would constitute a default under the indenture governing the notes;

•	require us to use a substantial portion of our cash flow from operations or from additional indebtedness or equity capital raises to pay interest and principal on the facility agreement and the senior secured notes, which would reduce the funds available for working capital, capital expenditures and other general corporate purposes;

•	limit our ability to obtain additional financing for additional drilling, working capital, capital expenditures, acquisitions and other investments, or general corporate purposes, which may limit our ability to execute our business strategy;

•	heighten our vulnerability to downturns in our business, our industry or in the general economy and restrict us from exploiting business opportunities or making acquisitions;

•	place us at a competitive disadvantage compared to those of our competitors that may have proportionately less debt;

•	limit management's discretion in operating our business; and

•	limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy.

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

We will not generate material revenues from our existing properties until we have successfully completed exploration and development and increased production of CBM. Although we have commenced sales under the Gas Sales Agreement, we are not able to predict exactly when we will recognize significant revenues. Gas sales volume, net to the Company, during 2012 was 260.4 MMcf compared to 140.9 MMcf in 2011. Additionally, no facilities exist to transport or process CBM near our Yunnan Province projects. Our ability to realize significant revenues from any producing wells in Yunnan may be impaired until additional pipelines or compressed natural gas ("CNG") facilities are built out or arrangements are made to deliver our production to market.

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

CNPC, our Chinese partner company in the Qinnan PSC, has operations in various countries subject to U.S. export or asset controls. We depend on CNPC, as the holder of the exploration license for CBM, to allow us to operate our Qinnan Block. We are aware of certain organizational and investor efforts to persuade PetroChina, the reporting subsidiary of CNPC in the U.S., to end its business contacts, direct or indirect, with certain countries, including Iran and Sudan, and that investors have divested PetroChina's securities because of such ties. Iran and Sudan have been designated by the U.S. as state sponsors of terrorism. To date, we have detected no adverse investor sentiment regarding our contractual relationship with CNPC, no reluctance to invest because of such relationship and no desire or intent to divest our securities because of such relationship. Nevertheless, in light of the aforementioned organizational and investor efforts regarding PetroChina, we may suffer an adverse impact on our reputation as a result of our relationship with CNPC.

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

Our Chinese partner companies control, to a significant extent, the volume of our net production through their status as our sole agent for sales of CBM and the influence they have over the management of the three CBM blocks through the respective joint management committees ("JMCs"). If our net production or sales of CBM decreases or if collections and remittances of accounts receivable are impaired, our business, financial condition and results of operations may be materially and adversely affected.

Under the terms of our PSCs, all assets purchased, installed and constructed under the PSCs will eventually become the property of our Chinese partner companies, which could have a material adverse effect on our ability to satisfy our obligations.

Under the terms of the PSCs and in compliance with PRC law, all of the assets purchased, installed and constructed under the PSCs will change ownership after the earlier of (i) full recovery by the foreign contractors of their development costs or (ii) expiration of the PSCs. Before either of these occurrences, we and our Chinese partner companies jointly control the assets under the PSCs and neither we nor our Chinese partner companies can dispose of assets at our or their sole discretion. The ownership of assets during this period is not explicitly defined in the PSCs. After either of these occurrences, our Chinese partner companies will own all of the assets purchased, installed or constructed under the PSCs. Our assets under the PSCs therefore are not under our sole control and may not be available for sale, transfer, encumbrance or other disposition by us without our Chinese partner companies' approval or at all, which could have a material adverse effect on our ability to satisfy our obligations to our creditors and our shareholders.

We must obtain an extension for our Qinnan Production Sharing Contract to continue our operations in the

Qinnan Area in Shanxi Province.

The exploration period of the Qinnan PSC in Shanxi Province expired on June 30, 2009, and we cannot continue our exploration activities in the Qinnan Block without an extension or a new PSC. We are continuing to pursue an extension of the exploration period of the Qinnan PSC and have asserted claims of force majeure pursuant to the terms of the Qinnan PSC, but we cannot be optimistic at this time. We believe the underlying exploration period should be extended due to events beyond our reasonable control, namely the lengthy transfer of rights taking place from CUCBM to CNPC's wholly owned subsidiary PetroChina. At CNPC's request, we have provided certain operational and financial information about us to assist them in the decision making process as to whether to recognize an extension of the exploration period in Qinnan. CNPC has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008. We have also provided to CNPC at their request our work plan for 2010 for Qinnan. In January 2011, we received a formal notice from CNPC that it has purportedly received all Chinese approvals with respect to the transfer and has requested that we execute a modification agreement to confirm PetroChina as our Chinese partner company for the Qinnan PSC, as a direct assignee from CNPC. In negotiations with CUCBM and PetroChina related to this request, we have endeavored to negotiate an assignment agreement that would reflect the transfer of interest to CNPC, while CNPC and/or PetroChina would acknowledge delays that were incurred by virtue of the issuer not having, for an extended period of time, an official Chinese partner that had the capacity or authority under the Qinnan PSC to work with us. Because of the inability to hold a formal JMC meeting or to have the effective involvement of our Chinese partner company, we believe that our efforts to continue CBM operations in the Qinnan Block have been materially hindered. We continue to discuss this situation with CUCBM and PetroChina, and as recently as January 2012 have submitted a notice of force majeure in accordance with the Qinnan PSC. There has been no formal acknowledgment of our claim of force majeure or our efforts to finalize the transfer agreement from CUCBM to PetroChina. There can be no assurance that we will be successful in extending the exploration period of the Qinnan PSC or that a new PSC will be granted, and we cannot be optimistic at this time. Additionally, in connection with obtaining this extension or a new PSC, we may be required to commit to certain expenditures or to modify the terms or respective ownership interests and/or acreage in the applicable PSC. However, if we are unable to secure sufficient funds to commit to these expenditures, it may adversely affect our ability to extend the Qinnan PSC.

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

Our cash and cash equivalents are liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with reputable major financial institutions in deposit accounts and U.S. government securities money market accounts. Deposits with these institutions exceed the Federal Deposit Insurance Corporation's insurance limits or similar limits in foreign jurisdictions. If one or more of these institutions are unable to honor our withdrawal requests or redeem our shares in our deposit or money market accounts as a result of the institution's financial condition, fraud, embezzlement or otherwise, it could have an adverse effect on our business, financial condition and results of operations. We are not engaged in any foreign currency hedging activities.

Risks Relating to Our Operations in China

No facilities presently exist to transport or process CBM near our Yunnan Province project, and, although a pipeline connects to our Shouyang Block, we have limited rights under Chinese law to enforce SPG's obligations under the Gas Sales Agreement, which governs that pipeline.

The marketability of any CBM production depends, in part, upon the availability, proximity and capacity of pipelines, gas gathering systems and processing facilities. We may transport our CBM through pipelines or by compressing or liquefying the CBM for transportation.

Pipelines in Shanxi Province. Currently, two national trunklines, one to Beijing and one to Shanghai, traverse China in proximity to our Shanxi Province projects. Additionally, there are two intra-provincial pipelines that pass within 1 to 2 kilometers of our 1H Pilot Area. Under the Gas Sales Agreement, SPG has begun to purchase gas from the Shouyang Block after the completion of the pipeline, which runs from the Shanjing II pipeline (that runs from Western China to Beijing) to within 2 kilometers of our initial 1H Pilot Area in the Shouyang Block, and then on to the Taiyuan area. The connecting pipeline is complete, and we have installed an in-field gathering system and compression facilities to increase the gas pressure to the pressure required for delivery. Gas sales began shortly after completion of the gathering system and compression facilities. Although we are express beneficiaries of the Gas Sales Agreement, we may have limited rights under Chinese law to enforce SPG's obligations under the agreement without the cooperation of CUCBM. We cannot guarantee the volumes of gas that may be sold under the Gas Sales Agreement. Costs associated with the Shouyang PSC as well as proceeds and subsidies from gas sales under the Gas Sales Agreement are allocated between us and CUCBM in accordance with our participating interest. There can be no assurance that such government subsidies will continue or that they will be paid in a timely manner upon commencement of gas sales.

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

CBM operations such as ours are subject to a significant number of licenses, permits and approvals in the PRC, such as those relating to environmental protection and work safety. In particular, our projects and any expansion plans are subject to extensive governmental review and approval. Our ability to continue to conduct our existing operations and to successfully implement our expansion strategies is dependent upon our obtaining, maintaining and renewing, where necessary, the relevant regulatory approvals under PRC law. We are also dependent on our Chinese partner companies' ability to obtain governmental approvals and licenses. These approvals include, but are not limited to, environmental approvals, workplace safety approvals, land use rights and approvals from the State Administration of Foreign Exchange. If we or our Chinese partner companies fail to obtain or renew such approvals on a timely basis or at all, we may be subject to fines, ordered to take corrective measures, or subject to other administrative penalties. We may even be prohibited from continuing or expanding our operations due to such failure to obtain or renew such approvals, and we may have to expend considerable time and costs in order to sustain our business.

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

Our future revenues, profitability and growth as well as the carrying value of our oil and gas properties depend to a large degree on prevailing oil and gas prices. Our ability to borrow additional funds and to obtain additional equity funding on attractive terms also substantially depends upon oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for oil and gas, uncertainties within the market and a variety of other factors beyond our control. These factors include weather conditions in China, the condition of the Chinese economy, the activities of the Organization of Petroleum Exporting Countries, governmental regulation, including deregulation of the natural gas market, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternative fuel sources. Prices for oil and natural gas have been and are likely to remain extremely unstable. The Chinese government has recently adopted a new policy with a view to de-regulating the natural gas market. On December 26, 2011, the National Development and Reform Commission issued the Notice on the Trial Reform of Natural Gas Pricing Mechanism in Guangdong and Guangxi (the "Notice") as a first step effort to de-regulate China's gas pricing regime. Under the Notice, Guangdong and Guangxi have been selected to implement the new pricing scheme as a pilot program and if this pilot program works well, it will probably roll out across the country. Pursuant to the Notice, the benchmark price is the ex-factory gas price in the Shanghai market. In calculating the benchmark price, the price of two types of alternative resources oil and LNG is taken into account. The ex-factory gas price to be adopted in Guangdong and Guangxi should be calculated by reference to the Shanghai benchmark price. The Notice sets a ceiling for the ex-factory price for Guangdong and Guangxi, being 2.74 RMB cubic meters (roughly equivalent to US $12.28 McF) in Guangdong and 2.57 RMB cubic meters (roughly equivalent to US $11.52 McF) in Guangxi based on the December 31, 2012 exchange rate. Under such ceilings, the suppliers and purchasers are free to negotiate and determine the actual purchase price. The Notice further sets out that the ex-factory price for unconventional gas such as shale gas and CBM will be set according to the market demand. Also in December 2011, the National Development and Reform Commission and the National Resources Bureau jointly issued the Twelfth Five-Year Plan for Coal-Bed Methane Development and Usage, which lays down the Chinese government's focus on the development of CBM projects in 2015-2020.

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

The CBM reserve estimates are important data to us for making future development and production plans and estimation of our expected recovery of operating costs incurred and profit-sharing oil. The CBM reserve data in this report are only estimates. The reliability of reserve estimates depends on the following factors, some of which are beyond our control and may fluctuate or prove to be incorrect over time:

•	the quality and quantity of technical and economic data;

•	the prevailing gas prices applicable to our net production;

•	the production performance of the reservoirs;

•	estimation of future costs;

•	extensive engineering judgments; and

•	consistency in the PRC government's gas policies.

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

On February 28, 2013, we had 500 million shares of common stock authorized, of which approximately 346.4 million shares of common stock were issued and outstanding. As of February 28, 2013, of the issued and outstanding shares, 6.7 million, or 1.9%, were "restricted stock" subject to resale restrictions. These shares of restricted stock will be available for trading in the future, so long as all the requirements of Rule 144, promulgated under the Securities Act are met or if such shares are registered for resale. Additionally, as of February 28, 2013, we had another 86.9 million shares of common stock subject to options and warrants, which may be issued in the future upon exercise of the applicable options and warrants.

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

Our board of directors has the authority, without further action by the stockholders, to issue up to 500 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500 million shares of common stock authorized under our charter documents, of which approximately 346.4 million shares were issued and outstanding as of February 28, 2013. The issuance of preferred stock and this right is currently subject to restrictions under our senior secured notes, we may need to do so in the future in connection with capital raising transactions. In addition, we may issue additional shares of common stock or other equity securities, including securities convertible into shares of common stock, in connection with capital raising activities. The issuance of additional common stock, including the effect of certain anti-dilution adjustments in certain of our outstanding warrants, would also have a dilutive impact on our stockholders' ownership interest in our company.

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

For further discussion of our interests in these properties, see the discussion of our production sharing contracts and farmout agreements under "Shouyang PSC" and "Yunnan PSC" contained in Item 1, Business.

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

Financial data is obtained from the Company's accounting records, which are subject to external quarterly reviews, annual audits and their own set of internal controls over financial reporting. All current financial data such as lease operating expenses and production taxes are updated in the reserve database and then analyzed to ensure that they have been entered accurately and that all updates are complete. Once the reserve database has been entirely updated with current information, and all relevant technical support material has been assembled, the Company's independent engineering firm, Resource Investment Strategy Consultants ("RISC") meets with the Company's technical personnel to review field performance and future development plans.  Following these reviews the reserve database and supporting data is furnished to RISC so that they can prepare their independent reserve estimates and final report.  Access to the Company's reserve database is restricted to specific members of the engineering department.

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

Proved reserves are as defined by SEC Rule 4-10(a)(22) of Regulation S-X. Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term "reasonable certainty" implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, our independent petroleum consultant employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. The accuracy of the estimates of our reserves is a function of:

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

FEEC's operations may be subject to various levels of governmental controls and regulations. These controls and regulations may include, but may not be limited to, matters relating to land tenure and leasing, the legal rights to produce hydrocarbons including the granting, extension or termination of production sharing contracts, the fiscal terms of various production sharing contracts, drilling and production practices, environmental protection, marketing and pricing policies, royalties, government subsidies or incentives, various taxes and levies including income tax and are subject to change from time to time. Such changes in governmental regulations and policies may cause the volumes of CBM actually recovered from a proved area and the amounts of revenue actually received from CBM produced in a proved area to differ significantly from the estimated amount of proved reserves set forth in this report.

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

(2) Within the gas production costs, items which were denominated in Chinese Renminbi ("RMB") were converted into U.S. Dollars by using the exchange rate as of the date of invoice.

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

Bruce N. Huff was appointed as the Company's Chief Financial Officer on April 19, 2010 and is currently on a leave of absence from the Company for health reasons. Previously, Mr. Huff served as the Company's Chief Financial Officer from May 2004 until his resignation in September 2007. Prior to joining the Company in 2004, Mr. Huff spent 13 years at Harken Energy Corporation, an oil and gas exploration, development and production company, beginning as Senior Vice President and Chief Financial Officer and eventually becoming the President and Chief Operating Officer in 1998. From October 2007 through October 2008, Mr. Huff served as Chief Financial Officer of Opal Energy Corp, an oil and gas exploration company focusing on natural gas exploration in the Gulf Coast of Texas. He then served as an independent consultant for various oil and gas companies from October 2008 until rejoining the Company in April 2009 as the Company's Vice President – Capital Development, assisting the Company in raising funds for its drilling and exploration programs. He is a graduate of Abilene Christian University and a Certified Public Accountant.

Jennifer D. Whitley was appointed as the Company's interim Chief Financial Officer on February 18, 2013 and performs the duties of the principal financial officer and principal accounting officer of the Company. Previously, Mrs.Whitley served as Director of Finance of the Company. Prior to joining the Company, Mrs. Whitley served as the Chief Financial Officer of Zero Emission Energy Plants Ltd, a mid-stream international energy company focused in Louisiana and China, from 2008 to 2010. From 2006 to 2008, Mrs. Whitley served as the Finance Director of Global Energy Development PLC where she was responsible for management of financial and legal matters, information technology, administration, and public company reporting on the London Stock Exchange for the company's international oil exploration and production operations. Previously, Mrs. Whitley worked at Harken Energy Corporation and on the audit staff of Ernst & Young LLP. Mrs. Whitley serves on the board of Zero Emission Energy Plants Ltd, as well as the board of the Houston Chapter of Financial Executives International. Mrs. Whitley is a graduate of Abilene Christian University and a Certified Public Accountant.

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

ITEM 6. SELECTED FINANCIAL DATA

(In Thousands, Except Per Share Data)

	As of and for the Years Ended December 31,
	2012	2011	2010	2009	2008
Operating Results Data
Operating revenues:
Sales of gas	$1,219	$653	$-	$-	$-
Other, net	425	205	-	-	-
Total operating revenue	1,644	858	-	-	-
Operating expenses:
Exploration costs (1)	5,604	5,967	5,117	4,501	15,283
Leasehold operating expense	5,129	3,873	2,314	1,864	2,900
General and administrative	11,434	9,701	7,076	6,327	4,348
Depreciation, depletion and amortization	1,890	1,045	224	182	171
Total operating expenses	24,057	20,586	14,731	12,874	22,702
Operating loss	(22,413)	(19,728)	(14,731)	(12,874)	(22,702)
Other income (expense):
Interest expense	(4,756)	(678)	(1,135)	(863)	-
Interest income	13	6	5	5	260
Gain on sale of assets	3	(1)	(1)	(5)	-
Foreign currency exchange loss	(7)	(844)	(311)	(18)	(149)
Total other income (expense)	(4,747)	(1,517)	(1,442)	(881)	111
Loss before income taxes	(27,160)	(21,245)	(16,173)	(13,755)	(22,591)
Income taxes	-	-	-	-	-
Net loss	$(27,160)	$(21,245)	$(16,173)	$(13,755)	$(22,591)

Earnings per share: Basic and diluted	$(0.08)	$(0.06)	$(0.07)	$(0.08)	$(0.15)

Financial Position Data
Total assets	$75,082	$95,813	$79,256	$42,404	$39,883
Total liabilities	48,955	43,571	30,134	14,734	4,572
Stockholders' equity	26,127	52,242	49,122	27,670	35,311

(1)	For additional information on our Exploration costs, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies" and Note 6 to the consolidated financial statements.

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

Overview. We are a party to the Shouyang production sharing contract as revised which covers the 409,824 acre (1,658.5 square kilometers) Shouyang Block in Shanxi Province (the "Shouyang PSC"). As of December 31, 2012, we had estimated net proved gas reserves of 51.3 Bcf with an associated standardized measure of our future net cash flows of proved reserves, discounted at 10 percent per annum of $40.4 million. As of December 31, 2012, total net probable reserves were estimated to be 392.4 Bcf.

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

On November 28, 2011, FEEB and the Company entered into a facility agreement with Standard Chartered Bank (the "Facility Agreement"). The Facility Agreement provided for a $25 million credit facility to be used for project costs with respect to the Shouyang Block, finance costs and other general corporate purposes approved by SCB. The Facility Agreement had an initial 9-month term ending and was subsequently extended. At December 31, 2012, the total amount drawn under the Facility Agreement was $25.7 million which included $0.7 million of capitalized interest. In addition the related accrued interest was $0.1 million.

On January 14, 2013, the Company sold senior secured notes of FEEB (the "Notes") and warrants to purchase common stock of FEEC (the "Warrants") to certain institutional investors for $60,000,000 of gross proceeds in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(a)(2) thereof and Regulation S thereunder (the "Private Placement"). The Private Placement closed on January 15, 2013.

On January 15, 2013, the Company entered into the Fifth Amendment to the Facility Agreement (the "Fifth Amendment"), to provide for the extension of the maturity date thereof until January 15, 2014. The Fifth Amendment was subject to the repayment of $4.125 million of the outstanding principal amount and the repayment of $0.7 million of capitalized interest. The total amount of outstanding principal and capitalized interest under the Facility Agreement prior to the repayment of such amount was $25.8 million (which includes $125,000 borrowed on January 11, 2013). In addition accrued interest, amendment fees and certain transaction expenses were paid at closing out of the gross proceeds of the Private Placement. As of January 15, 2013, the amount remaining owed under the Facility Agreement was $21.0 million. After taking into account the amounts paid pursuant to the Fifth Amendment and transaction fees and expenses incurred in connection with the Fifth Amendment and the Private Placement, the net proceeds to the Company of the Private Placement were $52.0 million.

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

In addition to the Shouyang PSC, we are also party to PSCs covering the 573,000 acre (2,318.8 square kilometers) Qinnan Block also in Shanxi Province (the "Qinnan PSC"), and the Laochang area, which totals 119,327 acres (482.9 km2), in Yunnan Province (the "Yunnan PSC"). For further discussion of our interests in these properties and drilling activities, see the discussion of our production sharing contracts under "Shouyang PSC," "Qinnan PSC" and "Yunnan PSC" contained in Item 1, Business.

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

On January 14, 2013, the Company sold senior secured notes of FEEB (the "Notes") and warrants to purchase common stock of FEEC (the "Warrants") to certain institutional investors for $60,000,000 of gross proceeds in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(a)(2) thereof and Regulation S thereunder (the "Private Placement"). The Private Placement closed on January 15, 2013.

On January 15, 2013, the Company entered into the Fifth Amendment to the Facility Agreement (the "Fifth Amendment"), among FEEC, FEEB and Standard Chartered Bank, to provide for the extension of the maturity date thereof until January 15, 2014. The Fifth Amendment was subject to the repayment of $4.125 million of the outstanding principal amount and the repayment of $0.7 million of capitalized interest. The total amount of outstanding principal and capitalized interest under the Facility Agreement prior to the repayment of such amount was $25.8 million (which includes $125,000 borrowed on January 11, 2013). In addition, accrued interest, amendment fees and certain transaction expenses were paid at closing out of the gross proceeds of the Private Placement. As of January 15, 2013 the amount remaining owed under the Facility Agreement was $21.0 million. After taking into account the amounts paid pursuant to the Fifth Amendment and transaction fees and expenses incurred in connection with the Fifth Amendment and the Private Placement, the net proceeds to the Company of the Private Placement were $52.0 million.

In addition to payment of the above amounts to Standard Chartered Bank, FEEB and FEEC intend to use the net proceeds of the Private Placement for (i) drilling and development expenses for the Shouyang coalbed methane (CBM) project in the Shanxi Province in China, including drilling and completion expenses of appraisal wells, drilling and completion expenses of production wells, construction and installation of gathering and compression facilities and submission of an overall development plan for the project, (ii) general corporate purposes, including exploration costs for such project, operating costs on the production sharing contract for such project and general and administrative expenses and (iii) transaction expenses. Under the securities purchase agreement for the Private Placement and the indenture governing the Notes (the "Indenture"), FEEB and FEEC are obligated to apply the net proceeds according to the estimated amounts of each category set forth therein within an agreed range, provided that FEEC and FEEB shall apply not less than $21.6 million for the drilling and completion of production wells.

Summary of Material Terms of the Notes.

The Notes are senior secured obligations of FEEB and are fully and unconditionally guaranteed by FEEC. The Notes were sold at an issue price of 100% of par for an aggregate principal amount of $60,000,000. The Notes accrue cash interest at a rate of 13.000% per year, which is paid semi-annually in arrears on June 30 and December 30 of each year, commencing on June 30, 2013. FEEB may, at its option, elect to pay interest "in kind" at a rate of 14.500% per year by issuing additional Notes with the first interest payment required to be paid in kind. The Notes will mature on January 15, 2016.

The Notes and related guarantees rank equal in right of payment with the Facility Agreement. Except as specifically permitted by the Indenture, any new indebtedness of FEEC, FEEB or any restricted subsidiary of FEEC will require the consent of Standard Chartered Bank and the "Required Noteholders," which means holders of 75% of aggregate principal amount at maturity of the Notes. The Notes and related guarantees are secured by substantially all of the assets of FEEC and FEEB, other than assets located in the People's Republic of China, assets the grant, creation or perfection of any lien on which would require the consent, authorization or approval of, or filing with, any governmental authority in the People's Republic of China and certain other excluded assets. Such collateral continues to secure the Facility Agreement with the administration of such collateral subject to a collateral agency and intercreditor agreement between Standard Chartered Bank and Wells Fargo Bank, National Association, as indenture trustee of the Notes and as collateral agent.

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

In the event that FEEC and FEEB obtain financing pursuant to a credit facility, agreement or indenture with one or more banks or other institutional lenders or a trustee or investors (a "Future Financing"), which in certain circumstances would require the consent of the Required Noteholders and Standard Chartered Bank, or if FEEC sells capital stock at a time when the aggregate principal amount of the Notes outstanding exceeds $10.0 million, the net proceeds of such Future Financing and the net proceeds of such capital stock offering in excess of $5.0 million, as applicable, shall first be used to repay obligations under the Facility Agreement and thereafter to redeem the Notes at the redemption prices set forth above to the extent of such amounts.

In the event that (i) FEEC and FEEB generate "excess cash flow" as defined in the Indenture, (ii) FEEC or FEEB sell assets in circumstances described in the Indenture or (iii) a casualty loss of property or assets of FEEC or FEEB occurs and the insurance proceeds with respect to such loss exceed $30.0 million, then FEEB will be required to apply the "excess cash flow amount" (as defined in the Indenture), the net proceeds of such asset sale or such insurance proceeds, as applicable, to first repay obligations under the Facility Agreement and thereafter to offer to repurchase the Notes at the purchase prices set forth above. The "excess cash flow amount" means, with respect to any period, 50% of the excess cash flow for such period minus $5.0 million of cash and cash equivalents for such period minus the principal amount of the Facility Agreement repaid with such excess cash flow during such period.

In the event of a change of control of FEEC, FEEB will be required to repay all obligations outstanding under the Facility Agreement and to offer to repurchase the Notes at the purchase prices set forth above.

The Indenture contains covenants that, among other restrictions, limit FEEC's and FEEB's ability and the ability of certain of their subsidiaries to:

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

•          change FEEC's or FEEB's line of business;

•          form subsidiaries;

•          sell capital stock of restricted subsidiaries; and

•          merge, consolidate or transfer all or substantially all of FEEC's and FEEB's assets.

In addition, the Indenture contains covenants that, among other obligations, require FEEC and FEEB to:

•          be in compliance with all relevant laws and regulations;

•          provide specified financial reports to holders of Notes;

•          maintain customary insurance policies;

•          maintain FEEB's foreign exchange registration certificate;

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

Summary of Material Terms of the Warrants.

The Warrants provide the holders the right to purchase up to 56,086,439 shares of FEEC common stock at an exercise price of $0.085 per share, subject to adjustments described below. The Warrants are exercisable at any time after issuance and will expire at 5:00 p.m., New York City time, on December 31, 2017. The Warrants have anti-dilution provisions specified in the Warrant Agreement, dated January 15, 2013 (the "Warrant Agreement"), between FEEC and Continental Stock Transfer & Trust Company, as warrant agent, including, but not limited to, adjustments for (i) stock splits, reverse stock splits and stock dividends, (ii) the issuance of rights, options, warrants or convertible or exchangeable securities at a price per share less than the current market value of FEEC common stock at the record date therefor, (iii) certain distributions of cash, evidence of indebtedness or other property or assets to holders of any class of common stock, (iv) certain reclassifications, consolidations, mergers or sales of assets of FEEC and (v) certain issuances or sales, or deemed issuances or sales, of shares of common stock for an effective price below the then-effective exercise price of the Warrants or for an effective price greater than the then-effective exercise price but less than or equal to $0.425 per share, subject to adjustment, or for an effective price greater than $0.425, subject to adjustment, but less than the current market price per share at the time of such issuance or sale.

The holders of the Warrants are entitled to certain registration rights set forth in the Registration Rights Agreement, dated January 15, 2013 (the "Registration Rights Agreement"), between FEEC and the purchasers of the Warrants. Under the Registration Rights Agreement, FEEC will file a registration statement (the "Primary Registration Statement") on the appropriate form with the Securities and Exchange Commission ("SEC") to register under the Securities Act the resale of the shares of common stock issuable upon exercise of the Warrants within 210 days after the closing date and will use its best efforts to cause the Primary Registration Statement to be declared effective by the SEC under the Securities Act within 360 days after the closing date (or within 390 days after the closing date if FEEC receives comments on the Primary Registration Statement from the SEC). In addition, the holders of common stock underlying the Warrants will have "piggyback" registration rights for the resale of such shares of common stock.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Far East Energy Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Far East Energy Corporation and Subsidiaries (the "Company") as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Far East Energy Corporation and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 18, 2013, expressed an unqualified opinion thereon.

Dallas, Texas
March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Far East Energy Corporation and Subsidiaries:

We have audited Far East Energy Corporation and Subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Far East Energy Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

Significant Customers. All of the Company's production is sold to one customer, Shanxi Province Guoxin Energy Development Group Limited ("SPG"). In the event that this significant customer ceases doing business with us, we believe, but can provide no assurances, that there are potential alternative customers with whom we could establish new relationships and that those relationships would result in the replacement of the lost customer.

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

2. Liquidity and Realization of Assets

All of our reserves are located in Shanxi Province, China. At December 31, 2012, our estimated net proved and net probable reserves were 51.3 billion cubic feet ("Bcf") and 392.4 Bcf of CBM, respectively. At December 31, 2012, the standardized measure of our future net cash flows, discounted at 10 percent per annum, relating to our proved natural gas reserves was $40.4 million. See Supplemental Information to Consolidated Financial Statements.

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

On November 28, 2011, FEEB entered into a Facility Agreement, as borrower, with Standard Chartered Bank ("SCB"), as lender, and the Company, as guarantor (the "Facility Agreement"). The Facility Agreement provides for a $25 million credit facility, the proceeds of which were currently used for project costs with respect to the Shouyang Area in Shanxi Province, China, as well as for finance costs and for general corporate purposes approved by SCB. The Facility Agreement is fully drawn and no amounts remain for borrowing. See Note 3 – Facility Agreement.

On January 14, 2013, the Company sold senior secured notes of FEEB (the "Notes") and warrants to purchase common stock of FEEC (the "Warrants") to certain institutional investors for $60,000,000 of gross proceeds in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(a)(2) thereof and Regulation S thereunder (the "Private Placement"). The Private Placement closed on January 15, 2013.

On January 15, 2013, FEEC and FEEB entered into the Fifth Amendment to the Facility Agreement, dated November 28, 2011 (as amended, the "SCB Credit Facility"), among FEEC, FEEB and Standard Chartered Bank, to provide for the extension of the maturity date thereof until January 15, 2014. The Fifth Amendment was subject to the repayment of $4.125 million of the outstanding principal amount and the repayment of $0.7 million of capitalized interest. The total amount of outstanding principal and capitalized interest under the Facility Agreement prior to the repayment of such amount was $25.8 million (which includes $125,000 borrowed on January 11, 2013). In addition, accrued interest, amendment fees and certain transaction expenses were paid at closing out of the gross proceeds of the Private Placement.

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

3. Facility Agreement

On November 28, 2011, FEEB entered into the Facility Agreement, as borrower, with SCB, as lender, and the Company, as guarantor. The Facility Agreement provides for a $25 million credit facility, the proceeds of which were used for project costs with respect to the Shouyang Area in Shanxi Province, China, as well as for finance costs and for general corporate purposes approved by SCB. The Agreement had an initial 9-month term ending August 28, 2012. Loans under the Facility Agreement may be made in such amounts as may be specified from time to time in one or more utilisation requests according to an agreed expenditure schedule. Loans under the Facility Agreement will bear interest at LIBOR plus an applicable margin rate of 9.5% during the initial period and 10.0% thereafter, and mandatory costs, if any, to compensate SCB for certain Hong Kong regulatory compliance costs.  In connection with and as security for the Facility Agreement, FEEB and/or the Company entered into certain other ancillary agreements dated November 28, 2011, including a Share Pledge Agreement, an Account Charge Agreement, an Assignment of Shareholder Loans and a Subordination Agreement (the "Ancillary Agreements").  Under the Ancillary Agreements, the Company pledged its shares in FEEB and granted a security interest in certain intercompany debt to SCB, and FEEB granted a security interest in certain bank accounts to SCB.

On May 23, 2012, the Company announced that it had entered into an amendment to regarding the credit facility agreement with Standard Chartered Bank that, among other things, extended the date upon which the Company was required to provide Standard Chartered Bank with evidence of approval by MofCom of the modification agreement to the Shouyang PSC. On July 5, 2012, FEEB was notified of MofCom approval of the modification agreement to the Shouyang PSC. On July 19, 2012, FEEB entered into the First Amendment (the "First Amendment") electing to extend the term of the Facility Agreement by three months, which extended the term of the facility Agreement to November 28, 2012. On November 28, 2012, FEEB entered into the Second Amendment (the "Second Amendment") to the Facility Agreement, dated as of November 28, 2011 extending the termination date of the Facility Agreement and the due date for payment of all accrued interest to December 19, 2012. On December 18, 2012, FEEB entered into the Third Amendment (the "Third Amendment") to the Facility Agreement, dated as of November 28, 2011 (as amended, the "Facility Agreement"). The Third Amendment extends the termination date of the Facility Agreement and the due date for payment of all accrued interest to January 15, 2013.

On January 15, 2013, FEEC and FEEB entered into the Fifth Amendment to the Facility Agreement, dated November 28, 2011 (the "Fifth Amendment"), among FEEC, FEEB and Standard Chartered Bank, to provide for the extension of the maturity date thereof until January 15, 2014. The Fifth Amendment was subject to the repayment of $4.125 million of the outstanding principal amount and the repayment of $0.7 million of capitalized interest. The total amount of outstanding principal and capitalized interest under the Facility Agreement prior to the repayment of such amount was $25.8 million (which includes $125,000 borrowed on January 11, 2013). In addition, accrued interest, amendment fees and certain transaction expenses were paid at closing out of the gross proceeds of the Private Placement. See Note 14 – Subsequent Events for discussion of the Private Placement.

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

Net operating loss, which can be carried forward for federal income tax purposes, was estimated to be approximately $24.0 million and $20.9 million at December 31, 2012 and 2011, respectively. The management has determined that it is unlikely that the NOL will be utilized before its expiration beginning in 2016. Accordingly, full valuation allowance is provided to comply with the provisions of FASB ASC Topic 740, Income Taxes ("ASC 740").

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

We operate approximately 409,824 acres (1,658.5 square kilometers) of the Shouyang Block. There is an approximately 15,988 acre (approximately 64.7 square kilometer) portion of the block that has recently been certified by the Chinese Ministry of Land Resources (the "MLR"), which is a step that is a necessary regulatory requirement to obtain a permanent development license. This portion of the block covers our pilot development wells located in the northern portion of the Shouyang Block (the "1H Pilot Area") and a westward extension thereof. We have a 100% participating interest (subject to a net 3.5% revenue interest held by Phillips) in this portion of the block, which contains all of the wells in the 1H Pilot Area (the area of our current CBM sales) and the planned expansion thereof. With respect to the remaining 393,837 acres (1,593.8 square kilometers), CUCBM maintains the right to elect up to a 30% participating interest upon completion of certain milestones, and we retain the remaining participating interest in the contract area, subject to the 3.5% revenue interest.

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

Under the PSCs, we have committed to satisfy certain annual minimum exploration expenditure requirements for each PSC. Our minimum exploration expenditure requirement for each block is based on the minimum exploration expenditure requirements of CUCBM established by the MLR, subject to such additional commitments as we deem reasonably necessary and appropriate in light of negotiations to extend the underlying exploration periods of the PSCs. The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by each PSC. As a result, the annual minimum exploration expenditure requirement is approximately $2.9 million for the Shouyang PSC, based on the currency exchange rate between the U.S. Dollar to the Chinese Renminbi ("RMB") as of December 31, 2012. Any portion of the exploration expenditures that exceeds the current year's minimum exploration expenditure requirement cannot be carried forward for the satisfaction of the subsequent year's minimum requirement. Under the Shouyang PSC, we are required to pay certain fees totaling $0.5 million for the year of 2012. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits. We have completed the minimum work obligations under the Shouyang PSC. We are required to drill 25 additional wells in the non-MLR certified area by June 30, 2013, and drill additional 13 wells during the period from July 1, 2013 to June 30, 2015, spending at least $15.9 million based on the currency exchange rate between the U.S. Dollar and the RMB as of December 31, 2012.

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

Qinnan Production Sharing Contract. FEEB is the operator under the Qinnan PSC to develop the Qinnan block in Shanxi Province. CUCBM is in the process of assigning the Qinnan PSC to China National Petroleum Company ("CNPC"). The term of the Qinnan PSC consists of an exploration period, a development period and a production period. During the exploration period, we hold a 100% participating interest in the properties, and we must bear all exploration costs for discovering and evaluating CBM-bearing areas. If any CBM field is discovered, the development costs for that CBM field will be borne by us and CUCBM or CNPC (following the assignment of the Qinnan PSC) in proportion to the respective participating interests. At that time, we will recover that share of the up-front exploration costs allocable to our Chinese partner company through a gradual cost recovery mechanism. The exploration period is divided into three phases called Phase I, Phase II and Phase III. We have completed our Phase I, Phase II and Phase III work program obligations under the Qinnan PSC, and intend to continue pilot development and exploration activities in Phase III until we transition into the development period.

The exploration period of the Qinnan PSC in Shanxi Province expired on June 30, 2009, and we cannot continue our exploration activities in the Qinnan block without an extension of the exploration period or a new PSC. We are continuing to pursue an extension of the exploration period of the Qinnan PSC, but we cannot be optimistic at this time. We believe that the underlying exploration period should be extended due to events beyond our reasonable control, namely the lengthy transfer of rights taking place from CUCBM to CNPC. At our Chinese partner company's request, we have provided certain operational and financial information to assist them in the decision making process as to whether to recognize an extension of the exploration period in Qinnan. PetroChina has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008. We have also provided to PetroChina, at their request, our work plan for 2010 for Qinnan. In January 2011, we received a formal notice from CNPC that it has purportedly received all Chinese approvals with respect to the transfer of CUCBM's interest to it, and subsequently to its wholly owned affiliate PetroChina. CNPC also requested we execute a modification agreement to confirm PetroChina as our Chinese partner company for the Qinnan PSC. In negotiations with CUCBM and PetroChina related to this request, we have endeavored to negotiate an assignment agreement that would reflect the transfer of interest to CNPC while CNPC and PetroChina would acknowledge delays that were incurred by virtue of us not having, for an extended period of time, an official Chinese partner company that had the capacity or authority under the Qinnan PSC to work with us. Because of the inability to hold a formal joint management committee ("JMC") meeting or to have the effective involvement of our Chinese partner company, we believe that our efforts to continue CBM operations in the Qinnan block have been materially hindered. Technically, the exploration period under the Qinnan PSC expired on June 30, 2009; however, we have maintained the position that the doctrine of force majeure under the Qinnan PSC entitled us to an extension of the exploration period. We continue to discuss this situation with CUCBM and PetroChina, and as recently as January 2012, have submitted a notice of force majeure in accordance with the Qinnan PSC. There can be no assurance that we will be successful in extending the exploration period of the Qinnan PSC or that a new PSC will be granted. Additionally, in connection with obtaining this extension or a new PSC, we may be required to commit to certain expenditures or to modify the terms or respective ownership interests and/or acreage in the applicable PSC.

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

Yunnan Production Sharing Contract. On January 25, 2002, we entered into a PSC to develop two areas in Yunnan Province: (1) the Enhong area, which covers approximately 145,198 acres (587.6 square kilometers), and (2) the Laochang area, which covers approximately 119,327 acres (482.9 square kilometers)( the "Yunnan PSC"). FEEB is the operator under the Yunnan PSC. The term of the Yunnan PSC consists of an exploration period, a development period and a production period. The exploration period is divided into two phases, Phase I and Phase II. We have completed Phase I and are operating in Phase II. During the fourth quarter of 2011, we signed a modification agreement to the Yunnan PSC, which was approved by MofCom on June 15, 2012 and extended the exploration period until December 31, 2013, in exchange for allowing CUCBM to proceed at its sole risk with a 100% participating interest in the 145,198 acres (587.6 square kilometers) in the Enhong part of the Yunnan PSC contract area (hence, our interest in the Yunnan PSC now comprises the Laochang area only, and is called the Laochang Block). We may elect to continue the process of trying to transition CBM fields into the process for a long-term development license for certain areas. Any acreage that is not at or past the stage of submittal of a technical report to CUCBM that reasonably meets the criteria for MLR certification will be relinquished unless the parties otherwise agree. Our operations will focus on obtaining MLR certification in the portion of the Laochang area and preparing for compilation of an overall development plan to submit for approval. The development period of any CBM field in the Yunnan PSC area will begin after the approval of an long-term development license pursuant to an overall development plan. An overall development plan would be developed and filed jointly by us and CUCBM, seeking approval from Chinese governmental authorities, for any CBM field that we and CUCBM elect to develop. The production period of any CBM field in the Yunnan PSC area will begin after the date of commencement of production of commercial grade quantities of CBM with respect to that CBM field. Provided that we remain in compliance with the requirements under the Yunnan PSC, production will be allowed to continue on a CBM field until the earlier of the end of the useful life of the field and January 1, 2033, unless extended or otherwise amended. We are responsible for all exploration costs related to the Yunnan PSC, including all exploration costs for discovering and evaluating CBM-producing areas. If any CBM field is discovered within the contract area, CUCBM will be deemed to hold a 40% participating interest in such field and we will be deemed to have a 60% participating interest, unless CUCBM elects to participate at a lower level, in which case we will retain all participating interests not taken by CUCBM and shall be responsible for development costs in proportion to our participating interest.

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

14. Subsequent Events

On January 14, 2013, the Company sold senior secured notes of FEEB (the "Notes") and warrants to purchase common stock of FEEC (the "Warrants") to certain institutional investors for $60 million of gross proceeds ($52.0 million, net) in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(a)(2) thereof and Regulation S thereunder (the "Private Placement"). The Private Placement closed on January 15, 2013.

On January 15, 2013, FEEC and FEEB entered into the Fifth Amendment to the Facility Agreement, dated November 28, 2011 (as amended, the "SCB Credit Facility"), among FEEC, FEEB and Standard Chartered Bank, to provide for the extension of the maturity date thereof until January 15, 2014. The Fifth Amendment was subject to the repayment of $4.125 million of the outstanding principal amount and the repayment of $0.7 million of capitalized interest. The total amount of outstanding principal and capitalized interest under the Facility Agreement prior to the repayment of such amount was $25.8 million (which includes $125,000 borrowed on January 11, 2013). In addition, accrued interest, amendment fees and certain transaction expenses were paid at closing out of the gross proceeds of the Private Placement. As of January 15, 2013 the amount remaining owed under the SCB Credit Facility was $21.0 million.

The Company's cash balance was $53.2 million as of January 15, 2013.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Oil and Gas Reserve Information (Unaudited)

1. Modernization of Oil and Natural Gas Reporting Requirements

The reserve estimates as of December 31, 2012 presented herein were made in accordance with oil and gas reserve estimation and disclosure authoritative accounting guidance issued by the Financial Accounting Standards Board. This guidance was issued to align the accounting oil and gas reserve estimation and disclosure requirements with the requirements in the SEC's "Modernization of Oil and Gas Reporting" rule, which was also effective for annual reports for fiscal years ending on or after December 31, 2009.

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

It is not intended that the FASB's standardized measure of discounted future net cash flows represent the fair market value of the Company's proved reserves. The Company cautions that the disclosures shown are based on estimates of proved reserve quantities and future production schedules which are inherently imprecise and subject to revision, and the 10% discount rate is arbitrary. In addition, costs and prices as of the measurement date are used in the determinations, and no value may be assigned to probable or possible reserves. Estimates of economically recoverable oil and natural gas reserves and of future net revenues are based upon a number of variable factors and assumptions, all of which are to some degree subjective and may vary considerably from actual results. Therefore, actual production, revenues, development and operating expenditures may not occur as estimated. The reserve data are estimates only, are subject to many uncertainties and are based on data gained from production histories and on assumptions as to geologic formations and other matters. Actual quantities of oil and natural gas may differ materially from the amounts estimated.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Section 16(a) compliance, the Audit Committee, the Company's code of ethics, background of the directors and director nominations appearing under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Audit Committee," "Code of Ethics" and "Executive Officers and Directors" in the Company's Proxy Statement for the 2013 annual meeting of stockholders is hereby incorporated by reference.

Information regarding executive officers is included in Part I of this Form 10-K under the caption "Executive Officers of the Company".

ITEM 11. EXECUTIVE COMPENSATION

Information appearing under the captions "Compensation Committee Interlocks and Insider Participation," "Report of the Compensation Committee" (which is deemed furnished), "Compensation Discussion and Analysis" and "Compensation Tables and Additional Information" in the 2013 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption "Security Ownership" in the 2013 Proxy Statement is hereby incorporated by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain related person transactions appearing under the caption "Review of Related Person Transactions" and information regarding director independence appearing under the caption "Board independence" in the 2013 Proxy Statement is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accounting fees and services appearing under the captions "Independent Registered Public Accounting Firm Fee Information" and "Pre-Approval Policies and Procedures" in the 2013 Proxy Statement is hereby incorporated by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2013.

FAR EAST ENERGY CORPORATION

By:	/s/ Michael R. McElwrath
Michael R. McElwrath
Chief Executive Officer

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 (SEC File No. 000-32455)).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 17, 2005 (SEC File No. 000-32455)).
4.1	Articles of Incorporation of the Company, as amended (included as Exhibit 3.1).
4.2	Amended and Restated Bylaws of the Company (included as Exhibit 3.2).
4.3	Specimen stock certificate (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 (SEC File No. 000-32455)).
4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 27, 2007 (SEC File No. 000-32455)).
4.5	Warrant Agreement, dated August 27, 2007, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 27, 2007 (SEC File No. 000-32455)).
4.6	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 30, 2008 (SEC File No. 000-32455)).
4.7	Warrant Agreement, dated May 30, 2008, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 30, 2008 (SEC File No. 000-32455)).
4.8	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (including the form of warrant) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 22, 2009 (SEC File No. 000-32455)).
4.9	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 9, 2010 (SEC File No. 000-32455)).
4.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 9, 2010 (SEC File No. 000-32455)).
4.11	Indenture, dated January 15, 2013, among Far East Energy (Bermuda), Ltd., the Company and Wells Fargo Bank, National Association, as trustee (including form of note) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 18, 2013 (SEC File No. 000-32455)).
4.12	Warrant Agreement, dated January 15, 2013, between the Company and Continental Stock Transfer and Trust Company, as warrant agent (including form of warrant) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on January 18, 2013 (SEC File No. 000-32455)).
4.13	Securities Purchase Agreement, dated January 14, 2013, among Far East Energy (Bermuda), Ltd., the Company and the purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 18, 2013 (SEC File No. 000-32455)).
4.14	Registration Rights Agreement, dated January 15, 2013, among the Company and the purchasers set forth therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 18, 2013 (SEC File No. 000-32455)).
10.1*	Amended and Restated Employment Agreement, dated December 23, 2004, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 28, 2004 (SEC File No. 000-32455)).
10.2*	First Amendment to Amended and Restated Employment Agreement, dated April 16, 2007, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 19, 2007 (SEC File No. 000-32455)).
10.3*	Second Amendment to Amended and Restated Employment Agreement, dated November 26, 2007, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 27, 2007 (SEC File No. 000-32455)).

10.4*	Third Amendment to Amended and Restated Employment Agreement, dated March 7, 2008, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 13, 2008 (SEC File No. 000-32455)).
10.5*	Fourth Amendment to Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 (SEC File No. 000-32455)).
10.6*	Fifth Amendment to Amended and Restated Employment Agreement, dated May 18, 2009, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 18, 2009 (SEC File No. 000-32455)).
10.7*	Sixth Amendment to Amended and Restated Employment Agreement, dated December 7, 2010, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 13, 2010 (SEC File No. 000-32455)).
10.8*	Amended and Restated Employment Agreement, dated October 10, 2011, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 13, 2011 (SEC File No. 000-32455)).
10.9*	First Amendment to Amended and Restated Employment Agreement, dated May 24, 2012, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 25, 2012 (SEC File No. 000-32455)).
10.10*	Amended and Restated Employment Agreement, dated June 9, 2010, between the Company and Bruce N. Huff (incorporated by reference to Exhibit 10.75 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 8, 2010 (SEC File No. 000-32455)).
10.11*	Amendment to the Amended and Restated Employment Agreement, dated January 27, 2012, between the Company and Bruce N. Huff (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 31, 2012 (SEC File No. 000-32455)).
10.12*	Far East Energy Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A filed on December 13, 2010 (SEC File No. 000-32455)).
10.13*	Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 28, 2004 (SEC File No. 000-32455)).
10.14*	Amended and Restated Nonqualified Stock Option Agreement, dated December 23, 2004, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 28, 2004 (SEC File No. 000-32455)).
10.15*	Nonqualified Stock Option Agreement, dated December 23, 2004, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on December 28, 2004 (SEC File No. 000-32455)).
10.16*	Second Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 (SEC File No. 000-32455)). The original option agreement was entered into on January 29, 2002.
10.17*	Second Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 (SEC File No. 000-32455)). The original option agreement was entered into on October 13, 2003.
10.18*	First Amendment to Non-Qualified Stock Option Agreement, dated December 19, 2008, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 (SEC File No. 000-32455)).
10.19*	Second Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 (SEC File No. 000-32455)).

10.20*	Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Don Juckett (incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 (SEC File No. 000-32455)).
10.21*	Stock Option Agreement, dated May 24, 2004, between the Company and John C. Mihm (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 (SEC File No. 000-32455)).
10.22*	Stock Option Agreement, dated February 24, 2004, between the Company and Thomas Williams (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 (SEC File No. 000-32455)).
10.23*	Amended and Restated Nonqualified Stock Option Agreement, dated December 27, 2007, between the Company and Thomas Williams (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 (SEC File No. 000-32455)).
10.24*	Second Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Thomas Williams (incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 (SEC File No. 000-32455)).
10.25*	Third Amended and Restated Nonqualified Stock Option Agreement, dated January 14, 2009, between the Company and Thomas Williams (incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 (SEC File No. 000-32455)).
10.26*	Non-Qualified Stock Option Agreement, dated October 1, 2007, between the Company and William A. Anderson (incorporated by reference to Exhibit 10.52 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 7, 2007 (SEC File No. 000-32455)).
10.27*	Non-Qualified Stock Option Agreement, dated January 9, 2008, between the Company and Lucian L. Morrison (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 (SEC File No. 000-32455)).
10.28*	Form of Non-Qualified Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.73 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 (SEC File No. 000-32455)).
10.29*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 (SEC File No. 000-32455)).
10.30*	Form of Incentive Stock Option Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 19, 2007 (SEC File No. 000-32455)).
10.31*	Restricted Stock Agreement, dated December 27, 2007, between the Company and Michael R. McElwrath (incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 (SEC File No. 000-32455)).
10.32*	Restricted Stock Agreement, dated December 27, 2007, between the Company and Thomas E. Williams (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008 (SEC File No. 000-32455)).
10.33*	Form of Restricted Stock Agreement for Far East Energy Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 23, 2007 (SEC File No. 000-32455)).
10.34*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-148363) filed on December 27, 2007.
10.35*	Form of Letter Agreement with the Company's non-employee directors (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 19, 2007 (SEC File No. 000-32455)).

10.36	Production Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People's Republic of China, dated January 25, 2002, between China United Coalbed Methane Corp. Ltd. and the Company (incorporated by reference to Exhibit 2(i) to the Company's Current Report on Form 8-K filed on February 11, 2002 (SEC File No. 000-32455)).
10.37	Modification Agreement for Product Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang, Yunnan Province, the People's Republic of China, dated October 20, 2005, between China United Coalbed Methane Corporation Ltd. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 26, 2005 (SEC File No. 000-32455)).
10.38	Modification Agreement dated April 24, 2007 for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Enhong and Laochang Area in Yunnan Province, the People's Republic of China, dated December 3, 2002, between China United Coalbed Methane Corporation Ltd. and Far East Energy (Bermuda), Ltd. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 27, 2007 (SEC File No. 000-32455)).
10.39	Modification Agreement for Production Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang Area, Yunnan Province, The People's Republic of China (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 27, 2009 (SEC File No. 000-32455)).
10.40	Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Qinnan Area in Shanxi Province, Qinshui Basin, the People's Republic of China, dated April 16, 2002, between China United Coalbed Methane Corporation Ltd. and the Phillips China Inc. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed on March 15, 2005 (SEC File No. 000-32455)).
10.41	Application for the Extension of Phase Two of the Exploration Period under the Qinnan PSC, dated December 2, 2005, between the Company and China United Coalbed Methane Corporation Ltd. (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 14, 2006 (SEC File No. 000-32455)).
10.42	Application for the Extension of Phase Two of the Exploration Period under the Qinnan PSC, dated March 16, 2006, between the Company and China United Coalbed Methane Corporation Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 17, 2006 (SEC File No. 000-32455)).
10.43	Approval Certificate from the Ministry of Foreign Trade and Economic Cooperation dated December 30, 2002 (incorporated by reference to Exhibit 2(i) to the Company's Current Report on Form 8-K filed on January 13, 2003 (SEC File No. 000-32455)).
10.44	Memorandum of Understanding, dated March 18, 2003, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 (SEC File No. 000-32455)).
10.45	Farmout Agreement Qinnan PSC, dated June 17, 2003, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 (SEC File No. 000-32455)).
10.46	First Amendment to Farmout Agreement Qinnan PSC, dated December 15, 2003, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 (SEC File No. 000-32455)).
10.47	Second Amendment to Farmout Agreement Qinnan PSC, dated December 17, 2004, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed on December 23, 2004 (SEC File No. 000-32455)).
10.48	Third Amendment to Farmout Agreement Qinnan PSC, dated December 19, 2005, between ConocoPhillips China Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2005 (SEC File No. 000-32455)).

10.49	Assignment Agreement Qinnan PSC, dated June 17, 2003, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.4 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 (SEC File No. 000-32455)).
10.50	Modification Agreement, dated April 24, 2007, for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Qinnan Area in Shanxi Province, Qinshui Basin, the People's Republic of China, dated April 16, 2002, by and among China United Coalbed Methane Corporation Ltd., ConocoPhillips China Inc. and Far East Energy (Bermuda), Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 27, 2007 (SEC File No. 000-32455)).
10.51	Farmout Agreement Shouyang PSC, dated June 17, 2003, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.3 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 (SEC File No. 000-32455)).
10.52	First Amendment to Farmout Agreement Shouyang PSC, dated December 15, 2003, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 (SEC File No. 000-32455)).
10.53	Second Amendment to Farmout Agreement Shouyang PSC, dated December 17, 2004, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.02 to the Company's Current Report on Form 8-K filed on December 23, 2004 (SEC File No. 000-32455)).
10.54	Third Amendment to Farmout Agreement Shouyang PSC, dated December 19, 2005, between ConocoPhillips China Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 21, 2005 (SEC File No. 000-32455)).
10.55	Assignment Agreement Shouyang PSC, dated June 17, 2003, between Phillips China Inc. and the Company (incorporated by reference to Exhibit 10.5 to the Company's Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 filed on December 24, 2003 (SEC File No. 000-32455)).
10.56	Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated December 2, 2005, between the Company and China United Coalbed Methane Corporation Ltd. (incorporated by reference to Exhibit 10.46 to Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 14, 2006 and incorporated herein by a reference).
10.57	Application for the Extension of Phase Two of the Exploration Period under the Shouyang PSC, dated March 16, 2006, between the Company and China United Coalbed Methane Corporation Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 17, 2006 (SEC File No. 000-32455)).
10.58	Modification Agreement, dated April 24, 2007, for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Shouyang Area in Shanxi Province, Qinshui Basin, the People's Republic of China, dated April 16, 2002, by and among China United Coalbed Methane Corporation Ltd., ConocoPhillips China Inc. and Far East Energy (Bermuda), Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 27, 2007 (SEC File No. 000-32455)).
10.59	Modification Agreement for Production Sharing Contract for Exploitation of Coalbed Methane Resources for the Shouyang Area in Shanxi Province, Qinshui Basin, The People's Republic of China (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 27, 2009 (SEC File No. 000-32455)).
10.60	English translation of Shouyang Project Coalbed Methane Purchase and Sales Contract, dated June 12, 2010, between China United Coalbed Methane Corporation, Ltd. and Shanxi Province Guoxin Energy Development Group Limited with Far East Energy (Bermuda), Ltd. as an express third party beneficiary (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 16, 2010 (SEC File No. 000-32455)).
10.61	English translation of Letter agreement, dated June 12, 2010, between Far East Energy (Bermuda), Ltd. and China United Coalbed Methane Corporation, Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 16, 2010 (SEC File No. 000-32455)).

10.62	Letter, dated June 11, 2010, from Far East Energy (Bermuda), Ltd. to China United Coalbed Methane Corporation, Ltd. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 16, 2010 (SEC File No. 000-32455)).
10.63	Stock Subscription Agreement, dated August 24, 2007, between the Company and International Finance Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 27, 2007 (SEC File No. 000-32455)).
10.64	Stock Subscription Agreement, dated June 2, 2008, between the Company and International Finance Corporation (incorporated by reference to Exhibit 10.64 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 6, 2008 (SEC File No. 000-32455)).
10.65	Securities Purchase Agreement, dated March 13, 2009, among the Company, Far East Energy (Bermuda), Ltd., and Arrow Energy International Pte Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 16, 2009 (SEC File No. 000-32455)).
10.66	Placement Agency Agreement, dated August 20, 2010, between the Company and Macquarie Capital (USA), Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 20, 2010 (SEC File No. 000-32455)).
10.67	Facility Agreement, dated November 28, 2011, among Far East Energy (Bermuda), Ltd., the Company and Standard Chartered Bank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 2, 2011 (SEC File No. 000-32455)).
10.68	Amendment Letter to the Facility Agreement dated May 21, 2012, among Far East Energy (Bermuda), Ltd., the Company and Standard Chartered Bank (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2012 (SEC File No. 000-32455)).
10.69	Second Amendment to the Facility Agreement, dated November 28, 2012, among Far East Energy (Bermuda), Ltd., the Company and Standard Chartered Bank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 28, 2012 (SEC File No. 000-32455)).
10.70	Third Amendment to the Facility Agreement, dated December 18, 2012, among Far East Energy (Bermuda), Ltd., the Company and Standard Chartered Bank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 20, 2012 (SEC File No. 000-32455)).
10.71	Fourth Amendment to the Facility Agreement, dated as of January 8, 2013, among Far East Energy (Bermuda), Ltd., the Company and Standard Chartered Bank (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 18, 2013 (SEC File No. 000-32455)).
10.72	Fifth Amendment to the Facility Agreement, dated January 15, 2013, among Far East Energy (Bermuda), Ltd., the Company and Standard Chartered Bank (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on January 18, 2013 (SEC File No. 000-32455)).
10.73	Modification Agreement for Production Sharing Contract for Exploitation of Coalbed Methane Resources in Enhong and Laochang Area, Yunnan Province, The People's Republic of China, dated December 31, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 21, 2012 (SEC File No. 000-32455)).
10.74	Fifth Modification Agreement for Production Sharing Contract for the Exploitation of Coalbed Methane Resources for the Shouyang Area in Shanxi Province, Qinshui Basin, The People's Republic of China, dated April 26, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 11, 2012 (SEC File No. 000-32455)).
21.1	List of Subsidiaries of the Company. (incorporated by reference to Exhibit 21.1 of the Company's Annual Report for the year ended December 31, 2012 filed March 18, 2013 (SEC File No. 000-32455))
23.1	Consent of JonesBaggett LLP. (incorporated by reference to Exhibit 23.1 of the Company's Annual Report for the year ended December 31, 2012 filed March 18, 2013 (SEC File No. 000-32455))
23.2	Consent of Resource Investment Strategy Consultants. (incorporated by reference to Exhibit 23.2 of the Company's Annual Report for the year ended December 31, 2012 filed March 18, 2013 (SEC File No. 000-32455))
24.1	Powers of Attorney. (incorporated by reference to Exhibit 24.1 of the Company's Annual Report for the year ended December 31, 2012 filed March 18, 2013 (SEC File No. 000-32455))
31.1†	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.

32.2††	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
99.1	Shouyang US SEC Reserves Report, dated as March 14, 2013, prepared by Resources Investment Strategy Consultants. (incorporated by reference to Exhibit 99.1 of the Company's Annual Report for the year ended December 31, 2012 filed March 18, 2013 (SEC File No. 000-32455))
101.INS	XBRL Instant Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement.

†	Filed herewith

††	Furnished herewith

