Form 10-Q
period 2013-09-30
FAR EAST ENERGY CORP
filed 2013-11-08
CIK 1124024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-32455

Far East Energy Corporation
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0459590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 N. Sam Houston Parkway East, Suite 230, Houston, Texas 77060
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

Number of shares outstanding of the issuer’s common stock as of October 31, 2013.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	346,078,509

FAR EAST ENERGY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FAR EAST ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$26,161	$1,340
Accounts receivable	238	163
Inventory	1,825	423
Prepaid expenses	1,007	369
Deposits	234	677
Other current assets	14	16
Total current assets	29,479	2,988

Property and equipment
Oil and gas properties, successful efforts method:
Proved properties	88,695	71,875
Unproved properties	9,074	275
Other property and equipment	2,662	2,313
Total property and equipment	100,431	74,463
Less accumulated depreciation, depletion and amortization	(4,898)	(3,398)
Total property and equipment, net	95,533	71,065

Deferred financing costs	2,611	371
Other long-term assets	986	658
Total assets	$128,609	$75,082

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$10,878	$14,814
Accrued liabilities	28,582	7,571
Short-term debt	21,000	25,730
Total current liabilities	60,460	48,115

Secured notes payable	63,988	-
Discount on secured notes payable	(1,813)	-
Long-term debt	62,175	-

Asset retirement and environmental obligations	1,210	840

Commitments and contingencies (Note 8)

Stockholders' equity
Preferred stock, $0.001 par value, 500,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 346,078,509 and 344,785,689 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	346	345
Additional paid-in capital	178,477	175,554
Unearned compensation	(649)	(987)
Accumulated Deficit	(173,410)	(148,785)
Total stockholders' equity	4,764	26,127
Total liabilities and stockholders' equity	$128,609	$75,082

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues:
Gas sales	$292	$369	$803	$863
Other, net	108	136	298	291
	400	505	1,101	1,154
Operating expenses:
Lease operating expense	1,253	1,148	3,595	4,073
Exploration costs	1,204	1,483	3,756	4,293
General and administrative	2,504	3,572	7,707	8,999
Depreciation, depletion and amortization	622	507	1,581	1,284
Total operating expenses	5,583	6,710	16,639	18,649
Operating loss	(5,183)	(6,205)	(15,538)	(17,495)
Other income (expense):
Interest expense	(3,057)	(1,333)	(8,606)	(3,622)
Interest income	-	1	2	12
Gain on sales of other fixed assets	-	3	-	3
Foreign currency transaction gain (loss)	(174)	71	(483)	118
Total other income	(3,231)	(1,258)	(9,087)	(3,489)
Loss before income taxes	(8,414)	(7,463)	(24,625)	(20,984)
Income taxes	-	-	-	-
Net loss	$(8,414)	$(7,463)	$(24,625)	$(20,984)

Comprehensive loss	$(8,414)	$(7,463)	$(24,625)	$(20,984)

Net loss per share:
Basic and diluted	$(0.02)	$(0.02)	$(0.07)	$(0.06)

Weighted average shares outstanding:
Basic and diluted	346,079	344,786	346,040	344,467

See the accompanying notes to the consolidated financial statements.

FAR EAST ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands Except Share Data)
(Unaudited)

	Common Stock		Additional			Total
	Number of	Par	Paid-In	Unearned	Accumulated	Stockholders'
	Shares	Value	Capital	Compensation	Deficit	Equity
For the Nine Months Ended Septmber 30, 2013
Balance at December 31, 2012	344,785,689	$345	$175,554	$(987)	$(148,785)	$26,127
Net loss	-	-	-	-	(24,625)	(24,625)
Nonvested shares issued	1,714,000	1	168	338	-	507
Nonvested shares withheld for taxes	(92,846)	-	(8)	-	-	(8)
Nonvested shares forfeited	(328,334)	-	-	-	-	-
Stock options issued	-	-	379	-	-	379
Warrants issued	-	-	2,384	-	-	2,384
Balance at September 30, 2013	346,078,509	$346	$178,477	$(649)	$(173,410)	$4,764

For the Nine Months Ended September 30, 2012
Balance at December 31, 2011	342,103,218	$342	$174,317	$(792)	$(121,625)	$52,242
Net loss	-	-	-	-	(20,984)	(20,984)
Nonvested shares issued	2,707,500	3	867	(361)	-	509
Nonvested shares withheld for taxes	(25,029)	-	(7)	-	-	(7)
Stock options issued	-	-	287	-	-	287
Balance at September 30, 2012	344,785,689	$345	$175,464	$(1,153)	$(142,609)	$32,047

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(24,625)	$(20,984)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion, depreciation and amortization	1,581	1,284
Amortization of deferred financing costs	1,117	1,911
Amortization of warrants	503	-
Share-based compensation	886	796
Changes in components of working capital:
Accounts receivable	(400)	(693)
Inventory	(1,402)	112
Prepaid expenses	(638)	127
Deposits	443	(133)
Accounts payable and accrued liabilities	6,774	(5,070)
(Gain) loss on sale of assets	-	(3)
Other, net	(8)	(7)
Net cash used in operating activities	(15,769)	(22,660)

Cash flows from investing activities:
Additions to oil and gas properties	(11,046)	(2,957)
Additions to other properties	(344)	(222)
Net cash used in investing activities	(11,390)	(3,179)

Cash flows from financing activities:
Net proceeds from credit facility	125	6,193
Net proceeds from secured note payable	58,500	-
Repayment of credit facility	(4,855)	-
Debt issue costs	(1,790)	-
Net cash provided by financing activities	51,980	6,193

Net increase (decrease) in cash and cash equivalents	24,821	(19,646)
Cash and cash equivalents--beginning of period	1,340	23,263
Cash and cash equivalents--end of period	$26,161	$3,617

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

Recently Issued Accounting Standards and Developments. There were no recent accounting pronouncements at September 30, 2013 that materially affected our company.

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

On June 12, 2010, CUCBM, our Chinese partner for the Shouyang production sharing contract ("PSC"), and Shanxi Province Guoxin Energy Development Group Limited (“SPG”) executed a gas sales agreement (the "Gas Sales Agreement"), to which we are an express beneficiary, to sell CBM produced in the CBM field governed by the Shouyang PSC. Gas sales under the Gas Sales Agreement with SPG commenced in the first quarter of 2011. As of September 30, 2013, gas sales proceeds to be collected were approximately $0.2 million, and were recorded in Accounts Receivable. We have funded our exploration and development activities primarily through the sale and issuance of common stock and proceeds received from the Notes (as defined below), the closing of the Facility Agreement (as defined below) and sales of CBM.

On November 28, 2011, FEEB entered into a Facility Agreement, as borrower, with Standard Chartered Bank (“SCB”), as lender, and the Company, as guarantor (the “Facility Agreement”). The Facility Agreement provided for a $25 million credit facility, the proceeds of which were used for project costs with respect to the Shouyang Area in Shanxi Province, China, as well as for finance costs and for general corporate purposes approved by SCB. The Facility Agreement has been fully drawn and no amounts remain for borrowing. See Note 3 - Facility Agreement.

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

On January 15, 2013, FEEC and FEEB entered into the Fifth Amendment to the Facility Agreement (as amended, the “SCB Credit Facility”), among FEEC, FEEB and SCB, to provide for the extension of the maturity date thereof until January 15, 2014. The Fifth Amendment was subject to the repayment of $4.125 million of the outstanding principal amount and the repayment of $0.7 million of capitalized interest. The total amount of outstanding principal and capitalized interest under the Facility Agreement prior to the repayment of such amount was $25.8 million (which included $125,000 borrowed on January 11, 2013). In addition, accrued interest, amendment fees and certain transaction expenses were paid at closing out of the gross proceeds of the Private Placement. The Facility Agreement and the Notes are cross-defaulted against one another.

Our current work programs will satisfy the minimum exploration expenditures for our Shouyang and Yunnan PSCs for 2013; however, we continue to consider whether to continue activities in Yunnan. We have not yet established reserves in Yunnan. With respect to the PSC governing CBM production activities on the approximately 573,000 acres in the Qinnan Block of the Shanxi Province, we have halted activities on the Qinnan Block pending resolution of whether or not its exploration period will be extended as a result of certain force majeure claims.

To secure additional capital for future work programs and to repay the Facility Agreement on or before its maturity date, management must either explore potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets or obtain additional debt, reserve based, project or equity-related financing. However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through additional debt, reserve based, project or equity-related financing. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt, reserve based, project or equity-related financing are uncertain, and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price. Due to certain factors, an offering of our common stock is likely not a viable alternative at this time, but a non-convertible preferred stock offering might be possible under certain circumstances. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult. There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer. There can be no guarantee of future capital acquisition, fundraising or exploration success.

3. Facility Agreement

On November 28, 2011, FEEB entered into the Facility Agreement, as borrower, with SCB, as lender, and the Company, as guarantor. The Facility Agreement provided for a $25 million credit facility, the proceeds of which were used for project costs with respect to the Shouyang Area in Shanxi Province, China, as well as for finance costs and for general corporate purposes approved by SCB. The Facility Agreement had an initial 9-month term ending August 28, 2012. Loans under the Facility Agreement could be made in such amounts as may be specified from time to time in one or more utilisation requests according to an agreed expenditure schedule. Loans under the Facility Agreement bear interest at LIBOR plus an applicable margin rate of 9.5% during the initial period and 10.0% thereafter, and mandatory costs, if any, to compensate SCB for certain Hong Kong regulatory compliance costs. In connection with and as security for the Facility Agreement, FEEB and/or the Company entered into certain other ancillary agreements dated November 28, 2011, including a Share Pledge Agreement, an Account Charge Agreement, an Assignment of Shareholder Loans and a Subordination Agreement (collectively, the “Ancillary Agreements”). Under the Ancillary Agreements, the Company pledged its shares in FEEB and granted a security interest in certain intercompany debt to SCB, and FEEB granted a security interest in certain bank accounts to SCB.

During 2012, the Company entered into several amendments to the Facility Agreement with SCB which effectively extended the termination date of the Facility Agreement and the due date for payment of all accrued interest to January 15, 2013. On January 15, 2013, FEEC and FEEB entered into the Fifth Amendment to provide for the extension of the maturity date thereof until January 15, 2014. The Fifth Amendment was subject to the repayment of $4.125 million of the outstanding principal amount and the repayment of $0.7 million of capitalized interest. The total amount of outstanding principal and capitalized interest under the Facility Agreement prior to the repayment of such amount was $25.8 million (which included $125,000 borrowed on January 11, 2013). In addition, accrued interest, amendment fees and certain transaction expenses were paid at closing out of the gross proceeds of the Private Placement. See Note 4 – Senior Secured Notes for discussion of the Private Placement.

At September 30, 2013, the total amount drawn under the Facility Agreement was $21.0 million. The related accrued interest was $0.5 million and $0.3 million as of September 30, 2013 and 2012, respectively. The effective interest rate for the Facility Agreement is 13.2% per annum.

At September 30, 2013 and 2012, total financing costs in connection with the Facility Agreement were approximately $0.6 million and $0.9 million, respectively. The costs related to the Facility Agreement were capitalized as deferred financing costs and amortized over the term of the Facility Agreement. Amortization expense for the nine-months ended September 30, 2013 and 2012 was $0.4 million and $1.9 million, respectively.

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

The Notes are senior secured obligations of FEEB and are fully and unconditionally guaranteed by FEEC. The Notes were sold at an issue price of 100% of par for an aggregate principal amount of $60.0 million. The Notes accrue cash interest at a rate of 13.0% per year, which is paid semi-annually in arrears on June 30 and December 30 of each year, commencing on June 30, 2013. FEEB may, at its option, elect to pay interest “in kind” at a rate of 14.5% per year by issuing additional Notes with the first interest payment required to be paid in kind. The Notes will mature on January 15, 2016. On July 1, 2013, the Company issued $3,987,501 aggregate principal amount of senior secured notes for the paid in kind interest that was due on June 30, 2013. Accrued interest was $2.3 million at September 30, 2013.

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

Based on the utilization of BSOPM valuation technique, the Warrants were valued at approximately $2.5 million at time of issuance. The amount was recorded as a debt discount to the Notes in the liabilities section and as additional paid-in capital in the equity section of the balance sheet. The debt discount is accreted as interest expense periodically over the term of the Notes. We have recorded an accretion amount of $0.5 million from the issuance date to September 30, 2013.

In connection with the Notes, the Company incurred approximately $3.1 million of financing costs, which included among other items, 1.5 million warrants issued to the placement agent. These warrants were valued at approximately $68,000 based on the same aforementioned BSOPM valuation technique. The total financing costs of $3.1 million were allocated between the Notes and the Warrants in proportion to their respective fair values at time of issuance. The costs related to the Warrants were recorded as an offset to the value of the Warrants in additional paid-in capital. The costs related to the Notes were capitalized as deferred financing costs and amortized based on the effective interest method over the term of the Notes. The objective of that method is to arrive at a periodic interest cost which represents a level effective rate over the term of the Notes on its face amount reduced by the unamortized discount and expense at the beginning of the period. The effective interest rate for the Notes as calculated is 17.8% per annum. We have recorded an amortization amount of $0.7 million for the period from the issuance date to September 30, 2013.

5. Oil and Gas Properties

The costs associated with our oil and gas properties include the following (in thousands):

	At September 30, 2013	At December 31, 2012
Proved oil and gas properties	$88,695	$71,875

Unproved leasehold costs	275	275
Unproved oil and gas properties	8,799	-
Total unproved oil and gas properties	9,074	275

Accumulated depreciation, depletion and amortization	(3,488)	(2,221)

Total oil and gas properties, net	$94,281	$69,929

Unproved Leasehold Costs. Unproved leasehold costs are composed of amounts we paid to MofCom and CUCBM pursuant to a PSC we entered into in 2002 with CUCBM to acquire the mineral rights in the Laochang area in the Yunnan Province.

Unproved Oil and Gas Properties. Unproved oil and gas property costs include only suspended well costs which are direct exploratory well costs pending determination of whether proved reserves have been discovered. Accounting guidance regarding capitalization of suspended well costs is provided by FASB ASC Topic 932. FASB ASC Topic 932 addresses whether there are circumstances under the successful efforts method of accounting for oil and gas producing activities that would permit the continued capitalization of exploratory well costs beyond one year, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are under way or firmly planned for the near future. Capitalization of costs should be continued beyond one year in cases where reserves for the project are not yet proven, but the Company demonstrates sufficient continuing progress toward assessing those reserves. For the capitalized costs at September 30, 2013, our assessment indicated that our current work programs demonstrated our efforts in making sufficient continuing progress toward assessing the reserves in the areas for which the costs were incurred. Therefore, we have continued to capitalize these costs.

At September 30, 2013, the Company had no costs capitalized for exploratory wells for a period of greater than one year after the completion of drilling.

6. Asset Retirement and Environmental Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment at September 30, 2013 (in thousands):

At September 30, 2013
Carrying amount at beginning of period	$840
Liabilities incurred	283
Liabilities settled	-
Accretion expense	87
Settlement of obligation	-
Revisions	-
Carrying amount at end of period	$1,210

Current portion	$-
Noncurrent portion	$1,210

7. Other Fixed Assets

Other fixed assets, net include the following (in thousands):

	At September 30, 2013	At December 31, 2012
Other fixed assets	$2,662	$2,313
Accumulated depreciation	(1,410)	(1,176)
Other fixed assets, net	$1,252	$1,137

Other fixed assets include leasehold improvements, equipment and furniture. Depreciation expense for the nine-month periods ended September 30, 2013 and 2012 were approximately $228,000 and $241,000, respectively. Depreciation expense for the three-month periods ended September 30, 2013 and 2012 were approximately $82,000 and $81,000, respectively.

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

Following the expiration of the exploration period, we may elect to continue the process of trying to convert portions of the Shouyang Block into MLR certified areas in order to transition these areas into the process for a long-term development license. But any acreage that is not at or past the stage of submittal of a technical report that reasonably meets the criteria for MLR certification will be relinquished at the time of expiration of the exploration period unless the parties agree otherwise.

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

Under the PSCs, we have committed to satisfy certain annual minimum exploration expenditure requirements for each PSC. Our minimum exploration expenditure requirement for each block is based on the minimum exploration expenditure requirements established by the MLR, subject to such additional commitments as may appear in any PSC modification agreements. The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by each PSC. As a result and also taking into consideration of the aforementioned June 2013 acreage relinquishment, the minimum exploration expenditure requirement for 2013 and the minimum exploration expenditure for each yearly period after 2013 are approximately $2.4 million and $1.9 million, respectively, for the Shouyang PSC, based on the currency exchange rate between the U.S. Dollar to the Chinese Renminbi (“RMB”) as of September 30, 2013. Any portion of the exploration expenditures that exceeds the current year’s minimum exploration expenditure requirement cannot be carried forward for the satisfaction of the subsequent year’s minimum requirement. Under the Shouyang PSC, we are required to pay certain fees totaling $0.5 million for the year of 2013. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits. We have met the annual minimum exploration expenditure requirement under the Shouyang PSC. We have also met the requirement of drilling 25 additional wells in the non-MLR certified area by June 30, 2013 and spending at least $10.8 million. Further, we are required to drill an additional 13 wells and to spend at least $5.3 million during the period from July 1, 2013 to June 30, 2015. The aforementioned amounts are based on the currency exchange rate between the U.S. Dollar and the RMB as of September 30, 2013.

Qinnan Production Sharing Contract. FEEB is the operator under the Qinnan PSC to develop the Qinnan Block in Shanxi Province. CUCBM is in the process of assigning the Qinnan PSC to CNPC. The term of the Qinnan PSC consists of an exploration period, a development period and a production period. During the exploration period, we hold a 100% participating interest in the properties, and we must bear all exploration costs for discovering and evaluating CBM-bearing areas. If any CBM field is discovered, the development costs for that CBM field will be borne by us and CUCBM or CNPC (following the assignment of the Qinnan PSC) in proportion to the respective participating interests. At that time, we will recover that share of the up-front exploration costs allocable to our Chinese partner company through a gradual cost recovery mechanism. The exploration period is divided into three phases called Phase I, Phase II and Phase III. We have completed our Phase I, Phase II and Phase III work program obligations under the Qinnan PSC.

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

Under the Qinnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements. As with the Shouyang PSC, our minimum expenditure requirement is based on the minimum exploration expenditure requirements of CNPC established by the MLR. The MLR sets its requirements by applying a minimum expenditure per square kilometer to the total acreage encompassed by each PSC. The annual minimum exploration expenditure requirement under the Qinnan PSC is approximately $3.8 million in the aggregate based on the currency exchange rate between the U.S. Dollar and the RMB as of September 30, 2013. These expenditure requirements are denominated in the RMB and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the RMB. Under the Qinnan PSC, we are also required to pay certain fees totaling $0.4 million annually. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits. Because the stated expiration date for the exploration period for the Qinnan PSC occurred on June 30, 2009, and we have not yet received an extension, we have halted activities associated with the Qinnan Block pending receipt of an extension, should one ultimately be granted. Accordingly, we ceased to accrue for the $0.4 million annual fees effective January 1, 2013. We believe the $1.9 million amount accrued is sufficient to cover any obligation related to the fees should the extension be granted.

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

Under the Yunnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements. Our minimum exploration expenditure requirements for the blocks subject to the Yunnan PSC are based our negotiated agreement to extend the Yunnan PSC exploration period. Under applicable MLR rules for minimum expenditure requirements, the annual minimum exploration expenditure requirement for the Yunnan PSC was approximately $1.8 million (10,720,000 RMB) before the modification but reduced to $0.8 million with relinquishment of acreage, based on the currency exchange rate between the U.S. Dollar and the RMB as of September 30, 2013. As of September 30, 2013, we have carried forward from 2012 excess exploration expenditures of $1.2 million and incurred an additional $0.7 million of expenditures during the first nine months of 2013 toward the satisfaction of MLR requirement. We are currently obligated to drill a total of eight wells during the entire exploration period, as extended. As we have already drilled five wells in the Laochang area during Phase II of the Yunnan exploration period, we are only obligated to drill an additional three wells before December 31, 2013 to satisfy the minimum work commitment.

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

9. Common Stock

Shares Withheld for Taxes. During the first nine months of 2013, we withheld 92,846 shares of our common stock from the vesting of nonvested shares (also commonly referred to as "restricted stock") granted to employees to satisfy tax withholding obligations of approximately $8,000. Once withheld, the shares were canceled and removed from the number of outstanding shares. Accordingly, we reduced our common stock and our additional paid in capital on our consolidated balance sheet by an amount which equaled the fair market value of the withheld shares on the date of withholding and cancellation. We subsequently remitted the amount withheld to the tax authority.

Outstanding Warrants. A summary of warrants outstanding as of September 30, 2013 is as follows (in thousands, except exercise price):

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

10. Share-Based Compensation

We grant nonvested shares of common stock and options to purchase common stock to employees, members of the board of directors and consultants under our shareholder-approved 2005 Stock Incentive Plan (the "2005 Plan"). Grants prior to the adoption of the 2005 Plan and inducement grants associated with hiring of new employees and appointment of new directors were generally issued outside of the 2005 Plan. During the first six months of 2013, we awarded options to purchase up to 3,610,000 shares of our common stock and 1,604,000 nonvested shares under the 2005 Plan to employees and members of the board of directors; and options to purchase up to 325,000 shares of our common stock and 110,000 nonvested shares outside the 2005 Plan to consultants. During the first six months of 2012, we awarded options to purchase up to 970,000 shares of our common stock and 2,602,500 nonvested shares under the 2005 Plan to employees and members of the board of directors; and options to purchase up to 150,000 shares of our common stock and 105,000 nonvested shares outside the 2005 Plan to a consultant. As of September 30, 2013, we had 8,546,034 shares available for awards under the 2005 Plan, of which 328,533 shares could be issued as nonvested shares or other full-valued stock-based awards.

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

The compensation expense is included in the Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Exploration Costs	$58	$37	$188	$115
General and Administrative	194	220	698	681
	$252	$257	$886	$796

The following table summarizes stock option transactions during the nine-months ended September 30, 2013 (in thousands, except grant price):

	Options	Weighted Average Grant Price
Outstanding at January 1, 2013	11,149	$0.95
Granted	3,935	0.10
Forfeited	-	-
Cancelled	(2)	0.28
Expired	(58)	0.58
Outstanding at September 30, 2013	15,024	$0.73

Exercisable at September 30, 2013	10,764	$0.94

At September 30, 2013, the weighted average remaining contractual life for the stock options outstanding and exercisable was 5.44 years and 4.07 years, respectively.

The following table summarizes shares of nonvested stock transactions during the nine-months ended September 30, 2013 (in thousands, except per share data):

	Nonvested Shares	Weighted Average Fair Value Per Share	Vest Date Fair Value
Outstanding at January 1, 2013	3,949	$0.40
Granted	1,714	0.10
Vested	(1,898)	0.34	$205
Forfeited	(328)	0.39
Withheld for Taxes	(93)	0.35
Outstanding at September 30, 2013	3,344	$0.27

As of September 30, 2013, we had approximately $0.9 million in total unrecognized compensation cost related to share-based compensation, of which $0.5 million was related to shares of nonvested stock grants and was recorded in unearned compensation on our consolidated balance sheets. This cost is expected to be recognized over a weighted average period of 1.5 years at September 30, 2013. This expected cost does not include the impact of any future share-based compensation awards.

11. Supplemental Disclosures of Cash Flow Information

We use the indirect method to present cash flows from operating activities. Cash paid for interest expense for the nine-month period ended September 30, 2013 and 2012 was $2.0 million and $1.6 million, respectively. Cash paid for income taxes for the nine-month period ended September 30, 2013 and 2012 was zero. Other supplemental cash flow information for the nine-month period ended September 30, 2013 and 2012 is presented as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Non-cash transactions:
Interest paid-in-kind	$3,988	$-
Amortization of deferred financing costs	$1,117	$1,911
Non-cash share-based compensation	$886	$796
Asset retirement and environmental obligation	$283	$15

12. Subsequent Events

Subsequent events have been evaluated through the date financial statements were filed with the SEC. There were no items that would have a material impact to the consolidated financial statements presented in this Form 10-Q.

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Annual Report"), our unaudited consolidated financial statements and related notes included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and June 30, 2013, the risk factors contained herein and in our 2012 Annual Report, and all of the other information contained elsewhere in this report. The terms "we," "us," "our," “the Company” and "our company" refer to Far East Energy Corporation and its subsidiaries, unless the context suggests otherwise. The term "FEEB" refers to Far East Energy (Bermuda), Ltd., a wholly-owned subsidiary, which conducts substantially all of our operations in China.

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

During the first nine months of 2013, we continued our efforts to explore and develop CBM pursuant to our Shouyang PSC. Gas sales volume, net to the Company, was 61 million cubic feet (“MMcf”) during the three months ended September 30, 2013. Sales volumes increased 20 MMcf, or 48%, compared to the three months ended June 30, 2013. Gas sales volume, net to the Company, was 168.8 MMcf during the first nine months ended September 30, 2013 compared to 183.9 MMcf in the first nine months of 2012. This decrease as compared to the same period in 2012 is partially attributable to the fact that in the first several months of 2013, there were intermittent interruptions from the power supply to our pumps and compressors as the province engaged in upgrades to the regional power infrastructure. The decrease is also attributable to the fact that there was a temporary production increase that occurred in the second half of 2012 thereby increasing the sales volume for such period. Due to increased operating efficiencies producing wells in Shouyang, Lease Operating Expense per productive well has decreased 41% during the nine months ended September 30, 2013 compared to the same period in 2012. Additionally, during the first nine months of 2013, 34 production wells and 3 appraisal wells have been completed. Of these, 29 wells had production facilities installed and were producing water and or gas.

We continued to employ numerous safety precautions to ensure the safety of our employees and independent contractors. We also seek to conduct our operations in accordance with various laws and regulations concerning the environment, occupational safety and health.

We believe that good environmental, social, health and safety performance is an integral part of our business success. We conduct our business with respect and care for our employees, contractors, communities, and the environments in which we operate. Our vision is zero harm to people and the environment while creating value for our shareholders as well as for China, including the regions and communities within which we operate. Our commitment to these principles is demonstrated by the fact that we have had no lost-time accidents in over eight years and no major environmental incidents. We have a commitment to being good corporate citizens of China, striving to emphasize and utilize very high levels of Chinese content in personnel, services, and equipment; and we have achieved very high percentages of Chinese content in each category.

On November 28, 2011, FEEB and the Company entered into a facility agreement with SCB (the “Facility Agreement”). The Facility Agreement provided for a $25 million credit facility to be used for project costs with respect to the Shouyang Block, finance costs and other general corporate purposes approved by SCB. The Facility Agreement had an initial 9-month term and was subsequently extended. At September 30, 2013, the total amount drawn under the Facility Agreement was $21.0 million. In addition, the related accrued interest as of September 30, 2013 was $0.5 million.

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

On January 15, 2013, the Company entered into the Fifth Amendment to the Facility Agreement (the “Fifth Amendment”), to provide for the extension of the maturity date thereof until January 15, 2014. The Fifth Amendment was subject to the repayment of $4.125 million of the outstanding principal amount and the repayment of $0.7 million of capitalized interest. The total amount of outstanding principal and capitalized interest under the Facility Agreement prior to the repayment of such amount was $25.8 million (which included $125,000 borrowed on January 11, 2013). In addition, accrued interest, amendment fees and certain transaction expenses were paid at closing out of the gross proceeds of the Private Placement. After taking into account the amounts paid pursuant to the Fifth Amendment and transaction fees and expenses incurred in connection with the Fifth Amendment and the Private Placement, the net proceeds to the Company of the Private Placement were $52.0 million.

To secure additional capital for future work programs and to repay the Facility Agreement on or before its maturity date, management must either explore potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets or obtain additional debt, reserve based, project or equity-related financing. However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through additional debt, reserve based, project or equity-related financing. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt, reserve based, project or equity-related financing are uncertain, and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price. Due to certain factors, an offering of our common stock is likely not a viable alternative at this time, but a non-convertible preferred stock offering might be possible under certain circumstances. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult. There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer. There can be no guarantee of future capital acquisition, fundraising or exploration success.

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

In exchange for CUCBM’s election to forego its participation rights to this approximately 15,988 acres (approximately 64.7 square kilometers) that has received MLR certification, we elected to forgo our rights to approximately 8,673 acres (35.1 square kilometers) of the original Shouyang PSC, which had also been certified by the MLR, allowing CUCBM to proceed independently at its sole risk to develop this area. We believe that this is an advantageous arrangement for us because it provides us with a 100% participating interest (subject to a net 3.5% revenue interest held by Phillips) in the approximately 15,988 acres (approximately 64.7 square kilometer) area, which contains all of the wells in the 1H Pilot Area (the area of our current CBM sales) and the planned expansion thereof. With respect to the remaining approximately 393,837 acres (1,593.8 square kilometers), CUCBM maintains the right to elect up to a 30% participating interest upon completion of certain milestones, and we retain the remaining participating interest in the contract area, subject to the 3.5% revenue interest held by Phillips.

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

In our case, in October 2010, we engaged the Technology Department of CUCBM to compile our first report. Subsequently, we obtained our first certification from the MLR in June 2012 as to the area described above and are in the process of preparing an application for a long-term development license for the area. We are also evaluating additional acreage for future MLR certification. The subsurface portion of the preliminary draft of the ODP report was finished and the surface design compilation is going on and is planned to be submitted to CUCBM for an internal review in the fourth quarter of 2013. An external expert review will be organized afterward. Additionally, third parties have been engaged to compile supplementary reports needed to obtain various permits from local government bureaus as required by the ODP process.

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

In September 2011, SPG completed the construction of additional gathering lines in the 1H Pilot Area. These gathering lines are used to transport produced gas to the regional pipeline for sales. Currently, we have 66 wells connected to the gathering lines in the 1H Pilot Area. Approximately 25 wells are in the planning and bid process to be connected next.

The price received from SPG for CBM under the Gas Sales Agreement was 1.20 RMB per cubic meter (or $5.41 per thousand cubic feet (“Mcf”), inclusive of $0.63 for VAT and $0.08 for provincial taxes, based on the September 30, 2013 exchange rate, excluding the effect of any applicable subsidies) until June 12, 2011 and thereafter the price was subject to change based on the parties’ agreement in accordance with market economic principles. The 1.20 RMB per cubic meter price continues to apply at this time. The VAT portion of the sales price is refundable to the Company.

Additionally, enacted Chinese government and Shanxi provincial subsidies equal 0.20 RMB and 0.05 RMB per cubic meter, respectively, for a total of 0.25 RMB per cubic meter. The price received by CUCBM and FEEB, including subsidies for gas sales is 1.45 RMB per cubic meter. This equates to approximately $6.68 per Mcf at exchange rates as of September 30, 2013. The Gas Sales Agreement also provides for price adjustments in accordance with changes to the published Chinese national natural gas price and annual price adjustments based on the parties’ mutual agreement. If the parties do not agree on a new price, the then-current price shall continue in effect and either party may seek to resolve any pricing dispute pursuant to arbitration. The Chinese government issued new national natural gas price reforms on July 10, 2013 providing for a nationwide increase of 15% in city-gate prices, and we expect the pricing in our Gas Sales Agreement to be adjusted accordingly in the future.

Work programs are being carried out to achieve three primary goals: (i) to expand the area in the 1H Pilot Area to increase gas production, (ii) to determine the optimal development approach to minimize costs and maximize CBM recovery and (iii) to add appraisal wells, spaced at intervals of several kilometers across the entire Shouyang Block to help delineate the geographic extent of the high permeability and high gas content located in the area. We refer to an “appraisal well” as a CBM well drilled outside of the 1H Pilot Area to determine the physical extent of commercially attractive parameters of the coal (such as high gas content, high permeability and good coal thickness), as well as to contribute to the identification of reserves.

We believe that the addition of production wells in the 1H Pilot Area and the addition of appraisal wells throughout the Shouyang Block could add substantially to proved and probable reserves. The following discussion regarding our drilling activity involves the drilling of wells that constitute “exploratory wells,” as such term is defined in Rule 4-10(a)(13) of Regulation S-X.

The $60 million Notes placed in the first quarter of 2013 provide full funding for the 2013 drilling program, and during the same quarter the Company reviewed requested technical analyses commissioned from third party engineering firms to ascertain both optimal drilling locations for the 2013 drilling program, as well as optimal frac designs. Results were incorporated into the drilling and completion program.

During the third quarter of 2013, twenty wells were spudded. Subsequent to the third quarter, an additional 8 wells were spudded as of October 29, 2013. Since January 1, 2013, 74 wells have been spudded as of October 29, 2013. Additionally, from inception of the Shouyang PSC through October 29, 2013, one well has been abandoned in the Shouyang Block.

FEEC operates the Shouyang drilling program in the most efficient and environmentally responsible methods available. In its execution, the company has elected to pursue pad drilling operations placing as many as 5 wells on one, small footprint, location. This saves important agriculture lands, reduces infrastructure loads, lowers manpower requirements and lightens our impact on the environment. This approach does place additional burdens on the orchestration of drilling, fracturing and completion operations and could introduce minor delays, these are mitigated by our ability to batch wells for the fracturing operations. Through careful cooperation between our fracturing service company, logistics department, and local suppliers, the Company is able to maintain a fracture treatment program of up to 1 well per day for extended periods.

As of October 30, 2013, 51 development wells and 7 appraisal wells have been fracture stimulated and additional 12 wells are currently scheduled for fracture stimulation. As additional wells are drilled, they will be steadily added to the frac program.

The gross and net number of productive wells as of October 23, 2013 in the Shouyang Block, after giving effect to CUCBM’s right to make participating elections in the Shouyang Block as if made on such date, was 109 and105.4. Of these 109 wells, 95 are wells drilled in the initial 1H Pilot Area to expand the field to the west and 14 are appraisal wells. In addition to these wells, there are wells in various stages of drilling and fracing operations as noted above.

A number of appraisal wells were drilled at approximately 4 to 5 kilometer intervals to the west, south and east of the 1H Pilot Area, which is adjacent to the northern boundary of the Shouyang Block, with the goal of providing data to support the full extent of the northern portion of the Shouyang Block that contains high gas content as well as good permeability characteristics. We have continued to drill appraisal wells to the east and southeast of the 1H Pilot Area.

Through the drilling of the appraisal wells we seek to determine what portion of the Shouyang Block shares the same rare combination of high permeability and high gas content as discovered in the 1H Pilot Area. The wells drilled to the west and south of the 1H Pilot Area have revealed both high gas content and high permeability. Additionally, the drilling and production testing of the P12, P18 and SYS05 wells in the east and southeast portion of the Shouyang Block respectively each demonstrate that permeability and the potential for significant gas production extend into these portions of the block. Most significantly, the SYS05 well in the southeastern portion of the block and approximately 35 kilometer southeast of the 1H Pilot Area was successfully production tested at a rate exceeding MLR certification requirements.

Provided we remain in compliance with the requirements under the Shouyang PSC, the Shouyang PSC allows production to continue on a CBM field until the earlier of the end of the useful life of the field or June 30, 2032, unless extended or otherwise amended.

The following table reflects the permeability determined in the Shouyang Block (area amended by the Shouyang Modification Agreement):

Well Area	Permeability Range (Millidarcies - mD)	Number of Wells In this Range
1H Pilot Area	80-100	1H Pilot Area Wells
Appraisal/Exploration Wells	200-300	1
Appraisal/Exploration Wells	100-199	3
Appraisal/Exploration Wells	50-99	4
Appraisal/Exploration Wells	10-49	7

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

Because there are no pipelines currently in the immediate vicinity of the Yunnan Province projects, our ability to sell CBM produced on these projects to communities outside the general area will be contingent upon a gas pipeline, compressed natural gas facility or other offtake vehicle being built within close proximity to our project area. CNPC has undertaken a pipeline construction project, with support from the Yunnan provincial government, to extend the Myanmar-China natural gas pipeline to pass through the city of Kunming, then move eastward through the city of Qujing, and finally go to Guizhou Province in the east. We believe that the construction, which would lay pipelines closer to our projects in the Yunnan Block, would help reduce the costs for CBM offtake from our projects and increase our ability to eventually deliver gas to consumers. The diameter of the pipeline is 1016 mm, and the designed capacity for natural gas is 12 billion cubic meters per year. The Myanmar-China pipeline was completed in the middle of October 2013. The pipeline runs about 60 kilometers north of the northern boundary of the Laochang sub-block.

After obtaining sufficient production data from five clustered wells in Laochang, we ceased the pilot program in the middle of May 2013. Further exploration and development will be the subject of our internal strategic review of our Yunnan Block holdings to determine whether they fit within our risk profile, given our other opportunities, such as our anticipated move into the development phase in the Shouyang Block.

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

Results of Operations

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012:

The following table sets forth the natural gas sales data for the three-month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012
Natural Gas
Sale Volumes, net to Far East (Mcf)	60,901	78,910

Per Day Volumes, net to Far East (Mcf per day)	662	858

Average Gas Sales Price, net of taxes ($ per Mcf)	$4.80	$4.68
PRC National Subsidy and Provincial Subsidies ($ per Mcf)	1.15	1.12
VAT Refund ($ per Mcf)	0.63	0.62
Total Gas Sales and Other Revenues ($ per Mcf)	$6.58	$6.42

Natural Gas Sales, net to Far East ($000's)	$292	$369

Natural Gas Sales during the three months ended September 30, 2013 decreased $77,000, or 21%, as compared to the same period a year ago due primarily to the decrease in sales volumes of 18 MMcf, or 22%. Sales volumes decreased during the third quarter of 2013 compared to the same period a year ago as a result of a temporary production increase that occurred in the second half of 2012 that has not occurred in 2013. Sales volumes increased 20 MMcf, or 48%, during the three months ended September 30, 2013 compared to the three months ended June 30, 2013.

The table below sets out major components of our expenditures (in thousands):

	Three Months Ended September 30,
	2013	2012
Additions to Oil and Gas Properties (capitalized)
- Shouyang Block, Shanxi Province (1)	$14,436	$413
Exploration Expenditures (expensed)
- Shouyang Block, Shanxi Province	1,055	1,075
- Qinnan Block, Shanxi Province	12	116
- Laochang Block, Yunnan Province	137	292
- Total	1,204	1,483
Lease Operating Expenditures (expensed)
- Shouyang Block, Shanxi Province	1,253	1,148
- Qinnan Block, Shanxi Province	-	-
- Total	1,253	1,148

Total Capital and Operating Expenditures	$16,893	$3,044

General and Administrative Expenses	$2,504	$3,572

(1)	Capitalized in the Consolidated Balance Sheets.

The table below sets out the operating expenses in the Consolidated Statements of Operations for the three-month periods ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,
	2013	2012
Lease operating expense	$1,253	$1,148
Exploration costs	1,204	1,483
General and administrative	2,504	3,572
Depreciation, depletion and amortization	622	507
Total	$5,583	$6,710

The table below sets out components of exploration costs for the three months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,
	2013	2012
Technical personnel compensation	$71	$101
PSC related payments	205	288
Contract drilling & related expenses	928	1,094
Total	$1,204	$1,483

Exploration costs for the three months ended September 30, 2013 decreased by $0.3 million compared to the same period in 2012 due primarily to decreases in contract drilling and related expenses of $0.2 million and PSC related payments of $0.1 million.

The table below sets out components of lease operating expense ("LOE") for the three-month periods ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,
	2013	2012
Pumping Related Costs	$975	$870
Workovers	65	98
Supervision	213	180
Total	$1,253	$1,148

LOE for the three months ended September 30, 2013 was comprised of costs pertaining to the production and dewatering efforts in the Shouyang Block in Shanxi Province. LOE for the three months ended September 30, 2013 increased $0.1 million compared to the same period in 2012 due primarily to an increase in pumping related costs. However, due to increased operating efficiencies, LOE per productive well has decreased 27% in the three months ended September 30, 2013 compared to the same period in 2012.

General and administrative ("G&A") expenses for the three months ended September 30, 2013 decreased $1.0 million primarily due to a $0.5 million decrease in legal expenses, a $0.2 million decrease in payroll expenses, a $0.2 million decrease in travel expenses and a $0.1 million decrease in professional services.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012:

The following table sets forth the natural gas sales data for the nine-month periods ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Natural Gas
Sale Volumes, net to Far East (Mcf)	168,840	183,891

Per Day Volumes, net to Far East (Mcf per day)	618	671

Average Gas Sales Price, net of taxes ($ per Mcf)	$4.76	$4.69
PRC National Subsidy and Provincial Subsidies ($ per Mcf)	1.14	1.13
VAT Refund ($ per Mcf)	0.63	0.62
Total Gas Sales and Other Revenues ($ per Mcf)	$6.53	$6.44

Natural Gas Sales, net to Far East ($000's)	$803	$863

Natural Gas Sales during the first nine months ended September 30, 2013 decreased by $60,000, or 7%, as compared to the same period a year ago due primarily to the decrease in sales volumes of 15 MMcf, or 8%. Sales volumes decreased during the first nine months of 2013 compared to the same period a year ago. This decrease as compared to the same period in 2012, is partially attributable the fact that in the first several months of 2013, there were intermittent interruptions from the power supply to our pumps and compressors as the province engaged in upgrades to the regional power infrastructure. The decrease is also attributable to the fact that there was a temporary production increase that occurred in the second half of 2012 thereby increasing the sales volume for such period.

The table below sets out major components of our expenditures (in thousands):

	Nine Months Ended September 30,
	2013	2012
Additions to Oil and Gas Properties (capitalized)
- Shouyang Block, Shanxi Province (1)	$25,619	$2,957
Exploration Expenditures (expensed)
- Shouyang Block, Shanxi Province	3,112	3,081
- Qinnan Block, Shanxi Province	33	345
- Laochang Block, Yunnan Province	611	867
- Total	3,756	4,293
Lease Operating Expenditures (expensed)
- Shouyang Block, Shanxi Province	3,595	4,073
- Qinnan Block, Shanxi Province	-	-
- Total	3,595	4,073

Total Capital and Operating Expenditures	$32,970	$11,323

General and Administrative Expenses	$7,707	$8,999

(1)	Capitalized in the Consolidated Balance Sheets.

The table below sets out the operating expenses in the Consolidated Statements of Operations for the nine-month periods ended September 30, 2013 and 2012 (in thousands):

	Nine months ended September 30,
	2013	2012
Lease operating expense	$3,595	$4,073
Exploration costs	3,756	4,293
General and administrative	7,707	8,999
Depreciation, depletion and amortization	1,581	1,284
Total	$16,639	$18,649

The table below sets out components of exploration costs for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
Technical personnel compensation	$224	$287
PSC related payments	612	812
Contract drilling & related expenses	2,920	3,194
Total	$3,756	$4,293

Exploration costs for the nine months ended September 30, 2013 decreased by $0.5 million compared to the same period a year ago primarily due to a $0.2 million decrease in PSC payments and a $0.3 million decrease in contract drilling expenses.

The table below sets out components of LOE for the nine-month periods ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
Pumping Related Costs	$2,666	$3,264
Workovers	266	384
Supervision	663	425
Total	$3,595	$4,073

LOE for the nine months ended September 30, 2013 was comprised of costs pertaining to the production and dewatering efforts in the Shouyang Block in Shanxi Province. LOE for the nine months ended September 30, 2013 decreased $0.5 million compared to the same period in 2012 due primarily to a decrease in pumping related costs, which resulted from decreases in production monitoring, land lease costs, and equipment and transportation costs. Additionally, there was $0.1 million decrease in workovers offset by a $0.2 million increase in supervision costs. Due to increased operating efficiencies, LOE per productive well has decreased 41% in the nine months ended September 30, 2013 compared to the same period in 2012.

G&A expenses for the nine months ended September 30, 2013 decreased $1.3 million compared to the same period in 2012. The decrease is primarily due to a $0.5 million decrease in payroll expenses and a $0.9 million decrease in legal expenses offset by a $0.1 million increase in professional services.

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

On January 15, 2013, the Company entered into the Fifth Amendment to the Facility Agreement (the “Fifth Amendment”), among FEEC, FEEB and SCB Bank, to provide for the extension of the maturity date thereof until January 15, 2014. The Fifth Amendment was subject to the repayment of $4.125 million of the outstanding principal amount and the repayment of $0.7 million of capitalized interest. The total amount of outstanding principal and capitalized interest under the Facility Agreement prior to the repayment of such amount was $25.8 million (which includes $125,000 borrowed on January 11, 2013). In addition, accrued interest, amendment fees and certain transaction expenses were paid at closing out of the gross proceeds of the Private Placement. As of January 15, 2013 the amount remaining owed under the Facility Agreement was $21.0 million. After taking into account the amounts paid pursuant to the Fifth Amendment and transaction fees and expenses incurred in connection with the Fifth Amendment and the Private Placement, the net proceeds to the Company of the Private Placement were $52.0 million. At September 30, 2013, the total amount drawn under the Facility Agreement was $21.0 million and the related accrued interest was $0.5 million. The Notes and the Facility Agreement are cross-defaulted against one another. Due to our current cash position and our current liabilities, we will need to refinance the Facility Agreement or secure additional capital in order to repay the Facility Agreement in full on its maturity date.

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

Our board of directors has the authority, without further action by the stockholders but subject to restrictions in the Warrant Agreement and Indenture, to issue up to 500 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500 million shares of Common Stock authorized under our charter documents, of which approximately 346.1 million shares were issued and outstanding as of September 30, 2013.

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

Work Program and Other Funding. Our current work programs would satisfy the minimum exploration expenditures for our Shouyang and Yunnan PSCs for 2013. With respect to the Qinnan PSC, we have halted activities on the Qinnan Block pending regulatory approval or denial of our force majeure claims. To secure additional capital for future work programs and to repay the Facility Agreement on or before its maturity date, management must either explore potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets or obtain additional debt, reserve based, project or equity-related financing. However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through debt, reserve based, project or equity- related financing. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt, reserve based, project or equity-related financing are uncertain and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price. Due to certain factors, an offering of our common stock is likely not a viable alternative at this time, but a non-convertible preferred stock offering might be possible under certain circumstances. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult. In particular, any transfer of our rights under the PSCs will require the approval of our Chinese partner company and the MofCom. On May 15, 2013, the State Council of PRC announced that such approval will no longer require the approval by MofCom. The Company is still analyzing the impact of the change and the affect it could have on its business and operations. There can be no assurance that the Chinese authorities will provide the approvals necessary for the consummation of a transaction or transfer. There can be no guarantee of future success in capital acquisition, fundraising or exploration success.

Our capital resources and planning can be impacted by fluctuations in the U.S. Dollar and RMB exchange rate as well as inflation in these countries. For further discussion of these risks, see Item 3. "Quantitative and Qualitative Disclosures About Market Risk."

Cash Flows. As of September 30, 2013, our balance in cash and cash equivalents was $26.1 million, an increase of $24.8 million from the balance of $1.3 million as of December 31, 2012. The increase was due primarily to $58.5 million net cash proceeds from the Private Placement offset by $15.8 million used by operating activities, $11.4 million used by investing activities and $4.9 million used to repay certain amounts under the Facility Agreement.

Cash used in operating activities for the nine months ended September 30, 2013 was $15.8 million as compared to cash used in operating activities for the same period in 2012 of $22.7 million. The decrease was primarily due to $1.4 million decrease of in G&A expenses, $0.5 million decrease in LOE, $0.6 million decrease in exploration expenses and $5.9 million favorable change in working capital, the decrease was offset by increase of $0.4 million in interest payments.

Cash used in investing activities for the nine months ended September 30, 2013 was $11.4 million as compared to $3.2 million for the same period in 2012. The increase was primarily due to an increase in additions to oil and gas properties of $8.0 million.

Cash provided by financing activities for the nine months ended September 30, 2013 was $52.0 million as a result of net proceeds from the Private Placement during the first quarter of 2013. Cash provided by financing activities for the nine months ended September 30, 2012 was $6.2 million as a result of a draw on the Facility Agreement in January 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in RMB and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. In June 2010, China announced that it would gradually allow the RMB to float against the U.S. Dollar and, as a result, the Chinese currency is expected to slowly appreciate with respect to the U.S. Dollar. All of our costs to operate our Chinese offices are paid in RMB. Our exploration costs in China may be incurred under contracts denominated in RMB or U.S. Dollars. As of September 30, 2013, the U.S. Dollar ($) to RMB (¥) depreciated slightly at an exchange rate of about $1 to ¥6.14, compared to an exchange rate of $1 to ¥6.31 at September 30, 2012. If the RMB appreciates with respect to the U.S. Dollar, our costs in China may increase. To date we have not engaged in hedging activities to hedge our foreign currency exposure. In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk. If the RMB appreciates by 10% during the third quarter of 2013, our costs would increase by approximately $0.3 million. If the RMB depreciates by 10%, it is estimated that our costs would be approximately $0.3 million lower in the third quarter of 2013.

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

Risks Relating to Our Business

We have a limited source of revenue.

We will not generate material revenues from our existing properties until we have successfully completed exploration and development, and started meaningful production of CBM. Although we have had some sales under the Gas Sales Agreement since early first quarter of 2011, we are not able to predict exactly when we will recognize significant revenues. Although SPG has completed its pipeline, which runs within 2 kilometers of our 1H Pilot Area and is being used to transport CBM sold pursuant to the Gas Sales Agreement and in-field gathering system and compression equipment were connected to the pipeline in early January 2011, we have not yet achieved significant production in the Shouyang Block. Our ability to realize significant revenues from any producing wells may be impaired until production increases significantly in the Shouyang Block and additional pipelines or facilities are built out or arrangements are made to deliver a higher level of production to market. Additionally, no facilities exist to transport or process CBM near our Yunnan Province project.

We must obtain additional capital in order to continue our operations.

As discussed above, we are not able to predict exactly when we will recognize significant revenues. We expect to experience operating losses and negative cash flow until production levels in the Shouyang Block increase sufficiently, which will require the drilling and completion of a significant number of productive wells.

Management will continue to seek to secure additional capital to continue operations, repay the Facility Agreement on or before its maturity date and to meet future expenditure requirements necessary to retain our rights under our PSCs. In connection therewith, management must either seek to secure additional capital by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets or obtain debt, reserve based, project or equity-related financing. However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through debt, reserve based, project or equity-related financing. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt, reserve based, project or equity-related financing are uncertain and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price. Due to certain factors, an offering of our common stock is likely not a viable alternative at this time, but a non-convertible preferred stock offering might be possible under certain circumstances. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult or impossible. In particular, any transfer of our rights under any PSC will require the approval of our Chinese partner company. There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer. The ongoing global financial crisis has created liquidity problems for many companies and financial institutions, and international capital markets have stagnated, especially in Europe. A continuing downturn in these markets could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through the sale of our securities or otherwise. The ongoing crisis has created a difficult environment in which to negotiate and consummate a transaction. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt, reserves based, project or equity related financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price.

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

As of September 30, 2013, on a consolidated basis, we had total senior secured indebtedness outstanding of approximately $85.0 million, consisting of $64.0 million aggregate principal amount of the Notes due 2016 and approximately $21.0 million aggregate principal amount under Facility Agreement with SCB plus related accrued interest on such amounts due on January 15, 2014. The Notes and the Facility Agreement are cross-defaulted against one another. Subject to the restrictions in the Indenture governing the Notes and in the Facility Agreement, we may incur additional indebtedness. In addition, the Notes provide for paid in kind interest, which will add to the aggregate principal amount outstanding on each interest payment date in which we are required or elect to pay paid in kind interest. Our high level of indebtedness could have important consequences for an investment in us and significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

•
make it more difficult for us to satisfy our financial obligations under our indebtedness and our contractual and commercial commitments and increase the risk that we may default on our debt obligations or be unable to repay our debt obligations on or before their respective maturity dates;

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

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 38 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Far East Energy Corporation

/s/ Michael R. McElwrath
Michael R. McElwrath
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Jennifer D. Whitley
Jennifer D. Whitley
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 8, 2013

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
10.1
Second Amendment to Amended and Restated Employment Agreement, dated September 9, 2013, between Far East Energy Corporation and Michael R. McElwrath (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2013, and incorporated herein by reference).

10.2
First Amendment to Amended and Restated Employment Agreement, dated September 9, 2013, between Far East Energy Corporation and Jennifer D. Whitley (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2013, and incorporated herein by reference).

31.1 †	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 †	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
32.2**	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	XBRL Taxonomy Extension Definition Linkbase
101.LAB†	XBRL Taxonomy Extension Label Linkbase
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase
____________
**	Furnished herewith
†	Filed herewith