Form 10-K
period 2013-12-31
FAR EAST ENERGY CORP
filed 2014-03-31
CIK 1124024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

The aggregate market value of the voting common stock, par value $0.001 per share, held by non-affiliates of the registrant was approximately $72,405,000 as of June 30, 2013 (based on $0.21 per share, the last price of the common stock as reported on the OTC Bulletin Board on such date). For purposes of the foregoing calculation only, all directors, executive officers and 10% beneficial owners have been deemed affiliates.

The number of shares of common stock, par value $0.001 per share, outstanding as of February 28, 2014 was 346,029,370.

DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the registrant’s proxy statement for the 2014 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

FAR EAST ENERGY CORPORATION

i

PART I

ITEM 1.	BUSINESS

We were incorporated in Nevada on February 4, 2000. In January 2002, we renamed our company Far East Energy Corporation and changed our focus to exploring, developing, producing and selling coalbed methane gas ("CBM"). Throughout this Annual Report on Form 10-K, the terms "Far East Energy," "Far East," "we," "the Company," "us," "our" and "our company" refer to Far East Energy Corporation and its subsidiaries. References to FEEB refer to Far East Energy (Bermuda), Ltd., our principal operating subsidiary. References to "China" and "PRC" are references to the People's Republic of China. References to the "MofCom" are references to the Chinese Ministry of Commerce, the principal regulatory authority with oversight responsibility for our production sharing contracts. References to the "MLR" are references to the Chinese Ministry of Land and Resources, the principal regulatory authority for the exploration, development and production of oil and gas resources in China. References to "CUCBM" are references to China United Coalbed Methane Company, Ltd, and references to "CNPC" are references to China National Petroleum Company. Throughout this Annual Report on Form 10-K, we use the term "our Chinese partner company" when referring to CUCBM or CNPC/PetroChina, as applicable. Currently, the operations of our company and its subsidiaries concentrate on CBM exploration and development in the Shanxi Province in northern China and Yunnan Province in southern China. Our goal is to become a recognized leader in CBM property acquisition, exploration, development and production in China. Our principal headquarters office is located at 333 North Sam Houston Parkway East, Suite 230, Houston, Texas 77060. Our main office in China is located in Beijing.

We are a party to three production sharing contracts ("PSCs") in China, under which we were granted the right to explore and potentially develop the 288,569 acre (1,167.8 square kilometers) Shouyang Block in Shanxi Province (the "Shouyang PSC"), the Laochang Area, which totals 119,327 acres (482.9 square kilometers ) in Yunnan Province (the "Yunnan PSC") and the 573,000 acre (2,318.8 square kilometers ) Qinnan Block also in Shanxi Province (the "Qinnan PSC").

 As of December 31, 2013, we had estimated net proved gas reserves of 67.5 billion cubic feet (“Bcf”) with an associated standardized measure of our future net cash flows of proved reserves, discounted at 10 percent per annum of $151.8 million. This represents an increase of 32% over the net proved gas reserves of 51.3 Bcf as of December 31, 2012. As of December 31, 2013, total net probable reserves were estimated to be 372.4 Bcf.

In 2013, we accelerated our work to explore for and develop CBM production on our Shouyang PSC. Forty five production wells and 25 appraisal wells were drilled to total depth, with 9 of those appraisal wells fracture stimulated (fraced). Of these 45 production wells and 9 fraced appraisal wells, 53 wells had production facilities installed and were producing water and/or gas.  At the peak of our drilling activity, in the month of June 2013, our contractors had 30 drilling rigs operating on the Shouyang Block.

Gas sales volume, net to the Company, was 231.8 million cubic feet (“MMcf”) for the year ended December 31, 2013, representing a decrease of 28 MMcf, or 12%, as compared to the same period for the prior year. This decrease is partially attributable to intermittent interruptions from the power supply to our pumps and compressors as the province engaged in upgrades to the regional power infrastructure in the first several months of 2013. Gas sales volume, net to the Company, was 26.0 MMcf for the month of December 2013, an increase of 271% compared to the month of June 2013, and gas sales volume has risen to 35.1 MMcf for the month of February 2014.  Due to increased operating efficiencies, lease operating expense per productive well in Shouyang decreased 41% during 2013 compared to 2012.

We believe that good environmental, social, health and safety performance is an integral part of our business success. We conduct our business with respect and care for our employees, contractors, communities, and the environments in which we operate. We continued to employ numerous safety precautions to ensure the safety of our employees and independent contractors. We also seek to conduct our operations in accordance with various laws and regulations concerning the environment, occupational safety and health.  Our goal is zero harm to people and the environment while creating value for our shareholders as well as for China, including the regions and communities within which we operate. Our commitment to these principles is demonstrated by the fact that we have had no recorded lost-time accidents in over nine years and no major environmental incidents. We have a commitment to being good corporate citizens of China, striving to emphasize and utilize very high levels of Chinese content in personnel, services, and equipment; and we have achieved very high percentages of Chinese content in each category.

As provided to date, the exploration period of Area A (approximately 15,988 acres or 64.7 square kilometers) of the Shouyang PSC does not expire; while the Exploration Period of Area B (approximately 272,581 acres or 1,103.1 square kilometers) of the Shouyang PSC does not expire until June 30, 2016.  Pursuant to the provisions of the Fifth Modification Agreement of the Shouyang PSC, the exploration period for Area A will automatically be extended on the original expiration date of June 30, 2015, as we have submitted a report detailing CBM resources to CUCBM that reasonably complies with the Chinese CBM resource standards.  The report was submitted in connection with the development of an overall development plan and such report was subsequently approved and certifications were received from all requisite levels of the MLR. Additionally, we relinquished 121,255 acres (approximately 490.7 square kilometers) known as Area C in June 2013.  See “Shouyang PSC” below for further discussion.

On June 12, 2010, CUCBM and Shanxi Province Guoxin Energy Development Group Limited ("SPG") executed the Shouyang Project Coalbed Methane Purchase and Sales Contract (the "Gas Sales Agreement"), to which we are an express beneficiary, to sell CBM produced in the CBM field governed by the Shouyang PSC. Pursuant to the Gas Sales Agreement, SPG is initially required to purchase up to 300,000 cubic meters (10.584 MMcf) per day of CBM (the "Daily Volume Limit") produced at the Shouyang Block on a take-or-pay basis, with the purchase of any quantities above such amount to be negotiated pursuant to a separate agreement.  The term of the Gas Sales Agreement is 20 years.  The price received from SPG for CBM under the Gas Sales Agreement was 1.20 Chinese Renminbi (“RMB”) per cubic meter (or $5.56 per thousand cubic feet (“Mcf”), inclusive of $0.63 for value-added tax (“VAT”) and $0.08 for provincial taxes, based on the December 31, 2013 currency exchange rate, before any applicable subsidies). Additionally, the Chinese government and Shanxi provincial authorities enacted subsidies equal to 0.20 RMB and 0.05 RMB per cubic meter, respectively, for a total of 0.25 RMB per cubic meter. The price received by CUCBM and FEEB, including subsidies for gas sales, was 1.45 RMB per cubic meter. The total price received was $6.55 per Mcf after taxes.  Effective January 1, 2014, the contract price is 1.7 RMB per cubic meter, and the price received by CUCBM and FEEB, including subsidies for gas sales, is 1.95 RMB per cubic meter. The total price received is approximately $9.04 per Mcf after taxes, based on the December 31, 2013 exchange rate.  One hundred percent (100%) of the Company’s production is sold to SPG.

The per day sales volumes for each year in the two-year period ended December 31, 2013 were below the Daily Volume Limit. Gas sales volume, net to the Company, during 2013 was 231.8 MMcf compared to 260.4 MMcf in 2012. See "Shouyang PSC" below.

The exploration period of the Yunnan PSC expired on December 31, 2013. See "Yunnan PSC" below for further discussion.

The exploration period under the Qinnan PSC expired on June 30, 2009, and we cannot continue our exploration activities in the Qinnan block without an extension of the exploration period or a new PSC. We are continuing to pursue an extension of the exploration period of the Qinnan PSC, and are currently engaged in discussions with PetroChina on this matter, but we cannot be optimistic at this time. We believe the underlying exploration period should be extended due to events beyond our reasonable control, namely the lengthy transfer of rights taking place from CUCBM to CNPC. See "Qinnan PSC" below for further discussion of our efforts to secure an extension of the exploration period for the Qinnan PSC.

On November 28, 2011, FEEB entered into a Facility Agreement, as borrower, with Standard Chartered Bank ("SCB"), as lender, and the Company, as guarantor (the "Facility Agreement"). The Facility Agreement provided for a $25 million credit facility to be used for project costs with respect to the Shouyang Area in Shanxi Province, China (the “Shouyang Area”), finance costs and other general corporate purposes approved by SCB.  The Facility Agreement had an initial 9-month term and was subsequently extended. At December 31, 2013, the Facility Agreement was drawn in full.

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

On January 15, 2013, the Company entered into the Fifth Amendment to the Facility Agreement (the "Fifth Amendment"), to provide for the extension of the maturity date of the Facility Agreement until January 15, 2014. The Fifth Amendment was subject to the repayment of $4.125 million of the outstanding principal amount and the repayment of $0.7 million of capitalized interest under the Facility Agreement. The total amount of outstanding principal and capitalized interest under the Facility Agreement prior to the repayment of such amount was $25.8 million (which included $125,000 borrowed on January 11, 2013). In addition, accrued interest, amendment fees and certain transaction expenses were paid at closing out of the gross proceeds of the Private Placement.  After taking into account the amounts paid pursuant to the Fifth Amendment and transaction fees and expenses incurred in connection with the Fifth Amendment and the Private Placement, the net proceeds to the Company of the Private Placement were $52.0 million.

On December 31, 2013, the Company entered into the Sixth Amendment to the Facility Agreement (the "Sixth Amendment") to extend the maturity date of the Facility Agreement from January 15, 2014 to April 15, 2014.  The Sixth Amendment requires the Company to pay interest under the Facility Agreement on a monthly basis rather than on a quarterly basis.

On March 31, 2014, the Company entered into the Extension Agreement to the Facility Agreement (the “Extension Agreement”) to extend the maturity date of the Facility Agreement from April 15, 2014 to July 15, 2014.  The Extension Agreement contains certain customary representations, warranties, releases and confirmations.

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

Permeability. CBM production requires that the coal have sufficient permeability. Permeability is the ability of a substance to allow another substance to pass through it.  Permeability in coal is primarily created by naturally occurring fractures, which are commonly referred to as cleats. Permeability is largely based upon how many cleats the coal has and how close they are to each other. The more cleats the coal has, the better the coal's permeability and the greater the opportunity to retrieve the adsorbed CBM. Tectonic fracturing and artificial fracture stimulation can also contribute greatly to permeability. Reservoirs with high permeability have a higher propensity for strong gas production than less permeable reservoirs. The same permeability that can contribute to strong gas production also initially allows more water to flow through the coal. Thus, coal seams with higher permeability often take significantly longer time to dewater than lower permeability coal seams. Once sufficient water is produced, higher permeability normally allows wells to maintain higher production rates for longer periods and enables higher gas recoveries with fewer wells.  Our coal seams are stated to range from 10 to 300 millidarcies and to average 50 millidarcies across the Shouyang Block, which is considered to be high permeability.

Thickness. The thickness of the coal seam is a key factor in CBM production. A coal seam with otherwise unacceptably low permeability could produce commercial quantities of gas if the coal seam has sufficient thickness. In such a case, the gas would flow out slowly, but because the coal seam is thick, more of the gas would be produced since there is a large area from which to collect the CBM. A coal seam with high permeability and high thickness would allow for higher production rates for longer periods to flow from a large area.

Depth. The depth of the coal seam is also a significant factor in the productivity potential of a well. Where the coal, and thus the methane gas, lies at shallow depths, wells are generally easier to drill and less expensive to complete. With greater depth, increased pressure closes cleats in the coal, which reduces permeability and the ability of the CBM to move through and out of the coal. On the other hand, if a coal seam is not buried deep enough, there may not have been sufficient water pressure to hold the gas in place and through geologic time the gas may have escaped from the coal.  However, both deep and shallow coal seams can produce significant CBM quantities, especially where high permeability, thickness and gas content are characteristics present.

Coal Ranking. Methane gas is contained in all ranks of coal. Most CBM is contained in the highest rank coal, which is called anthracite. Unfortunately, anthracite often has very low permeability. Semi-anthracite coal typically has lower quantities of CBM than anthracite coal, but may contain significant cleats as well, making it more permeable. The coalbeds found in our Shouyang Block project are semi-anthracite coal that have a favorable cleat structure, and thus high permeability.

The next lesser coal rank is bituminous coal that contains less CBM per ton than the anthracite and semi-anthracite coal but usually has a good cleat structure, allowing for better permeability.  The coalbeds found in the Laochang Area have bituminous and semi-anthracite coal.

Dewatering. Water must be removed from the coal seams to decrease reservoir pressure and release the gas to produce methane gas from coalbeds. After the detachment of gas molecules from the coal surface, or desorption, occurs, the gas diffuses through the coalbed's cleats and fractures toward the wellbore. Substantial dewatering of the coalbed is required initially. Water production declines as methane gas production increases. The required time period for dewatering of a well may generally range in length from a few weeks to as many as several years depending on the attributes of the coal seam.

Coalbed Methane in the People's Republic of China

China is the world's largest coal producing country and has substantial CBM resources located within its coalfields. Because most of China's CBM is found at shallow depths, it is easier to drill and complete CBM wells than the deeper wells that are generally required for other forms of natural resource exploration. China's mining operations release billions of cubic meters of methane gas into the environment each year because much of the country's CBM resources remain undeveloped. This results in serious pollution and wastes CBM, which could be recovered prior to mining.

Our business strategy is to acquire, explore, develop, produce and sell CBM in China. Due to its demonstrated high permeability and high gas content coals, our main operational focus will remain on the Shouyang Block in Shanxi Province. A low percentage of CBM fields worldwide demonstrate both high permeability and high gas content, but of those few CBM fields with both high permeability and high gas content, nearly all are considered large producers.  China is currently the world's second largest user of petroleum and one of the largest importers of oil and, to a lesser extent, gas, in the world. China's energy needs have grown rapidly in the past 20 years, fueled in part by its tremendous economic growth during that period. The growth in demand for energy in China is projected to outpace the rest of the world over the next decade. As a result of China's increasing energy needs, the Chinese government has, in recent years, focused great attention on the development of energy sources, including CBM. To increase CBM production, the State Council, the chief administrative body of the PRC, created CUCBM in 1996. The State Council granted CUCBM rights to contract with foreign corporations for the exploration, development and production of CBM in China. In 2008, one of the major stakeholders of CUCBM, CNPC began the process to contract directly with foreign corporations to work on CBM projects instead of working through CUCBM. The Chinese government has provided incentives to stimulate the development of CBM, including enacting a Chinese government subsidy of 0.2 RMB per cubic meter and a Shanxi provincial subsidy of 0.05 RMB per cubic meter, exempting CBM development from import duties and import-related duties (See Encouraged and Restricted B of the Guidance Catalog of Industries for Foreign Investments, specific measures executed in accordance with No. 1602 Document issued by the State Administration of Customs in 1997) and reducing VAT for CBM projects with foreign companies compared to 13% VAT for conventional gas companies (See Interim Regulations of the People's Republic of China on Value Added Tax (November 10, 2008, Article 2)). For more information on the laws, regulations and regulatory bodies that affect our business, see "Regulations Impacting Our Business" below. Zhang Huangsheng, Head of the Research Institute at the State Administration of Coal Mine Safety, stated in November

2012 that China plans to raise the government subsidy to 0.6 RMB per cubic meter (or $2.78 per Mcf based on the December 31, 2013 exchange rate).

Drilling and Hydraulic Fracturing Technologies

Vertical, deviated and horizontal drilling technologies have each yielded successful results in CBM applications. Vertical wells are the cheapest and most straightforward wells to drill and complete, but each vertical well requires a dedicated surface location. A horizontal well potentially allows a wellbore to be in contact with hundreds or thousands of feet of coal because the drill bit is redirected from a downward angle to a horizontal plane and tracks along the same plane as the coalbed, thereby exposing more coal to the wellbore. Deviated wells are used to access down hole locations that are not accessible with a vertical wellbore. Deviated wells are slightly more expensive and complicated to drill and complete than vertical wells. However, they are drilled from an existing well pad and location. Utilizing an existing well location allows more than one well to be drilled from the same pad, consequently reducing land and pad construction costs, as well as reducing operating expenses on a per well average and also reducing the environmental impact.  We now typically use a combination of vertical wells and slightly deviated wells in order to minimize the land drilling pad that is necessary. The combination has resulted from a series of various drilling and completion methods that have been used to identify the most effective methods for the Shouyang Block. We are also considering the utilization of single lateral horizontal wells targeted at a length of approximately 1000 meters in the coal seam in our 2014 drilling program.

Hydraulic fracturing technology has been utilized in CBM exploration and development for many years. The technique fractures a formation by pumping fluid, in most cases water or water with a viscosifying agent, into the formation at a high enough pressure to open the formation to allow a proppant, such as sand, to be pumped into the formation. This act of opening the formation and pumping in a propping agent allows better communication between the wellbore and the formation. This is often necessary in formations where permeability immediately around the wellbore is found to be reduced after drilling, thus lessening the ability of gas to enter the wellbore and be produced.  Fracing allows access to undamaged coals beyond the near wellbore area of damage.

Our Holdings and Activities in the People's Republic of China

Overview. In June 2003, we entered into two amendments to certain farmout agreements and assignment agreements with Phillips China, Inc., a subsidiary of ConocoPhillips ("Phillips"), pursuant to which we acquired a 40% net undivided interest from Phillips in the Shouyang and Qinnan PSCs between Phillips and CUCBM for Shanxi Province. CUCBM is a joint venture between China National Coal Group Corp. and China National Offshore Oil Corporation ("CNOOC"), both Chinese state-owned entities. The assignment agreements and related amendments to the farmout agreements substituted us for Phillips as the principal party and operator for the projects under the PSCs. These assignment agreements were approved by CUCBM on March 15, 2004, and ratified by the MofCom on March 22, 2004. The term of each of the Shouyang PSC and Qinnan PSC consists of an exploration period, a development period and a production period. The exploration period is divided into three phases called Phase I, Phase II, and Phase III. Pursuant to the farmout agreements with Phillips, Phillips retained a participation interest of 30% with a right to convert such interest to a revenue interest. Upon our election to enter Phase III of the exploration periods in the Shouyang PSC in June of 2006, Phillips elected to convey its remaining 30% participating interest to us and to receive an interest of 5% of revenues from production from our participating interest, not to exceed 3.5% of the total participating interest.

On January 25, 2002, we entered into the Yunnan PSC with CUCBM to develop two areas in Yunnan Province: (1) the Enhong area, which covers approximately 145,198 acres (587.6 square kilometers), and (2) the Laochang area, which covers approximately 119,327 acres (482.9 square kilometers ).  We have been evaluating this acreage with a minimal exploratory drilling program, and while we believe the acreage to have potential, we have chosen to focus our capital and resources upon the high permeability/high gas content acreage in Shouyang.  The Company and CUCBM have begun discussions that will likely result in the relinquishment of all of the Yunnan acreage covered by the PSC.  The Company expects that any such relinquishment of the PSC will be formalized during the second quarter of 2014.

Acreage in the People's Republic of China

In connection with the modification agreement agreed to with CUCBM and approved by the MofCom, the amount of acreage subject to the PSCs has been reduced with the Enhong Area of the Yunnan PSC relinquished altogether. The following table summarizes the acreage subject to our PSCs in China as of December 31, 2013, as well as the net acreage that will remain available for exploration and production under the PSCs pursuant to our respective participating interest share under the PSCs as modified and as approved by the MofCom:

	Acreage
	Gross (1)		Net (2)
China:
Shouyang Block, Shanxi Province	288,569		206,795
Area A	15,988	(3)	15,988
Area B	272,581	(4)	190,807
Qinnan Block, Shanxi Province (5)	573,000		401,100
Laochang Area, Yunnan Province	119,327	(6)	71,596

(1) Acreage reflects the PSC amendments to date for the Shouyang and Yunnan Blocks after receiving necessary governmental approvals and our agreement to allow CUCBM to proceed at its sole risk with a 100% participation interest as to 8,673 acres (35.1 square kilometers) in the Shouyang Block.

(2) In the Shouyang Block, the Chinese partner company has the option to receive up to a 30% participating interest share in Areas A and B within thirty (30) days of receipt of notice of Chinese certification of CBM resources in a particular CBM field. CUCBM did not elect to take any participating interest in Area A of the Shouyang Block, and thus we are entitled to a 100% participating interest share in Area A (subject to the Phillips 3.5% revenue interest). CUCBM will not have to make any election on Area B until such time as we obtain Chinese certification as to CBM resources in such area. In the Yunnan Block, CUCBM has the right to accept up to a 40% participating interest share within thirty (30) days of receipt of notice of Chinese certifications of CBM resources in a particular CBM field; however, the Company and CUCBM have begun discussions that will likely result in the relinquishment of all of the Yunnan acreage covered by the PSC.  The Company expects that any such relinquishment of the PSC will be formalized during the second quarter of 2014. As of the date of this report, CUCBM has not elected to take a participating interest in any CBM field but the net acreage is presented as if CUCBM had made such election.

(3) As provided to date, the exploration period of Area A (approximately 15,988 acres or 64.7 square kilometers) of the Shouyang PSC does not expire.  Pursuant to the provisions of the Fifth Modification Agreement of the Shouyang PSC, the exploration period for Area A will automatically be extended on the original expiration date of June 30, 2015, as we have submitted a report detailing CBM resources to CUCBM that reasonably complies with the Chinese CBM resource standards.  The report was submitted in connection with the development of an overall development plan and such report was subsequently approved and certifications were received from all requisite levels of the MLR.

(4) As modified and agreed to date, unless extended or amended, the exploration periods for Area B will expire on June 30, 2016. However, we may retain acreage under a variety of scenarios without further consents or approvals, including areas for which a report as to CBM resources has been submitted by us to CUCBM that reasonably complies with the Chinese CBM standards in connection with the process to compile an overall development plan.

(5) Currently, the exploration period under the Qinnan PSC has technically expired, and we are pursuing claims that we are entitled to an extension of the exploration period due to a force majeure event in accordance with the terms of the Qinnan PSC. If and when our claims are resolved and a modification agreement is entered into with respect to the Qinnan PSC, the Chinese partner company may elect to take a participating interest share of up to 30%. If we are not successful in making such claims, the exploration period will be deemed to have expired, and we will no longer have authority to drill and pursue exploration activities on the Qinnan Block.  We are currently engaged in discussions with PetroChina on this matter.

(6) The exploration period under the Yunnan PSC expired on December 31, 2013 and was not amended or extended. We have been evaluating this acreage with a minimal exploratory drilling program, and while we believe the acreage to have potential, we have chosen to focus our capital and resources upon the high permeability/high gas content acreage in Shouyang.  The Company and CUCBM have begun discussions that will likely result in the relinquishment of all of the Yunnan acreage covered by the PSC.  The Company expects that any such relinquishment of the PSC will be formalized during the second quarter of 2014.

As with any energy exploration and production company, we continuously review our acreage holdings in order to optimize those holdings. We may, from time to time and as circumstances dictate, decide to relinquish all or part of any of our blocks that we deem non-prospective or sub-optimal in order to optimize our acreage holdings and/or preserve cash resources.

Drilling Activity

For the years ended December 31, 2013, 2012 and 2011, the following table shows wells drilled and reached total depth in the Shouyang Block:

	2013		2012		2011
	Gross	Net (1)	Gross	Net (1)	Gross	Net (1)
Exploratory wells	25.0	17.5	-	-	3.0	2.1

Development wells	45.0	45.0	4.0	4.0	32.0	31.1

(1)	In the Shouyang Block, CUCBM has the option to receive up to a 30% participating interest share in Areas A and B within thirty (30) days of receipt of notice of Chinese certification of CBM resources in a particular CBM field. CUCBM elected not to take any participating interest in Area A of the Shouyang Block. Net wells are presented as if CUCBM elected to take its full participating interest under the Shouyang PSC as modified to date with respect to such wells on the dates indicated.

There were no wells drilled in the Qinnan and Yunnan Blocks during the years 2013, 2012 and 2011.

As of January 31, 2014, there were a total of 117 gross and 108.5 net productive wells, after giving effect to CUCBM's right to make participating elections in the Shouyang Block as if made on such date. Additionally, since inception through the end of January 2014, one well has been abandoned in the Shouyang Block.

Production, Sales, Prices and Expenses

Our gas sales commenced in March 2011.  The following table sets forth information regarding our net sales volumes, average sales prices received and production costs for the years ended December 31, 2013 and 2012, respectively.

	2013	2012	2011
Gas sales volume, net (Mcf) (1)	231,815	260,424	140,887

Gas sales, net (in thousands)	$1,108	$1,219	$653

Average Gas Sales Price, net of taxes (per Mcf)	$4.78	$4.68	$4.63
PRC National and Provincial Subsidies (per Mcf)	1.14	1.13	1.12
VAT Refund (per Mcf)	0.63	0.62	0.61
Total Gas Sales and Other Revenues (per Mcf)	$6.55	$6.43	$6.36

Production Costs (per Mcf) (2) (3)	$23.40	$19.69	$27.49

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

(2) Includes certain items which were denominated in RMB and were converted into U.S. Dollars by using the exchange rate as of the date of invoice.

(3) Production costs per Mcf are computed as total lease operating expenses divided by the total gas sold; therefore the production costs are currently high for several key reasons: (i) certain wells are dewatering and are not yet tied into the gathering system and therefore there are no gas sales to offset the production costs; (ii) given that the CBM fields currently subject to production are characterized by high permeability, there is a longer dewatering period and thus a longer production period before significant gas volumes ramp up to more profitable gas sales volumes; and (iii) the processing and compression facilities are presently oversized for the current gas sales volume. As the sales volumes ramp and the reservoir matures, the facilities are expected to operate more efficiently. All these factors should significantly lower the production costs expressed as $/Mcf sold as the drilling program is implemented.

Shouyang PSC

As noted above, we are a party of the Shouyang PSC with CUCBM, which provides for an operating interest in approximately 288,569 acres (1,167.8 square kilometers) in the Shanxi Province, which includes approximately 15,988 acres, or approximately 64.7 square kilometers, (Area A) in the 1H Pilot Area for which the CBM resources have been certified by the MLR to support the request for a long-term development license and in which we hold a 100% participation interest.

In exchange for CUCBM’s election to forego its participation rights to the approximately 15,988 acres, or approximately 64.7 square kilometers comprising Area A, that have received MLR certification, in April 2012 we elected to forgo our rights to approximately 8,673 acres (35.1 square kilometers) of the original Shouyang PSC, which had also been certified by the MLR, allowing CUCBM to proceed independently at its sole risk to develop this area. We believe that this is an advantageous arrangement for us because it provides us with a 100% participating interest (subject to a net 3.5% revenue interest held by Phillips) in the approximately 15,988 acres (approximately 64.7 square kilometer) area, which contains all of the wells in the 1H Pilot Area (the area of our current CBM sales) and the planned expansion thereof. We relinquished 121,255 acres (approximately 490.7 square kilometers) in June 2013.  With respect to the remaining approximately 272,581 acres (1,103.1 square kilometers), CUCBM maintains the right to elect up to a 30% participating interest upon completion of certain milestones, and we retain the remaining participating interest in the contract area, subject to the 3.5% revenue interest held by Phillips.

The P8 well was a well drilled on a portion of the Shouyang Block which we relinquished in April 2008. Under the terms of the April 26, 2012 Fifth Modification Agreement, this well will be replaced by CUCBM pursuant to an agreement whereby CUCBM has agreed to drill an appraisal well which shall include the expenses associated with coring, fracturing and other testing on our behalf in Area B in a location as determined by FEEB, nearby the P8 well and to the same coal seam as the P8 well.

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

The preparation of an overall development plan to be submitted jointly with CUCBM as part of the application for a long-term development license requires adequate CBM resources certified to the applicable standard by the MLR, as well as technical, commercial, environmental, health and safety plans demonstrating how the CBM field will be developed for the exploitation of CBM resources located therein.

The key certification required to be granted by the MLR is that the identified development area contains verifiable/recoverable CBM resources that can be extracted in a commercially economic manner to the standards and guidelines set forth in the Specifications for Coalbed Methane Resources/Reserves (DZ/T0216-2010) (the “CBM Specifications”) promulgated by the MLR.  This certification was obtained from the MLR in June 2012, and covered an area 99.8 square kilometers in the Nanyanzhu area of the northern Shouyang Block. This 99.8 square kilometers is comprised of the approximately 64.7 square kilometers comprising Area A, and the approximately 35.1 square kilometers of the original Shouyang PSC, in which we had elected to forgo our rights in favor of CUCBM to allow CUCBM to proceed independently at its sole risk to develop.

The first step in the certification process was to engage a Chinese company licensed by the MLR to compile reports as to CBM resources in accordance with MLR requirements. The licensed Chinese vendor estimated CBM resources subject to certain conditions and assumptions specified in the CBM Specifications with respect to well spacing, the types of wells emphasized in the estimation of resources, the level of output of individual wells and the method of determining such output. Such an estimation of CBM resources at the necessary level is conducted only on blocks containing wells achieving a minimum standard of production for the CBM resources claimed for a time period of at least three months.

Upon completion of a preliminary draft of the report, a group of independent CBM experts reviewed the report and provided comments to the licensed Chinese vendor. Our Chinese partner company then submitted the report to the Petroleum Reserve Office of the MLR. The report was approved by the Petroleum Reserve Office of the MLR and submitted to the Reserve Review and Exam Office of the MLR for further review and certification. After review and resolution of questions or comments, the CBM resources were then certified by the Reserve Review and Exam Office of the MLR to the requisite levels under the CBM Specifications, at which point work commenced on the application process for a long-term development license for the identified development area (an “Overall Development Plan” or “ODP”).

As noted above, we obtained our first certification from the MLR in June 2012 as to the 99.8 square kilometer area described above.  We have been in the process of preparing an application for a long-term development license for the area. We are also evaluating additional acreage for future MLR certification. After several revisions, the final draft of the Nanyanzhu ODP was finished and an internal review was completed. An external expert review was held on March 27, 2014, and the ODP passed review of the required external experts, and the expert group will recommend that the relevant parties approve the ODP. Now, during April, this draft ODP report should be submitted to the National Development and Reform Commission ("NDRC") to receive a “Road Pass ODP.” The Road Pass ODP is anticipated to be awarded near the end of June, 2014, allowing FEEB to apply for permits and approvals from local government bureaus in land use, grid power supply, environment protection, land reclamation, and safety. Vendors of six third parties have been engaged to compile supplementary reports needed to obtain various permits from local government bureaus that are required by the ODP process.  All of these permits and approvals, as well as the ODP report, will be submitted to NDRC again approximately by the first quarter of 2015. The Company expects to receive formal ODP approval by the end of June, 2015.

The development period as to any CBM field covered by the Shouyang PSC will begin after the approval of the overall development plan for any such CBM field. As discussed above, CUCBM has agreed to waive its right to any participating interest share in approximately 15,988 acres (approximately 64.7 square kilometers) of the Shouyang Block and it has not currently elected to exercise its option to receive a 30% participating interest in any other CBM field that is developed in the Shouyang Block. Thus, Far East will be entitled to a 100% participating interest share in the entirety of its 1H Pilot Area (subject to Phillips 3.5% revenue interest).

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

We have fulfilled our previous obligations under the exploration period of the original Shouyang PSC. We have also met the requirement of drilling 25 additional wells in the non-MLR certified area by June 30, 2013 and spending at least $11.0 million.  On December 6, 2013, CUCBM extended the exploration period of the portion of the Shouyang Block identified as Area B until June 30, 2016, and we agreed that we will drill at least 39 additional wells in Area B by June 30, 2016.  The aforementioned amounts are based on the currency exchange rate between the U.S. Dollar and the RMB as of December 31, 2013.  This will be the subject of a formal Modification Agreement to be entered into by CUCBM and FEEB in  the near future.

On June 12, 2010, CUCBM and SPG executed the Gas Sales Agreement through which CBM produced at the Shouyang Block is sold. Pursuant to the Gas Sales Agreement, for which we are an express beneficiary, SPG is initially required to purchase up to the Daily Volume Limit of CBM produced on the Shouyang Block on a take-or-pay basis, with the purchase of any quantities above such amount to be negotiated pursuant to a separate agreement. The Gas Sales Agreement obligates SPG to commit to having demand capacity to accept up to at least 1 million cubic meters (approximately 35 MMcf) of CBM per day from the Shouyang Block by 2015 but does not obligate FEEB or CUCBM to sell gas in excess of the Daily Volume Limit. The term of the Gas Sales Agreement is 20 years.

In September 2011, SPG completed the construction of additional gathering lines in the 1H Pilot Area. These gathering lines are used to transport produced gas to the regional pipeline for sales. Currently, we have 95 wells connected to the gathering lines in the 1H Pilot Area.  Gas sales volume, net to the Company, during 2013 was 231.8 MMcf compared to 260.4 MMcf in 2012.

Effective January 1, 2014, the contract price is 1.7 RMB per cubic meter (or $7.88 per Mcf based on the December 31, 2013 currency exchange rate.) The price received from SPG for CBM under the Gas Sales Agreement was 1.20 RMB per cubic meter (or $5.56 per Mcf, inclusive of $0.63 for VAT and $0.08 for provincial taxes, based on the December 31, 2013 exchange rate, before any applicable subsidies) until June 12, 2011 and thereafter the price was subject to change based on the parties' agreement in accordance with market economic principles. The VAT portion of the sales price is refundable to the Company. The Gas Sales Agreement also provides for price adjustments in accordance with changes to the published Chinese national natural gas price and annual price adjustments based on the parties’ mutual agreement. If the parties do not agree on a new price, the then-current price shall continue in effect and either party may seek to resolve any pricing dispute pursuant to arbitration.

Additionally, the Chinese government and Shanxi provincial authorities enacted subsidies equal to 0.20 RMB and 0.05 RMB per cubic meter, respectively, for a total of 0.25 RMB per cubic meter. The price received by CUCBM and FEEB, including subsidies for gas sales, was 1.45 RMB per cubic meter. The total price received was $6.55 per Mcf after taxes.  Effective January 1, 2014, the price received by CUCBM and FEEB, including subsidies for gas sales, is 1.95 RMB per cubic meter. The total price received is approximately $9.04 per Mcf after taxes, based on the December 31, 2013 exchange rate.

Work programs are being carried out to achieve three primary goals: (i) to expand the producing area in the 1H Pilot Area to increase gas production, (ii) to determine the optimal development approach in order to minimize costs and maximize CBM recovery and (iii) to add appraisal wells, spaced at intervals of several kilometers across the entire Shouyang Block to help delineate the geographic extent of the high permeability and high gas content coals located in the area. We refer to an “appraisal well” as a CBM well drilled outside of the 1H Pilot Area to determine the physical extent of commercially attractive parameters of the coal (such as high gas content, high permeability and good coal thickness), as well as to contribute to the identification of reserves.

We believe that the addition of production wells in the 1H Pilot Area will increase production and the addition of appraisal wells throughout the Shouyang Block could add substantially to proved and probable reserves. The following discussion regarding our drilling activity involves the drilling of wells that constitute “exploratory wells,” as such term is defined in Rule 4-10(a)(13) of Regulation S-X.

The $60 million of Notes issued in the first quarter of 2013 provided full funding for our 2013 drilling program, and during the same quarter the Company reviewed requested technical analyses commissioned from third party engineering firms to ascertain both optimal drilling locations for the 2013 drilling program, as well as optimal fracing designs. The results of these technical analyses were incorporated into the drilling and completion program.

During 2013, 74 wells were spudded 27 of which were appraisal wells and 47 of which were development wells. Additionally, from inception of the Shouyang PSC through January 31, 2014, one well has been abandoned in the Shouyang Block.

FEEC operates the Shouyang drilling program using the most efficient and environmentally responsible methods available in China. In its execution, the Company has elected to pursue pad drilling operations placing as many as 5 wells on one location, thus creating a small footprint. This saves important agricultural lands, reduces infrastructure loads, lowers manpower requirements and lightens our impact on the environment. While this approach places additional burdens on the orchestration of drilling, fracturing and completion operations and could introduce minor delays, these factors are mitigated by our ability to batch wells for the fracturing operations. Through careful cooperation between our fracturing service company, logistics department, and local suppliers, the Company is able to maintain a fracture treatment program of up to one well per day for extended periods.

As of January 31, 2014, 61 development wells and 9 appraisal wells have been fracture stimulated. As additional wells are drilled, they will be steadily added to the fracing program.

The gross and net number of productive wells in the Shouyang Block as of January 31, 2014, after giving effect to CUCBM’s right to make participating elections in the Shouyang Block as if made on such date, was 117 and 108.5, respectively. Of these 117 wells, 100 are wells drilled in the initial 1H Pilot Area to expand the field to the west and 17 are appraisal wells. In addition to these wells, there are wells in various stages of drilling and fracing operations as noted above.

A number of appraisal wells have been drilled to the west, south and east of the 1H Pilot Area, which is adjacent to the northern boundary of the Shouyang Block, with the goal of providing data to support the full extent of the northern portion of the Shouyang Block that contains high gas content as well as good permeability characteristics.

Through the drilling of the appraisal wells we seek to determine what portion of the Shouyang Block shares the same rare combination of high permeability and high gas content as discovered in the 1H Pilot Area. The wells drilled to the west, east and south of the 1H Pilot Area have revealed both high gas content and high permeability. The drilling and subsequent production testing of a number of these wells demonstrate that permeability and the potential for significant gas production extend into these portions of the block. Most significantly, the SYS05 well in the southeastern portion of the block and approximately 35 kilometer southeast of the 1H Pilot Area was successfully production tested at a rate exceeding MLR certification requirements.

Provided we remain in compliance with the requirements under the Shouyang PSC, the Shouyang PSC allows production to continue on a CBM field until the earlier of the end of the useful life of the field or June 30, 2032, unless such term is extended or otherwise amended.

The following table reflects the range of permeability determined in the Shouyang Block:

	Permeability Range	Number of Wells
Well Area	(Millidarcies - mD)	In this Range
1H Pilot Area	80-100	1H Pilot Area Wells
Appraisal/ Exploration Wells	200-300	1
Appraisal/ Exploration Wells	100-199	3
Appraisal/ Exploration Wells	50-99	4
Appraisal/ Exploration Wells	10-49	14

With permeabilities ranging from 10 millidarcies to 300 millidarcies, the No. 15 coal seam in the expanded areas tested contains areas of high permeability coupled with high gas content.

Minimum Exploration Expenditure. Under the Shouyang PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements. Our minimum exploration expenditure requirement for each block is based on the minimum exploration expenditure requirements established by the MLR, subject to such additional commitments as may appear in any PSC modification agreements. The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by each PSC. As a result and also taking into consideration the aforementioned June 2013 acreage relinquishment, the minimum exploration expenditure requirement for 2013 and the minimum exploration expenditure under the Shouyang PSC for each yearly period after 2013 are approximately $2.4 million and $1.9 million, respectively, based on the currency exchange rate as of December 31, 2013. Any portion of the exploration expenditures that exceeds the current year’s minimum exploration expenditure requirement cannot be carried forward for the satisfaction of the subsequent year’s minimum requirement.  In 2013, we met the annual minimum exploration expenditure requirement under the Shouyang PSC. We also met the requirement of drilling 25 additional wells in the non-MLR certified area by June 30, 2013 and spending at least $11.0 million. On December 6, 2013, we extended the exploration period of the portion of the Shouyang Block identified as Area B until June 30, 2016, and agreed that we will drill at least 39 additional wells in Area B by June 30, 2016. The aforementioned amounts are based on the currency exchange rate between the U.S. Dollar and the RMB as of December 31, 2013.

Related Payments. Under the Shouyang PSC, we are required to make the following yearly payments to CUCBM. The annual payments are based on the currency exchange rate between the U.S. Dollar and the Chinese RMB as of December 31, 2013. As indicated below, certain amounts may change from year to year.

Annual Payments	Shouyang PSC
Exploration Period
Salary and Benefit
2014	$327,095
2013	305,169

Exploration Permit Fee	114,968
Training Fee	60,000
Assistance Fee	50,000

Development & Production Period
Signature Fee (1)	150,000
Training Fee	150,000
Assistance Fee	120,000

(1)  Due within 30 days after first approval of the overall development plan following the exploration period.

Yunnan PSC. As noted above, we were a party to the Yunnan PSC with CUCBM, which provided for an operating interest in approximately 119,327 acres (482.9 square kilometers) in the Laochang Area. CUCBM had the right to accept up to a 40% participating interest within thirty (30) days of receipt of notice of Chinese certifications of CBM resources in a particular CBM field. The exploration period expired on December 31, 2013 and was not amended or extended. Following expiration of the exploration period, we had the right to elect to continue the process of trying to convert portions of the Laochang Area into MLR certified areas in order to transition these areas into the process for a long-term development license and the development period for certain areas. Any acreage that was not at or past the stage of submittal of a technical report to CUCBM that reasonably met the criteria for MLR certification would be relinquished unless the parties otherwise agree.  The Company and CUCBM have begun discussions that will likely result in the relinquishment of all of the Yunnan acreage covered by the PSC.  The Company expects that any such relinquishment of the PSC will be formalized during the second quarter of 2014.

Minimum Exploration Expenditure. Under the Yunnan PSC, we committed to satisfy certain annual minimum exploration expenditure requirements. Our minimum exploration expenditure requirements for the blocks subject to the Yunnan PSC were modified pursuant to our negotiated agreement to extend the Yunnan PSC exploration period. Under applicable MLR rules for minimum expenditure requirements, the annual minimum exploration expenditure requirement for the Yunnan PSC was approximately $1.8 million (10,720,000 RMB) before the modification but reduced to $0.8 million with relinquishment of acreage, based on the currency exchange rate between the U.S. Dollar and the RMB as of December 31, 2013. As of December 31, 2013, we had carried forward from 2012 excess exploration expenditures of $1.2 million and incurred an additional $0.9 million of expenditures during 2013 toward the satisfaction of MLR requirement.

These requirements under the Yunnan PSC are denominated in RMB and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the RMB. Under the Yunnan PSC, we were required to pay certain fees totaling $0.4 million for the year of 2013. These fees included assistance fees, training fees, fees for CBM exploration rights and salaries and benefits. If we terminate the Yunnan PSC and there exists an unfulfilled balance of the minimum exploration work commitment, we will be required to pay the balance to CUCBM.

Related Payments. Pursuant to the terms of the Yunnan PSC, we have paid CUCBM signature fees totaling $350,000 since the inception of the Yunnan PSC. Under the Yunnan PSC, we are required to make the following yearly payments to CUCBM. The annual payments are based on the currency exchange rate between the U.S. Dollar and the Chinese RMB as of December 31, 2013. As indicated below, certain amounts may change from year to year.

Annual Payments	Yunnan PSC
Exploration Period
Salary and Benefit
2014	$316,245
2013	298,344

Exploration Permit Fee	38,329
Training Fee	45,000
Assistance Fee	45,000

Development & Production Period
Training Fee	80,000
Assistance Fee	80,000

Qinnan PSC. The exploration period of the Qinnan PSC in Shanxi Province expired on June 30, 2009, and we cannot continue our exploration activities in the Qinnan Block without an extension of the exploration period or a new PSC. We are continuing to pursue an extension of the exploration period of the Qinnan PSC, but we cannot predict the outcome at this time. We believe that the underlying exploration period should be extended due to events beyond our reasonable control, namely the lengthy transfer of rights taking place from CUCBM to CNPC. At our Chinese partner company’s request, we have provided certain operational and financial information to assist them in the decision making process regarding whether to recognize an extension of the exploration period in Qinnan. PetroChina, CNPC’s wholly-owned subsidiary, has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008. We have also provided to PetroChina, at their request, our work plan for 2010 for Qinnan. In January 2011, we received a formal notice from CNPC that it has purportedly received all Chinese approvals with respect to the transfer of CUCBM’s interest to it, and subsequently to PetroChina. CNPC also requested we execute a modification agreement to confirm PetroChina as our Chinese partner company for the Qinnan PSC. In negotiations with CUCBM and PetroChina related to this request, we have endeavored to negotiate an assignment agreement that would reflect the transfer of interest to CNPC while CNPC and PetroChina would acknowledge delays that were incurred by virtue of us not having, for an extended period of time, an official Chinese partner company that had the capacity or authority under the Qinnan PSC to work with us. Because of the inability to hold a formal joint management committee (“JMC”) meeting or to have the effective involvement of our Chinese partner company, we believe that our efforts to continue CBM operations in the Qinnan Block have been materially hindered. Technically, the exploration period under the Qinnan PSC expired on June 30, 2009; however, we have maintained the position that the doctrine of force majeure under the Qinnan PSC entitled us to an extension of the exploration period. We continue to discuss this situation with CUCBM and PetroChina, and as recently as January 2012, have submitted a notice of force majeure in accordance with the Qinnan PSC. There can be no assurance that we will be successful in extending the exploration period of the Qinnan PSC or that a new PSC will be granted. Additionally, in connection with obtaining this extension or a new PSC, we may be required to commit to certain expenditures or to modify the terms or respective ownership interests and/or acreage in the applicable PSC.

Under the Qinnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements. As with the Shouyang PSC, our minimum expenditure requirement is based on the minimum exploration expenditure requirements of CNPC established by the MLR. The MLR sets its requirements by applying a minimum expenditure per square kilometer to the total acreage encompassed by each PSC. The annual minimum exploration expenditure requirement under the Qinnan PSC is approximately $3.8 million in the aggregate based on the currency exchange rate between the U.S. Dollar and the RMB as of December 31, 2013. These expenditure requirements are denominated in the RMB and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the RMB. Under the Qinnan PSC, we are also required to pay certain fees totaling $0.4 million annually. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits. Because the stated expiration date for the exploration period for the Qinnan PSC occurred on June 30, 2009, and we have not yet received an extension, we have halted activities associated with the Qinnan Block pending receipt of the requested extension. Accordingly, we ceased to accrue for the $0.4 million annual fees effective January 1, 2013. We believe the $1.9 million amount accrued is sufficient to cover any obligation related to the fees should the extension be granted.

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

Under the Gas Sales Agreement, SPG began to purchase gas from the Shouyang Block after the completion its pipeline in March 2011.  The pipeline runs from the Shanjing II pipeline (which runs from Ordos Basin to Beijing) to within 1 kilometer of our initial 1H Pilot Area in the Shouyang Block and then on to the Taiyuan area. The connecting pipeline is complete, and we have installed an in-field gathering system and compression facilities to increase the gas pressure to the level required for delivery.

A competing pipeline company, Shanxi International Energy Company ("Shanxi International"), built a second pipeline to the initial 1H Pilot Area. The pipeline was laid with a purported capacity of 50 million cubic feet per day, extending east from Taiyuan, passing through the 1H Pilot Area, and then turning south and southeast to the city of Heshun and Changzhi.

As of January 2013, the second pipeline was completed and connected with the Yu (lin)-Ji(Nan) Pipeline operated by SinoPec, with annual capacity of approximately 2 billion cubic meters. It has been commissioned, but some stations along the trunk line are still under construction and we believe that it is not yet fully operational.

There is no assurance that any of the existing pipelines we might desire to connect to in the future will have sufficient capacity available to meet our requirements or the costs of using such pipelines would be economical. Additionally, after the expiration of the Gas Sales Agreement with SPG, there is no assurance that we will be able to use the existing pipeline on terms acceptable to us or at all, as the PRC does not require that open access to pipeline infrastructure be allowed.

Compressed Natural Gas. If we have initial commercial production of CBM from our Qinnan and Yunnan projects, then, prior to the point at which production reaches pipeline quantities, we could potentially begin to market the CBM produced to local markets as compressed natural gas (“CNG”). CNG is an alternative to the construction of a pipeline or liquefied natural gas (“LNG”) facility and is especially appropriate for early stage gas production where gas volumes are lower. We may determine to pursue CNG facilities in order to earn revenues from any early production of CBM. Production of CNG would require the installation of a CNG facility, which would likely be constructed and paid for by the purchaser of our gas production.

Pipelines in Yunnan Province. Because there are no pipelines currently in the immediate vicinity of the Yunnan Province projects, our ability to sell CBM produced on these projects to communities outside the general area is contingent upon a gas pipeline, compressed natural gas facility or other offtake vehicle being built within close proximity to our project area. CNPC has undertaken a pipeline construction project, with support from the Yunnan provincial government, to extend the Myanmar-China natural gas pipeline to pass through the city of Kunming, then move eastward through the city of Qujing, and finally on to Guizhou Province in the east. We believe that the construction, which would lay pipelines closer to our projects in the Yunnan Block, would help reduce the costs for CBM offtake from our projects and increase our ability to eventually deliver gas to consumers. The diameter of the pipeline is 1,016 mm, and the designed capacity for natural gas is 12 billion cubic meters per year. The Myanmar-China pipeline was completed in the middle of October 2013. The pipeline runs about 60 kilometers north of the northern boundary of the Laochang sub-block.

Our Competition

The energy industry is highly competitive in all of its phases. Competition is particularly intense with respect to the acquisition of desirable producing properties, the acquisition of CBM prospects suitable for enhanced production efforts, the hiring of experienced personnel and the marketing of resources. Our competitors in CBM acquisition, development, and production in China include major integrated oil and gas companies and substantial independent energy companies, many of which possess greater financial and other resources than us.

Safety and Health Matters

We employ numerous safety precautions and emergency response plans designed specifically for our exploration activities in China to ensure the safety of our employees and independent contractors. We have maintained a strong safety record, which includes no recorded lost-time accidents in over nine years and no major environmental incidents. We also conduct our operations in accordance with various laws and regulations concerning occupational safety and health. As protection against operating hazards and environmental risks, we maintain insurance coverage against some, but not all, potential injuries and losses. In addition, we require service providers we engage to maintain similar insurance coverage.

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

The rules and regulations of the MLR and, in particular, CUCBM, directly affect the CBM industry in China as well as our operations. The MLR is the principal authority regulating the CBM industry in China. It has authority over the designation of land for exploration, the approval of geological reserve reports, the review and granting of licenses for exploration and production and the administration of the registration and assignment of exploration and production licenses.

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

Our Employees

As of February 28, 2014, we had 24 employees in China and 7 employees in the United States for a total of 31 employees, all of whom were employed by us on a full-time basis.

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

Management will continue to seek to secure additional capital to continue operations, repay the Facility Agreement on or before its maturity date and to meet future expenditure requirements necessary to retain our rights under our PSCs. In connection therewith, management must either seek to secure additional capital by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets or obtain debt, reserve based, project or equity-related financing. However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through debt, reserve based, project or equity-related financing. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt, reserve based, project or equity-related financing are uncertain and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price. Due to certain factors, an offering of our common stock is likely not a viable alternative at this time, but a non-convertible preferred stock offering might be possible under certain circumstances. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult or impossible. In particular, any transfer of our rights under any PSC will require the approval of our Chinese partner company. There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer. The global financial crisis created liquidity problems for many companies and financial institutions, and international capital markets have stagnated, especially in Europe. A continuing downturn in these markets could impair our ability to obtain, or may increase our costs associated with obtaining, additional funds through the sale of our securities or otherwise. The crisis has created a difficult environment in which to negotiate and consummate a transaction. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt, reserves based, project or equity related financing are uncertain and we cannot predict the timing, structure or other terms and conditions of any such arrangements or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price.

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

We may not be able to continue as a going concern.

Our independent registered public accounting firm has issued a going concern opinion indicating that our operating losses, working capital deficit and inability to generate sufficient revenues, cause substantial doubt about our ability to continue as a going concern, and that there is uncertainty as to whether we have the capability to continue our operations without additional funding.  If we are unable to obtain necessary funding, we may be forced to cease business operations, sell assets and/or seek protection under applicable bankruptcy laws.  Any such inability to continue as a going concern could have a material adverse effect on our business, results of operation and financial condition.    If we are not able to continue as a going concern, it is possible that holders of our common stock could lose all of their investment.

We have a limited source of revenue.

We will not generate material revenues from our existing properties until we have successfully completed exploration and development, and started meaningful production of CBM. Although we have had some sales under the Gas Sales Agreement since early in the first quarter of 2011, we are not able to predict exactly when we will recognize significant revenues. Although SPG has completed its pipeline, which runs within 2 kilometers of our 1H Pilot Area and is being used to transport CBM sold pursuant to the Gas Sales Agreement and in-field gathering system and compression equipment were connected to the pipeline in early January 2011, we have not yet achieved significant production in the Shouyang Block. Our ability to realize significant revenues from any producing wells may be impaired until production increases significantly in the Shouyang Block and additional pipelines or facilities are built out or arrangements are made to deliver a higher level of production to market.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations.

As of December 31, 2013, on a consolidated basis, we had total senior secured indebtedness outstanding of approximately $89.6 million, consisting of $68.6 million aggregate principal amount of the Notes due 2016 and approximately $21.0 million aggregate principal amount under the Facility Agreement with SCB plus related accrued interest on such amounts due on April 15, 2014. The Notes and the Facility Agreement are cross-defaulted against one another. Subject to the restrictions in the Indenture and in the Facility Agreement, we may incur additional indebtedness. In addition, the Notes provide for paid in kind interest, which will add to the aggregate principal amount outstanding on each interest payment date in which we are required or elect to pay paid in kind interest. Our high level of indebtedness could have important consequences for an investment in us and significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

•	make it more difficult for us to satisfy our financial obligations under our indebtedness and our contractual and commercial commitments and increase the risk that we may default on our debt obligations or be unable to repay our debt obligations on or before their respective maturity dates;

•	prevent us from raising the funds necessary to repurchase Notes tendered to us if there is a change of control or in connection with an excess cash flow offer, asset sale offer or insurance proceeds offer, in each case, pursuant to the terms of the Indenture, which would constitute a default under the Indenture governing the Notes;

•	require us to use a substantial portion of our cash flow from operations or from additional indebtedness or equity capital raises to pay interest and principal on the Facility Agreement and the Notes, which would reduce the funds available for working capital, capital expenditures and other general corporate purposes;

•	limit our ability to obtain additional financing for additional drilling, working capital, capital expenditures, acquisitions and other investments, or general corporate purposes, which may limit our ability to execute our business strategy;

•	heighten our vulnerability to downturns in our business, our industry or in the general economy and restrict us from exploiting business opportunities or making acquisitions;

•	place us at a competitive disadvantage compared to those of our competitors that may have proportionately less debt;

•	limit management’s discretion in operating our business; and

•	limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy.

Servicing our indebtedness requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial indebtedness.

Our ability to make scheduled payments of debt principal and interest or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control.  We may not generate sufficient cash flows from operations in the future to both service our debt and make necessary capital expenditures.  If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.  In the absence of such cash flows, we could have substantial liquidity problems and might be required to sell material assets or operations in attempt to meet our debt service and other obligations.  Any proceeds we do receive from asset sales may not be adequate to meet our debt service obligations then due.  Our ability to refinance our indebtedness would depend upon the conditions in the capital markets and our financial condition at such time.  We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and have an adverse effect on our financial condition.  If we fail to comply with the covenants in the Indenture governing the Notes or the Facility Agreement or pay the Facility Agreement in full or extend the maturity date of the Facility Agreement by April 15, 2014, it could lead to an event of default and the acceleration of the maturity of all outstanding debt under our Facility Agreement, as well as a cross default and acceleration of maturity under the Indenture governing the Notes, and we may be forced to seek relief through a filing under the CCAA and Chapter 11 or Chapter 15 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy may be filed against us).

If we file for bankruptcy protection, or if an involuntary petition for bankruptcy is filed against us, our business and operations will be subject to certain risks.  A bankruptcy filing by or against us would subject our business to certain risks, including but not limited to, the following:

•	a bankruptcy filing by or against us may adversely affect our business prospects, including our ability to continue to obtain and maintain the contracts necessary to operate our business on competitive terms;

•	a bankruptcy filing by or against us may cause an event of default under the Indenture governing the Notes;

•	certain provisions in our operating agreements may be triggered such that we would be deemed to have resigned as operator or the agreements may be terminated by the other party;

•	we may be unable to retain and motivate key executives and employees through the process of reorganization, and we may have difficulty attracting new employees;

•	there can be no assurance that we will be able to successfully develop, prosecute, confirm and consummate one or more plans of reorganization that are acceptable to the bankruptcy court and our creditors, equity holders and other parties in interest; and

•	the value of our common stock could be reduced as a result of a bankruptcy filing.

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

Drilling and completion decisions generally are based on subjective judgments and assumptions that are speculative. We may drill wells that, although productive, do not produce CBM in economic quantities. It is impossible to predict with certainty the production potential of a particular property or well. Furthermore, the successful completion of a well does not ensure a profitable return on the investment. A variety of geological, operational, or market-related factors, including, but not limited to, unusual or unexpected geological formations, pressures, equipment failures or accidents, fires, explosions, blowouts, cratering, pollution and other environmental risks, shortages or delays in the availability of drilling rigs and the delivery of equipment, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well, or otherwise prevent a property or well from being profitable. We contract with drilling companies to drill certain of our wells in China, and we face the risk that the other party may not perform, which may delay our drilling program. A productive well may also become uneconomical in the event excessive water or other deleterious substances are encountered, which impair or prevent the production of natural gas from the well. In addition, production from any well may be unmarketable if it is contaminated with water or other deleterious substances. We cannot assure that wells drilled by us will be productive or, even if productive, will produce CBM in economic quantities so that we will recover all or any portion of our investment. In the event we are not successful, we may be required to write off some or all of the capitalized well costs on our financial statements.

Sales of CBM produced at our Shouyang Block under the Gas Sales Agreement are our only source of revenues, and these revenues are not currently significant.

We will not generate material revenues from our existing properties until we have successfully completed exploration and development and increased production of CBM. Although we have commenced sales under the Gas Sales Agreement, we are not able to predict exactly when we will recognize significant revenues.  Gas sales volume, net to the Company, during 2013 was 231.8 MMcf compared to 260.4 MMcf in 2012.  Additionally, no facilities exist to transport or process CBM near our Yunnan Province projects. Our ability to realize significant revenues from any producing wells in Yunnan may be impaired until additional pipelines or CNG facilities are built out or arrangements are made to deliver our production to market.

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

We have a history of losses and expect to incur losses in the foreseeable future. If we do not achieve profitability, our financial condition and our ability to make interest payments in respect of the Notes will suffer.

As of December 31, 2013, we have minimal revenues from the sale of CBM. Although we have commenced sales under the Gas Sales Agreement, we expect to continue to experience operating losses and negative cash flow for the foreseeable future. We must secure additional capital and/or generate sufficient revenues to fund anticipated drilling, exploration and operation costs and to achieve and maintain positive net income. We cannot guarantee that we will ever generate sufficient revenues to achieve positive net income, which would negatively impact our ability to make interest payments in respect of the notes. If we do achieve positive net income, we cannot assure you that we will be able to sustain or increase profitability in the future.

We must complete multiple additional CBM wells on our Shanxi Province and Yunnan Province projects before we can significantly increase production in Shanxi and commence production in Yunnan.

As of January 31, 2014, after giving effect to the modification of the Shouyang PSC in 2012, we have drilled to total depth 5 horizontal production wells, 31 vertical production wells, 81 deviated production wells, and 40 appraisal wells in the Shouyang Block. As of January 31, 2014, we have drilled to total depth 2 horizontal wells and 5 vertical wells in the Qinnan Block.

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

CNPC, our Chinese partner company in the Qinnan PSC, has operations in various countries subject to U.S. export or asset controls. We depend on CNPC, as the holder of the exploration license for CBM, to allow us to operate our Qinnan Block (in the event the exploration period in the Qinnan Block is extended). We are aware of certain organizational and investor efforts to persuade PetroChina, the reporting subsidiary of CNPC in the U.S., to end its business contacts, direct or indirect, with certain countries, including Iran and Sudan, and that investors have divested PetroChina's securities because of such ties. Iran and Sudan have been designated by the U.S. as state sponsors of terrorism. To date, we have detected no adverse investor sentiment regarding our contractual relationship with CNPC, no reluctance to invest because of such relationship and no desire or intent to divest our securities because of such relationship. Nevertheless, in light of the aforementioned organizational and investor efforts regarding PetroChina, we may suffer an adverse impact on our reputation as a result of our relationship with CNPC.

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

Our business operations are based on the PSCs between us and our Chinese partner companies. The success of our business and such growth depend to a significant extent on our working relationship with our Chinese partner companies. However, we cannot assure you that we will be able to maintain a good working relationship with such partners. For instance, if we experience any material disagreement with our Chinese partner companies in the interpretations of any of the terms of the PSCs, or if we fail to comply with the terms of the PSCs in a timely manner or at all, our working relationship with our Chinese partner companies may be adversely affected. Furthermore, we may have disagreements over payment with our Chinese partner companies from time to time. If any Chinese partner company terminates a PSC, fails to perform under a PSC or decides not to enter into any new PSC with us, we cannot assure you that we will be able to secure a new production sharing arrangement in a timely manner or at all. In addition, any failure or undue delay by our Chinese partner companies to comply with the terms of any of the PSCs, or its unwillingness to cooperate with us for any reason, may also have a material adverse impact on the success of our operations.  Under the Gas Sales Agreement with SPG, to which, for reasons related to PRC regulatory restrictions, we are a third party beneficiary, CUCBM acts as our collection agent and is required to remit the proceeds to us.  We have experienced delays in the past and may experience delays in the future in collecting certain accounts receivable from CUCBM because of delays in reconciling certain administrative procedures among Shanxi provincial authorities, CUCBM and SPG.

Our Chinese partner companies control, to a significant extent, the volume of our net production through their status as our sole agent for sales of CBM and the influence they have over the management of the three CBM blocks through the respective JMCs. If our net production or sales of CBM decreases or if collections and remittances of accounts receivable are impaired, our business, financial condition and results of operations may be materially and adversely affected.

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

We must obtain an extension for our Qinnan PSC to continue our operations in the Qinnan Area in Shanxi Province.

The exploration period of the Qinnan PSC in Shanxi Province expired on June 30, 2009, and we cannot continue our exploration activities in the Qinnan Block without an extension or a new PSC. We are continuing to pursue an extension of the exploration period of the Qinnan PSC and have asserted claims of force majeure pursuant to the terms of the Qinnan PSC, but we cannot predict the outcome at this time. We believe that the underlying exploration period should be extended due to events beyond our reasonable control, namely the lengthy transfer of rights taking place from CUCBM to CNPC's wholly owned subsidiary PetroChina. At CNPC's request, we have provided certain operational and financial information to assist them in the decision making process as to whether to recognize an extension of the exploration period in Qinnan. PetroChina, CNPC’s wholly-owned subsidiary, has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008. We have also provided to CNPC at their request our work plan for 2010 for Qinnan. In January 2011, we received a formal notice from CNPC that it has purportedly received all Chinese approvals with respect to the transfer and has requested that we execute a modification agreement to confirm PetroChina as our Chinese partner company for the Qinnan PSC, as a direct assignee from CNPC. In negotiations with CUCBM and PetroChina related to this request, we have endeavored to negotiate an assignment agreement that would reflect the transfer of interest to CNPC, while CNPC and/or PetroChina would acknowledge delays that were incurred by virtue of the issuer not having, for an extended period of time, an official Chinese partner that had the capacity or authority under the Qinnan PSC to work with us. Because of the inability to hold a formal JMC meeting or to have the effective involvement of our Chinese partner company, we believe that our efforts to continue CBM operations in the Qinnan Block have been materially hindered. We continue to discuss this situation with CUCBM and PetroChina, and as recently as January 2012 have submitted a notice of force majeure in accordance with the Qinnan PSC. There has been no formal acknowledgment of our claim of force majeure or our efforts to finalize the transfer agreement from CUCBM to PetroChina. There can be no assurance that we will be successful in extending the exploration period of the Qinnan PSC or that a new PSC will be granted, and we cannot be optimistic at this time. Additionally, in connection with obtaining this extension or a new PSC, we may be required to commit to certain expenditures or to modify the terms or respective ownership interests and/or acreage in the applicable PSC. However, if we are unable to secure sufficient funds to commit to these expenditures, it may adversely affect our ability to extend the Qinnan PSC.

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

Computer security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of business, we collect and store sensitive data, including intellectual property, our proprietary business information, information about our customers, suppliers and business partners, and personally identifiable information about employees in our computer data centers and on our networks.  The secure processing, maintenance and transmission of this information is critical to our operations.  Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions.  Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen.  Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties, as well as disrupt our operations and damage our reputation, which could adversely affect our business.

We will continue to depend on a few customers if we increase our gas production.

Although we have begun sales under the Gas Sales Agreement, we are not able to predict exactly when we will recognize significant revenues from our gas production or the volumes of gas that may be sold under that agreement. With respect to the other PSCs and potential gas sales from the Shouyang PSC in excess of the Daily Volume Limit to be sold under the Gas Sales Agreement, when selling our gas production there may be only a small number of entities we or our Chinese partner companies can contract with which will purchase any gas we may produce. Losing any such potential contract or client would have a material negative impact on our business.

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

Pipelines in Shanxi Province. Currently, two national trunklines, one to Beijing and one to Shanghai, traverse China in proximity to our Shanxi Province projects. Additionally, there are two intra-provincial pipelines that pass within 1 to 2 kilometers of our 1H Pilot Area. Under the Gas Sales Agreement, SPG has begun to purchase gas from the Shouyang Block after the completion of the pipeline, which runs from the Shanjing II pipeline (which runs from Western China to Beijing) to within 2 kilometers of our initial 1H Pilot Area in the Shouyang Block, and then on to the Taiyuan area. The connecting pipeline is complete, and we have installed an in-field gathering system and compression facilities to increase the gas pressure to the level required for delivery. Gas sales began shortly after completion of the gathering system and compression facilities. Although we are express beneficiaries of the Gas Sales Agreement, we may have limited rights under Chinese law to enforce SPG's obligations under the agreement without the cooperation of CUCBM. We cannot guarantee the volumes of gas that may be sold under the Gas Sales Agreement. Costs associated with the Shouyang PSC as well as proceeds and subsidies from gas sales under the Gas Sales Agreement are allocated between us and CUCBM in accordance with our participating interest. There can be no assurance that such government subsidies will continue or that they will be paid in a timely manner upon commencement of gas sales.

The exploration period of the Qinnan PSC in Shanxi Province technically expired on June 30, 2009, and we cannot continue our exploration activities in the Qinnan block without an extension or a new PSC. If we are successful in obtaining an extension of the Qinnan PSC, as to which we are not optimistic, or a recognition by our Chinese partner company that the period should automatically be extended for some period of time, CNG facilities or pipelines to connect our projects to larger pipelines may need to be built to market any CBM that may be produced. There is no assurance that any of the existing pipelines we might desire to connect to in the future will have sufficient capacity available to meet our requirements or the costs of using such pipelines would be economical for our PSCs. Additionally, there is no assurance that after the expiration of the Gas Sales Agreement we will be able to use its pipeline, or the other existing pipelines on terms acceptable to us or at all, as China does not require that open access to pipeline infrastructure be allowed.

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

Pipelines in Yunnan Province. Because there are no pipelines currently in the immediate vicinity of the Yunnan Province projects, our ability to sell CBM produced on these projects to communities outside the general area is  contingent upon a gas pipeline, compressed natural gas facility or other offtake vehicle being built within close proximity to our project area. CNPC has undertaken a pipeline construction project, with support from the Yunnan provincial government, to extend the Myanmar-China natural gas pipeline to pass through the city of Kunming, then move eastward through the city of Qujing, and finally on to Guizhou Province in the east. We believe that the construction, which would lay pipelines closer to our projects in the Yunnan Block, would help reduce the costs for CBM offtake from our projects and increase our ability to eventually deliver gas to consumers. The diameter of the pipeline is 1016 mm, and the designed capacity for natural gas is 12 billion cubic meters per year. The Myanmar-China pipeline was completed in the middle of October 2013. The pipeline runs about 60 kilometers north of the northern boundary of the Laochang sub-block.

Substantially all of our assets and operations are located in China.

Substantially all of our assets and operations are located in China. Accordingly, our business is subject to a significant extent to the economic, political, and legal developments in China. China is a developing country and has only a limited history of trade practices as a nation. We are subject to the laws, rules, regulations, and political authority of the government of China. We may encounter material problems while doing business in China, such as interactions with the Chinese government and uncertain foreign legal precedent pertaining to developing CBM and enforcing rights under our PSCs and other agreements governed by Chinese law in China. Risks inherent in international operations also include, but are not limited to, the following:

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

We are exposed to the effects of general economic and political conditions in China.

Our present and any future CBM sales could be adversely affected by a sustained economic recession in China. As our operations and end user markets are primarily in China, a sustained economic recession in that country could result in lower demand or lower prices for the natural gas to be produced by us. Adverse changes in political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could materially and adversely affect our business.  Any disruptions in the global financial system may adversely impact China's growth rates.

Risks Related to the Oil and Gas Industry

The volatility of natural gas and oil prices could harm our business.

Our future revenues, profitability and growth as well as the carrying value of our oil and gas properties depend to a large degree on prevailing oil and gas prices. Our ability to borrow additional funds and to obtain additional equity funding on attractive terms also substantially depends upon oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for oil and gas, uncertainties within the market and a variety of other factors beyond our control. These factors include weather conditions in China, the condition of the Chinese economy, the activities of the Organization of Petroleum Exporting Countries, governmental regulation, including deregulation of the natural gas market, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternative fuel sources. Prices for oil and natural gas have been and are likely to remain extremely unstable. The Chinese government has recently adopted a new policy with a view to de-regulating the natural gas market. On December 26, 2011, the National Development and Reform Commission issued the Notice on the Trial Reform of Natural Gas Pricing Mechanism in Guangdong and Guangxi (the "Notice") as a first step effort to de-regulate China's gas pricing regime. Under the Notice, Guangdong and Guangxi have been selected to implement the new pricing scheme as a pilot program and if this pilot program works well, it will likely be implemented across the country. Pursuant to the Notice, the benchmark price is the ex-factory gas price in the Shanghai market. In calculating the benchmark price, the price of two types of alternative resources, oil and LNG, is taken into account. The ex-factory gas price to be adopted in Guangdong and Guangxi should be calculated by reference to the Shanghai benchmark price. The Notice sets a ceiling for the ex-factory price for Guangdong and Guangxi, being 2.74 RMB cubic meters (roughly equivalent to US $12.69 McF) in Guangdong and 2.57 RMB cubic meters (roughly equivalent to US $11.91 McF) in Guangxi based on the December 31, 2013 exchange rate. Under such ceilings, the suppliers and purchasers are free to negotiate and determine the actual purchase price. The Notice further sets out that the ex-factory price for unconventional gas such as shale gas and CBM will be set according to the market demand. Also in December 2011, the National Development and Reform Commission and the National Resources Bureau jointly issued the Twelfth

Five-Year Plan for Coal-Bed Methane Development and Usage, which lays down the Chinese government's focus on the development of CBM projects in 2015-2020.

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

We may be affected by climate change and market or regulatory responses to climate change.

Climate change, including the impact of global warming, could have a material adverse effect on our results of operations, financial condition and liquidity.  Restrictions, caps, taxes or other controls on emissions of greenhouse gases, including exhaust from generators, engines and flaring of excess natural gas, could significantly increase operating costs.  Restrictions on emissions could also affect our customers that use oil and gas to produce energy or that manufacture or produce goods that consume significant amounts of energy or burn fossil fuels, including chemical producers, farmers and food producers, and automakers and other manufacturers.  Significant cost increases, government regulation, or changes of consumer preferences for goods or services relating to alternative sources of energy or emissions reductions could materially affect the markets for the oil and gas commodities, which in turn could have a material adverse effect on our results of operations, financial condition and liquidity.  Government incentives encouraging the use of alternative sources of energy could also affect certain of our oil and gas commodity purchasers and the markets for certain of the commodities in an unpredictable manner, including, for example, the impacts of ethanol incentives on farming and ethanol producers and tax credits for wind turbine and solar power generation.  Finally, we could face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change.  Any of these factors, individually or in operation with one or more of the other factors, or other unforeseen impacts of climate change could reduce the demand for oil and gas commodities and have a material adverse effect on our results of operations, financial condition and liquidity.

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

On February 28, 2014, we had 500 million shares of common stock authorized, of which approximately 346.0 million shares of common stock were issued and outstanding. As of February 28, 2014, of the issued and outstanding shares, 4.5 million, or 1.3%, were "restricted stock" subject to resale restrictions. These shares of restricted stock will be available for trading in the future, so long as all the requirements of Rule 144, promulgated under the Securities Act are met or if such shares are registered for resale. Additionally, as of February 28, 2014, we had another 80.7 million shares of common stock subject to options and warrants, which may be issued in the future upon exercise of the applicable options and warrants.

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

We have not paid dividends on our common stock, and the Indenture currently prohibits us from paying dividends in the future. Consequently, it is uncertain when, if ever, we will declare dividends to our common stockholders. Investors in our common stock may not derive any profits from their investment in us for the foreseeable future, other than through any price appreciation of our common stock that may occur.

The price of our common stock could be volatile.

The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	changes in market valuations of oil and gas companies;

•	announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	failure to extend the terms of our production sharing contracts;

•	additions or departures of key personnel;

•	future sales of our common stock;

•	stock market price and volume fluctuations attributable to inconsistent trading volume levels of our common stock;

•	commencement of or involvement in litigation;

•	domestic and worldwide supplies and prices of and demand for natural gas and oil;

•	political conditions in natural gas and oil producing regions;

•	the success of our operating strategy;

•	war and acts of terrorism;

•	changes in expectations of our future financial performance, or changes in financial estimates, if any, of public market analysts;

•	general economic trends;

•	conditions generally affecting the oil and natural gas industry;

•	changes in and compliance with environmental and other governmental rules and regulations;

•	our liquidity; and

•	our ability to obtain or raise additional funds.

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

Our board of directors has the authority, without further action by the stockholders, to issue up to 500 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500 million shares of common stock authorized under our charter documents, of which approximately 346.0 million shares were issued and outstanding as of February 28, 2014. The issuance of preferred stock and this right is currently subject to restrictions under our senior secured notes, we may need to do so in the future in connection with capital raising transactions. In addition, we may issue additional shares of common stock or other equity securities, including securities convertible into shares of common stock, in connection with capital raising activities. The issuance of additional common stock, including the effect of certain anti-dilution adjustments in certain of our outstanding warrants, would also have a dilutive impact on our stockholders' ownership interest in our company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Acreage

The following table summarizes the acreage subject to our PSCs in China as of December 31, 2013, as well as the net acreage that will remain available for exploration and production under the PSCs pursuant to our respective participating interest share under the PSCs as modified and as approved by the MofCom:

	Acreage
	Gross (1)		Net (2)
China:
Shouyang Block, Shanxi Province	288,569		206,795
Area A	15,988	(3)	15,988
Area B	272,581	(4)	190,807
Qinnan Block, Shanxi Province (5)	573,000		401,100
Laochang Area, Yunnan Province	119,327	(6)	71,596

(1) Acreage reflects the PSC amendments to date for the Shouyang and Yunnan Blocks after receiving necessary governmental approvals and our agreement to allow CUCBM to proceed at its sole risk with a 100% participation interest as to 8,673 acres (35.1 square kilometers) in the Shouyang Block.

(2) In the Shouyang Block, the Chinese partner company has the option to receive up to a 30% participating interest share in Areas A and B within thirty (30) days of receipt of notice of Chinese certification of CBM resources in a particular CBM field. CUCBM did not elect to take any participating interest in Area A of the Shouyang Block, and thus we are entitled to a 100% participating interest share (subject to the Phillips 3.5% revenue interest). CUCBM will not have to make any election on Area B until such time as we obtain Chinese certifications as to CBM resources in such area. In the Yunnan Block, CUCBM has the right to accept up to a 40% participating interest share within thirty (30) days of receipt of notice of Chinese certifications of CBM resources in a particular CBM field; however, the Company and CUCBM have begun discussions that will likely result in the relinquishment of all of the Yunnan acreage covered by the PSC.  The Company expects that any such relinquishment of the PSC will be formalized during the second quarter of 2014. As of the date of this report, CUCBM has not elected to take a participating interest in any CBM field but the net acreage is presented as if CUCBM had made such election.

(3) As provided to date, the exploration period of Area A (approximately 15,988 acres or 64.7 square kilometers) of the Shouyang PSC does not expire.  Pursuant to the provisions of the Fifth Modification Agreement of the Shouyang PSC, the exploration period for Area A will automatically be extended on the original expiration date of June 30, 2015, as we have submitted a report detailing CBM resources to CUCBM that reasonably complies with the Chinese CBM resource standards.  This report was submitted in connection with the development of an overall development plan and such report was subsequently approved and certifications were received from all requisite levels of the MLR..

(4) As modified and agreed to date, unless extended or amended, the exploration period for Area B will expire on June 30, 2016. However, we may retain acreage under a variety of scenarios without further consents or approvals, including areas for which a report as to CBM resources has been submitted by us to CUCBM that reasonably complies with the Chinese CBM resource standards in connection with the process to compile an overall development plan.

(5) Currently, the exploration period under the Qinnan PSC has technically expired, and we are pursuing claims that we are entitled to an extension of the exploration period due to a force majeure event in accordance with the terms of the Qinnan PSC. If and when our claims are resolved and a modification agreement is entered into with respect to the Qinnan PSC, the Chinese partner company may elect to take a participating interest share of up to 30%. If we are not successful in making such claims, the exploration period will be deemed to have expired, and we will no longer have authority to drill and pursue exploration activities on the Qinnan Block.  We are currently engaged in discussions with PetroChina on this matter.

(6) The exploration period under the Yunnan PSC expired on December 31, 2013 and was not amended or extended. We have been evaluating this acreage with a minimal exploratory drilling program, and while we believe the acreage to have potential, we have chosen to focus our capital and resources upon the high permeability/high gas content acreage in Shouyang.  The Company and CUCBM have begun discussions that will likely result in the relinquishment of all of the Yunnan acreage covered by the PSC.  The Company expects that any such relinquishment of the PSC will be formalized during the second quarter of 2014.

For further discussion of our interests in these properties, see the discussion of our production sharing contracts and farmout agreements under "Shouyang PSC" and "Yunnan PSC" contained in Item 1, Business.

Reserves

As of December 31, 2013, all of our gas reserves are attributable to properties in China.  A summary of our gas reserves as of December 31, 2013 is as follows:

	Natural Gas
	Gross Reserves		Net Reserves
	(MMscf)		(MMscf)
Proved reserves
Developed	14,985		13,993
Undeveloped	60,043		53,507
Total proved	75,028		67,501	(1)

Probable reserves
Developed	4,970		4,752
Undeveloped	540,798		367,665
Total probable reserves	545,767	(1)	372,418	(1)

Possible reserves
Developed	4,706		4,499
Undeveloped	164,820		104,880
Total possible reserves	169,526		109,378	(1)

(1)Numbers may not total due to rounding differences.

The gas price used is $8.89 per Mcf in accordance with the gas sales agreement and Chinese government subsidies.  The US dollar price is based on the contract price received, relevant subsidies and the average of the US dollar-RMB exchange rate on the first day of each month in 2013.

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

Financial data is obtained from the Company's accounting records, which are subject to external quarterly reviews, annual audits and their own set of internal controls over financial reporting. All current financial data such as lease operating expenses are updated in the reserve database and then analyzed to ensure that they have been entered accurately and that all updates are complete. Once the reserve database has been entirely updated with current information, and all relevant technical support material has been assembled, the Company's independent engineering firm, Resource Investment Strategy Consultants ("RISC") meets with the Company's technical personnel to review field performance and future development plans.  Following these reviews the reserve database and supporting data is furnished to RISC so that they can prepare their independent reserve estimates and final report.  Access to the Company's reserve database is restricted to specific members of the engineering department.

Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process. Our estimated proved reserve information as of December 31, 2013 included in this Annual Report on Form 10-K was prepared by our independent petroleum consultant, RISC, in accordance with definitions and guidelines established by the SEC. The scope and results of their procedures are summarized in a letter included as an exhibit to this Annual Report on Form 10-K. RISC is a resource industry consulting firm that has provided consulting services to some of the largest energy companies in the world.

Technologies used to determine Proved Reserve Estimate. A variety of technologies were used to estimate the proved reserves. The principal methodologies employed are decline curve analysis, numerical and analytical material balance models that have been historically matched to producing wells, analysis of coal thickness, density and depth from drilling and wire line log evaluation, echometer and down hole pressure sensors to estimate the reservoir pressure from water levels in pumping wells, gas content measurements from desorption and adsorption tests performed on core samples of coal taken from wells drilled in the field, permeability estimates from transient well test analysis carried out on wells drilled in the field and analogue performance from wells within the field. Seismic data use was limited to identifying structural trends and regional dips, but was not used to predict the presence, continuity or thickness of the reservoir.

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

See Part I, Item 1A-"Risk Factors," for a description of some of the risks and uncertainties associated with our business and reserves.

Probable reserves. Probable reserves are as defined by SEC Rule 4-10(a)(18) of Regulation S-X. Probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. Estimates of probable developed and undeveloped reserves are inherently imprecise. When producing an estimate of the amount of CBM that is recoverable from a particular coalbed, an estimated quantity of probable reserves is an estimate that is as likely as not to be achieved. Estimates of probable reserves are also subject to revision based on production history, results of additional exploration and development and price changes.

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

Possible reserves. Possible reserves are as defined by SEC Rule 4-10(a)(17) of Regulation S-X. Possible reserves are those additional reserves that are less certain to be recovered than probable reserves. Estimates of possible developed and undeveloped reserves are also inherently imprecise. When producing an estimate of the amount of CBM that is recoverable from a particular coalbed, an estimated quantity of possible reserves is an estimate that might be achieved, but only under more favorable circumstances than are likely. Estimates of possible reserves are also subject to revision based on production history, results of additional exploration and development and price changes. We use deterministic methods to estimate possible reserve quantities, and when deterministic methods are used to estimate possible reserve quantities, the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves. Possible reserves may be assigned to areas of a reservoir adjacent to probable reserves where data control and interpretations of available data are progressively less certain. Possible reserves also include incremental quantities associated with increased recovery of the coalbed methane gas arising from the use of a combination of volumetric parameters (thickness, gas content, desorption pressure and permeability) that resulted in a high estimate of recovery compared to the best estimate values assumed for probable reserves.

All of our oil and natural gas reserves are located in China. We engaged RISC to prepare all of our gas reserve estimates and the estimated future net revenue to be derived from our properties. The independent engineers' estimates were prepared by the use of standard geological and engineering methods generally recognized by the petroleum industry. The reserve estimates represent our net revenue interest in our properties. We selected RISC in part due to their extensive experience in the region.

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

Proved Undeveloped Reserves (PUDs)

At December 31, 2013, our estimated proved undeveloped (PUD) reserves were approximately 53.5 Bcf, a 11.9 Bcf net increase over the previous year's estimate of 41.6 Bcf. The increase is largely due to extensions related to the development of new locations totaling 12.9 Bcf of undeveloped reserves. As of December 31, 2013,

100% of our PUD reserves are less than five years old. The following details the changes in proved undeveloped reserves for 2013 (MMcf):

Beginning proved undeveloped reserves, beginning of the year	41,568
Undeveloped reserves transferred to developed	(4,939)
Revisions	4,000
Purchases	-
Divestitures	-
Extensions and discoveries	12,878
Ending proved undeveloped reserves, end of year	53,507

Production, Sales, Prices and Expenses

Our gas sales commenced in March 2011.  The following table sets forth information regarding the production and sales volumes, average sales prices received and production costs for the years ended December 31, 2013 and 2012, respectively.

	2013	2012	2011
Gas sales volume, net (Mcf) (1)	231,815	260,424	140,887

Gas sales, net (in thousands)	$1,108	$1,219	$653

Average Gas Sales Price, net of taxes (per Mcf)	$4.78	$4.68	$4.63
PRC National and Provincial Subsidies (per Mcf)	1.14	1.13	1.12
VAT Refund (per Mcf)	0.63	0.62	0.61
Total Gas Sales and Other Revenues (per Mcf)	$6.55	$6.43	$6.36

Production Costs (per Mcf) (2) (3)	$23.40	$19.69	$27.49

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

(2) Includes certain items which were denominated in RMB and were converted into U.S. Dollars by using the exchange rate as of the date of invoice.

(3) Production costs per Mcf are computed as total lease operating expenses divided by the total gas sold; therefore the production costs are currently high for several key reasons: (i) certain wells are dewatering and are not yet tied into the gathering system and therefore there are no gas sales to offset the production costs; (ii) given that the CBM fields currently subject to production are characterized by high permeability, there is a longer dewatering period and thus a longer production period before significant gas volumes ramp up to more profitable gas sales volumes; and (iii) the processing and compression facilities are presently oversized for the current gas sales volume. As the sales volumes ramp and the reservoir matures, the facilities are expected to operate more efficiently. All these factors should significantly lower the production costs expressed as $/Mcf sold as the drilling program is implemented.

Other Properties

Our principal office is located at 333 N. Sam Houston Parkway East, Suite 230, Houston, Texas 77060. The principal office consists of approximately 4,750 square feet under lease at December 31, 2013.  We also maintain offices under lease in Beijing of the People's Republic of China.

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

	High	Low
2013
First Quarter	$0.13	$0.04
Second Quarter	$0.25	$0.04
Third Quarter	$0.22	$0.09
Fourth Quarter	$0.14	$0.08

2012
First Quarter	$0.35	$0.20
Second Quarter	$0.26	$0.15
Third Quarter	$0.30	$0.12
Fourth Quarter	$0.17	$0.04

On February 28, 2014, we had 346.0 million shares of common stock outstanding and approximately 100 stockholders of record.

We currently intend to retain all future earnings to fund the development and growth of our business. We have not paid dividends on our common stock, and the Indenture currently prohibits us from paying dividends in the future. We did not repurchase any of our equity securities in 2013 and have not adopted a stock repurchase program.

Stock Performance Graph

The following graph compares the performance of the Company's common stock with that of the S&P 500 Index and the Dow Jones Oil & Gas Index. The graph sets forth the cumulative total stockholder return, which assumes reinvestment of dividends, of a $100 investment on December 31, 2008 in the Company's common stock, the S&P 500 Index and the Dow Jones Oil & Gas Index.

		2008	2009	2010	2011	2012	2013

Far East Energy Corp	Cum $	100.00	262.86	400.00	120.00	34.29	80.00

S&P 500 Index - Total Returns	Cum $	100.00	126.46	145.51	148.59	172.37	228.19

Dow Jones US Oil & Gas Index	Cum $	100.00	117.26	140.36	146.13	153.01	193.01

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

ITEM 6.	SELECTED FINANCIAL DATA

(In Thousands, Except Per Share Data)

	As of and for the Years Ended December 31,
	2013	2012	2011	2010	2009
Operating Results Data
Operating revenues:
Sales of gas	$1,108	$1,219	$653	$-	$-
Other, net	478	425	205	-	-
Total operating revenue	1,586	1,644	858	-	-
Operating expenses:
Exploration costs (1)	4,968	5,604	5,967	5,117	4,501
Leasehold operating expense	5,425	5,129	3,873	2,314	1,864
General and administrative	10,531	11,434	9,701	7,076	6,327
Depreciation, depletion and amortization	2,091	1,890	1,045	224	182
Total operating expenses	23,015	24,057	20,586	14,731	12,874
Operating loss	(21,429)	(22,413)	(19,728)	(14,731)	(12,874)
Other income (expense):
Interest expense	(11,755)	(4,756)	(678)	(1,135)	(863)
Interest income	3	13	6	5	5
Gain (loss) on sale of assets	(13)	3	(1)	(1)	(5)
Foreign currency exchange loss	(816)	(7)	(844)	(311)	(18)
Total other income (expense)	(12,581)	(4,747)	(1,517)	(1,442)	(881)
Loss before income taxes	(34,010)	(27,160)	(21,245)	(16,173)	(13,755)
Income taxes	-	-	-	-	-
Net loss	$(34,010)	$(27,160)	$(21,245)	$(16,173)	$(13,755)

Earnings per share: Basic and diluted	$(0.10)	$(0.08)	$(0.06)	$(0.07)	$(0.08)

Financial Position Data
Total assets	$125,112	$75,082	$95,813	$79,256	$42,404
Total liabilities	129,480	48,955	43,571	30,134	14,734
Secured notes payable	68,626	-	-	-	-
Stockholders' equity	(4,368)	26,127	52,242	49,122	27,670

(1)	For additional information on our Exploration costs, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies" and Note 7 to the consolidated financial statements.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview. We are a party to the Shouyang production sharing contract as revised which covers the 288,569 acre (1,167.8 square kilometers) Shouyang Block in Shanxi Province (the "Shouyang PSC"). As of December 31, 2013, we had estimated net proved gas reserves of 67.5 billion cubic feet (“Bcf”) with an associated standardized measure of our future net cash flows of proved reserves, discounted at 10 percent per annum of $151.8 million. This represents an increase of 32% over the net proved gas reserves of 51.3 Bcf as of December 31, 2012. As of December 31, 2013, total net probable reserves were estimated to be 372.4 Bcf.

The proved reserves are attributable to approximately 13,732 gross acres (approximately 55.6 square kilometers). The probable and possible reserves are attributable to approximately 85,428 gross acres (approximately 345.7 square kilometers), which includes the Shouyang Block proved reserve locations. This combined acreage with proved, probable and possible reserves represents only approximately 29% and 41%, respectively, of our total gross and net acreage of the Shouyang Block.

In 2013, we accelerated our work to explore for and develop CBM production on our Shouyang PSC. Forty five production wells and 25 appraisal wells were drilled to total depth, with 9 of those appraisal wells fracture stimulated (fraced). Of these 45 production wells and 9 fraced appraisal wells, 53 wells had production facilities installed and were producing water and/or gas.  At the peak of our drilling activity, in the month of June 2013, our contractors had 30 drilling rigs operating on the Shouyang Block.

Gas sales volume, net to the Company, was 231.8 million cubic feet (“MMcf”) for the year ended December 31, 2013, representing a decrease of 28 MMcf, or 12%, as compared to the same period a year ago. This decrease is partially attributable to intermittent interruptions from the power supply to our pumps and compressors as the province engaged in upgrades to the regional power infrastructure in the first several months of 2013. Gas sales volume, net to the Company, was 26.0 MMcf for the month of December 2013, an increase of 271% compared to the month of June 2013, and gas sales volume has risen to 35.1 MMcf for the month of February 2014.  Due to increased operating efficiencies, lease operating expense per productive well in Shouyang decreased 41% during 2013 compared to 2012.

We believe that good environmental, social, health and safety performance is an integral part of our business success. We conduct our business with respect and care for our employees, contractors, communities, and the environments in which we operate. We continued to employ numerous safety precautions to ensure the safety of our employees and independent contractors. We also seek to conduct our operations in accordance with various laws and regulations concerning the environment, occupational safety and health.  Our goal is zero harm to people and the environment while creating value for our shareholders as well as for China, including the regions and communities within which we operate. Our commitment to these principles is demonstrated by the fact that we have had no recorded lost-time accidents in over nine years and no major environmental incidents. We have a commitment to being good corporate citizens of China, striving to emphasize and utilize very high levels of Chinese content in personnel, services, and equipment; and we have achieved very high percentages of Chinese content in each category.

On November 28, 2011, FEEB entered into a Facility Agreement, as borrower, with Standard Chartered Bank ("SCB"), as lender, and the Company, as guarantor (the "Facility Agreement"). The Facility Agreement provided for a $25 million credit facility to be used for project costs with respect to the Shouyang area in Shanxi Province, China (the “Shouyang Area”), finance costs and other general corporate purposes approved by SCB.  The Facility Agreement had an initial 9-month term and was subsequently extended. At December 31, 2013, the Facility Agreement was drawn in full.

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

On January 15, 2013, the Company entered into the Fifth Amendment to the Facility Agreement (the "Fifth Amendment") to provide for the extension of the maturity date of the Facility Agreement until January 15, 2014. The Fifth Amendment was subject to the repayment of $4.125 million of the outstanding principal amount and the repayment of $0.7 million of capitalized interest under the Facility Agreement. The total amount of outstanding principal and capitalized interest under the Facility Agreement prior to the repayment of such amount was $25.8 million (which included $125,000 borrowed on January 11, 2013). In addition, accrued interest, amendment fees and certain transaction expenses were paid at closing out of the gross proceeds of the Private Placement.  As of January 15, 2013, the amount remaining owed under the Facility Agreement was $21.0 million. After taking into account the amounts paid pursuant to the Fifth Amendment and transaction fees and expenses incurred in connection with the Fifth Amendment and the Private Placement, the net proceeds to the Company of the Private Placement were $52.0 million.

On July 1, 2013, the Company issued $3,987,501 aggregate principal amount of senior notes for the paid in kind interest that was due on June 30, 2013. On December 30, 2013, the Company issued $4,639,095 aggregate principal amount of senior notes for the paid in kind interest that was due on December 30, 2013.

On December 31, 2013, the Company entered into the Sixth Amendment to the Facility Agreement (the "Sixth Amendment"), to extend the maturity date of the Facility Agreement from January 15, 2014 to April 15, 2014.  The Sixth Amendment requires the Company to pay interest under the Facility Agreement on a monthly basis rather than a quarterly basis.

On March 31, 2014, the Company entered into the Extension Agreement to the Facility Agreement (the “Extension Agreement”) to extend the maturity date of the Facility Agreement from April 15, 2014 to July 15, 2014.  The Extension Agreement contains certain customary representations, warranties, releases and confirmations.

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

Although we believe the results of our exploration activities in the Shanxi Province to date have been favorable, we will need to complete more wells to achieve commercial viability, which will require additional capital expenditures. Our current and future work programs for our PSCs will depend on our ability to raise additional capital to fund our exploration activities. Our current work programs are described below.

In addition to the Shouyang PSC, we are also party to PSCs covering the 573,000 acre (2,318.8 square kilometers) Qinnan Block also in Shanxi Province (the "Qinnan PSC"), and the Laochang area, which totals 119,327 acres (482.9 square kilometers ), in Yunnan Province (the "Yunnan PSC"). For further discussion of our interests in these properties and drilling activities, see the discussion of our production sharing contracts under "Shouyang PSC," "Qinnan PSC" and "Yunnan PSC" contained in Item 1, Business.

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report in connection with the audit of our financial statements for the years ended December 31, 2013 and 2012, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2013 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is possible that holders of our common stock could lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Year Ended 2013 compared to Year Ended 2012

The following table sets forth the natural gas sales data net to our company for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Natural Gas
Sale Volumes, net (Mcf)	231,815	260,424
Per Day Volumes, net (Mcf per day)	635	712

Average Sale Price, net of taxes (per Mcf)	$4.78	$4.68
PRC Subsidies & VAT (per Mcf)	1.77	1.75
Total Gas Sales and Other Revenues (per Mcf)	$6.55	$6.43

Natural Gas Sales, net (in thousands)	$1,108	$1,219

Sale volumes for the year ended December 31, 2013, net to Far East, decreased 28 MMcf, or 12%, as compared to the same period a year ago.  This decrease is partially attributable to intermittent interruptions from the power supply to our pumps and compressors as the Shanxi Province engaged in upgrades to the regional power infrastructure in the first several months of 2013.

The table below sets out major components of our expenditures for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Additions to Oil and Gas Properties (capitalized)
- Shouyang Block, Shanxi Province (1)	$33,049	$3,890
Exploration Expenditures (expensed)
- Shouyang Block, Shanxi Province	4,213	4,028
- Qinnan Block, Shanxi Province	26	456
- Laochang Block, Yunnan Province	729	1,120
- Total	4,968	5,604
Lease Operating Expenditures (expensed)
- Shouyang Block, Shanxi Province	5,425	5,129
- Qinnan Block, Shanxi Province	-	-
- Total	5,425	5,129

Total Capital and Operating Expenditures	$43,442	$14,623

General and Administrative Expenses	$10,531	$11,434

(1)	Capitalized in the Consolidated Balance Sheets.

The table below sets out the operating expenses in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013 and 2012 (in thousands):

			Increase	%
	2013	2012	(Decrease)	Change
Lease operating expense	$5,425	$5,129	$296	6%
Exploration costs	4,968	5,604	(636)	-11%
General and administrative	10,531	11,434	(903)	-8%
Depreciation, depletion and amortization	2,091	1,890	201	11%
Total	$23,015	$24,057	$(1,042)	-4%

Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves.  For further discussion of our accounting policies, see "Critical Accounting Policies—Accounting for Oil and Gas Properties" below.

The table below sets out the components of lease operating expense ("LOE") for the years ended December 31, 2013 and December 31, 2012 (in thousands):

	Year ended December 31,
	2013	2012
Pumping Related Costs	$3,654	$3,389
Compression	736	724
Workovers	538	558
Supervision	497	458
Total	$5,425	$5,129

LOE for 2013 and 2012 was comprised of costs pertaining to the production and dewatering efforts in the Shouyang Block in Shanxi Province.  LOE for the year ended December 31, 2013 increased $0.3 million when compared to the prior year primarily due to an increase in production costs.

The table below sets out components of exploration costs for the years ended December 31, 2013 and December 31, 2012 (in thousands):

	Year ended December 31,
	2013	2012
Technical personnel compensation	$407	$378
PSC related payments	823	1,057
Contract drilling & related expenses	3,738	4,169
Total	$4,968	$5,604

Exploration costs for the year ended December 31, 2013 decreased $0.6 million primarily to a $0.2 million decrease in PSC related payments and a $0.4 million decrease in contract drilling costs.

General and administrative ("G&A") expenses for the year ended December 31, 2013 decreased $0.9 million when compared to the prior year primarily due to a decrease in legal expenses of $0.9 million.

Year Ended 2012 compared to Year Ended 2011

The following table sets forth the natural gas sales data net to our company for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Natural Gas
Sale Volumes, net (Mcf)	260,424	140,887
Per Day Volumes, net (Mcf per day)	712	386

Average Sale Price, net of taxes (per Mcf)	$4.68	$4.63
PRC Subsidies & VAT (per Mcf)	1.75	1.73
Total Gas Sales and Other Revenues (per Mcf)	$6.43	$6.36

Natural Gas Sales, net (in thousands)	$1,219	$653

Sale volumes for the year ended December 31, 2012, net to Far East, increased 119 MMcf, or 85%, as compared to the same period for the previous year due primarily to the increase in the number of producing wells connected to the gathering system.

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

The table below sets out the operating expenses in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013 and 2012 (in thousands):

			Increase	%
	2012	2011	(Decrease)	Change
Lease operating expense	$5,129	$3,873	$1,256	32%
Exploration costs	5,604	5,967	(363)	-6%
General and administrative	11,434	9,701	1,733	18%
Depreciation, depletion and amortization	1,890	1,045	845	81%
Total	$24,057	$20,586	$3,471	17%

Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves.  For further discussion of our accounting policies, see "Critical Accounting Policies—Accounting for Oil and Gas Properties" below.

The table below sets out components of LOE for the years ended December 31, 2012 and December 31, 2011 (in thousands):

	Year ended December 31,
	2012	2011
Pumping Related Costs	$3,389	$2,662
Compression	724	633
Workovers	558	386
Supervision	458	192
Total	$5,129	$3,873

LOE for 2012 and 2011 was comprised of costs pertaining to the production and dewatering efforts in the Shouyang Block in Shanxi Province.  LOE for the year ended December 31, 2012 increased when compared to the prior year primarily due to an increase in production costs of $0.7 million, supervision costs of $0.3 million, and workover expenses of $0.2 million.

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

G&A expenses for the year ended December 31, 2012 increased $1.7 million when compared to the prior year primarily due to increases in legal expenses of $0.7 million, other professional services expenses of $0.4 million, payroll expenses of $0.3 million, and share based compensation expenses of $0.2 million.

Financial Condition, Capital Resources and Liquidity

Capital Resources and Liquidity. Although gas sales under the Gas Sales Agreement commenced in the first quarter of 2011, our primary source of cash flow has been cash proceeds from public offerings, private placements of our common stock and warrants to purchase our common stock, the exercise of warrants and options to purchase our common stock, and proceeds received from the closing of the Facility Agreement and the issuance of the Notes.

On January 14, 2013, the Company sold the Notes and the Warrants to certain institutional investors for $60.0 million of gross proceeds in the Private Placement, which was exempt from the Securities Act. The Private Placement closed on January 15, 2013.

On January 15, 2013, the Company entered into the Fifth Amendment to provide for the extension of the maturity date of the Facility Agreement until January 15, 2014. The Fifth Amendment was subject to the repayment of $4.125 million of the outstanding principal amount and the repayment of $0.7 million of capitalized interest under the Facility Agreement. The total amount of outstanding principal and capitalized interest under the Facility Agreement prior to the repayment of such amount was $25.8 million (which included $125,000 borrowed on January 11, 2013). In addition, accrued interest, amendment fees and certain transaction expenses were paid at closing out of the gross proceeds of the Private Placement.  As of January 15, 2013, the amount remaining owed under the Facility Agreement was $21.0 million. After taking into account the amounts paid pursuant to the Fifth Amendment and transaction fees and expenses incurred in connection with the Fifth Amendment and the Private Placement, the net proceeds to the Company of the Private Placement were $52.0 million.

On December 31, 2013, the Company entered into the Sixth Amendment to extend the maturity date of the Facility Agreement from January 15, 2014 to April 15, 2014.  The Sixth Amendment requires the Company to pay interest under the Facility Agreement on a monthly basis rather than a quarterly basis.

On March 31, 2014, the Company entered into the Extension Agreement to the Facility Agreement to extend the maturity date of the Facility Agreement from April 15, 2014 to July 15, 2014.  The Extension Agreement contains certain customary representations, warranties, releases and confirmations.

To secure additional capital for future work programs and to repay the Facility Agreement on or before its maturity date, management must either explore potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets or obtain additional debt, reserve based, project or equity-related financing. However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through additional debt, reserve based, project or equity-related financing. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt, reserve based, project or equity-related financing are uncertain, and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price. Due to certain factors, an offering of our common stock is likely not a viable alternative at this time, but a non-convertible preferred stock offering might be possible under certain circumstances. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult. There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction or transfer. There can be no guarantee of future capital acquisition, fundraising or exploration success.  See Note 4 to the Financial Statements for information regarding the Facility Agreement.

In addition to payment of the above amounts to SCB, FEEB and FEEC have used and intend to continue to use the net proceeds of the Private Placement for (i) drilling and development expenses for the Shouyang CBM project in the Shanxi Province in China, including drilling and completion expenses of appraisal wells, drilling and completion expenses of production wells, construction and installation of gathering and compression facilities and submission of an overall development plan for the project, (ii) general corporate purposes, including exploration costs for such project, operating costs on the Shouyang PSC and general and administrative expenses and (iii) transaction expenses. Under the securities purchase agreement for the Private Placement and the Indenture, FEEB and FEEC are obligated to apply the net proceeds according to the estimated amounts of each category set forth therein within an agreed range, provided that FEEC and FEEB shall apply not less than $21.6 million for the drilling and completion of production wells.

There can be no guarantee of future capital acquisition, fundraising or exploration success or that we will realize the value of our unproved exploratory well costs.

Summary of Material Terms of the Notes.

The Notes are senior secured obligations of FEEB and are fully and unconditionally guaranteed by FEEC. The Notes were sold at an issue price of 100% of par for an aggregate principal amount of $60.0 million. The Notes accrue cash interest at a rate of 13% per year, which is paid semi-annually in arrears on June 30 and December 30 of each year, commencing on June 30, 2013. FEEB may, at its option, elect to pay interest “in kind” at a rate of 14.500% per year by issuing additional Notes with the first interest payment required to be paid in kind. On July 1, 2013, the Company issued $3,987,501 aggregate principal amount of senior notes for the paid in kind interest that was due on June 30, 2013. On December 30, 2013, the Company issued $4,639,095 aggregate principal amount of senior notes for the paid in kind interest that was due on December 30, 2013.  The Notes will mature on January 15, 2016.

The Notes and related guarantees rank equal in right of payment with the Facility Agreement. Except as specifically permitted by the Indenture, any new indebtedness of FEEC, FEEB or any restricted subsidiary of FEEC will require the consent of SCB and the Required Noteholders (as defined in the Indenture) which means holders of 75% of aggregate principal amount at maturity of the Notes. The Notes and related guarantees are secured by substantially all of the assets of FEEC and FEEB, other than assets located in the PRC, assets the grant, creation or perfection of any lien on which would require the consent, authorization or approval of, or filing with, any governmental authority in the PRC and certain other excluded assets. Such collateral continues to secure the Facility Agreement with the administration of such collateral subject to a collateral agency and intercreditor agreement between SCB and Wells Fargo Bank, National Association, as indenture trustee of the Notes and as collateral agent.

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

In the event that (i) FEEC and FEEB generate Excess Cash Flow (as defined in the Indenture), (ii) FEEC or FEEB sell assets in circumstances described in the Indenture or (iii) a casualty loss of property or assets of FEEC or FEEB occurs and the insurance proceeds with respect to such loss exceed $30.0 million, then FEEB will be required to apply the Excess Cash Flow Amount (as defined in the Indenture), the net proceeds of such asset sale or such insurance proceeds, as applicable, to first repay obligations under the Facility Agreement and thereafter to offer to repurchase the Notes at the purchase prices set forth above. The Excess Cash Flow Amount means, with respect to any period, 50% of the Excess Cash Flow for such period minus $5.0 million of cash and cash equivalents for such period minus the principal amount of the Facility Agreement repaid with such Excess Cash Flow during such period.

In the event of a change of control of FEEC, FEEB will be required to repay all obligations outstanding under the Facility Agreement and to offer to repurchase the Notes at the purchase prices set forth above.

The Indenture contains covenants that, among other restrictions, limit FEEC's and FEEB's ability and the ability of certain of their subsidiaries to:

•	amend constitutional documents;

•	incur or guarantee additional indebtedness other than up to $15.0 million of aggregate principal amount of additional Notes and additional warrants on terms identical to or more favorable to FEEC than the Warrants;

•	issue certain preferred stock;

•	create or incur liens other than liens permitted by the Indenture;

•	pay dividends, repurchase equity securities, redeem subordinated debt, repay certain intercompany indebtedness up to a specified amount or make investments or other restricted payments;

•	transfer or sell assets;

•	incur dividend or other payment restrictions;

•	enter into certain transactions with affiliates;

•	change FEEC's or FEEB's line of business;

•	form subsidiaries;

•	sell capital stock of restricted subsidiaries; and

•	merge, consolidate or transfer all or substantially all of FEEC's and FEEB's assets.

In addition, the Indenture contains covenants that, among other obligations, require FEEC and FEEB to:

•	be in compliance with all relevant laws and regulations;

•	provide specified financial reports to holders of Notes;

•	maintain customary insurance policies;

•	maintain FEEB's foreign exchange registration certificate;

•	use the net proceeds of the Private Placement as set forth in the Indenture; and

•	use their commercially reasonable efforts to list the Notes on the Cayman Islands Stock Exchange within six months of the issue date and maintain such listing.

The Indenture contains customary events of default that could, subject to certain conditions, cause the Notes to become immediately due and payable, including but not limited to:

•	the failure to make principal (at maturity, upon redemption or otherwise) or interest payments when due;

•	the failure to make, and to accept and pay the purchase price for Notes tendered pursuant to, the offers to purchase required by the Indenture;

•	the failure to comply with certain covenants in the Indenture or any of the collateral documents;

•	the failure to comply with the reporting obligations in the Indenture for ten days after notice by the trustee or the holders of at least 25% of the aggregate principal amount of the Notes;

•	the default by FEEC or any of its restricted subsidiaries under any mortgage, indenture or other indebtedness in the aggregate of $1.0 million or more if caused by the failure to pay principal or interest when due or if such default entitles the creditor to declare such indebtedness due and payable prior to its stated maturity;

•	the failure to satisfy certain final, non-appealable judgments of any court of competent jurisdiction in excess of $1.0 million;

•	if any Note guarantee is held to be unenforceable or is repudiated by the guarantor thereof;

•	certain events of bankruptcy or insolvency;

•	the liens securing the Notes cease to be in full force in effect or cease to have priority over certain other lienholders with respect to collateral with a fair market value in excess of $1.0 million or are contested by FEEB or any guarantor in circumstances specified by the Indenture;

•	any representation or warranty made by FEEC or FEEB in the securities purchase agreement for the Private Placement proves to be incorrect in any material respect;

•	the validity of the Notes, the guarantees of the Notes or the Indenture is contested by FEEB or any guarantor;

•	the Shouyang project is abandoned in whole or in part, the Shouyang production sharing contract is terminated, revoked or ceases to be in full force and effect or an event of loss occurs with respect to any of the property or assets of FEEC or FEEB in excess of $10.0 million net of any insurance proceeds; and

•	certain acts of governmental expropriation or nationalization or certain governmental restrictions on foreign currency exchange or that prevents FEEC or FEEB from paying its obligations in U.S. dollars.

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

Our board of directors has the authority, without further action by the stockholders but subject to restrictions in the Warrant Agreement and Indenture, to issue up to 500 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500 million shares of Common Stock authorized under our charter documents, of which approximately 346.1 million shares were issued and outstanding as of December 31, 2013.

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

Work Program and Other Funding. Our current work programs satisfied the minimum exploration expenditures for our Shouyang and Yunnan PSCs for 2013. With respect to the Qinnan PSC, we have halted activities on the Qinnan Block pending regulatory approval or denial of our force majeure claims. To secure additional capital for future work programs and to repay the Facility Agreement on or before its maturity date, management must either explore potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets or obtain additional debt, reserve based, project or equity-related financing. However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through debt, reserve based, project or equity- related financing. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt, reserve based, project or equity-related financing are uncertain and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price. Due to certain factors, an offering of our common stock is likely not a viable alternative at this time, but a non-convertible preferred stock offering might be possible under certain circumstances. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult. In particular, any transfer of our rights under the PSCs will require the approval of our Chinese partner company and the MofCom. However, on May 15, 2013, the State Council of PRC announced that such approval will no longer require the approval by MofCom. The Company is still analyzing the impact of the change and the affect it could have on its business and operations. There can be no assurance that the Chinese authorities will provide the approvals necessary for the consummation of a transaction or transfer. There can be no guarantee of future success in capital acquisition, fundraising or exploration success.

Our capital resources and planning can be impacted by fluctuations in the U.S. Dollar and RMB exchange rate as well as inflation in these countries. For further discussion of these risks, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

Cash flow

As of December 31, 2013, 2012 and 2011, cash and cash equivalents were $17.6 million, $1.3 million, and $23.3 million, respectively. The increase of $16.3 million in cash and cash equivalents from beginning to end of the fiscal year 2013 was primarily due to the $52.0 million provided by financing activities partially offset by the $20.9 million used by operating activities and the $14.8 million used by investing activities. The decrease of $22.0 million in cash and cash equivalents from beginning to end of the fiscal year 2012 was primarily due to the $19.2 million used by operating activities and the $8.5 million used by investing activities offset by the $5.8 million provided by financing activities.

Cash used in operating activities for 2013 was $20.9 million as compared to $19.2 million for 2012 and $16.4 million for 2011. The $1.7 million increase in cash used in operating activities in 2013 compared to 2012 was primarily due to a $2.6 million unfavorable change in working capital, a $0.3 million increase in LOE and $0.1 million increase in interest payment.  The increase was offset by a decrease of $0.9 million in G&A expenses and a decrease of $0.6 million in exploration expenses.  The $2.8 million increase in cash used in operating activities in 2012 compared to 2011 was due to a $1.7 million increase in G&A expenses, $1.3 million increase in LOE pumping related costs, with such increase offset by a $0.4 million decrease in exploratory contract drilling expenses.

Cash used in investing activities for 2013 was $14.8 million, as compared to $8.5 million for 2012, and $17.9 million for 2011.  The $6.3 million increase in 2013 compared to 2012 was primarily due to an increase in additions to oil and gas properties of $6.1 million. The $9.3 million decrease in 2012 compared to 2011 was primarily due to a decrease in additions to oil and gas properties of $8.8 million.

Cash provided by financing activities for 2013 was $52.0 million, as compared to $5.8 million for 2012, and $29.8 million for 2011.  Cash provided by financing activities for 2013 was $58.5 million as a result of net proceeds received from the issuance of the Notes pursuant to the Private Placement in January 2013, offset by $1.8 million of debt issue costs and $4.9 million repayment of the Facility Agreement.  Cash provided by financing activities for 2012 was $6.2 million as a result of net proceeds from the Facility Agreement during the first nine months of 2012 offset by $0.4 million of debt issue costs. Cash provided by financing activities during 2011 was due to $16.7 million from the sale of 34.9 million shares of common stock in March 2011 and $17.9 million gross proceeds from a draw on the Credit Facility in December 2011.

Contractual Obligations

Obligations under non-cancelable agreements at December 31, 2013 were as follows (in thousands):

			Payments Due by Period
						2019 and
	Total		2014	2015-2016	2017-2018	Beyond
Debt Obligations (5)	$93,062	(1)	$93,062	$-	$-	$-
Operating Lease Obligations (2)	220		212	8	-	-
Purchase Obligations (3)	4,973		2,012	2,961	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet Under GAAP (4)	1,302		-	-	-	1,302
Totals	$99,557		$95,286	$2,969	$-	$1,302

(1)  On November 28, 2011, the Company entered into a $25 million credit facility agreement ("Facility Agreement") to be used for project costs with respect to the Shouyang Area in Shanxi Province, China as well as for general corporate purposes.  The Facility Agreement had an initial nine month term ending August 28, 2012.  On December 31, 2013, the Company entered into the Sixth Amendment to extend the maturity date of the Facility Agreement from January 15, 2014 to April 15, 2014.  At December 31, 2013, the total amount drawn under the Facility Agreement was $21 million.  Accrued interest on December 31, 2013 was $0.5 million.  On January 15, 2013, the Company completed the Private Placement of $60 million of senior secured notes.  The Notes will mature on January 15, 2016.  Assuming acceleration of the Facility Agreement and the Notes, Debt Obligations includes total future interest cost through April 15, 2014 of $3.4 million.

(2)  We enter into operating leases in the normal course of business primarily for our office space and equipment.

(3)  We include in purchase obligations contractual agreements to purchase goods or services that are legally enforceable and that specify all significant terms, including fixed or minimum quantities, fixed, minimum or variable price provisions and the approximate timing of the transaction. We have included our obligations under the Shouyang PSC for which the amounts were specified in the contracts. We have elected to enter Phase III for the Shouyang PSC and have included contractual expenses through completion of these phases, which are currently required to be completed by June 30, 2015.

(4)  Amount represents our asset retirement and environmental obligations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2013, we were not involved in any form of off-balance sheet arrangement.

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

Management has discussed the development and selection of its critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosures presented below relating to them.  We believe the following critical accounting policies reflect our significant estimates and judgments used in the preparation of our consolidated financial statements:

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

Our independent resource industry consulting firm independently estimated all of the proved, probable and possible reserve quantities included in this annual report.  In connection with our external petroleum engineers performing their independent reserve estimations, we furnished them with the following information that they review: (1) technical support data, (2) technical analysis of geologic and engineering support information, (3) economic and production data, and (4) our well ownership interests.  The resource industry consulting firm, Resource Investment Strategy Consultants ("RISC"), evaluated 100% of our estimated proved reserve quantities and their related pre-tax future net cash flows as of December 31, 2013.  Estimates prepared by others may be higher or lower than our estimates.  Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and gas that are ultimately recovered.  We continually make revisions to reserve estimates throughout the year as additional information becomes available.  We make changes to depletion rates, impairment calculations and asset retirement obligations in the same period that changes to reserve estimates are made.

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

Estimates of future dismantlement, restoration, and abandonment costs. The accounting for future development and abandonment costs is determined by FASB ASC Topic 410, Asset Retirement and Environmental Obligations requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The accrual is based on estimates of these costs for each of our properties based upon the type of production structure, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Based on our experience and technical and financial data collected from managing our projects over the years, we were able to record the costs related to our asset retirement and environmental obligations in our consolidated financial statements beginning the fourth quarter of 2009.  Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based on numerous factors, including changing technology, the political and regulatory environment, estimates as to the proper discount rate to use and timing of abandonment.

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

Foreign Currency Risk

In addition to the U.S. Dollar, we conduct our business in RMB and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. In June 2010, China announced that it would gradually allow the RMB to float against the U.S. Dollar and, as a result, the Chinese currency is expected to slowly appreciate with respect to the U.S. Dollar. All of our costs to operate our Chinese offices are paid in RMB. Our exploration costs in China may be incurred under contracts denominated in RMB or U.S. Dollars. As of December 31, 2013, the U.S. Dollar ($) to RMB (¥) depreciated slightly at an exchange rate of about $1 to ¥6.11, compared to an exchange rate of $1 to ¥6.30 at December 31, 2012.  If the RMB appreciates with respect to the U.S. Dollar, our costs in China may increase. To date we have not engaged in hedging activities to hedge our foreign currency exposure. In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk. If the RMB had appreciated by 10% during 2013, our costs would have increased by approximately $2.5 million. If the RMB had depreciated by 10%, it is estimated that our costs would have been approximately $2.0 million lower in 2013.

Inflation Risk

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

Interest Rate Risk

Interest on our outstanding debt as of December 31, 2013 is both floating and fixed. Fixed rates are in place on our $60.0 million Senior Secured Notes due 2016 at 13.0 percent per year (or 14.5% per year if FEEB elects to pay interest “in kind”) and floating rates are in place on $21.0 million of borrowings under our Facility Agreement due April 15, 2014.  Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate.  All other things being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change.  If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under the Facility Agreement.  As it relates to our variable rate debt, if variable interest rates increased by 1% during 2013, our interest expense for 2013 would have increased by approximately $0.2 million.  To date we have not engaged in hedging activities to hedge our interest rate exposure. In the future, we may enter into hedging instruments to manage our interest rate risk or continue to be subject to interest rate risk.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Our management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm, JonesBaggett LLP, that audited our consolidated financial statements included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2013, which is included on page 63 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Far East Energy Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Far East Energy Corporation and Subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Far East Energy Corporation and Subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the consolidated financial statements and discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses and negative cash flows from operating activities since inception, has negative working capital and an accumulated deficit, and is dependent on additional debt or equity financing in order to continue operations.  These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also discussed in Note 2.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Far East Energy Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 31, 2014, expressed an unqualified opinion thereon.
Dallas, Texas
March 31, 2014

17330 Preston Road, Suite 240B		972.404.1226
Dallas, Texas 75252	www.jonesbaggett.com	Fax 972.404.1227

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Far East Energy Corporation and Subsidiaries:

We have audited Far East Energy Corporation and Subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Far East Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Far East Energy Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Far East Energy Corporation and Subsidiaries, as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 31, 2014 expressed an unqualified opinion thereon and included an explanatory paragraph concerning matters related to the Company’s ability to continue as a going concern.
Dallas, Texas
March 31, 2014

17330 Preston Road, Suite 240B		972.404.1226
Dallas, Texas 75252	www.jonesbaggett.com	Fax 972.404.1227

FAR EAST ENERGY CORPORATION
Consolidated Balance Sheets
(In Thousands, Except Shares)

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$17,571	$1,340
Accounts receivable	161	163
Inventory	1,261	423
Prepaid expenses	490	369
Deposits	142	677
Other current assets	22	16
Total current assets	19,647	2,988

Property and equipment
Oil and gas properties (Successful efforts method)	105,199	72,150
Other property and equipment	2,589	2,313
Total property and equipment	107,788	74,463
Less accumulated depreciation, depletion and amortization	(5,154)	(3,398)
Total property and equipment, net	102,634	71,065

Deferred financing costs	2,227	371
Other long-term assets	604	658
Total assets	$125,112	$75,082

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$15,842	$14,814
Accrued liabilities	24,329	7,571
Credit facility	21,000	25,730
Secured notes payable (net of discount of $1,634)	66,992	-
Equipment lease	3	-
Total current liabilities	128,166	48,115

Equipment lease, net of current portion	12	-
Asset retirement and environmental obligations	1,302	840
Total liabilities	129,480	48,955

Commitments and contingencies (Note 11)

Stockholders' equity
Preferred stock, $0.001 par value, 500,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 346,078,509 and 344,785,689 issued and outstanding at December 31, 2013 and 2012, respectively	346	345
Additional paid-in capital	178,584	175,554
Unearned compensation	(503)	(987)
Accumulated deficit	(182,795)	(148,785)
Total stockholders' equity	(4,368)	26,127
Total liabilities and stockholders' equity	$125,112	$75,082

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, Except Per Share Data)

	Year ended December 31,
	2013	2012	2011
Operating revenues:
Gas sales	$1,108	$1,219	$653
Other, net	478	425	205
	1,586	1,644	858
Operating expenses:
Lease operating expense	5,425	5,129	3,873
Exploration costs	4,968	5,604	5,967
General and administrative	10,531	11,434	9,701
Depreciation, depletion and amortization	2,091	1,890	1,045
Total operating expenses	23,015	24,057	20,586
Operating loss	(21,429)	(22,413)	(19,728)
Other income (expense):
Interest expense	(11,755)	(4,756)	(678)
Interest income	3	13	6
Gain (loss) on sales of other fixed assets	(13)	3	(1)
Foreign currency transaction gain (loss)	(816)	(7)	(844)
Total other income	(12,581)	(4,747)	(1,517)
Loss before income taxes	(34,010)	(27,160)	(21,245)
Income taxes	-	-	-
Net loss	$(34,010)	$(27,160)	$(21,245)

Comprehensive loss	$(34,010)	$(27,160)	$(21,245)

Net loss per share:
Basic and diluted	$(0.10)	$(0.08)	$(0.06)

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
Consolidated Statements of Stockholders' Equity
(In Thousands, Except Share Data)

					Deficit
					Accumulated
	Common Stock		Additional		During the	Total
	Number of	Par	Paid-In	Unearned	Development	Stockholders'
	Shares	Value	Capital	Compensation	Stage	Equity
Balance at December 31, 2010	291,202,928	$291	$149,378	$(167)	$(100,380)	$49,122
Net loss	-	-	-	-	(21,245)	(21,245)
Common shares issued	34,880,599	35	16,696	-	-	16,731
Stock issued for note conversion	14,315,789	14	6,786	-	-	6,800
Nonvested shares issued	1,753,134	2	1,086	(625)	-	463
Nonvested shares withheld for taxes	(49,232)	-	(28)	-	-	(28)
Stock options issued	-	-	399	-	-	399
Balance at December 31, 2011	342,103,218	342	174,317	(792)	(121,625)	52,242
Net loss	-	-	-	-	(27,160)	(27,160)
Nonvested shares issued	2,707,500	3	867	(195)	-	675
Nonvested shares withheld for taxes	(25,029)	-	(7)	-	-	(7)
Stock options issued	-	-	377	-	-	377
Balance at December 31, 2012	344,785,689	345	175,554	(987)	(148,785)	26,127
Net loss					(34,010)	(34,010)
Nonvested shares issued	1,714,000	1	168	484	-	653
Nonvested shares withheld for taxes	(92,846)	-	(8)	-	-	(8)
Nonvested shares forfeited	(328,334)	-	-	-	-	-
Stock options issued	-	-	486	-	-	486
Warrants issued	-	-	2,384	-	-	2,384
Balance at December 31, 2013	346,078,509	$346	$178,584	$(503)	$(182,795)	$(4,368)

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)

	For the Years Ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net loss	$(34,010)	$(27,160)	$(21,245)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion, depreciation and amortization	2,091	1,890	1,045
Amortization of deferred financing costs	1,513	2,377	253
Amortization of warrants	682	-	-
Share-based compensation	1,140	1,052	862
Changes in components of working capital:
Accounts receivable	50	87	(899)
Inventory	(838)	118	(237)
Prepaid expenses	(121)	4	(69)
Deposits	535	(134)	(442)
Accounts payable and accrued liabilities	8,060	2,546	4,337
(Gain) loss on sale of assets	13	(3)	1
Other, net	(9)	(7)	(28)
Net cash used in operating activities	(20,894)	(19,230)	(16,422)

Cash flows from investing activities:
Additions to oil and gas properties	(14,343)	(8,273)	(17,052)
Additions to other properties	(500)	(242)	(804)
Net cash used in investing activities	(14,843)	(8,515)	(17,856)

Cash flows from financing activities:
Net proceeds from credit facility	125	6,193	16,250
Net proceeds from secured note payable	58,500	-	-
Repayment of credit facility	(4,855)	-	-
Debt issue costs	(1,802)	(371)	-
Payment on exchangeable note	-	-	(3,200)
Net proceeds from sale of common stock	-	-	16,731
Net cash provided by financing activities	51,968	5,822	29,781

Net increase (decrease) in cash and cash equivalents	16,231	(21,923)	(4,497)
Cash and cash equivalents--beginning of period	1,340	23,263	27,760
Cash and cash equivalents--end of period	$17,571	$1,340	$23,263

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

Oil and Gas Properties. We use the successful efforts method of accounting for our oil and gas properties. Under this method, oil and gas lease acquisition costs and intangible drilling costs associated with exploration efforts that result in the discovery of proved reserves and costs associated with development drilling, whether or not successful, are capitalized when incurred. If proved commercial reserves are not discovered, such drilling costs are expensed. In some circumstances, it may be uncertain whether proved commercial reserves have been found when drilling has been completed. Under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 932, Extractive Activities - Oil and Gas ("ASC 932"), such exploratory well drilling costs may continue to be capitalized if the reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. We assess our capitalized exploratory wells pending evaluation each quarter to determine whether costs should remain capitalized or should be charged to earnings. Other exploration costs, including geological and geophysical costs, are expensed as incurred. We recognize gain or loss on the sale of properties on a field basis. Depreciation, depletion and amortization of the cost of proved oil and gas properties is calculated using the unit-of-production method.

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

Share-based Compensation. We measure the cost of employee services received in exchange for stock options based on the grant date fair value of the awarded options under FASB ASC Topic 718, Compensation - Stock Compensation ("ASC 718"). We determine the fair value of stock option grants using the Black-Scholes option pricing model. We determine the fair value of shares of nonvested stock (also commonly referred to as restricted stock) based on the last quoted price of our stock on the OTC Bulletin Board on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, we have reduced the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, as defined in ASC 718, if any, are recognized as an addition to paid-in capital.

Comprehensive Loss. Comprehensive loss is defined as changes in financial position of an enterprise excluding stockholder equity transactions. There were no elements of comprehensive loss other than net loss from operations for the years ended December 31, 2013, 2012 and 2011.

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

Credit Concentration. As of December 31, 2013, approximately $7.2 million of our cash was held in foreign bank accounts.

Reclassification. Certain reclassifications have been made to the consolidated balance sheet for the years ended December 31, 2011 and 2012 to be consistent with the 2013 presentation.

Adoption of New Accounting Pronouncement. There were no recent accounting pronouncements at December 31, 2013 that materially affected our company.

2. Going Concern and Liquidity

These consolidated financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company generated net losses of $34.0 million for the year ended December 31, 2013, and has accumulated net losses of $183.0 million since inception. In addition, the Company has negative working capital, negative cash flows from operating activities and negative net worth. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required. Management may seek to secure additional capital by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets, by obtaining additional debt, reserve based, project or equity-related financing. No assurances can be given that the Company will be successful in generating sufficient cash flow or obtaining additional financing or refinancing.  Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

All of our reserves are located in Shanxi Province, China. At December 31, 2013, our estimated net proved and net probable reserves were 67.5 billion cubic feet ("Bcf") and 372.4 Bcf of CBM, respectively. At December 31, 2013, the standardized measure of our future net cash flows, discounted at 10 percent per annum, relating to our proved natural gas reserves was $151.8 million. See Supplemental Information to Consolidated Financial Statements.

On June 12, 2010, China United Coalbed Methane Corporation, Ltd. ("CUCBM"), our Chinese partner for the Shouyang production sharing contract ("PSC"), and SPG executed a gas sales agreement (the "Gas Sales Agreement"), to which we are an express beneficiary, to sell CBM produced in the CBM field governed by the Shouyang PSC. Gas sales under the gas sales agreement with SPG commenced in the first quarter of 2011. As of December 31, 2013 and 2012, gas sales proceeds to be collected were approximately $0.2 million, respectively, and were recorded in Accounts Receivable. We have funded our exploration and development activities primarily through the sale and issuance of common stock, the Notes (as defined below) and the Warrants (as defined below),  proceeds received from the closing of the Facility Agreement (as defined below) and sales of CBM.

On November 28, 2011, FEEB entered into a Facility Agreement, as borrower, with Standard Chartered Bank ("SCB"), as lender, and the Company, as guarantor (the "Facility Agreement"). The Facility Agreement provides for a $25 million credit facility, the proceeds of which were used for project costs with respect to the Shouyang Area in Shanxi Province, China, as well as for finance costs and for general corporate purposes approved by SCB. The Facility Agreement is fully drawn and no amounts remain for borrowing. See Note 4 - Facility Agreement.

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

On January 15, 2013, FEEC and FEEB entered into the Fifth Amendment to the Facility Agreement, dated November 28, 2011, among FEEC, FEEB and Standard Chartered Bank, to provide for the extension of the maturity date thereof until January 15, 2014. The Fifth Amendment was subject to the repayment of $4.125 million of the outstanding principal amount and the repayment of $0.7 million of capitalized interest under the Facility Agreement. The total amount of outstanding principal and capitalized interest under the Facility Agreement prior to the repayment of such amount was $25.8 million (which included $125,000 borrowed on January 11, 2013). In addition, accrued interest, amendment fees and certain transaction expenses were paid at closing out of the gross proceeds of the Private Placement.

On December 31, 2013, the Company entered into the Sixth Amendment to the Facility Agreement to extend the maturity date of the Facility Agreement from January 15, 2014 to April 15, 2014.  The Sixth Amendment requires the Company to pay interest under the Facility Agreement on a monthly basis rather than on a quarterly basis.

On March 31, 2014, the Company entered into the Extension Agreement to the Facility Agreement to extend the maturity date of the Facility Agreement from April 15, 2014 to July 15, 2014.  The Extension Agreement contains certain customary representations, warranties, releases and confirmations.

Our current work programs satisfied the minimum exploration expenditures for our Shouyang and Yunnan PSCs for 2013. With respect to the PSC governing CBM production activities on the approximately 573,000 acres in the Qinnan block of the Shanxi Province, we have halted activities on the Qinnan Block pending resolution of whether or not its exploration period will be extended as a result of certain force majeure claims.

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

3. Senior Secured Notes

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

The Notes are senior secured obligations of FEEB and are fully and unconditionally guaranteed by FEEC. The Notes were sold at an issue price of 100% of par for an aggregate principal amount of $60.0 million. The Notes accrue cash interest at a rate of 13.0% per year, which is paid semi-annually in arrears on June 30 and December 30 of each year, commencing on June 30, 2013. FEEB may, at its option, elect to pay interest “in kind” at a rate of 14.5% per year by issuing additional Notes with the first interest payment required to be paid in kind. The Notes will mature on January 15, 2016.  On July 1, 2013, the Company issued $3,987,501 aggregate principal amount of senior secured notes for the paid in kind interest that was due on June 30, 2013. On December 30, 2013, the Company issued $4,639,095 aggregate principal amount of senior secured notes for the paid in kind interest that was due on December 30, 2013. Consequently, there was no accrued interest at December 31, 2013.  The total amount of interest cost incurred during the year ended December 31, 2013 was $10.2 million, of which $1.3 million has been capitalized.  There was no interest cost or capitalized interest for the years ended December 31, 2012 and 2011.

The Notes and related guarantees rank equal in right of payment with the Facility Agreement. Except as specifically permitted by the indenture governing the Notes (the “Indenture”), any new indebtedness of FEEC, FEEB or any restricted subsidiary of FEEC will require the consent of SCB and the “Required Noteholders,” which means holders of 75% of aggregate principal amount at maturity of the Notes. The Notes and related guarantees are secured by substantially all of the assets of FEEC and FEEB, other than assets located in the PRC, assets the grant, creation or perfection of any lien on which would require the consent, authorization or approval of, or filing with, any governmental authority in the PRC and certain other excluded assets. Such collateral continues to secure the Facility Agreement with the administration of such collateral subject to a collateral agency and intercreditor agreement between SCB and Wells Fargo Bank, National Association, as indenture trustee of the Notes and as collateral agent.

If we fail to comply with the covenants in the Indenture governing the Notes or the Facility Agreement or fail to pay the Facility Agreement in full or extend the maturity date of the Facility Agreement by April 15, 2014, it could lead to an event of default and the acceleration of the maturity of all outstanding debt under our Facility Agreement, as well as a cross default and acceleration of maturity under the Indenture governing the Notes.  We have assessed our current liquidity and financial condition, and have determined that the chances that the Company will not be able to pay the Facility Agreement in full or extend the maturity date of the Facility Agreement by April 15, 2014 are not remote. As a result, we have included both the Notes and the Facility Agreement in the current liabilities section of the balance sheet as of December 31, 2013.

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

Based on the utilization of the BSOPM valuation technique, the Warrants were valued at approximately $2.5 million at time of issuance.   The amount was recorded as a debt discount to the Notes in the liabilities section and as additional paid-in capital in the equity section of the balance sheet.  The debt discount is accreted as interest expense periodically over the term of the Notes.  We have recorded an accretion amount of $0.7 million from the issuance date to December 31, 2013.

In connection with the Notes, the Company incurred approximately $3.1 million of financing costs, which included among other items, 1.5 million warrants issued to the placement agent.  These warrants were valued at approximately $68,000 based on the same aforementioned BSOPM valuation technique.    The total financing costs of $3.1 million were allocated between the Notes and the Warrants in proportion to their respective fair values at time of issuance.  The costs related to the Warrants were recorded as an offset to the value of the Warrants in additional paid-in capital.  The costs related to the Notes were capitalized as deferred financing costs and amortized based on the effective interest method over the term of the Notes.  The objective of that method is to arrive at a periodic interest cost which represents a level effective rate over the term of the Notes on its face amount reduced by the unamortized discount and expense at the beginning of the period.  The effective interest rate for the Notes as calculated is 17.8% per annum.  We have recorded an amortization amount of $0.9 million for the period from the issuance date to December 31, 2013.

4. Facility Agreement

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

On May 23, 2012, the Company announced that it had entered into an amendment to the Facility Agreement with SCB that, among other things, extended the date upon which the Company was required to provide SCB with evidence of approval by MofCom of the modification agreement to the Shouyang PSC. On July 5, 2012, FEEB was notified of MofCom approval of the modification agreement to the Shouyang PSC. On July 19, 2012, FEEB entered into the First Amendment (the “First Amendment”) to the Facility Agreement, which extended the term of the Facility Agreement by three months, to November 28, 2012.  On November 28, 2012, FEEB entered into the Second Amendment (the “Second Amendment”) to the Facility Agreement, extending the termination date of the Facility Agreement and the due date for payment of all accrued interest to December 19, 2012. On December 18, 2012, FEEB entered into the Third Amendment (the “Third Amendment”) to the Facility Agreement, which extended the termination date of the Facility Agreement and the due date for payment of all accrued interest to January 15, 2013.

On January 15, 2013, FEEC and FEEB entered into the Fifth Amendment to the Facility Agreement (the "Fifth Amendment") to provide for the extension of the maturity date of the Facility Agreement until January 15, 2014. The Fifth Amendment was subject to the repayment of $4.125 million of the outstanding principal amount and the repayment of $0.7 million of capitalized interest under the Facility Agreement. The total amount of outstanding principal and capitalized interest under the Facility Agreement prior to the repayment of such amount was $25.8 million (which includes $125,000 borrowed on January 11, 2013). In addition, accrued interest, amendment fees and certain transaction expenses were paid at closing out of the gross proceeds of the Private Placement. See Note 3 - Senior Secured Notes for discussion of the Private Placement.

On December 31, 2013, the Company entered into the Sixth Amendment to the Facility Agreement (the “Sixth Amendment”) to extend the maturity date of the Facility Agreement from January 15, 2014 to April 15, 2014.  The Sixth Amendment requires the Company to pay interest under the Facility Agreement on a monthly basis rather than on a quarterly basis.

At December 31, 2013 and 2012, the total amount drawn under the Facility Agreement was $21.0 and $25.7 million, respectively. The related accrued interest was $0.5 and $0.1 million for December 31, 2013 and 2012, respectively. The effective interest rate for the Facility Agreement is 13.2% per annum.

At December 31, 2013 and 2012, total financing costs in connection with the Facility Agreement were approximately $0.6 and $2.6 million, respectively. The costs related to the Facility Agreement were capitalized as deferred financing costs and amortized over the term of the Facility Agreement.  Amortization expense for the year ended December 31, 2013 and 2012 was $0.6 million and $2.4 million, respectively.

On March 31, 2014, the Company entered into the Extension Agreement to the Facility Agreement (the “Extension Agreement”) to extend the maturity date of the Facility Agreement from April 15, 2014 to July 15, 2014.  The Extension Agreement contains certain customary representations, warranties, releases and confirmations.

5. Transactions with Dart Energy

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

6.  Supplemental Cash Flow Information

We use the indirect method to present cash flows from operating activities. Cash paid for interest for 2013, 2012 and 2011 was $1.8 million, $1.7 million and $1.2 million, respectively.  Cash paid for income taxes for 2013, 2012 and 2011 was zero.  Other supplemental cash flow information for 2013, 2012 and 2011, is presented as follows (in thousands):

	2013	2012	2011
Non-cash transactions:
Interest paid-in-kind	$8,626	$-	$-
Amortization of deferred financing costs	1,513	2,377	253
Non-cash share-based compensation	1,140	1,052	862
Asset retirement and environmental obligation	338	20	174
Common stock issued to convert notes payable	-	-	6,800

7.  Oil and Gas Properties

All of the Company's oil and gas properties are located in the PRC.  For the year ended December 31, 2013, the Company has $90.6 million in proved oil and gas properties and $14.6 million in unproved oil and gas properties.  For the year ended 2012, the Company had $68.7 million in proved oil and gas properties and $3.4 million in unproved oil and gas properties.  The costs associated with our oil and gas properties include the following (in thousands):

	At December 31,
	2013	2012
Proved oil and gas properties	$90,613	$68,747

Unproved leasehold costs	275	275
Unproved oil and gas properties	14,311	3,128
Total unproved oil and gas properties	14,586	3,403
Accumulated depreciation, depletion and amortization	(3,865)	(2,221)

Total oil and gas properties, net	$101,334	$69,929

Unproved Leasehold Costs.  Unproved leasehold costs are composed of amounts we paid to the PRC's Ministry of Commerce of the People's Republic of China ("MofCom") and CUCBM pursuant to a PSC we entered into in 2002 with CUCBM to acquire the mineral rights in the Enhong and Laochang areas in the Yunnan Province.

Unproved Oil and Gas Properties.  Unproved oil and gas property costs include only suspended well costs which are direct exploratory well costs pending determination of whether proved reserves have been discovered. Accounting guidance regarding capitalization of suspended well costs is provided by FASB ASC Topic 932.  FASB ASC Topic 932 addresses whether there are circumstances under the successful efforts method of accounting for oil and gas producing activities that would permit the continued capitalization of exploratory well costs beyond one year, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are under way or firmly planned for the near future.  Capitalization of costs should be continued beyond one year in cases where reserves for the project are not yet proven, but the Company demonstrates sufficient continuing progress toward assessing those reserves.  For the capitalized costs at December 31, 2013, our assessment indicated that our current work programs demonstrated our efforts in making sufficient continuing progress toward assessing the reserves in the areas for which the costs were incurred. Therefore, we have continued to capitalize these costs.

The following table reflects the net changes in capitalized exploratory well costs during 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Beginning balance at January 1	$3,128	$3,726	$49,819
Additions to unevaluated exploratory well costs pending the determination of proved reserves	11,183	1,026	18,166
Reclassifications of wells, facilities, and equipment based on the determination of proved reserves	-	-	(64,259)
Reclassified to Proved Oil and Gas Properties per Shouyang Modification Agreement	-	(1,624)	-
Unevaluated exploratory well costs charged to expense	-	-	-
Ending balance at December 31	$14,311	$3,128	$3,726

At December 31, 2013, the Company had $3.1 million capitalized for exploratory wells for a period of greater than one year after the completion of drilling.

8.  Asset Retirement and Environmental Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Carrying amount at beginning of period	$840	$739
Liabilities incurred	338	20
Liabilities settled	-	-
Accretion expense	124	94
Settlement of obligation	-	(13)
Revisions	-	-
Carrying amount at end of period	$1,302	$840

Current portion	$-	$-
Noncurrent portion	$1,302	$840

9.  Other Property and Equipment

Other fixed assets, net include the following (in thousands):

	At December 31,
	2013	2012
Other fixed assets	$2,589	$2,313
Accumulated depreciation	(1,289)	(1,176)
Other fixed assets, net	$1,300	$1,137

Other fixed assets include leasehold improvements, equipment and furniture.  Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was approximately $324,000, $319,000, and $227,000, respectively. Approximately, $223,000 of fixed assets were written off during 2013 as well as $211,000 of related accumulated depreciation.  Furniture, fixtures and non-oil and natural gas property and equipment are depreciated using the straight-line method based on the estimated useful lives of the respective assets, generally ranging from three to twenty years. Leasehold improvements are amortized over the shorter of their economic lives or the lease term. Repairs and maintenance costs are expensed in the period incurred.

10.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows (in thousands):

	At December 31,
	2013	2012
Deferred tax assets:
Net operating loss	$9,623	$8,172
Depreciable assets and other	-	31
Accrued Compensation	246	26
Stock-based compensation	916	842
Total deferred tax assets	10,785	9,071
Depreciable assets and other	(8)	-
Total deferred tax liabilities	-	-
Net deferred tax assets	$10,777	$9,071

Net deferred tax assets	$10,777	$9,071
Less: valuation allowance	(10,777)	(9,071)
	$-	$-

Net operating loss, which can be carried forward for federal income tax purposes, was estimated to be approximately $28.3 million and $24.0 million at December 31, 2013 and 2012, respectively.  The management has determined that it is unlikely that the NOL will be utilized before its expiration beginning in 2016.  Accordingly, a full valuation allowance is provided to comply with the provisions of FASB ASC Topic 740, Income Taxes (“ASC 740”).

Income taxes for financial reporting purposes differed from the amounts computed by applying the statutory federal income tax rates because Bermuda has no income tax that would apply to FEEB, and because of our recording of the valuation allowance for the losses generated by us. The net increase in the valuation allowance for the year ended December 31, 2013 was $1.7 million.  The net increase in the valuation allowance for the year ended December 31, 2012 was $1.4 million.  The increase for each year was primarily attributable to the net operating losses generated.

ASC 740 prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in our Consolidated Statements of Operations and Comprehensive Loss. There were no unrecognized tax benefits as of the date of adoption.  There are no unrecognized tax benefits that if recognized would affect the tax rate for the year ended December 31, 2013.  There is no interest or penalties recognized as of the date of adoption or for the year ended December 31, 2013.

The Company files income tax returns in the U.S. Federal jurisdiction and State of Texas.  The 2010 through 2013 tax years generally remain subject to examination by federal and state tax authorities.

11.    Commitments and Contingencies

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

Shouyang Production Sharing Contract. We are the operator under the Shouyang PSC to develop the Shouyang Block in Shanxi Province. The term of the Shouyang PSC consists of an exploration period, a development period and a production period. During the exploration period, we hold a 100% participating interest in the properties, and we must bear all exploration costs for discovering and evaluating CBM-bearing areas. We have negotiated and signed multiple amendments with our Chinese partner companies to extend the exploration period under our PSCs. As provided to date, the exploration period of Area A (approximately 15,988 acres or 64.7 square kilometers) of the Shouyang PSC does not expire; while the Exploration Period of Area B (approximately 272,581 acres or 1,103.1 square kilometers) of the Shouyang PSC runs to June 30, 2016.  Pursuant to the provisions of the Fifth Modification Agreement of the Shouyang PSC, the exploration period for Area A will automatically be extended on the original expiration date of June 30, 2015, as we have submitted a report detailing CBM resources to CUCBM that reasonably complies with the Chinese CBM standards.  This report was submitted in connection with the development of an overall development plan and such report was subsequently approved and certifications were received from all requisite levels of the MLR. Additionally we relinquished 121,255 acres (approximately 490.7 square kilometers) known as Area C in June 2013.  We have agreed that we will drill at least 39 additional wells in Area B by June 30, 2016.  The Shouyang PSC expires on July 1, 2032 unless extended.

We operate approximately 288,569 acres (1,167.8 square kilometers) of the Shouyang Block. There is an approximately 15,988 acre (approximately 64.7 square kilometer) portion of the block that has recently been certified by the Chinese Ministry of Land Resources (the "MLR"), which is a step that is a necessary regulatory requirement to obtain a permanent development license. This portion of the block covers our pilot development wells located in the northern portion of the Shouyang Block (the "1H Pilot Area") and a westward extension thereof. We have a 100% participating interest (subject to a net 3.5% revenue interest held by Phillips) in this portion of the block, which contains all of the wells in the 1H Pilot Area (the area of our current CBM sales) and the planned expansion thereof. With respect to the remaining 272,581 acres (1,103.1 square kilometers), CUCBM maintains the right to elect up to a 30% participating interest upon completion of certain milestones, and we retain the remaining participating interest in the contract area, subject to the 3.5% revenue interest.

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

Under the PSCs, we have committed to satisfy certain annual minimum exploration expenditure requirements for each PSC. Our minimum exploration expenditure requirement for each block is based on the minimum exploration expenditure requirements of CUCBM established by the MLR, subject to such additional commitments as we deem reasonably necessary and appropriate in light of negotiations to extend the underlying exploration periods of the PSCs. The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by each PSC. As a result, the minimum exploration expenditure requirement for 2013 and the minimum exploration expenditure under the Shouyang PSC for each yearly period after 2013 are approximately $2.4 million and $1.9 million, respectively, based on the currency exchange rate between the U.S. Dollar to the Chinese Renminbi ("RMB") as of December 31, 2013. Any portion of the exploration expenditures that exceeds the current year's minimum exploration expenditure requirement cannot be carried forward for the satisfaction of the subsequent year's minimum requirement. Under the Shouyang PSC, we are required to pay certain fees totaling $0.5 million for the year of 2013. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits. We have completed the minimum work obligations under the Shouyang PSC. We have also met the requirement of drilling 25 wells in the non-MLR certified area by June 30, 2013 and spending at least $11.0 million.  On December 6, 2013, we extended the exploration period of the portion of the Shouyang Block identified as Area B until June 30, 2016, and agreed that we will drill at least 39 additional wells in Area B by June 30, 2016.  The aforementioned amounts are based on the currency exchange rate between the U.S. dollar and the RMB on December 31, 2013.

Under the Shouyang PSC, we are required to make the following yearly payments to our Chinese partner companies.  As indicated below, certain amounts may change from year to year.

Annual Payments	Shouyang PSC
Exploration Period
Salary and Benefit
2014	$327,095
2013	305,169

Exploration Permit Fee	114,968
Training Fee	60,000
Assistance Fee	50,000

Development & Production Period
Signature Fee (1)	150,000
Training Fee	150,000
Assistance Fee	120,000

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

The exploration period of the Qinnan PSC in Shanxi Province expired on June 30, 2009, and we cannot continue our exploration activities in the Qinnan block without an extension of the exploration period or a new PSC. We are continuing to pursue an extension of the exploration period of the Qinnan PSC, but we cannot be optimistic at this time. We believe that the underlying exploration period should be extended due to events beyond our reasonable control, namely the lengthy transfer of rights taking place from CUCBM to CNPC. At our Chinese partner company's request, we have provided certain operational and financial information to assist them in the decision making process regarding whether to recognize an extension of the exploration period in Qinnan. PetroChina has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008. We have also provided to PetroChina, at their request, our work plan for 2010 for Qinnan. In January 2011, we received a formal notice from CNPC that it has purportedly received all Chinese approvals with respect to the transfer of CUCBM's interest to it, and subsequently to its wholly owned affiliate PetroChina. CNPC also requested we execute a modification agreement to confirm PetroChina as our Chinese partner company for the Qinnan PSC. In negotiations with CUCBM and PetroChina related to this request, we have endeavored to negotiate an assignment agreement that would reflect the transfer of interest to CNPC while CNPC and PetroChina would acknowledge delays that were incurred by virtue of us not having, for an extended period of time, an official Chinese partner company that had the capacity or authority under the Qinnan PSC to work with us. Because of the inability to hold a formal joint management committee ("JMC") meeting or to have the effective involvement of our Chinese partner company, we believe that our efforts to continue CBM operations in the Qinnan block have been materially hindered. Technically, the exploration period under the Qinnan PSC expired on June 30, 2009; however, we have maintained the position that the doctrine of force majeure under the Qinnan PSC entitled us to an extension of the exploration period. We continue to discuss this situation with CUCBM and PetroChina, and as recently as January 2012, have submitted a notice of force majeure in accordance with the Qinnan PSC. There can be no assurance that we will be successful in extending the exploration period of the Qinnan PSC or that a new PSC will be granted. Additionally, in connection with obtaining this extension or a new PSC, we may be required to commit to certain expenditures or to modify the terms or respective ownership interests and/or acreage in the applicable PSC.

Under the Qinnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements. As with the Shouyang PSC, our minimum exploration expenditure requirement is based on the minimum exploration expenditure requirements of CNPC established by the MLR. The MLR sets its requirements by applying a minimum expenditure per square kilometer to the total acreage encompassed by each PSC. The annual minimum exploration expenditure requirement under the Qinnan PSC is approximately $3.8 million in the aggregate based on the currency exchange rate between the U.S. Dollar and the RMB as of December 31, 2013. These expenditure requirements are denominated in the RMB and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the RMB. Because the stated expiration date for the exploration period for the Qinnan PSC occurred on June 30, 2009, and we have not yet received an extension, we have halted activities associated with the Qinnan block pending receipt of the requested extension.  Accordingly, we ceased to accrue for the $0.4 million annual fees effective January 1, 2013. We believe the $1.9 million amount accrued is sufficient to cover any obligation related to the fees should the extension be granted.

Yunnan Production Sharing Contract. On January 25, 2002, we entered into a PSC to develop two areas in Yunnan Province: (1) the Enhong area, which covers approximately 145,198 acres (587.6 square kilometers), and (2) the Laochang area, which covers approximately 119,327 acres (482.9 square kilometers)( the "Yunnan PSC"). FEEB is the operator under the Yunnan PSC. The term of the Yunnan PSC consists of an exploration period, a development period and a production period. The exploration period is divided into two phases, Phase I and Phase II. We have completed Phase I and are operating in Phase II. During the fourth quarter of 2011, we signed a modification agreement to the Yunnan PSC, which was approved by MofCom on June 15, 2012 and extended the exploration period until December 31, 2013, in exchange for allowing CUCBM to proceed at its sole risk with a 100% participating interest in the 145,198 acres (587.6 square kilometers) in the Enhong part of the Yunnan PSC contract area (hence, our interest in the Yunnan PSC now comprises the Laochang area only, and is called the Laochang Block). The exploration period expired on December 31, 2013 and was not amended or extended. Following expiration of the exploration period, we had the right to elect to continue the process of trying to convert portions of the Laochang Area into MLR certified areas in order to transition these areas into the process for a long-term development license and the development period for certain areas. Any acreage that was not at or past the stage of submittal of a technical report to CUCBM that reasonably met the criteria for MLR certification would be relinquished unless the parties otherwise agree.  We have been evaluating this acreage with a minimal exploratory drilling program, and while we believe the acreage to have potential, we have chosen to focus our capital and resources upon the high permeability/high gas content acreage in Shouyang.  The Company and CUCBM have begun discussions that will likely result in the relinquishment of all of the Yunnan acreage covered by the PSC.  The Company expects that any such relinquishment of the PSC will be formalized during the second quarter of 2014.

Under the Yunnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements. Our minimum exploration expenditure requirements for the blocks subject to the Yunnan PSC are based our negotiated agreement to extend the Yunnan PSC exploration period. We are currently obligated to drill a total of eight wells during the entire exploration period, as extended, spending at least $0.8 million (4,850,000 RMB) per year based on the current exchange rate between the U.S. Dollar and the RMB as of December 31, 2013. Under applicable MLR rules for minimum expenditure requirements, the annual minimum exploration expenditure requirement for the Yunnan PSC was approximately $1.8 million per year before the modification but reduced to $0.8 million per year with relinquishment of acreage, based on the currency exchange rate between the U.S. Dollar and the RMB as of December 31, 2013. As we had previously drilled five wells in the Laochang region during Phase II of the Yunnan exploration period, we were only obligated to drill an additional three wells before December 31, 2013 to satisfy the minimum work commitment.  To date, these three wells have not been drilled and we do not at this time intend to drill them.  The Company and CUCBM have begun discussions that will likely result in the relinquishment of all of the Yunnan acreage covered by the PSC.  The Company expects that any such relinquishment of the PSC will be formalized during the second quarter of 2014.

These requirements are denominated in RMB and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the RMB. The MLR minimum expenditure requirements are a significant factor that influences our exploration work program. Under the Yunnan PSC, we were required to pay certain fees totaling $0.5 million for the year of 2013. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits. Based on the Yunnan modification agreement, the unfulfilled exploration work commitment will be added to the minimum exploration work commitment for the following year. If we terminate the Yunnan PSC and there exists an unfulfilled balance of the minimum exploration work commitment, we may be required to pay the balance to CUCBM.

Under the PSCs, we are required to make the following yearly payments to our Chinese partner companies.

Annual Payments	Yunnan PSC
Exploration Period
Salary and Benefit
2014	$316,245
2013	298,344

Exploration Permit Fee	38,329
Training Fee	45,000
Assistance Fee	45,000

Development & Production Period
Training Fee	80,000
Assistance Fee	80,000

Minimum Commitments.  At December 31, 2013, total minimum commitments from long-term non-cancelable operating leases and other purchase obligations are as follows (in thousands):

Amount
2014	$95,286
2015 - 2016	2,969
2017 - 2018	-
2019 and beyond	1,302
Total minimum commitments	$99,557

12.  Employee Savings Plan

At December 31, 2013, we maintained a defined contribution plan covering all of our U.S. employees. Employees participating in the plan may select from several investment options. We match the participant's contribution up to a maximum of four percent of the participant's salary. The amounts contributed by the participants and us vest immediately. We expensed $65,000, $74,000, and $68,000 under this plan for 2013, 2012 and 2011, respectively.

13.   Share-Based Compensation

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

During the first six months of 2013, we awarded options to purchase up to 3,610,000 shares of our common stock and 1,604,000 nonvested shares under the 2005 Plan to employees and members of the board of directors; and options to purchase up to 325,000 shares of our common stock and 110,000 nonvested shares outside the 2005 Plan to consultants.  As of December 31, 2013, we had 8,612,700 shares available for awards under the 2005 Plan, of which 328,533 shares could be issued as nonvested shares or other full-valued stock-based awards.

The following table summarizes share based compensation costs recognized under ASC 718 for 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
General and administrative	$971	$900	$691
Exploration costs	169	152	171
Tax benefit	-	-	-
Total share-based compensation costs, net of tax	$1,140	$1,052	$862

We utilized certain assumptions in determining the fair value of options using the Black-Scholes option pricing model.  Expected volatility is based upon historical volatility.  The risk-free interest rate is based on observed U.S. Treasury rates at date of grant, appropriate for the expected lives of the options.

Compensation expenses for the stock option grants determined under ASC 718 for 2013 and 2012 were calculated using the Black-Scholes option pricing model with the following assumptions:

	2013	2012
Dividend yield	0%	0%
Expected volatility	97%	89%
Risk-free interest rate	0.9%	0.9%
Expected life of options (years)	6	6
Weighted average fair value per share at grant date	$0.08	$0.24

No options were exercised during 2013 or 2012.

The aggregate intrinsic value for options outstanding and options exercisable at December 31, 2013 is $162,000 and $41,000, respectively.  The weighted average remaining life for the outstanding options is 5.7 years.  A summary of options outstanding as of December 31, 2013 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.06 to $0.45	6,146,000	8.22	$0.17	2,948,083	$0.29
$0.46 to $0.70	3,733,166	5.74	0.63	2,671,500	0.65
$0.71 to $0.99	633,000	3.38	0.82	633,000	0.82
$1.00 to $1.99	350,000	3.52	1.07	350,000	1.07
$2.00 to $2.37	2,695,000	0.81	2.01	2,695,000	2.01
	13,557,166	5.71	0.72	9,297,583	0.95

The following table summarizes activity in shares of nonvested stock for 2013 (shares in thousands):

	Nonvested Shares	Weighted Average Fair Value Per Share	Vest Date Fair Value
Outstanding at January 1, 2013	3,949	$0.40
Granted	1,714	0.10
Vested	(1,898)	0.34	$205
Forfeited	(328)	0.39
Withheld for Taxes	(93)	0.35
Outstanding at December 31, 2013	3,344	$0.27

The fair value of restricted stock that vested during the years ended December 31, 2013, 2012, and 2011 was approximately $205,000, $263,000, and $169,000, respectively, based on the closing prices on the dates of vesting.  At December 31, 2013, we had approximately $0.6 million in total unrecognized compensation cost related to share-based compensation, of which $0.4 million was related to shares of nonvested stock grants and was recorded in unearned compensation on our consolidated balance sheets.  This cost is expected to be recognized over a weighted average period of 1.5 years at December 31, 2013.

14.  Stockholders' Equity

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

Issuances of Common Stock and Warrants and Debt Issuance.  The table below summarizes placements of our shares of common stock and warrants and debt issuance for the three-year period ended December 31, 2013:

	Shares		Proceeds		Warrants
	Common Stock	Warrant	Gross	Net	Amount	Exer. Price	Expiration
2011 (1)	49,196,388	-	$17,527,500	$16,696,009	-	-	-
2012 (2)	-	-	-	-	-	-	-
2013 (3)	-	57,586,439	60,000,000	52,008,510	57,586,439	$0.085	Dec. 2017

(1)	In February 2011, Dart Energy exercised its right to exchange a total of $6.8 million in principal amount under the Exchangeable Note (referenced in footnote 2 of this table) for 14,315,789 shares of common stock. A registered offering was closed in March 2011 for shares of common stock.

(2)	The Company did not issue any common stock or warrants during the year ended December 31, 2012.

(3)	On January 14, 2013, the Company entered into the Securities Purchase Agreement to issue the Notes and Warrants for $60.0 million of gross proceeds in the Private Placement. The Warrants provide the holders the right to purchase up to 56,086,439 shares of FEEC common stock at an exercise price of $0.085 per share. The Warrants will expire on December 31, 2017.

Basic and Diluted Shares Outstanding.  Our basic and diluted numbers of shares common stock outstanding in each of the three years presented were the same because we had net losses.  There were (1)13,557,166, 11,148,833, and 10,523,833 options as of December 31, 2013, 2012 and 2011, respectively; and (2)67,161,513, 17,975,074, and 21,994,982 warrants as of December 31, 2013, 2012 and 2011, respectively.

Resale Restrictions.  On December 31, 2013, we had 346,078,509 shares of common stock outstanding, of which 6,156,161 shares, or 1.8%, were subject to resale restrictions.

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

Warrants.  The following table summarizes warrant transactions for the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
Outstanding at beginning of year	17,975,074	21,994,982	21,994,982
Issued related to current year's share placements	57,586,439	-	-
Exercised	-	-	-
Expired	(8,400,000)	(4,019,908)	-
Outstanding at end of year (1)	67,161,513	17,975,074	21,994,982

(1)	The same amount of shares of our common stock authorized was reserved for the exercise of the warrants.

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

As of December 31, 2013, we had 8,612,700 shares available for awards under the 2005 Plan, of which 328,533 shares could be issued as nonvested shares or other full-valued stock-based awards.

The weighted average remaining life of options exercisable at the end of the year is 4.36 years.  The following table summarizes stock option transactions for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	11,148,833	$0.95	10,523,833	$1.04	9,075,500	$1.18
Granted	3,935,000	0.10	1,120,000	0.33	2,035,000	0.58
Exercised	-	-	-	-	-	-
Canceled	(168,333)	0.28	(435,000)	1.45	(400,000)	2.28
Forfeited	(58,334)	0.58	-	-	(186,667)	0.52
Expired	(1,300,000)	0.90	(60,000)	0.65	-	-
Outstanding at end of year	13,557,166	0.72	11,148,833	0.95	10,523,833	1.04

Options exercisable at end of year	9,297,583	0.95	8,788,833	1.08	8,243,500	1.17

15.  Subsequent Events

On March 31, 2014, the Company entered into the Extension Agreement to the Facility Agreement to extend the maturity date of the Facility Agreement from April 15, 2014 to July 15, 2014.  The Extension Agreement contains certain customary representations, warranties, releases and confirmations.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Oil and Gas Reserve Information (Unaudited)

1. Modernization of Oil and Natural Gas Reporting Requirements

The reserve estimates as of December 31, 2013 presented herein were made in accordance with oil and gas reserve estimation and disclosure authoritative accounting guidance issued by the Financial Accounting Standards Board. This guidance was issued to align the accounting oil and gas reserve estimation and disclosure requirements with the requirements in the SEC’s “Modernization of Oil and Gas Reporting” rule, which was also effective for annual reports for fiscal years ending on or after December 31, 2009.

The above-mentioned rules include updated definitions of proved oil and gas reserves, proved undeveloped oil and gas reserves, oil and gas producing activities, and other terms used in estimating proved oil and gas reserves. Proved oil and gas reserves as of December 31, 2013 were calculated based on the gas price of US$8.89 per Mcf  in accordance with the Gas Sales Agreement and Chinese government subsidies. The US dollar price is based on the contract price received, relevant subsidies and the average of the US dollar-RMB exchange rate on the first day of each month in 2013.  This average price is also used in calculating the aggregate amount and changes in future cash inflows related to the standardized measure of discounted future cash flows. Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. The authoritative guidance broadened the types of technologies that a company may use to establish reserve estimates and also broadened the definition of oil and gas producing activities to include the extraction of non-traditional resources, including bitumen extracted from oil sands as well as oil and gas extracted from shales.

2. Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

Costs incurred in the acquisition and development of oil and gas assets are presented below for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Property acquisition costs:
Proved	$-	$-	$-
Unproved	-	-	-
Exploration	4,968	5,604	5,967
Development costs (1)	14,005	8,253	16,878
Total costs incurred	$18,973	$13,857	$22,845

(1) Includes Asset Retirement Costs of $338,000, $20,000 and $174,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

3.  Capitalized Oil and Gas Costs

Aggregate capitalized costs related to oil and gas production activities with applicable accumulated depreciation, depletion, amortization and impairment are presented below as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Capitalized costs:
Proved properties	$90,613	$68,747
Unproved properties	14,586	3,403
Less: accumulated depreciation, depletion, amortization and impairment	(3,865)	(2,221)
Net capitalized costs	$101,334	$69,929

 Unproved properties, which are not subject to amortization, are not significant and consist of lease acquisition costs.

4. Proved Oil and Gas Reserves

An analysis of the change in estimated quantities of oil and gas reserves, all of which are located within China, for the year ended December 31, 2013, is as follows:

	Year Ended December 31, 2013
	Gas (MMcf)	Oil (MBbls)	NGL (MBbls)	Total (MMcfE)

Proved developed and undeveloped reserves, net:
Beginning of year	51,308	-	-	51,308
Revisions of previous estimates	785	-	-	785
Extensions, discoveries and other additions	15,745	-	-	15,745
Divestitures of reserves	-	-	-	-
Purchases of minerals in place	-	-	-	-
Production	(337)	-	-	(337)
End of year	67,501	-	-	67,501

Proved developed reserves, net:
Beginning of year	9,739	-	-	9,739
End of year	13,993	-	-	13,993
Proved undeveloped reserves, net:
Beginning of year	41,568	-	-	41,568
End of year	53,507	-	-	53,507

The gas price used is US$8.89 per Mcf in accordance with the Gas Sales Agreement and Chinese Government subsidies. The US dollar price is based on the contract price received, relevant subsidies and the average of the US dollar-RMB exchange rate on the first day of each month in 2013.  As a result of ongoing drilling and completion activities during 2013, the Company reported extensions, discoveries, and other additions of 15,745 MMcf.

At December 31, 2013, our estimated proved undeveloped (PUD) reserves were approximately 53.5 Bcf, a 11.9 Bcf net increase over the previous year's estimate of 41.6 Bcf. The increase is largely due to extensions related to the development of new locations totaling 12.9 Bcf of undeveloped reserves. As of December 31, 2013, 100% of our PUD reserves are less than five years old. The following details the changes in proved undeveloped reserves for 2013 (MMcf):

Beginning proved undeveloped reserves, beginning of year	41,568
Undeveloped reserves transferred to develpoed	(4,939)
Revisions	4,000
Purchases	-
Divestitures	-
Extensions and discoveries	12,878
Ending proved undeveloped reserves, end of year	53,507

A variety of technologies were used to estimate the proved reserves. The principal methodologies employed are decline curve analysis, numerical and analytical material balance models that have been historically matched to producing wells, analysis of coal thickness, density and depth from drilling and wire line log evaluation, echometer and down hole pressure sensors to estimate the reservoir pressure from water levels in pumping wells, gas content measurements from desorption and adsorption tests performed on core samples of coal taken from wells drilled in the field, permeability estimates from transient well test analysis carried out on wells drilled in the field and analogue performance from wells within the field. Seismic data use was limited to identifying structural trends and regional dips, but was not used to predict the presence, continuity or thickness of the reservoir.

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

The estimates of future cash flows and future production and development costs as of December 31, 2013 are based on the average price received and US dollar-RMB exchange rate on the first day of each month in 2013. Estimated future production of proved reserves and estimated future production and development costs of proved reserves are based on current costs and economic conditions. Future income tax expenses are computed using the appropriate year-end statutory tax rates applied to the future pretax net cash flows from proved oil and natural gas reserves, less the tax basis of the Company. All wellhead prices are held flat over the forecast period for all reserve categories. The estimated future net cash flows are then discounted at a rate of 10%.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows at December 31, 2013 (in thousands):

	2013	2012	2011

Future cash inflows	$633,400	$348,900	$351,862
Future production costs	(169,520)	(117,240)	(114,868)
Future development costs	(120,330)	(98,870)	(76,844)
Future income tax expenses	(40,186)	-	(10,024)
Future net cash flows	303,364	132,790	150,126
10% discount for estimated timing of cash flows	(151,544)	(92,390)	(87,562)
Standardized measure of discounted future net cash flows	$151,820	$40,400	$62,564

Standardized measure of discounted future net cash flows, beginning of year	$40,400	$62,564	$-
Changes in the year resulting from:
Sales, less production costs	4,317	3,910	3,295
Revisions of previous quantity estimates	1,945	(3,496)	-
Extensions, discoveries and other additions	55,241	-	65,407
Net change in prices and production costs	66,852	(13,788)	-
Changes in estimated future development costs	(16,594)	(19,641)	-
Previously estimated development costs incurred during the period	15,973	-	-
Purchases of minerals in place	-	-	-
Accretion of discount	4,040	6,541	-
Divestiture of Reserves	-	-	-
Net change in income taxes	(15,510)	2,843	(2,843)
Timing differences and other	(4,844)	1,467	(3,295)
Standardized measure of discounted future net cash flows, end of year	$151,820	$40,400	$62,564

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Quarterly Financial Information (In Thousands, Except Per Share Data):

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
2013
Revenues	$433	$268	$400	$485	$1,586
Total expenses	5,863	5,193	5,583	6,376	23,015
Net loss	(8,167)	(8,044)	(8,414)	(9,385)	(34,010)

Basic and diluted
- Earnings per share	$(0.02)	$(0.02)	$(0.02)	$(0.04)	$(0.10)
- Weighted average shares outstanding	345,835	346,204	346,079	346,079	346,050
2012
Revenues	$297	$352	$505	$490	$1,644
Total expenses	6,214	5,725	6,710	5,408	24,057
Net loss	(7,038)	(6,483)	(7,463)	(6,176)	(27,160)

Basic and diluted
- Earnings per share	$(0.02)	$(0.02)	$(0.02)	$(0.02)	$(0.08)
- Weighted average shares outstanding	343,972	344,641	344,786	344,786	344,547

SCHEDULE II

FAR EAST ENERGY CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2013, 2012 and 2011
(In thousands)

		Additions	Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Cost and	to Other		End
Description	of Period	Expense	Accounts	Deductions	of Period
2013 deferred tax valuation allowance	$9,071	$1,706	$-	$-	$10,777
2012 deferred tax valuation allowance	7,859	1,212	-	-	9,071
2011 deferred tax valuation allowance	5,013	2,846	-	-	7,859

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management's Report on Internal Control over Financial Reporting

Management's report on internal control over financial reporting as of December 31, 2013 is included on page 61 of this report. Additionally, our independent registered public accounting firm, JonesBaggett LLP, that audited our consolidated financial statements included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2013, which is included on page 63 of this report.

Changes in Internal Controls

In connection with the evaluation described above, our management, including our Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 31, 2014, the Company and FEEB entered into the Extension Agreement to the Facility Agreement (the “Extension Agreement”) to, among other things, extend the maturity date of the Facility Agreement from April 15, 2014 to July 15, 2014.  The Extension Agreement contains certain customary representations, warranties, releases and confirmations.

The foregoing description of the Extension Agreement does not purport to be complete and is qualified in its entirety by reference to the Extension Agreement attached hereto as Exhibit 10.79 and to the Facility Agreement attached as Exhibit 10.1 to the Form 8-K filed on December 2, 2011, the first amendment thereto attached as Exhibit 10.1 to the Form 8-K filed on May 25, 2012, the second amendment thereto attached as Exhibit 10.1 to the Form 8-K filed on November 28, 2012, the third amendment thereto attached as Exhibit 10.1 to the Form 8-K filed on December 20, 2012, the fourth amendment thereto attached as Exhibit 10.3 to the Form 8-K filed on January 18, 2013, the fifth amendment thereto attached as Exhibit 10.4 to the Form 8-K filed on January 18, 2013, and the sixth amendment thereto attached as Exhibit 10.1 to the Form 8-K filed on December 31, 2013, which are each incorporated by reference herein.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANC

Information regarding Section 16(a) compliance, the Audit Committee, background of the directors and director nominations appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee,” and “Executive Officers and Directors” in the Company’s Proxy Statement for the 2013 annual meeting of stockholders is hereby incorporated by reference.

Information regarding executive officers is included in Part I of this Form 10-K under the caption “Executive Officers of the Company.”  In February 2014, Lucian L. Morrison, one of the Company’s directors, Chairman of the Company’s Compensation Committee and a member of the Company’s audit committee, passed away.

Code of Ethics

We have adopted a code of ethics entitled “Code of Business Conduct,” which applies to all of our employees, including our chief executive officer and chief financial officer.  The full text of our Code of Business Conduct is published on our website, at www.fareastenergy.com, under the “About FEEC” caption.  We intend to disclose future amendments to, or waivers from, certain provisions of this code on our website within four business days following the date of such amendment or waiver.  Information contained on the website is not part of this report.

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

Equity Compensation Plan Information

The following table provides information regarding the equity compensation plans as of December 31, 2013.

Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a)) (c)
Plans approved by security holders	9,949,166	$0.48	8,612,700
Plans not approved by security holders
- Inducement awards (1)	968,000	0.67	-
- Investor Relations Consultant	600,000	0.57	-
- IRS 409A related grants (2)	300,000	2.09	-
- Prior to adoption of the 2005 Plan (3)	1,740,000	2.00	-
Total	13,557,166	0.72	8,612,700

(1)	We awarded as inducement grants options to purchase shares of common stock to new board members and new employees outside the 2005 Plan. The grants carried a term of ten years.

(2)	We granted options to purchase shares of common stock in December 2007 which were replacements for options cancelled due to potential adverse tax consequences to the holders of the cancelled options under Section 409A of the Internal Revenue Code. The cancelled options had been granted prior to adoption of the 2005 Plan. The replacement stock options have a five year term, and exercise price of $2.09 per share.

(3)	We granted options to purchase shares of common stock prior to the adoption of the 2005 Plan, which are evidenced by individual stock option agreements. The options were granted to officers, directors and consultants and have a ten year term and an exercise price of $2.00 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(a)      The following documents are filed as part of this report:

1.       Financial Statements.

Our consolidated financial statements are included in Part II, Item 8 of this report:

2.      Financial statement schedules and supplementary information required to be submitted.

Schedule II — Valuation and qualifying accounts.	92

Schedules other than that listed above are omitted because they are not applicable.

3.	Exhibits

A list of the exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index beginning on page 98 of this report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2014.

FAR EAST ENERGY CORPORATION

By:	/s/ Michael R. McElwrath
Michael R. McElwrath
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities with Far East Energy Corporation indicated and on March 31, 2014.

	Signature	Title	Date

	/s/ Michael R. McElwrath	Chief Executive Officer,	March 31, 2014
	(Michael R. McElwrath)	President and Director (Principal Executive Officer)

	/s/ Jennifer D. Whitley	Chief Financial Officer	March 31, 2014
	(Jennifer D. Whitley)	(Principal Financial Officer and Principal Accounting Officer)

	* Donald A. Juckett	Chairman of the Board	March 31, 2014
(Donald A. Juckett)

	* William A. Anderson	Director	March 31, 2014
(William A. Anderson)

	* C. P. Chiang	Director	March 31, 2014
(C. P. Chiang)

	* Thomas E. Williams	Director	March 31, 2014
(Thomas E. Williams)

	* John C. Mihm	Director	March 31, 2014
(John C. Mihm)

*	By: /s/ Jennifer D. Whitley		March 31, 2014
(Jennifer D. Whitley)
(Attorney-in-fact for persons indicated)

INDEX OF EXHIBITS

Exhibit Number	Description
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

4.15
Warrant Agreement, dated May 15, 2013 but effective as of January 15, 2013, between Far East Energy Corporation and Continental Stock Transfer and Trust Company, as warrant agent (including form of warrant) (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 7, 2013 (SEC File No. 000-32455)).

4.16
Registration Rights Agreement, dated May 15, 2013 but effective as of January 15, 2013, between Far East Energy Corporation and Knight Capital Americas, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 7, 2013 (SEC File No. 000-32455)).

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

10.12*	Far East Energy Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A filed on September 9, 2011 (SEC File No. 000-32455)).
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

10.75
Amended and Restated Employment Agreement dated May 20, 2013 between Far East Energy Corporation and Jennifer D. Whitley (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2013, and incorporated herein by reference).

10.76
Second Amendment to Amended and Restated Employment Agreement, dated September 9, 2013, between Far East Energy Corporation and Michael R. McElwrath (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2013, and incorporated herein by reference).

10.77
First Amendment to Amended and Restated Employment Agreement, dated September 9, 2013, between Far East Energy Corporation and Jennifer D. Whitley (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2013, and incorporated herein by reference).

10.78
Sixth Amendment to the Facility Agreement, dated December 31, 2013, among Far East Energy (Bermuda), Ltd., Far East Energy Corporation and Standard Chartered Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 31, 2013, and incorporated herein by reference).

10.79†	Extension Agreement to the Facility Agreement, dated March 31, 2014, among Far East Energy (Bermuda), Ltd., Far East Energy Corporation and Standard Chartered Bank.
21.1†	List of Subsidiaries of the Company.
23.1†	Consent of JonesBaggett LLP.
23.2†	Consent of Resource Investment Strategy Consultants.
24.1†	Powers of Attorney.
31.1†	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
32.2††	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
99.1†	Shouyang US SEC Reserves Report, dated as March 14, 2014, prepared by Resources Investment Strategy Consultants.
101.INS	XBRL Instant Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement.
†	Filed herewith
††    Furnished herewith