Form 10-K/A
period 2013-12-31
FAR EAST ENERGY CORP
filed 2014-04-30
CIK 1124024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer"and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☑

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

The number of shares of common stock, par value $0.001 per share, outstanding as of April 24, 2014 was 346,329,370.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K (the “Annual Report”) of Far East Energy Corporation (the “Company”) for the fiscal year ended December 31, 2013 (the “Original Filing”), originally filed on March 31, 2014.  We are filing this Amendment to include the information required by Part III of the Annual Report and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of the Company’s fiscal year ended December 31, 2013.  In addition, we are amending the Exhibit Index to the Original Filing to include Exhibit 4.14, which was inadvertently omitted.  We are also amending each of Exhibits 10.75, 10.76 and 10.77 to designate it as a management contract or compensatory plan or arrangement and each of Exhibits 101.INS, 101.SCH, 101.CAL, 101.LAB, 101.PRE and 101.DEF to designate it as an exhibit filed with the Original Filing.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment currently dated certifications under Section 302 of the Sarbanes-Oxley Act of 2002.  Accordingly, Item 15 of Part IV has been amended to reflect the foregoing changes to the Exhibit Index to the Original Filing as well as the filing of these currently dated certifications.

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

Executive Officers and Board of Directors

The table below sets forth the names and ages of each of the members of our board of directors (the “Board”) and our executive officers, as well as the positions and offices held by such persons. A summary of the background and experience of each of these individuals is set forth after the table.  In February 2014, Lucian L. Morrison, one of the Company’s directors, Chairman of the Company’s Compensation Committee, and a member of the Company’s audit committee, passed away.

Name	Age	Position
Donald A. Juckett	69	Chairman of the Board
Michael R. McElwrath	62	President, Chief Executive Officer and Director
William A. Anderson	74	Director
C. P. Chiang	71	Director
John C. Mihm	71	Director
Thomas E. Williams	61	Director
Jennifer D. Whitley	39	Chief Financial Officer

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

Michael R. McElwrath has served as the Company’s President and Chief Executive Officer since October 2003. He became a director in October 2003 and served as Chairman of the Board from October 2003 until January 2005. Mr. McElwrath also served as Secretary and Treasurer from October 2003 until March 2005. Mr. McElwrath has worked in or with the energy industry for over 35 years.  He was employed as Vice President of Hudson Highland (formerly known as TMP Worldwide, a parent company of Monster.com), an executive search firm, from 1999 until joining the Company in October 2003. He also served as Acting Assistant Secretary of Energy in the George H.W. Bush (41st President of the United States) Administration, Director of the National Institute for Petroleum and Energy Research, Director of British Petroleum’s outsourced exploration and production lab for the Americas and Deputy Assistant Secretary for Policy for the U.S. Department of Interior in the Reagan Administration. Prior to joining the Reagan Administration, Mr. McElwrath practiced oil and gas and corporate law for approximately ten years. Mr. McElwrath holds a J.D. from the University of Texas School of Law, as well as a B.A. from the Plan II Honors Program at the University of Texas. He is also a member of the Society of Petroleum Engineers (“SPE”), the Independent Petroleum Association of America (“IPAA”), the Texas Independent Producers and Royalty Owners Association, the Research Partnership to Secure Energy for America (“RPSEA”), the World Affairs Council, and the National Association of Corporate Directors.

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

Jennifer D. Whitley was appointed as the Company’s Chief Financial Officer on May 10, 2013 and performs the duties of the principal financial officer and principal accounting officer of the Company.  Ms. Whitley served as the Company’s interim Chief Financial Officer from February 18, 2013 to May 10, 2013.  Previously, Ms. Whitley served as Director of Finance of the Company.  Prior to joining the Company, Ms. Whitley served as the Chief Financial Officer of Zero Emission Energy Plants Ltd, a mid-stream international energy company focused in Louisiana and China, from 2008 to 2010.  From 2006 to 2008, Ms. Whitley served as the Finance Director of Global Energy Development PLC where she was responsible for management of financial and legal matters, information technology, administration, and public company reporting on the London Stock  Exchange for the company’s international oil exploration and production operations. Previously, Ms. Whitley worked at Harken Energy Corporation and on the audit staff of Ernst & Young LLP. Ms. Whitley serves on the board of Zero Emission Energy Plants Ltd, as well as the board of the Houston Chapter of Financial Executives International.  Ms. Whitley is a graduate of Abilene Christian University and a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”).  Officers, directors and greater than ten percent stockholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us, we believe that all filing requirements applicable to our officers, directors and greater than ten percent stockholders for the year ended December 31, 2013 have been satisfied in a timely manner.

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

William A. Anderson is the chairman of the Audit Committee and the other members of the Audit Committee are John Mihm and Thomas E. Williams.  The Board has determined that each member of the Audit Committee is independent within the meaning of the NYSE MKT Company Guide and satisfies the NYSE MKT listing standards’ financial sophistication requirements.  The Board has determined that William A. Anderson is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K.  The Board of Directors has adopted a written charter for the Audit Committee, and a current copy of the charter is available on our website at www.fareastenergy.com under the “Investor Relations” caption.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

Lucian Morrison, Donald A. Juckett and William A. Anderson served on the Compensation Committee during the 2013 fiscal year. In February 2014, Mr. Morrison, Chairman of the Compensation Committee, passed away.  We expect the remaining members of the Compensation Committee, Mssrs. Juckett and Anderson, will continue to be the only members of the Compensation Committee.  None of our directors or executive officers has a relationship with us or any other company that the SEC defines as a compensation committee interlock or insider participation that should be disclosed to stockholders.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis below with management, and based on reviews and discussions, the Compensation Committee recommended to the Board that it be included in this report and in our 2014 Proxy Statement.

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

The Compensation Committee uses information supplied by various sources, which can include information provided by Company management and outside compensation consultants, to assist it in determining compensation for our executive officers. Management’s role is primarily to provide information relevant to performance measurement of the Company and our executives. At the request of the Compensation Committee, our Chief Executive Officer provides informal evaluations of the performance of the named executive officers that report directly to him and may make recommendations as to base compensation and performance awards for these individuals. Additionally, our Chief Executive Officer works with the Compensation Committee in determining appropriate criteria for evaluating individual and Company performance. Due to the small size of our company, the Compensation Committee is able to make or specifically approve virtually all decisions regarding executive compensation and, therefore, the delegation of the Compensation Committee’s authority in this regard is very limited.

Compensation Philosophy and Objectives

In setting overall total compensation for executive officers, the Compensation Committee strives to achieve and balance the following objectives:

☐	hiring and retaining executive officers with the background and skills to help achieve the Company’s objectives, including maintenance of key relationships with our Chinese partners;

☐	aligning the goals of executive officers with those of the stockholders and the Company;

☐	motivating executive officers to achieve the Company’s short, medium and long-term strategic goals;

☐	conserving cash by setting compensation levels consistent with market conditions and taking into consideration the Company’s financial condition; and

☐	providing sufficient ongoing cash compensation to retain executives in a competitive marketplace.

The philosophy we use in setting compensation levels and structures is based on the following principles:

☐	compensation for our executive officers should be strongly linked to strategic and operational performance;

☐	compensation should consist of an increasingly higher percentage of compensation that is at risk and subject to performance-based awards as an executive officer’s range of responsibility and ability to influence the Company’s results increases;

☐	compensation should be fair and competitive in relation to the marketplace and our financial condition;

☐	employment retention incentives should be used when necessary to equalize our employment opportunities with those of more mature companies;

☐	sense of ownership and long-term perspective should be reaffirmed through our compensation structure; and

☐	outstanding achievement should be recognized.

Setting Executive Compensation

The Compensation Committee annually reviews and approves the base salaries, bonuses and equity awards of our executive officers. During 2013, our executive officers consisted of:

Name	Position
Michael R. McElwrath	President, Chief Executive Officer and Director

Jennifer D. Whitley (1)	Chief Financial Officer

Bruce N. Huff (1)	Former Chief Financial Officer

(1)    On February 18, 2013, Mr. Huff went on a leave of absence for health reasons. During his medical leave of absence, Ms. Whitley, then Director of Finance of the Company, served as the Company’s interim Chief Financial Officer.  On May 7, 2013, Mr. Huff notified the Company that he was resigning as the Company’s Chief Financial Officer.  On May 10, 2013, the Board appointed Ms. Whitley as Chief Financial Officer of the Company.

We use a combination of compensation elements in our executive compensation program, including:

☐	salaries;

☐	cash retention bonuses;

☐	cash incentive bonuses;

☐	equity awards;

☐	post-termination compensation; and

☐	benefits.

Salaries and bonuses are our primary forms of cash compensation. We attempt to provide a reasonable amount of cash compensation to our employees to retain their executive talent in a competitive marketplace. We provide short-term incentives by awarding annual cash bonuses determined by the Compensation Committee on a discretionary basis. The bonuses reward achievement of short-term goals and allow us to recognize individual and team achievements. The cash portion of our compensation structure consists of a higher percentage of salary as compared to bonus. Cash incentive bonuses and equity awards are our two forms of performance-based compensation.

We provide long-term incentives through equity awards, which have consisted of stock options and awards of restricted stock that vest over time. Equity awards are a non-cash form of compensation. We believe equity awards are an effective way for us to reward achievement of long-term goals, conserve cash resources and align the interests of our executives with those of the Company’s stockholders. Options become valuable only as long-term goals are achieved and our stock price rises, providing our executive officers with a personal stake in the performance of the Company’s equity even before vesting. Similarly, restricted stock awards that vest over time reward increases in our stock price while also providing a retention incentive to foster a sense of ownership even in a negative stock market environment. In most years, a significant percentage of the total compensation paid to our executive officers consists of equity awards because we believe this is consistent with our philosophy of paying for performance and requiring more compensation to be at risk for executive officers, who typically have a broad range of responsibility and an increased ability to influence the Company’s results.

Our executive officers have also entered into employment agreements that have defined termination benefits, which we believe, in part, compensates for the potentially lower annual salary paid by the Company as compared to more mature companies, thereby allowing our executive officers to focus on achieving the Company’s strategic goals and creating shareholder value. Our employment agreements as well as our equity awards generally provide compensation to our executive officers if they are terminated within 24 months of a change in control of the Company, which helps encourage our executives to devote a maximum amount of their time and energies to the Company through a change of control and beyond, while compensating them for the reduction in job security during a period of transition. The competitive compensation and the employment agreements foster an environment of relative security within which we believe our executives will be able to focus on achieving Company goals. For further discussion of the employment agreements with our executive officers, see “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table – Employment Agreements with Named Executive Officers.”

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

Generally, equity awards for executive officers have historically constituted a larger percentage of total compensation. During 2013, the Company granted restricted stock to executive officers. For further information, see “2013 Summary Compensation Table,” “Grants of Plan-Based Awards in 2013” and “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table.”

Decisions regarding salary increases, bonus awards and equity awards are ultimately at the discretion of the Compensation Committee. However, in making these decisions, the Compensation Committee considers the achievements of the Company in the previous fiscal year, such as successful capital raises to provide funding for the Company’s ongoing activities, the establishment of reserves, the maintenance of critical relationships with our Chinese partners and financial institutions, achievements in our exploration efforts, the successful negotiation of critical commercial documents such as PSC modification agreements and gas sales agreements, the progress toward commercial gas production and revenues, and reasonable management of expenditures.

In addition to the Company’s achievements, the Compensation Committee reviews the accomplishments and performance of the individual executive officers. For 2013, in reviewing the Company and individual performance and as part of the determination of compensation, the Compensation Committee considered, among other things, the Company and individual performance factors described below.

During its review of the 2013 performance criteria, the Compensation Committee evaluated the individual executive officers based on Company performance factors as well as on individual performance factors and other considerations. The Compensation Committee identified and adopted performance factors which relate to the achievement of Company goals, particularly in the areas of safety, provision of capital, retention of acreage through drilling of requisite appraisal wells, drilling and production and appropriate management of our cash resources. These performance factors were discussed with the applicable executive officers. The performance factors had a significant impact on the Compensation Committee’s decisions regarding discretionary adjustments to the cash incentive bonuses for 2013.

In 2014, the Compensation Committee plans to continue to implement guidelines under which performance at the executive level can be measured with simplicity and transparency and performance awards can be granted in relation to those performance measures. For 2014, the Compensation Committee has set performance measures based on both Company and individual performance factors and adopted target bonuses based on a percentage of the executive’s base salary. The maximum bonus that an executive may earn will be set at a specified percentage of the executive’s base salary. The executive’s ability to earn that maximum bonus or percentage of salary is largely dependent upon achievement of individual performance factors for the year. The Compensation Committee has identified and adopted performance factors which relate to the achievement of Company goals, particularly in the areas of safety, provision of capital, increases in reserves, filing of an overall development plan (ODP), retention of acreage through drilling of requisite wells, drilling and production and appropriate management of our cash resources. The committee believes these performance factors will be a very strong factor in making bonus decisions and may influence salary adjustments and equity awards. However, the Compensation Committee plans to continue to use its discretion in making these compensation decisions.

Salaries. The Compensation Committee reviews salaries for our executive officers annually near the beginning of the year and, in most years, adjustments to salaries, if any, have been made effective as of January 1 of that year. Initial base salaries are set forth in the executive’s employment agreement. The level of salary is determined by market factors when the executive officer is hired and is adjusted as necessary during the annual review of salary. Infrequently, specific circumstances may prompt a salary change outside the usual review schedule. The Compensation Committee evaluates adjustments to salary based, in part, on the Company and individual performance criteria. If an executive has changed or increased his or her level of responsibility within the Company, the Compensation Committee also considers a commensurate change in salary.

In January 2013, the Compensation Committee approved a salary increase of 5% for Michael R. McElwrath. This salary increase was made to maintain market competiveness, without targeting any specific percentile, and to adjust for increases in cost of living.  This percentage increase was at or below the percentage increases for employees at the Company generally.

In May 2013, we entered into a new employment agreement with Jennifer D. Whitley, in connection with her promotion to Chief Financial Officer.  Ms. Whitley’s annual base salary was increased to $283,500 in connection with such promotion.

Bonuses. The Compensation Committee awards cash incentive bonuses each year, typically early in the first quarter, for performance during the previous fiscal year. For 2013, the Compensation Committee set performance measures based on both Company and individual performance factors and adopted target incentive bonuses based on a percentage of the executive’s base salary.  In the case of Mr. McElwrath, the target incentive bonus was set at 65% of his base salary for the applicable year, and in the case of Ms. Whitley, the target incentive bonus was set at 45% of her base salary for the applicable year. The executive’s ability to earn that maximum bonus or percentage of salary was largely dependent upon achievement of individual and company performance factors. These standards were established for Mr. McElwrath in the first quarter of 2013 and for Ms. Whitley in the second quarter of 2013 in connection with her appointment as the Company’s Chief Financial Officer. These performance measures were a very strong factor in making the bonus decisions and influenced equity awards. However, the Compensation Committee continues to use its discretion in making these compensation decisions.

In March 2014, the Compensation Committee determined that the performance criteria for both Mr. McElwrath and Ms. Whitley had been satisfied in their entirety and approved a $284,375 cash bonus for Michael R. McElwrath and a $127,575 cash bonus for Ms. Whitley.  The Compensation Committee conditioned payment of each of these cash bonuses on the occurrence of either (i) a Change of Control (as defined in Mr. McElwrath’s employment agreement) or (ii) a financing involving debt, equity or a combination thereof in an amount sufficient, as determined by the Compensation Committee, to satisfy certain criteria established by the Compensation Committee (clauses (i) and (ii) to be defined as the “Payment Conditions”).  The bonus approved for Mr. McElwrath and Ms. Whitley is equal to 65% and 45%, respectively, of their stated 2013 base salary after considering the following performance factors:

Mr. McElwrath

Performance Factors	Target	Actual
Company Performance Factor
Safety – 0 fatalities and 0 - 3 days away from work cases (DAFWC)	20%	20%
Individual Performance Factors
Consummate Strategic Transaction and/or fundraise (conditional as noted above)	20%	20%
Remediation to achieve enhancement to water production in significant portion of underperforming wells	15%	15%
Execution of drilling program to achieve required minimum production level of >1.5 MMcf/d	20%	20%
Satisfaction of CUCBM requirements related to 25 appraisal wells to achieve continuation of PSC for Area B to June 2015	15%	15%
Additional Performance Goals (not weighted)	10%	10%
Maintain strong business relationships at senior levels with Chinese counterparties		Attained
Take necessary steps to move towards an overall development plan in Shouyang block		Attained
Hire COO by 3Q 2013		Not Attained

Total	100%	100%

Ms. Whitley

Performance Factors	Target	Actual
Company Performance Factor
Safety – 0 fatalities and 0 - 3 days away from work cases (DAFWC)	10%	10%
Individual Performance Factors
Consummate Strategic Transaction	20%	20%
Achieve company-wide cost reductions of 10% over prior year on a per well basis	20%	20%
Additional Performance Goals (evaluated subjectively)
Assure compliance with all provisions of financial instruments	10%	10%

Manage the cash position of the Company	10%	10%

Manage all financial statements, SEC filings and meet all SEC filing deadlines	10%	10%

Maintain a sufficient system of internal controls to satisfy SOX 404 and audit requirements	10%	10%

Provide timely support for Investor Relations	5%	5%

Maintain a satisfactory system of control, coordination and up-to-date tracking of all contracts and other corporate documents	5%	5%

Total	100%	100%

The Compensation Committee used similar methodology to determine the cash incentive bonuses for the other senior managers of the Company.  Mr. Huff left the Company in May 2013.  As a result of his termination of employment, he did not receive a cash incentive bonus based on fiscal year 2013 performance.

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

Choice of equity vehicles. We use grants of options to purchase our common stock as one of the equity awards granted to our executive officers. Stock options effectively align our executives’ goals with those of stockholders and motivate executive officers to achieve our long-term goals. Our option agreements typically include both time-vesting and termination forfeiture terms, which assist us in inducing the employment and retention of executive officers by providing a financial incentive related to retention. The Compensation Committee plans to continue to utilize options awards.

In addition, the Compensation Committee also utilizes restricted stock for equity awards. The committee considers that the use of this form of equity would in some cases, rather than options, reduce dilution to our existing stockholders, provide equity participation in our Company to these executives and reduce the overall number of shares granted. The Compensation Committee believes that decreasing the dilutive effect related to our equity awards will assist in preserving economic value for our existing stockholders. The committee also believes that shares of time-vesting restricted stock will encourage achievement of long-term goals and retention of key executives in a similar manner as option awards while also providing a retention incentive to foster a sense of ownership even in a negative stock market environment. The Compensation Committee plans to continue to grant options and/or restricted stock in the future to our executive officers in its discretion.

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

Each of our executive officers received a grant of equity awards upon joining the Company, providing them with an initial equity stake and a long-term incentive. The size of these initial grants is determined primarily by market factors, with such grants offered as an inducement to accept our offer of employment. Although it has typically granted additional awards annually, the Compensation Committee is not bound to make continuing equity awards to executive officers, and in fact, does not do so in every case. Factors considered by the committee in determining whether an executive receives an award of options and/or restricted stock and the size and vesting schedule of that award include the following:

☐	the performance indicators and the events and accomplishments used to determine total compensation, as described above;

☐	whether the cumulative number of shares and terms (including option exercise price) of previous equity awards, in the view of the Compensation Committee, are sufficient to achieve the goals of the equity award program for a given individual;

☐	the estimated fair value of the award (using the Black-Scholes option pricing model for options) and its impact on the executive’s total compensation;

☐	the estimated impact of the expense of the award on reported income in the year of the award and subsequent years;

☐	the stockholder dilution, including overhang of existing options and warrants for our common stock;

☐	the shares remaining available for grants under the 2005 Stock Incentive Plan (“2005 Plan”); and

☐	the tax consequences related to the vesting of the equity awards.

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

Expense recognition. All compensatory options and restricted stock are expensed over time in accordance with generally accepted accounting principles. For information on the equity award expense recognized in 2013 for each executive officer, see “Summary Compensation Table - Option Awards” and “Summary Compensation Table - Stock Awards.” For further details regarding 2013 equity grants to our named executive officers, see the “Grants of Plan-Based Awards” table. For further information on the 2005 Plan, see “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table - 2005 Stock Incentive Plan” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Equity Compensation Plan Information.”

Procedures for granting equity awards. We have generally granted equity awards to our executive officers annually during the first quarter of each fiscal year or upon commencement of employment with the Company. Since the adoption of the 2005 Plan, options are dated and assigned exercise prices as of a trading date following the meeting of the Compensation Committee in which such awards were approved. Exercise prices for option grants during 2013 have been set at the fair market value on the date of grant or higher. For purposes of determining exercise prices for our stock option awards, the fair market value of our common stock, on a given date, means the average of the closing bid and asked prices of the shares of common stock as reported that day on the OTC Bulletin Board. We intend to continue this practice. We attempt to avoid issuing options near the time of any expected significant movement in our stock price by taking care, within reason, not to schedule these meetings in close proximity to upcoming or recent announcements of significance, such as earnings releases or other public announcements relating to current or future profitability. Scheduling of meetings of the Compensation Committee is also impacted by availability of personnel and the need to make timely hiring decisions and cannot be perfectly aligned with regard to public announcements. Under the 2005 Plan, the Chief Executive Officer, as long as he is a member of the Board, has the authority to grant equity awards of up to an aggregate of 200,000 shares of common stock in each calendar year to employees that are not subject to the rules promulgated under Section 16 of the Exchange Act. The exercise prices for such grants made by the Chief Executive Officer are to be based on the date the award agreement is signed, which is as soon as possible after the decision to make the award is settled. In practice, all awards are typically approved by the Compensation Committee.

Awards have also been granted to new executive officers and incumbent directors on or near the date of hire or election. Our current practice is to grant, date and price options to new executives on the date of hire, which is not the date of their acceptance of our offer of employment, but rather, the first day they report for work at the Company. Similar to option awards, our current practice is to grant and date restricted stock awards on the first day the executive reports for work at the Company. Grants to newly elected directors are generally awarded at the first Compensation Committee meeting following their election.

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

Our executive employment agreements provide for termination benefits, including in certain cases upon a change in control. Such benefits assist us in attracting and retaining executive officers and are designed to provide stable leadership for the Company during any potential or actual change of control. We believe these benefits will allow our executives to continue to focus on the long-term interests of our stockholders, including allowing them to objectively evaluate offers to purchase the Company or other forms of potential change of control if such situations arise. Such benefits also encourage continuation of the leadership and experience of our key executives after a change in control, at least through a period of transition.

For further discussion of the terms of each employment agreement, see “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table – Employment Agreements with Named Executive Officers.”

Perquisites and Other Benefits. We provide health insurance to our executive officers, which is the same as that provided to our other U.S. employees. We also provide matching contributions for those U.S. employees who contribute to a 401(k) savings plan, matching up to 4% of annual salary, subject to certain caps provided by applicable tax regulations. These benefits were approved by the Compensation Committee when adopted.

Tax and Accounting Considerations

Section 162(m) of the Code generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to any executive officer unless such compensation is paid pursuant to a qualified performance-based compensation plan. All compensation awarded to our executive officers in 2013 is expected to be tax deductible. The Compensation Committee considers such deductibility and the potential cost to the Company when granting awards and considering salary changes.

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

Named Executive Officer Compensation

With respect to the 2013 total compensation of Mr. McElwrath, Ms. Whitley and Mr. Huff, approximately 79.7%, 78.2% and 96.2%, respectively, of total compensation was attributable to the elements of salary and annual cash bonus and approximately 18.5%,16.8% and 0%, respectively, of total compensation was attributable to non-cash equity elements. The allocation between cash and non-cash compensation for our executive officers was within the range of allocations that the Compensation Committee considers appropriate.

COMPENSATION TABLES AND ADDITIONAL INFORMATION

The following table sets forth a summary of compensation paid to our Chief Executive Officer, Chief Financial Officer and Former Chief Financial Officer (the “Named Executive Officers”) for the fiscal years ended December 31, 2013, December 31, 2012 and December 31, 2011.

2013 Summary Compensation Table

							Nonequity	All
					Stock	Option	Incentive	Other
Name and Principal Position	Year	Salary	Bonus		Awards	Awards (1)	Plan Compensation	Compensation		Total
Michael R. McElwrath	2013	$437,500	$-	(2)	$40,000	$61,680	$-	$10,000	(3)	$549,180
President and Chief	2012	416,700	270,855	(4)	202,950	-	-	19,800	(3)	910,305
Executive Officer	2011	388,631	257,985	(4)	252,184	131,610	-	1,531		1,031,941
Jennifer D. Whitley	2013	283,500	-	(2)	24,000	37,008	-	18,038	(5)	362,546
Chief Financial Officer
Bruce N. Huff	2013	115,576	-		-	-	-	4,623	(3)	120,199
Former Chief Financial	2012	283,500	75,000	(4)	120,450	-	-	19,250	(3)	498,200
Officer	2011	264,375	121,500	(4)	147,900	76,773	-	3,375		613,923

(1)	The amounts in this column reflect the value of stock or option awards, as applicable, granted to each Named Executive Officer as determined in accordance with FASB ASC Topic 718. See Note 13 to the consolidated financial statements included in Part II of this report for assumptions used in valuing these awards and the methodology for recognizing the related expense. All options awards are for the purchase of our common stock. Stock awards are grants of restricted stock with time-based vesting conditions. The Company did not grant any option awards during 2012. Mr. Huff did not receive any stock awards during 2013.

(2)	Payment of the bonus amounts to Mr. McElwrath and Ms. Whitley for performance in 2013 is conditioned on the satisfaction of one of the Payment Conditions. For further information, see “Bonuses.”

(3)	Represents the cost of matching funds to the Named Executive Officer’s account in the Company’s defined contribution savings plan.

(4)	The bonus for Mr. McElwrath and Mr. Huff is for performance in 2012 and 2011, respectively, none of which was paid during the year of performance.

(5)	Represents the cost of matching funds to the Named Executive Officer’s account in the Company’s defined contribution savings plan and the cost of medical insurance benefits.

Grants of Plan-Based Awards in 2013

The following table provides information on equity awards granted during 2013:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Michael R. McElwrath	01/31/13	400,000	800,000	-	$40,000
Jennifer D. Whitley	01/31/13	240,000	480,000	-	$24,000

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements with Named Executive Officers

We have employment agreements with our Named Executive Officers and those agreements are summarized below.

Agreement with Michael R. McElwrath. The Company has an employment agreement with Mr. McElwrath, which has been amended from time to time. Prior to December 7, 2010, Mr. McElwrath’s employment agreement entitled him to fixed, retention bonuses of not less than $20,000 every six months. On December 7, 2010, his employment agreement was amended and restated to extend the term to October 13, 2013 and to eliminate the fixed retention bonuses. On October 10, 2011, the Company entered into a second amended and restated employment agreement (the “McElwrath Second A&R Employment Agreement”) with Mr. McElwrath. The McElwrath Second A&R Employment Agreement provides for an annual base salary of not less than $396,900 on or after February 16, 2011. The McElwrath Second A&R Employment Agreement also provides that Mr. McElwrath will be eligible to receive performance bonuses payable between January 1 and April 13 of each year in an amount to be determined by the Compensation Committee in its discretion. During 2012, Mr. McElwrath’s annual base salary was increased to $416,700 from $396,900. During 2013, Mr. McElwrath’s annual base salary was increased to $437,500 from $416,700, and said increase was effective January 1, 2013.  Under the terms of the McElwrath Second A&R Employment Agreement in no event will the base salary (currently $437,500) ever be reduced.

The McElwrath Second A&R Employment Agreement provides that if Mr. McElwrath is terminated by the Company for Cause (as defined in the McElwrath Second A&R Employment Agreement), the Company will pay his base salary and all amounts actually earned, accrued or owing as of the date of termination and he will be entitled to exercise all options granted to him under the McElwrath Second A&R Employment Agreement or otherwise to the extent vested and exercisable on the date of termination unless otherwise provided for in Mr. McElwrath’s option agreements.

Pursuant to the McElwrath Second A&R Employment Agreement, during the term of Mr. McElwrath’s employment, the Company has agreed to nominate Mr. McElwrath for election to the Board of Directors at each annual meeting of the stockholders called for the purpose of electing directors. Mr. McElwrath is entitled to terminate his employment for Good Reason (as defined in the McElwrath Second A&R Employment Agreement) if he is not nominated and elected as a director of the Company or is removed as a director by the Board or the stockholders of the Company (other than for Cause, death or Disability (as defined in the McElwrath Second A&R Employment Agreement)).

If Mr. McElwrath’s employment is terminated as a result of death or Disability, the Company will pay his base salary and all amounts actually earned, accrued or owing as of the date of termination, and, for a period of three years following the date of termination he or his estate will be entitled to exercise all options granted to him regardless of whether or not the option is vested and exercisable on the date of termination and all restrictions on restricted stock awards awarded will be removed and all rights to such stock vested as of the date of termination.  The McElwrath Second A&R Employment Agreement contains no covenant not-to-compete or similar restrictions after termination.

On May 24, 2012, the Company entered into the First Amendment to the McElwrath Second A&R Employment Agreement to extend the term of the agreement to October 13, 2016, on which date the agreement will terminate, unless extended or sooner terminated in accordance with the terms thereof.

On September 9, 2013, the Company entered into the Second Amendment to the McElwrath Second A&R Employment Agreement to provide that Mr. McElwrath will be eligible to receive performance bonuses targeted at 65% of his base salary, with the performance criteria to be established by the Compensation Committee following discussions with Mr. McElwrath.  In addition, the Second Amendment provided that if Mr. McElwrath’s employment is terminated by the Company (other than as a result of death, Disability or Cause), or if he terminates his employment for Good Reason (as defined in the McElwrath Second A&R Employment Agreement), he shall be entitled to the following:

☐	a lump sum payment of (i) his base salary and bonus paid to him and/or to which he was determined by the Compensation Committee to have earned or been entitled to (regardless of whether paid) during the immediately preceding twelve-month period multiplied by two or (ii) 2.99 times the sum of his base salary and bonus paid to him and/or to which he was determined by the Compensation Committee to have earned or been entitled to (regardless of whether paid) during the immediately preceding twelve-month period in the event the termination occurs within 24 months after a Change of Control;

☐	all amounts actually earned, accrued or owing as of the date of termination;

☐	continued participation in the medical and dental insurance plans available to the Company’s executive officers in which the executive was participating on the date of termination for a specified period of time following termination;

☐	the exercise of all options and restricted stock awards granted to him to the extent vested and exercisable at the date of termination of his employment provided that, in the event the termination is in connection with a Change of Control, all options then granted would be immediately and fully vested and exercisable as of the date of the termination and all restrictions on restricted stock awards awarded would be removed and all rights to such stock vested as of the date of termination; and

☐	certain gross-up payments for any excise taxes.

The Second Amendment also amended the definition of “Change of Control” in the McElwrath Second A&R Employment Agreement to mean: (a) subject to certain exceptions, the acquisition by a person of beneficial ownership of 39% or more of the combined voting power of the then-outstanding voting securities of the Company entitled to vote generally in the election of directors; (b) the consummation of a reorganization, merger or consolidation unless following such transaction more than 61% of the combined voting power of the then-outstanding voting securities of the entity resulting from such transaction entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the same persons who were the beneficial owners of such securities immediately prior to such transaction; (c) the (1) approval by the Company’s stockholders of a complete liquidation or dissolution of the Company or (2) sale or other disposition (in one transaction or a series of related transactions) of 39% or more of all of the assets of the Company and its subsidiaries on a consolidated basis, unless the successor entity existing immediately after such sale or disposition is then beneficially owned, directly or indirectly, by all or substantially all of the persons who were the beneficial owners, respectively, of the then outstanding voting securities of the Company entitled to vote generally in the election of directors immediately prior to such sale or disposition; (d) subject to certain exceptions, if individuals who, as of October 10, 2011, constitute the Board cease for any reason to constitute at least a majority of the Board; or (e) the

Board adopts a resolution to the effect that, for purposes of the McElwrath Second A&R Employment Agreement, a Change of Control has occurred.

Agreement with Jennifer D. Whitley.  On May 10, 2013, the Board appointed Jennifer D. Whitley as Chief Financial Officer of the Company and, on May 20, 2013, the Board entered into an Amended and Restated Employment Agreement (the “Whitley Employment Agreement”) with Ms. Whitley.  The Whitley Employment Agreement will terminate on May 20, 2016, unless extended or sooner terminated in accordance with the terms thereof. Pursuant to the Whitley Employment Agreement, Ms. Whitley will receive an annual base salary of not less than $283,500 per year and will be eligible to receive annual discretionary performance cash bonuses as determined by the Compensation Committee.

The Whitley Employment Agreement provides that if Ms. Whitley is terminated by the Company for Cause (as defined in the Whitley Employment Agreement), the Company will pay her base salary and all amounts actually earned, accrued or owing as of the date of termination and she will be entitled for a period of three months after termination to exercise all options granted to her under the Whitley Employment Agreement or otherwise to the extent vested and exercisable on the date of termination. The Whitley Employment Agreement further provides that if Ms. Whitley voluntarily terminates her employment with the Company, the Company will pay her base salary and all amounts actually earned, accrued or owing as of the date of termination and she will be entitled for a period of one year after termination to exercise all options granted to her under the Whitley Employment Agreement or otherwise to the extent vested and exercisable on the date of termination.  If Ms. Whitley’s employment is terminated as a result of death or Disability (as defined in the Whitley Employment Agreement), the Company will pay her base salary and all amounts actually earned, accrued or owing as of the date of termination and, within one year following the termination, she or her estate will be entitled to exercise all options granted to her to the extent the option is vested and exercisable and all such options not exercised within such one year period shall be forfeited.

The Whitley Employment Agreement contains no covenant not-to-compete or similar restrictions after termination.

The Whitley Employment Agreement provides that if Ms. Whitley’s employment is terminated by the Company (other than as a result of death, Disability or Cause), or if she terminates her employment for Good Reason (as defined in the Whitley Employment Agreement), she shall be entitled to the following:

☐	a lump sum payment of (i) her base salary and bonus paid during the immediately preceding twelve-month period or (ii) two times the sum of her base salary and bonus paid during the immediately preceding twelve-month period in the event the termination occurs within 24 months after a Change of Control;

☐	all amounts actually earned, accrued or owing as of the date of termination;

☐	continued participation in the Company’s medical and dental insurance plans available to the Company’s executive officers in which the executive was participating on the date of termination for a specified period of time following termination;

☐	for a period of twelve months following the termination of Ms. Whitley’s employment, the exercise of all options granted to her to the extent vested and exercisable at the date of termination of her employment subject to certain restrictions contained in the Whitley Employment Agreement; and

☐	certain gross up payments for any excise taxes.

On September 9, 2013, the Company entered into the First Amendment to the Whitley Employment Agreement (the “Whitley First Amendment”) with Ms. Whitley.  The Whitley First Amendment amended the definition of “Change of Control” in the Whitley Employment Agreement to mean: (a) subject to certain exceptions, the acquisition by a person of beneficial ownership of 39% or more of the combined voting power of the then-outstanding voting securities of the Company entitled to vote generally in the election of directors; (b) the consummation of a reorganization, merger or consolidation unless following such transaction more than 61% of the combined voting power of the then-outstanding voting securities of the entity resulting from such transaction entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the same persons who were the beneficial owners of such securities immediately prior to such transaction; (c) the (1) approval by the Company’s stockholders of a complete liquidation or dissolution of the

Company or (2) sale or other disposition (in one transaction or a series of related transactions) of 39% or more of all of the assets of the Company and its subsidiaries on a consolidated basis, unless the successor entity existing immediately after such sale or disposition is then beneficially owned, directly or indirectly, by all or substantially all of the persons who were the beneficial owners, respectively, of the then outstanding voting securities of the Company entitled to vote generally in the election of directors immediately prior to such sale or disposition; (d) subject to certain exceptions, if individuals who, as of May 20, 2013, constitute the Board cease for any reason to constitute at least a majority of the Board; or (e) the Board adopts a resolution to the effect that, for purposes of the Whitley Employment Agreement, a Change of Control has occurred.

The Whitley First Amendment also amended the Whitley Employment Agreement to provide that Ms. Whitley will be eligible to receive performance bonuses targeted at 45% of her base salary, with the performance criteria to be established by the Compensation Committee following discussions with Ms. Whitley. In addition, the Whitley Amendment amended the Whitley Employment Agreement to provide that if Ms. Whitley’s employment is terminated by the Company (other than as a result of death, Disability or Cause), or if she terminates her employment for Good Reason, she shall be entitled to, among other things, a lump sum payment of (i) her base salary and bonus paid to her and/or to which she was determined by the Compensation Committee to have earned or been entitled to (regardless of whether paid) during the immediately preceding twelve-month period or (ii) two times the sum of her base salary and bonus paid to her and/or to which she was determined by the Compensation Committee to have earned or been entitled to (regardless of whether paid) during the immediately preceding twelve-month period in the event the termination occurs within 24 months after a Change of Control.

Agreement with Bruce N. Huff. On April 19, 2010, the Board appointed Bruce N. Huff as Chief Financial Officer of the Company and on June 9, 2010, the Company entered into an amended and restated employment agreement (as amended, the “Huff Employment Agreement”) with Mr. Huff.  Pursuant to the Huff Employment Agreement, Mr. Huff received an annual base salary of not less than $225,000 per year and was eligible to receive discretionary bonuses as determined by the Compensation Committee of the Company.  During 2012, Mr. Huff’s annual base salary was increased to $283,500 from $270,000.  As previously announced, Mr. Huff went on a leave of absence for health reasons on February 18, 2013.  On May 7, 2013, Mr. Huff notified the Board that he was resigning as the Company’s Chief Financial Officer, and the Board accepted his resignation.  The Huff Employment Agreement provides that if Mr. Huff voluntarily terminates his employment with the Company, the Company will pay his base salary and all amounts actually earned, accrued or owing as of the date of termination and he will be entitled for a period of one year after termination to exercise all options granted to him under his employment agreement or otherwise to the extent vested and exercisable on the date of termination.  Pursuant to the Huff Employment Agreement, upon termination of his employment with the Company, Mr. Huff received his previously earned base salary and other accrued amounts in accordance with the Huff Employment Agreement in a total amount of $115,576.  The Huff Employment Agreement contained no covenant not-to-compete or similar restrictions after termination.

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

The 2005 Plan is administered by the Compensation Committee. The 2005 Plan provides that the Chief Executive Officer of the Company, as long as he is a member of the Board, has the authority to grant equity awards of up to an aggregate of 200,000 shares of common stock in each calendar year to participants who are not subject to the rules promulgated under Section 16 of the Exchange Act.

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

With respect to any options that are awarded, the exercise price pursuant to which common stock may be purchased will be determined by the Compensation Committee, but will not be less than the Fair Market Value (as defined in the 2005 Plan) of the common stock on the date the option is granted. Under the 2005 Plan, Fair Market Value, on a given day, is defined as the mean of the closing bid and asked prices of the common shares as reported that day on the OTC Bulletin Board. No option shall be exercisable more than ten years after the date of grant. The 2005 Plan also grants the Compensation Committee discretion to accelerate vesting or extend the time available for exercise of options after termination of an executive so long as termination is not for cause (as determined by the Compensation Committee).

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the number of unexercised options segregated by those that were exercisable and those that were unexercisable as of December 31, 2013, and the number of vested and unvested shares of restricted stock.

		OPTION AWARDS							STOCK AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Michael R. McElwrath	12/23/04	200,000	(1)	-		2.00	12/23/14	(3)	-		-
	02/02/06	500,000	(1)	-		2.00	02/02/16		-		-
	02/11/08	540,000	(2)	-		0.69	02/10/18		-		-
	04/15/09	150,000	(2)	-		0.28	04/15/19		-		-
	04/15/09	110,000	(2)	-		0.65	04/15/19		-		-
	02/07/11	200,000	(2)	100,000		0.58	02/07/21		144,934	(2)	20,291
	01/24/12	-		-		-			410,000	(2)	57,400
	01/31/13	200,000	(4)	600,000		0.10	01/31/23		300,000	(4)	42,000
Jennifer D. Whitley	01/12/11	75,000	(4)	25,000		0.67	01/12/21		25,000	(4)	3,500
	01/24/12	50,000	(2)	100,000		0.33	01/24/22		70,000	(2)	9,800
	06/25/12	-		-		-			76,667	(2)	10,733
	01/31/13	120,000	(4)	360,000		0.10	01/31/23		180,000	(4)	25,200
Bruce N. Huff	12/23/04	240,000	(6)	-		2.00	12/23/14		-		-
	02/07/11	116,666	(2)(5)	-	(5)	0.58	02/07/21		-	(5)	-

(1)	These options vested 20% on grant date, and 20% on the four subsequent anniversaries of the grant date thereafter.

(2)	This grant of restricted stock or options, as applicable, vests in three (3) equal annual installments beginning on the first anniversary grant date.

(3)	These options vested 20% on grant date, and 20% on each grant date anniversary thereafter. On January 14, 2009, the original expiration date of December 23, 2009 of this option was extended to December 23, 2014.

(4)	These options vest 25% on the grant date, and 25% on the three (3) subsequent anniversaries of the grant date thereafter.

(5)	As a result of the resignation of Mr. Huff on May 7, 2013, Mr. Huff forfeited unvested options to purchase up to 58,334 shares of common stock awarded on February 7, 2011 and 85,000 and 243,334 unvested shares of restricted stock awarded on February 7, 2011 and January 24, 2012, respectively. Mr. Huff also forfeited vested options to purchase up to 100,000 shares of common stock not exercised prior to August 5, 2013.  Vested options to purchase up to 116,666 shares of common stock awarded on February 7, 2011 will be forfeited if they have not been exercised before May 7, 2015.

(6)	These options vested 20% on grant date, and 20% on the four subsequent anniversaries of the grant date thereafter. These vested shares are not subject to forfeiture prior to the option expiration date.

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

Quantification of termination benefits. The following table quantifies the termination benefits due to our Named Executive Officers in the event of their termination for various reasons, including any termination occurring within 24 months following a change of control. The amounts were computed as if each executive officer’s employment terminated on December 31, 2013.

2013 Potential Termination Benefits for Named Executive Officers

		Termination for Other than Cause, Death, or Disability
Executive Officer/Element of Compensation	Termination due to Death or Disability	or by Executive for Good Reason	within 24 Months Following a Change of Control
Michael R. McElwrath
Salary and bonus(1)	$-	$1,443,750	$2,158,406
Equity awards (2)	143,691	-	143,691
Benefits(3)	-	167,874	97,465
Tax Gross-up (4)	-	-	449,465
Total Mr. McElwrath	$143,691	$1,611,624	$2,849,027

Jennifer D. Whitley
Salary and bonus(1)	$-	$411,075	$822,150
Equity awards (2)	-	14,400	34,933
Benefits(3)	-	16,074	19,126
Tax Gross-up (4)	-	-	167,874
Total Ms. Whitley	$-	$441,549	$1,044,083

Bruce N. Huff	N/A	N/A	N/A

(1)	Amounts include the applicable bonus amount for performance in 2013 for each of Mr. McElwrath and Ms. Whitley, the payment of which is conditioned on the satisfaction of one of the Payment Conditions.

(2)	Equity awards are quantified at the intrinsic value on December 31, 2013 of all options and restricted stock that were not fully vested and exercisable, but would become exercisable, under the terms of the Named Executive Officer’s employment agreement, due to the form of termination specified in the column heading. The intrinsic value of options is determined by calculating the difference between the closing market price of our common stock on December 31, 2013, which was $0.14 per share, and the exercise price of the applicable option, and multiplying that difference by the number of options exercisable at that given exercise price. The intrinsic values of all the options are then totaled. The intrinsic value of restricted stock is equal to the number of shares times the closing price of our common stock on December 31, 2013.

(3)	Benefits quantified include the incremental cost to the Company of continuing health care benefits (based on December 2013 premium rates) and the cost of the Company’s matching contributions.

(4)	Tax gross-up refers to reimbursement for any excise tax (and taxes on the imputed income attributable to the reimbursement for the excise tax and tax gross-up) the Named Executive Officer is required to pay under Section 4999 of the Code for excess parachute payments. This amount reflects the estimated gross-up payments that would be due to Mr. McElwrath or Ms. Whitley as if he or she had been terminated on December 31, 2013.

Directors’ Compensation

The following table summarizes compensation paid to non-employee directors for 2013. Mr. McElwrath is the only employee serving as a director and he does not receive any additional compensation for his service on the Board.

2013 Director Compensation

	Fees Earned
	or Paid in	Stock	Option
Name	Cash	Awards (1)	Awards (1)	Total
Donald A. Juckett	$59,000	$10,000	$15,420	$84,420

William A. Anderson	64,200	10,000	15,420	89,620

C. P. Chiang	37,900	10,000	15,420	63,320

John C. Mihm	43,100	10,000	15,420	68,520

Lucian Morrison	51,000	10,000	15,420	76,420

Thomas E. Williams	48,600	10,000	15,420	74,020

(1)	Stock Awards are quantified in the table according to the amount included in 2013 share-based compensation expense for the awards granted to each named director through the end of fiscal year 2013. The Company did not award any options to its directors during 2013. The expense has been modified in accordance with SEC rules to eliminate forfeiture assumptions in computing the expense for the year. There were no actual forfeitures during 2013 by any of the named directors. Any options would have been for the purchase of our common stock. All stock awards are grants of restricted stock representing time-vesting shares of our common stock.

The table below provides information regarding the outstanding stock option and restricted stock awards for each of our directors as of December 31, 2013.

2013 Outstanding Equity Awards for Directors

Name	Number of Securities Underlying Unexercised Options (#)	Number of Shares of Stock That Have Not Vested (#)

Donald A. Juckett	800,000	208,334
William A. Anderson	570,000	208,334
C. P. Chiang	520,000	208,334
John C. Mihm	800,000	208,334
Lucian Morrison	548,000	208,334
Thomas E. Williams	800,000	208,334

The Company pays its non-employee directors cash compensation for their service on the Board. In January 2007, the Board approved a standard compensation arrangement for directors, effective January 1, 2007 and subject to further modification by the Board or the Compensation Committee from time to time. The current standard compensation arrangement is set forth below.

Schedule of Directors' Fees

Annual cash retainer	$15,000	annually
Board meetings in person	1,800	for each meeting
Board meetings by telephone	1,800	for each meeting
Committee meetings in person	1,300	for each meeting
Committee meetings by telephone	1,300	for each meeting
Committee Chairman retainer	5,500	annually
Audit Committee Chairman retainer	12,000	annually
Board Chairman retainer	12,000	annually

The Company also reimburses directors for the reasonable expenses they incur to attend Board, Board committee and/or investor relations meetings. In addition, in 2008, the Board approved a policy providing for an annual grant of options to each non-employee director to purchase a target level of 40,000 shares of common stock, which have an exercise price equal to fair market value on date of grant, a term of ten years and will vest in their entirety on the first anniversary of the date of grant. The actual number of options granted from year to year may be adjusted upwards or downwards based on the business judgment of the Board. The fair market value, on a given date, is the mean of the closing bid and asked prices of the common shares as reported that day on the OTC Bulletin Board. These grants are typically made during the first quarter each fiscal year.

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

Security Ownership

The following table sets forth, as of April 24, 2014, certain information with respect to the beneficial ownership of our common stock by (a) each stockholder beneficially owning more than 5% of the Company’s outstanding common stock; (b) each director of the Company who is a stockholder of the Company; (c) each of the Named Executive Officers who is a stockholder of the Company; and (d) all Named Executive Officers and directors of the Company as a group.  Total shares outstanding on April 24, 2014 were 346,329, 370. (1)

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Outstanding Common Stock
Ashmore Group	56,086,439	(2)	13.9%

Named Executive Officers:
Michael R. McElwrath	5,698,561	(3)	1.6%
Jennifer D. Whitley	949,216	(4)	*
Bruce N. Huff	1,269,157	(5)	*

Non-Executive Directors:
Donald A. Juckett	798,632	(6)	*
William A. Anderson	903,019	(7)	*
C. P. Chiang	850,000	(8)	*
John C. Mihm	1,364,579	(9)	*
Thomas E. Williams	728,125	(10)	*

All Directors and Executive
Officers as a Group (8 persons)	12,561,289	(11)	3.6%

* Less than 1%.

(1)	The percentages in the table are calculated using the total shares outstanding plus the number of securities that can be acquired within 60 days of April 24, 2014, or a total of 346,329,370 shares.

(2)	The amount of beneficial ownership of the shares is based on a Schedule 13D filed with the SEC on January 25, 2013. Ashmore Investments (UK) Limited (“AI(UK)L”) is the parent company of Ashmore Investment Management Limited (“AIML”). AI(UK)L is a wholly-owned subsidiary of Ashmore Group plc (“Ashmore Group”). Based on the Schedule 13D, each of Ashmore Group, AI(UK)L and AIML may be deemed to be the beneficial owner of 56,086,439 shares of common stock underlying warrants acquired on January 15, 2013. Ashmore Group, AI(UK)L and AIML each reported shared voting power and shared dispositive power over the 56,086,439 shares underlying such warrants. The address for each of Ashmore Group, AI(UK)L and AIML is 61 Aldwych, London, XO WC2B 4AE.

(3)	Includes 2,200,000 shares which Michael R. McElwrath may purchase pursuant to options which are exercisable within 60 days of April 24, 2014. Also includes 205,000 shares of restricted stock which vest on January 24, 2015 and 200,000 shares of restricted stock that vest in two equal installments on January 31, 2015 and January 31, 2016.

(4)
Includes 440,000 shares which Jennifer D. Whitley may purchase pursuant to options which are exercisable within 60 days of April 24, 2014.  Also includes 35,000 shares of restricted stock which vest on January 24, 2015, 38,334 shares of restricted stock which vest on June 25, 2015 and 120,000 shares of restricted stock that vest in two equal installments on January 31, 2015 and January 31, 2016.

(5)	Includes 356,666 shares which Bruce N. Huff may purchase pursuant to options which are exercisable within 60 days of April 24, 2014. As a result of the resignation of Mr. Huff on May 7, 2013, Mr. Huff forfeited unvested options to purchase up to 58,334 shares of common stock awarded on February 7, 2011 and 85,000 and 243,334 unvested shares of restricted stock awarded on February 7, 2011 and January 24, 2012, respectively. Mr. Huff also forfeited vested options to purchase up to 100,000 shares of common stock not exercised prior to August 5, 2013. The amount of beneficial ownership of Mr. Huff’s shares is based on the Company’s records as of May 7, 2013, when Mr. Huff departed from the Company. The Company has no current record of Mr. Huff’s ownership or individual common stock holdings, which may be held in a broker or other intermediate account.

(6)	Includes 300,000 shares which Donald A. Juckett may purchase pursuant to options which are exercisable within 60 days of April 24, 2014. Also includes 50,000 shares of restricted stock which vest on January 25, 2015 and 50,000 shares of restricted stock that vest in two equal installments on January 31, 2015 and January 31, 2016.

(7)	Includes 470,000 shares which William A. Anderson may purchase pursuant to options which are exercisable within 60 days of April 24, 2014. Also includes 50,000 shares of restricted stock which vest on January 25, 2015 and 50,000 shares of restricted stock that vest in two equal installments on January 31, 2015 and January 31, 2016.

(8)	Includes 460,000 shares which C.P. Chiang may purchase pursuant to options which are exercisable within 60 days of April 24, 2014. Also includes 50,000 shares of restricted stock which vest on January 25, 2015 and 50,000 shares of restricted stock that vest in two equal installments on January 31, 2015 and January 31, 2016.

(9)	Includes 300,000 shares which John C. Mihm may purchase pursuant to options which are exercisable within 60 days of April 24, 2014. Also includes 50,000 shares of restricted stock which vest on January 25, 2015 and 50,000 shares of restricted stock that vest in two equal installments on January 31, 2015 and January 31, 2016.

(10)	Includes 300,000 shares which Thomas E. Williams may purchase pursuant to options which are exercisable within 60 days of April 24, 2014. Also includes 50,000 shares of restricted stock which vest on January 25, 2015 and 50,000 shares of restricted stock that vest in two equal installments on January 31, 2015 and January 31, 2016.

(11)	Includes 4,826,666 shares which may be purchased pursuant to options and warrants which are exercisable within 60 days of April 24, 2014 by our directors and executive officers.

Equity Compensation Plan Information

The following table provides information regarding the equity compensation plans as of December 31, 2013.

Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plans approved by security holders (1)	9,949,166	$0.48	8,612,700
Plans not approved by security holders
- Inducement awards (2)	968,000	0.67	-
- Investor Relations Consultant	600,000	0.31	-
- IRS 409A related grants (3)	300,000	2.09	-
- Prior to adoption of the 2005 Plan (4)	1,740,000	2.00	-
Total	13,557,166	0.72	8,612,700

 For discussion of the 2005 Stock Incentive Plan (“2005 Plan”), which was approved by the security holders, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Narrative to Equity Compensation Plan Information —2005 Stock Incentive Plan.”

(1)	We awarded as inducement grants options to purchase shares of common stock to new board members and new employees outside the 2005 Plan. The grants carried a term of ten years.

(2)	We granted options to purchase shares of common stock in December 2007 which were replacements for options cancelled due to potential adverse tax consequences to the holders of the cancelled options under Section 409A of the Internal Revenue Code. The cancelled options had been granted prior to adoption of the 2005 Plan. The replacement stock options had an exercise price of $2.09 per share and expired February 24, 2014.

(3)	We granted options to purchase shares of common stock prior to the adoption of the 2005 Plan, which are evidenced by individual stock option agreements. The options were granted to officers, directors and consultants and have a term of ten years and an exercise price of $2.00 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Board Independence

The Board has determined that each director, except for Michael R. McElwrath, has no material relationship with the Company and is independent within the meaning of the NYSE MKT listing standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm Fee Information

Audit Fees

The aggregate fees billed by JonesBaggett LLP (formerly Payne Smith & Jones, P.C.) for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2013 and December 31, 2012 and for the review of the financial statements included in our Quarterly Reports on Form 10-Q for those years were $187,640 and $175,451, respectively.

Audit-Related Fees

JonesBaggett LLP did not render any audit-related professional services for the years ended December 31, 2013 and December 31, 2012.

Tax Fees

The aggregate fees billed by JonesBaggett LLP for professional services rendered for tax compliance, tax advice and/or tax planning for the year ended December 31, 2013 and December 31, 2012 was $9,000 and $8,500, respectively.  The fees were for the preparation of the 2013 and 2012 corporate tax returns.

All Other Fees

JonesBaggett LLP did not bill any other fees for professional products or services rendered to us, other than those described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” for the years ended December 31, 2013 and December 31, 2012.

The Audit Committee pre-approved all of the audit and non-audit fees described above for the years ended December 31, 2013 and December 31, 2012.

Pre-Approval Policies and Procedures

In accordance with the Audit Committee Charter, the Audit Committee has established policies and procedures by which it approves in advance any audit and permissible non-audit services to be provided by our independent registered public accounting firm.  Under these procedures, prior to the engagement of the independent registered public accounting firm for pre-approved services, requests or applications for the independent registered public accounting firm to provide services must be submitted to our chief financial officer or her designee and the Audit Committee and must include a detailed description of the services to be rendered.  The chief financial officer or her designee and the independent registered public accounting firm must ensure that the independent registered public accounting firm is not engaged to perform the proposed services unless those services are within the list of services that have received the Audit Committee’s pre-approval and must cause the Audit Committee to be informed in a timely manner of all services rendered by the independent registered public accounting firm and the related fees.

Requests or applications for the independent registered public accounting firm to provide services that require case-by-case approval will be submitted to the Audit Committee (or any Audit Committee members who have been delegated pre-approval authority) by the chief financial officer or her designee.  Each request or application must include:

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

A list of the exhibits filed or furnished with this report on Form 10-K/A (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index beginning on page 31 of this report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2014.

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

4.14
Registration Rights Agreement, dated January 15, 2013, among the Company and the purchasers set forth therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 18, 2013 (SEC File No. 000-32455)).

4.15
Registration Rights Agreement, dated May 15, 2013 but effective as of January 15, 2013, between Far East Energy Corporation and Knight Capital Americas, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 7, 2013 (SEC File No. 000-32455)).

4.16
Warrant Agreement, dated May 15, 2013 but effective as of January 15, 2013, between Far East Energy Corporation and Continental Stock Transfer and Trust Company, as warrant agent (including form of warrant) (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 7, 2013 (SEC File No. 000-32455)).

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

10.75*
Amended and Restated Employment Agreement dated May 20, 2013 between Far East Energy Corporation and Jennifer D. Whitley (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2013, and incorporated herein by reference).

10.76*
Second Amendment to Amended and Restated Employment Agreement, dated September 9, 2013, between Far East Energy Corporation and Michael R. McElwrath (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2013, and incorporated herein by reference).

10.77*
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

10.79
Extension Agreement to the Facility Agreement, dated March 31, 2014, among Far East Energy (Bermuda), Ltd., Far East Energy Corporation and Standard Chartered Bank (filed as Exhibit 10.79 to the Company’s Annual Report for the fiscal year ended December 31, 2013 filed on March 31, 2014 and incorporated herein by reference).

21.1	List of Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report for the fiscal year ended December 31, 2013 filed on March 31, 2014 and incorporated herein by reference).
23.1	Consent of JonesBaggett LLP (filed as Exhibit 23.1 to the Company’s Annual Report for the fiscal year ended December 31, 2013 filed on March 31, 2014 and incorporated herein by reference).
23.2
Consent of Resource Investment Strategy Consultants (filed as Exhibit 23.2 to the Company’s Annual Report for the fiscal year ended December 31, 2013 filed on March 31, 2014 and incorporated herein by reference).

24.1	Powers of Attorney (filed as Exhibit 24.1 to the Company’s Annual Report for the fiscal year ended December 31, 2013 filed on March 31, 2014 and incorporated herein by reference).
31.1†	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. Sec. 1350 (furnished as Exhibit 32.1 to the Company’s Annual Report for the fiscal year ended December 31, 2013 filed on March 31, 2014 and incorporated herein by reference).

32.2
Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. Sec. 1350 (furnished as Exhibit 32.2 to the Company’s Annual Report for the fiscal year ended December 31, 2013 filed on March 31, 2014 and incorporated herein by reference).

99.1	Shouyang US SEC Reserves Report, dated as March 14, 2014, prepared by Resources Investment Strategy Consultants (filed as Exhibit 99.1 to the Company’s Annual Report for the fiscal year ended December 31, 2013 filed on March 31, 2014 and incorporated herein by reference).
101.INS	XBRL Instant Document (filed as Exhibit 101.INS to the Company’s Annual Report for the fiscal year ended December 31, 2013 filed on March 31, 2014 and incorporated herein by reference).
101.SCH
XBRL Taxonomy Extension Schema Document (filed as Exhibit 101.SCH to the Company’s Annual Report for the fiscal year ended December 31, 2013 filed on March 31, 2014 and incorporated herein by reference).

101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document (filed as Exhibit 101.CAL to the Company’s Annual Report for the fiscal year ended December 31, 2013 filed on March 31, 2014 and incorporated herein by reference).

101.LAB
XBRL Taxonomy Extension Label Linkbase Document (filed as Exhibit 101.LAB to the Company’s Annual Report for the fiscal year ended December 31, 2013 filed on March 31, 2014 and incorporated herein by reference).

101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document (filed as Exhibit 101.PRE to the Company’s Annual Report for the fiscal year ended December 31, 2013 filed on March 31, 2014 and incorporated herein by reference).

101.DEF
XBRL Taxonomy Extension Definition Linkbase Document (filed as Exhibit 101.DEF to the Company’s Annual Report for the fiscal year ended December 31, 2013 filed on March 31, 2014 and incorporated herein by reference).

*	Management contract or compensatory plan or arrangement.
†	Filed herewith
††    Furnished herewith