Form 10-Q
period 2014-03-31
FAR EAST ENERGY CORP
filed 2014-05-07
CIK 1124024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

3BFORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Number of shares outstanding of the issuer’s common stock as of April 25, 2014.

UTitle of each classU	UNumber of sharesU
Common Stock, par value $0.001 per share	346,329,370

FAR EAST ENERGY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FAR EAST ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$11,413	$17,571
Accounts receivable	373	161
Inventory	1,221	1,261
Prepaid expenses	519	490
Deposits	148	142
Other current assets	23	22
Total current assets	13,697	19,647

Property and equipment
Oil and gas properties (Successful efforts method)	105,316	105,199
Other property and equipment	2,626	2,589
Total property and equipment	107,942	107,788
Less accumulated depreciation, depletion and amortization	(5,942)	(5,154)
Total property and equipment, net	102,000	102,634

Deferred financing costs	1,952	2,227
Other long-term assets	845	604
Total assets	$118,494	$125,112

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$21,969	$15,842
Accrued liabilities	20,197	24,329
Credit facility	21,000	21,000
Secured notes payable (net of discount of $1,451 and $1,634, respectively)	67,175	66,992
Equipment lease	3	3
Total current liabilities	130,344	128,166

Equipment lease, net of current portion	12	12
Asset retirement and environmental obligations	1,341	1,302
Total liabilities	131,697	129,480

Commitments and contingencies (Note 8)

Stockholders' equity
Preferred stock, $0.001 par value, 500,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, and 346,329,370 and 346,078,509 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	346	346
Additional paid-in capital	178,661	178,584
Unearned compensation	(451)	(503)
Accumulated deficit	(191,759)	(182,795)
Total stockholders' equity	(13,203)	(4,368)
Total liabilities and stockholders' equity	$118,494	$125,112

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating revenues:
Gas sales	$792	$316
Other, net	239	117
	1,031	433
Operating expenses:
Lease operating expense	2,408	1,239
Exploration costs	1,289	1,211
General and administrative	2,466	2,870
Depreciation, depletion and amortization	827	543
Total operating expenses	6,990	5,863
Operating loss	(5,959)	(5,430)
Other income (expense):
Interest expense	(3,292)	(2,630)
Interest income	1	1
Foreign currency transaction gain (loss)	286	(108)
Total other income (expense)	(3,005)	(2,737)
Loss before income taxes	(8,964)	(8,167)
Income taxes	-	-
Net loss	$(8,964)	$(8,167)

Comprehensive loss	$(8,964)	$(8,167)

Net loss per share:
Basic and diluted	$(0.03)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	346,109	345,835

See the accompanying notes to the consolidated financial statements.

FAR EAST ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands Except Share Data)
(Unaudited)

	Common Stock		Additional			Total
	Number of Shares	Par Value	Paid-In Capital	Unearned Compensation	Accumulated Deficit	Stockholders' Equity
For the Three Months Ended March 31, 2014
Balance at December 31, 2013	346,078,509	$346	$178,584	$(503)	$(182,795)	$(4,368)
Net loss	-	-	-	-	(8,964)	(8,964)
Nonvested shares issued	300,000	-	33	52	-	85
Nonvested shares withheld for taxes	(49,139)	-	(4)	-	-	(4)
Stock options issued	-	-	48	-	-	48
Balance at March 31, 2014	346,329,370	$346	$178,661	$(451)	$(191,759)	$(13,203)

For the Three Months Ended March 31, 2013
Balance at December 31, 2012	344,785,689	$345	$175,554	$(987)	$(148,785)	$26,127
Net loss	-	-	-	-	(8,167)	(8,167)
Nonvested shares issued	1,679,000	1	166	40	-	207
Nonvested shares withheld for taxes	(72,410)	-	(7)	-	-	(7)
Stock options issued	-	-	164	-	-	164
Warrants issued	-	-	2,316	-	-	2,316
Balance at March 31, 2013	346,392,279	$346	$178,193	$(947)	$(156,952)	$20,640

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
 (Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(8,964)	$(8,167)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion, depreciation and amortization	827	543
Amortization of deferred financing costs	280	277
Amortization of warrants	183	145
Share-based compensation	133	371
Changes in components of working capital:
Accounts receivable	(454)	(90)
Inventory	40	(31)
Prepaid expenses	(29)	(180)
Deposits	(6)	555
Accounts payable and accrued liabilities	2,703	(644)
Other, net	(5)	(6)
Net cash used in operating activities	(5,292)	(7,227)

Cash flows from investing activities:
Additions to oil and gas properties	(825)	(6,065)
Additions to other properties	(36)	(17)
Net cash used in investing activities	(861)	(6,082)

Cash flows from financing activities:
Net proceeds from credit facility	-	125
Net proceeds from secured note payable	-	58,500
Repayment of credit facility	-	(4,855)
Debt issue costs	(5)	(1,580)
Net cash provided by financing activities	(5)	52,190

Net increase (decrease) in cash and cash equivalents	(6,158)	38,881
Cash and cash equivalents--beginning of period	17,571	1,340
Cash and cash equivalents--end of period	$11,413	$40,221

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

Basis of Presentation.  The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to those rules and regulations.  The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Management believes that the information and disclosures provided herein are adequate to present fairly the consolidated financial position, results of operations and cash flows of the Company. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Annual Report").

Recently Issued Accounting Standards and Developments.  There were no recent accounting pronouncements at March 31, 2014 that materially affected our company.

2.  Going Concern and Liquidity

These consolidated financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company generated net losses of $8.9 million for the quarter ended March 31, 2014, and has accumulated net losses of $191.7 million since inception.  In addition, the Company has negative working capital, negative cash flows from operating activities and negative net worth.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required. Management may seek to secure additional capital by exploring potential strategic relationships or transactions involving one or more of our Production Sharing Contracts (“PSCs”), such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets or by obtaining additional debt, reserve based, project or equity-related financing. No assurances can be given that the Company will be successful in generating sufficient cash flow or obtaining additional financing or refinancing.  Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

All of our reserves are located in Shanxi Province, China. At December 31, 2013, our estimated net proved and net probable reserves were 67.5 billion cubic feet (“Bcf”) and 372.4 Bcf of CBM, respectively. At December 31, 2013, the standardized measure of our future net cash flows, discounted at 10 percent per annum, relating to our proved natural gas reserves was $151.8 million.

On June 12, 2010, CUCBM, our Chinese partner for the Shouyang production sharing contract ("PSC"), and Shanxi Province Guoxin Energy Development Group Limited (“SPG”) executed a gas sales agreement (the "Gas Sales Agreement"), to which we are an express beneficiary, to sell CBM produced in the CBM field governed by the Shouyang PSC. Gas sales under the Gas Sales Agreement with SPG commenced in the first quarter of 2011. As of March 31, 2014, gas sales proceeds to be collected were approximately $0.4 million, and were recorded in Accounts Receivable. We have funded our exploration and development activities primarily through the sale and issuance of common stock and proceeds received from the Notes (as defined below), the closing of the Facility Agreement (as defined below) and sales of CBM.

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

On January 14, 2013, the Company sold senior secured notes of FEEB (the “Notes”) and warrants to purchase common stock of FEEC (the “Warrants”) to certain institutional investors for $60.0 million of gross proceeds in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) thereof and Regulation S thereunder (the “Private Placement”). The Private Placement closed on January 15, 2013.  See Note 3 – Senior Secured Notes.

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

Our current work programs will satisfy the minimum exploration expenditures for our Shouyang PSC for 2014.  With respect to the Yunnan PSC, the Company and CUCBM have begun discussions that will likely result in the relinquishment of all of the Yunnan acreage covered by the Yunnan PSC.  The Company expects that any such relinquishment of the Yunnan PSC will be formalized during the second quarter of 2014. With respect to the PSC governing CBM production activities on the approximately 573,000 acres in the Qinnan Block of the Shanxi Province, we have halted activities on the Qinnan Block pending resolution of whether or not its exploration period will be extended as a result of certain force majeure claims.

Management may seek to secure additional capital by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets or by obtaining additional debt, reserve based, project or equity-related financing. However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through additional debt, reserve based, project or equity-related financing. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt, reserve based, project or equity-related financing are uncertain, and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult. There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction. There can be no guarantee of future capital acquisition, fundraising or exploration success.

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

The Notes are senior secured obligations of FEEB and are fully and unconditionally guaranteed by FEEC. The Notes were sold at an issue price of 100% of par for an aggregate principal amount of $60.0 million. The Notes accrue cash interest at a rate of 13.0% per year, which is paid semi-annually in arrears on June 30 and December 30 of each year, commencing on June 30, 2013. FEEB may, at its option, elect to pay interest “in kind” at a rate of 14.5% per year by issuing additional Notes with the first interest payment required to be paid in kind. The Notes will mature on January 15, 2016.  On July 1, 2013, the Company issued $3,987,501 aggregate principal amount of senior secured notes for the paid in kind interest that was due on June 30, 2013. On December 30, 2013, the Company issued $4,639,095 aggregate principal amount of senior secured notes for the paid in kind interest that was due on December 30, 2013.  Accrued interest was $2.5 million and $1.6 million at March 31, 2014 and 2013, respectively.

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

If we fail to comply with the covenants in the Indenture governing the Notes or the Facility Agreement or fail to pay the Facility Agreement in full or extend the maturity date of the Facility Agreement by July 15, 2014, it could lead to an event of default and the acceleration of the maturity of all outstanding debt under our Facility Agreement, as well as a cross default and acceleration of maturity under the Indenture governing the Notes.  We have assessed our current liquidity and financial condition, and have determined that the chances that the Company will not be able to pay the Facility Agreement in full or extend the maturity date of the Facility Agreement by July 15, 2014 are not remote. As a result, we have included both the Notes and the Facility Agreement in the current liabilities section of the balance sheet as of March 31, 2014.

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

Based on the utilization of BSOPM valuation technique, the Warrants were valued at approximately $2.5 million at time of issuance.   The amount was recorded as a debt discount to the Notes in the liabilities section and as additional paid-in capital in the equity section of the balance sheet.  The debt discount is accreted as interest expense periodically over the term of the Notes.  We have recorded an accretion amount of $0.2 million and $0.1 million for the  three-month periods ended March 31, 2014 and 2013, respectively.

In connection with the Notes, the Company incurred approximately $3.1 million of financing costs, which included among other items, 1.5 million warrants issued to the placement agent.  These warrants were valued at approximately $68,000 based on the same aforementioned BSOPM valuation technique.    The total financing costs of $3.1 million were allocated between the Notes and the Warrants in proportion to their respective fair values at time of issuance.  The costs related to the Warrants were recorded as an offset to the value of the Warrants in additional paid-in capital.  The costs related to the Notes were capitalized as deferred financing costs and amortized based on the effective interest method over the term of the Notes.  The objective of that method is to arrive at a periodic interest cost which represents a level effective rate over the term of the Notes on its face amount reduced by the unamortized discount and expense at the beginning of the period.  The effective interest rate for the Notes as calculated is 17.8% per annum.  We have recorded an amortization amount of $0.2 million for each of the three-month periods ended  March 31, 2014 and 2013.

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

During 2012, the Company entered into several amendments to the Facility Agreement with SCB which effectively extended the termination date of the Facility Agreement and the due date for payment of all accrued interest to January 15, 2013.  On January 15, 2013, FEEC and FEEB entered into the Fifth Amendment to provide for the extension of the maturity date thereof until January 15, 2014. The Fifth Amendment was subject to the repayment of $4.125 million of the outstanding principal amount and the repayment of $0.7 million of capitalized interest. The total amount of outstanding principal and capitalized interest under the Facility Agreement prior to the repayment of such amount was $25.8 million (which included $125,000 borrowed on January 11, 2013). In addition, accrued interest, amendment fees and certain transaction expenses were paid at closing out of the gross proceeds of the Private Placement. See Note 3 – Senior Secured Notes for discussion of the Private Placement.

On December 31, 2013, the Company entered into the Sixth Amendment to extend the maturity date of the Facility Agreement from January 15, 2014 to April 15, 2014.  The Sixth Amendment requires the Company to pay interest under the Facility Agreement on a monthly basis rather than on a quarterly basis.

On March 31, 2014, the Company entered into the Extension Agreement to extend the maturity date of the Facility Agreement from April 15, 2014 to July 15, 2014.  The Extension Agreement contains certain customary representations, warranties, releases and confirmations.

At March 31, 2014, the total amount drawn under the Facility Agreement was $21.0 million. The related accrued interest was $0.1 million and $0.6 million as of March 31, 2014 and 2013, respectively. The effective interest rate for the Facility Agreement is 11% per annum.

At March 31, 2014 and 2013, total financing costs in connection with the Facility Agreement were approximately $17,000 and $415,000, respectively. The costs related to the Facility Agreement were capitalized as deferred financing costs and amortized over the term of the Facility Agreement.  Amortization expense for the quarters ended March 31, 2014 and 2013 was $35,000 and $0.1 million, respectively.

5.  Oil and Gas Properties

The costs associated with our oil and gas properties include the following (in thousands):

	At March 31,	At December 31,
	2014	2013
Proved oil and gas properties	$90,585	$90,613

Unproved leasehold costs	275	275
Unproved oil and gas properties	14,456	14,311
Total unproved oil and gas properties	14,731	14,586
Accumulated depreciation, depletion and amortization	(4,559)	(3,865)

Total oil and gas properties, net	$100,757	$101,334

Unproved Leasehold Costs.  Unproved leasehold costs are composed of amounts we paid to MofCom and CUCBM pursuant to a PSC we entered into in 2002 with CUCBM to acquire the mineral rights in the Laochang area in the Yunnan Province.

Unproved Oil and Gas Properties. Unproved oil and gas property costs include only suspended well costs which are direct exploratory well costs pending determination of whether proved reserves have been discovered. Accounting guidance regarding capitalization of suspended well costs is provided by FASB ASC Topic 932. FASB ASC Topic 932 addresses whether there are circumstances under the successful efforts method of accounting for oil and gas producing activities that would permit the continued capitalization of exploratory well costs beyond one year, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are under way or firmly planned for the near future. Capitalization of costs should be continued beyond one year in cases where reserves for the project are not yet proven, but the Company demonstrates sufficient continuing progress toward assessing those reserves. For the capitalized costs at March 31, 2014, our assessment indicated that our current work programs demonstrated our efforts in making sufficient continuing progress toward assessing the reserves in the areas for which the costs were incurred. Therefore, we have continued to capitalize these costs.

The following table provides an aging of capitalized exploratory well costs based on the date the costs were incurred and the number of related wells for which these exploratory well costs have been capitalized for a period greater than one year (in thousands, except number of projects):

At March 31,
2014
Unevaluated exploratory well costs that have been capitalized for a period of one year or less	$11,034
Unevaluated exploratory well costs that have been capitalized for a period greater than one year (1)	3,422
Total unevaluated exploratory well costs	$14,456

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	1

(1)	Costs related to our exploratory project in the Shouyang Block in the Shanxi Province.

The following table reflects the net changes in capitalized exploratory well costs (in thousands):

At March 31,
2014
Beginning balance at January 1	$14,311
Additions to unevaluated exploratory well costs pending the determination of proved reserves	145
Reclassifications of wells, facilities, and equipment based on the determination of proved reserves	-
Reclassified to Proved Oil and Gas Properties per Shouyang Modification Agreement	-
Unevaluated exploratory well costs charged to expense	-
Ending balance at March 31	$14,456

6.  Asset Retirement and Environmental Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment at March 31, 2014 (in thousands):

At March 31, 2014
Carrying amount at beginning of period	$1,302
Liabilities incurred	-
Liabilities settled	-
Accretion expense	39
Settlement of obligation	-
Revisions	-
Carrying amount at end of period	$1,341

Current portion	$-
Noncurrent portion	$1,341

7.  Other Fixed Assets

Other fixed assets, net include the following (in thousands):

	At March 31,	At December 31,
	2014	2013
Other fixed assets	$2,626	$2,589
Accumulated depreciation	(1,383)	(1,289)
Other fixed assets, net	$1,243	$1,300

Other fixed assets include leasehold improvements, equipment and furniture.  Depreciation expense for the three-month periods ended March 31, 2014 and 2013 was approximately $94,000 and $73,000, respectively.

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

Shouyang Production Sharing Contract.   We are the operator under the Shouyang PSC to develop the Shouyang Block in Shanxi Province. The term of the Shouyang PSC consists of an exploration period, a development period and a production period. During the exploration period, we hold a 100% participating interest in the properties, and we must bear all exploration costs for discovering and evaluating CBM-bearing areas. We have negotiated and signed multiple amendments with our Chinese partner companies to extend the exploration period under our PSCs. As provided to date, the exploration period of Area A (approximately 15,988 acres or 64.7 square kilometers) of the Shouyang PSC has not expired, and is transitioning to the development phase; while the Exploration Period of Area B (approximately 272,581 acres or 1,103.1 square kilometers) of the Shouyang PSC runs until June 30, 2016.  Pursuant to the provisions of the Fifth Modification Agreement of the Shouyang PSC, the exploration period for Area A should automatically be extended from the original expiration date of June 30, 2015 as we await final approval of our overall development plan (“ODP”) application to transition Area A into the development phase, because we have submitted a report detailing CBM resources to CUCBM that reasonably complies with the Chinese CBM standards.  This report was submitted in connection with the development of an

ODP and such report was subsequently approved and certifications were received from all requisite levels of the MLR.  We have agreed that we will drill at least 39 additional wells in Area B by June 30, 2016.  Additionally we relinquished 121,255 acres (approximately 490.7 square kilometers) known as Area C in June 2013.The Shouyang PSC expires on July 1, 2032 unless extended.

The total acreage operated by the Company is approximately 288,569 acres (1,167.8 square kilometers) - Areas A and B of the Shouyang Block as referenced above.  Area A has recently been certified by the Chinese Ministry of Land Resources (the "MLR"), which is a step that is a necessary regulatory requirement to obtain a permanent development license. This portion of the block covers our pilot development wells located in the northern portion of the Shouyang Block (the "1H Pilot Area," the area of our current CBM sales) and a westward extension thereof. We have a 100% participating interest (subject to a net 3.5% revenue interest held by Phillips) in this portion of the block. With respect to Area B, CUCBM maintains the right to elect up to a 30% participating interest upon completion of certain milestones, and we retain the remaining participating interest in the contract area (subject to the 3.5% revenue interest held by Phillips).

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

Under the PSCs, we have committed to satisfy certain annual minimum exploration expenditure requirements for each PSC. Our minimum exploration expenditure requirement for each block is based on the minimum exploration expenditure requirements established by the MLR, subject to such additional commitments as may appear in any PSC modification agreements. The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by each PSC. As a result, the minimum exploration expenditure requirement for 2014 and the minimum exploration expenditure is approximately $1.9 million for the Shouyang PSC , based on the currency exchange rate between the U.S. Dollar to the Chinese Renminbi ("RMB") as of March 31, 2014. Any portion of the exploration expenditures that exceeds the current year's minimum exploration expenditure requirement cannot be carried forward for the satisfaction of the subsequent year's minimum requirement. On December 6, 2013, we extended the exploration period of the portion of the Shouyang Block identified as Area B until June 30, 2016, and agreed that we will drill at least 39 additional wells in Area B by June 30, 2016.   Under the Shouyang PSC, we are required to pay certain fees totaling $0.5 million for the year of 2014. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits.

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

Under the Qinnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements. As with the Shouyang PSC, our minimum expenditure requirement is based on the minimum exploration expenditure requirements of CNPC established by the MLR. The MLR sets its requirements by applying a minimum expenditure per square kilometer to the total acreage encompassed by each PSC. The annual minimum exploration expenditure requirement under the Qinnan PSC is approximately $3.8 million in the aggregate based on the currency exchange rate between the U.S. Dollar and the RMB as of March 31, 2014. These expenditure requirements are denominated in the RMB and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the RMB. Under the Qinnan PSC, we are also required to pay certain fees totaling $0.4 million annually. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits.   Because the stated expiration date for the exploration period for the Qinnan PSC occurred on June 30, 2009, and we have not yet received an extension, we have halted activities associated with the Qinnan Block pending receipt of an extension, should one ultimately be granted.  Accordingly, we ceased to accrue for the $0.4 million annual fees effective January 1, 2013.  We believe the $1.9 million amount accrued is sufficient to cover any obligation related to the fees should the extension be granted.

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

Under the Yunnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements. Our minimum exploration expenditure requirements for the blocks subject to the Yunnan PSC are based our negotiated agreement to extend the Yunnan PSC exploration period. We are currently obligated to drill a total of eight wells during the entire exploration period, as extended, spending at least $0.8 million (4,850,000 RMB) per year based on the current exchange rate between the U.S. Dollar and the RMB as of March 31, 2014. Under applicable MLR rules for minimum expenditure requirements, the annual minimum exploration expenditure requirement for the Yunnan PSC was approximately $1.8 million per year before the modification but reduced to $0.8 million per year with relinquishment of acreage, based on the currency exchange rate between the U.S. Dollar and the RMB as of March 31, 2014. As we had previously drilled five wells in the Laochang region during Phase II of the Yunnan exploration period, we were only obligated to drill an additional three wells before December 31, 2013 to satisfy the minimum work commitment.  To date, these three wells have not been drilled and we do not at this time intend to drill them.  The Company and CUCBM have begun discussions that will likely result in the relinquishment of all of the Yunnan acreage covered by the PSC.

These requirements are denominated in RMB and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the RMB. The MLR minimum expenditure requirements are a significant factor that influences our exploration work program. Under the Yunnan PSC, we were required to pay certain fees totaling $0.4 million for the year of 2014. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits. Based on the Yunnan modification agreement, the unfulfilled exploration work commitment will be added to the minimum exploration work commitment for the following year. If we terminate the Yunnan PSC and there exists an unfulfilled balance of the minimum exploration work commitment, we may be required to pay the balance to CUCBM.

9.  Common Stock

Shares Withheld for Taxes.  During the first three months of 2014, we withheld 49,139 shares of our common stock from the vesting of nonvested shares (also commonly referred to as "restricted stock") granted to employees to satisfy tax withholding obligations of approximately $6,000.  Once withheld, the shares were canceled and removed from the number of outstanding shares.  Accordingly, we reduced our common stock and our additional paid in capital on our consolidated balance sheet by an amount which equaled the fair market value of the withheld shares on the date of withholding and cancellation.  We subsequently remitted the amount withheld to the tax authority.

Outstanding Warrants.  A summary of warrants outstanding as of March 31, 2014 is as follows (in thousands, except exercise price):

Exercise Price	Warrants Outstanding	2014	2015	2017
$0.09	57,586	-	-	57,586
$0.54	290	290	-	-
$0.80	4,662	-	4,662	-
$1.25	4,623	4,623	-	-
Total	67,161	4,913	4,662	57,586

10.  Share-Based Compensation

We grant nonvested shares of common stock and options to purchase common stock to employees, members of the board of directors and consultants under our shareholder-approved 2005 Stock Incentive Plan (the "2005 Plan").  Grants prior to the adoption of the 2005 Plan and inducement grants associated with hiring of new employees and appointment of new directors were generally issued outside of the 2005 Plan.  During the first three months of 2014, we awarded options to purchase up to 325,000 shares of our common stock and 300,000 nonvested shares outside the 2005 Plan to a consultant.  During the first three months of 2013, we awarded options to purchase up to 3,610,000 shares of our common stock and 1,604,000 nonvested shares under the 2005 Plan to employees and members of the board of directors; and options to purchase up to 200,000 shares of our common stock and 75,000 nonvested shares outside the 2005 Plan to a consultant.  As of March 31, 2014, we had 8,819,700 shares available for awards under the 2005 Plan, of which 435,533 shares could be issued as nonvested shares or other full-valued stock-based awards.

We account for share-based compensation expense under FASB ASC Topic 718, Compensation – Stock Compensation ("ASC 718"). We measure the cost of employee and non-employee services received in exchange for stock options and other equity awards based on the grant date fair value of those awards.  We use the BSOPM to determine the grant date fair value of options and the closing share price on date of grant to determine the grant date fair value of nonvested shares.  We recognize the compensation expense over the period during which the grantee is required to provide service in exchange for the award.

The compensation expense is included in the Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Exploration Costs	$16	$73
General and Administrative	117	299
	$133	$372

The following table summarizes stock option transactions during the three-months ended March 31, 2014 (in thousands, except grant price):

	Options	Weighted Average Grant Price
Outstanding at January 1, 2014	13,557	$0.72
Granted	325	0.11
Forfeited	(100)	0.10
Cancelled	-	-
Expired	(400)	2.07
Outstanding at March 31, 2014	13,382	$0.67

Exercisable at March 31, 2014	10,866	$0.80

At March 31, 2014, the weighted average remaining contractual life for the stock options outstanding and exercisable was 5.62 years and 4.98 years, respectively.

The following table summarizes shares of nonvested stock transactions during the three-months ended March 31, 2014 (in thousands, except per share data):

	Nonvested Shares	Weighted Average Fair Value Per Share	Vest Date Fair Value
Outstanding at January 1, 2014	3,344	$0.27
Granted	300	0.11
Vested	(1,671)	0.34	$194
Forfeited	(107)	0.21
Withheld for Taxes	(49)	0.36
Outstanding at March 31, 2014	1,817	$0.20

As of March 31, 2014, we had approximately $0.5 million in total unrecognized compensation cost related to share-based compensation, of which $0.3 million was related to shares of nonvested stock grants and was recorded in unearned compensation on our consolidated balance sheets.  This cost is expected to be recognized over a weighted average period of 1.51 years at March 31, 2014.  This expected cost does not include the impact of any future share-based compensation awards.

11.  Supplemental Disclosures of Cash Flow Information

We use the indirect method to present cash flows from operating activities. Cash paid for interest expense for each of the three-month periods ended March 31, 2014 and 2013 was $0.9 million. Cash paid for income taxes for each of the three-month periods ended March 31, 2014 and 2013 was zero.  Other supplemental cash flow information for the three-month periods ended March 31, 2014 and 2013 is presented as follows (in thousands):

	2014	2013
Non-cash transactions:
Amortization of deferred financing costs	$280	$277
Non-cash share-based compensation	133	371
Asset retirement and environmental obligation	-	10

12. Subsequent Events

Subsequent events have been evaluated through the date financial statements were filed with the SEC.  There were no items that would have a material impact to the consolidated financial statements presented in this Form 10-Q.

PART 1.	FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Annual Report"), our unaudited consolidated financial statements and related notes included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, the risk factors contained herein and in our 2013 Annual Report, and all of the other information contained elsewhere in this report.  The terms "we," "us," "our," “the Company” and "our company" refer to Far East Energy Corporation and its subsidiaries, unless the context suggests otherwise. The term "FEEB" refers to Far East Energy (Bermuda), Ltd., a wholly-owned subsidiary, which conducts substantially all of our operations in China.

Overview.  We are a party to the Shouyang PSC with CUCBM, which provides for an operating interest in approximately 288,569 acres (1,167.8 square kilometers) in the Shanxi Province, which includes approximately 15,988 acres, or approximately 64.7 square kilometers (Area A), in the 1H Pilot Area for which the CBM resources have been certified by the MLR to support the request for a long-term development license and in which we hold a 100% participation interest.  As of December 31, 2013, we had estimated net proved gas reserves of 67.5 billion cubic feet (“Bcf”) with an associated standardized measure of our future net cash flows of proved reserves, discounted at 10 percent per annum of $151.8 million. This represents an increase of 32% over the net proved gas reserves of 51.3 Bcf as of December 31, 2012.  As of December 31, 2013, total net probable reserves were estimated to be 372.4 Bcf.

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

During the first three months of 2014, we continued our efforts to explore and develop CBM pursuant to our Shouyang PSC.  Currently, we have 95 wells connected to the gathering lines in the 1H Pilot Area.  Gas sales volume, net to the Company, was 116 million cubic feet (“MMcf”) during the three months ended March 31, 2014.  Sales volumes increased 49 MMcf, or 73%, compared to the three months ended March 31, 2013 due to increased production resulting from the 2013 drilling program.   Sales revenues increased 138% compared to the three months ended March 31, 2013 due to the increased 2014 gas contract price (up 42% from the 2013 gas contract price), as well as the increase in production.

We continued to employ numerous safety precautions to ensure the safety of our employees and independent contractors.  We also seek to conduct our operations in accordance with various laws and regulations concerning the environment, occupational safety and health.

We believe that good environmental, social, health and safety performance is an integral part of our business success. We conduct our business with respect and care for our employees, contractors, communities, and the environments in which we operate.  Our vision is zero harm to people and the environment while creating value for our shareholders as well as for China, including the regions and communities within which we operate.  Our commitment to these principles is demonstrated by the fact that we have had no lost-time accidents in over nine years and no major environmental incidents.  We have a commitment to being good corporate citizens of China, striving to emphasize and utilize very high levels of Chinese content in personnel, services, and equipment; and we have achieved very high percentages of

Chinese content in each category.

On November 28, 2011, FEEB and the Company entered into a facility agreement with SCB (the “Facility Agreement”). The Facility Agreement provided for a $25 million credit facility to be used for project costs with respect to the Shouyang Block, finance costs and other general corporate purposes approved by SCB. The Facility Agreement had an initial 9-month term and was subsequently extended. At March 31, 2014, the total amount drawn under the Facility Agreement was $21.0 million. In addition, the related accrued interest as of March 31, 2014 was $0.1 million.

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

Although we believe the results of our exploration activities in Shanxi Provinces to date have been favorable, we will need to complete more wells to achieve commercial viability in these provinces, which will require additional capital expenditures. Our current and future work programs for our PSCs will depend on our ability to raise additional capital to fund our exploration activities. Our current work programs are described below.

Shouyang Block, Shanxi Province.  We are a party to the Shouyang PSC with CUCBM, which provides for an operating interest in approximately 288,569 acres (1,167.8 square kilometers) in the Shanxi Province, which includes approximately 15,988 acres, or approximately 64.7 square kilometers (Area A), in the 1H Pilot Area for which the CBM resources have been certified by the MLR to support the request for a long-term development license and in which we hold a 100% participation interest.

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

Also we relinquished 121,255 acres (approximately 490.7 square kilometers) in June 2013.  With respect to the remaining approximately 272,581 acres (1,103.1 square kilometers), CUCBM maintains the right to elect up to a 30% participating interest upon completion of certain milestones, and we retain the remaining participating interest in the contract area, subject to the 3.5% revenue interest held by Phillips.

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

As noted above, we obtained our first certification from the MLR in June 2012 as to the 99.8 square kilometer area described above.  We have been in the process of preparing an application for a long-term development license for the area. We are also evaluating additional acreage for future MLR certification. After several revisions, the final draft of the Nanyanzhu ODP was finished and an internal review was completed. An external expert review was held on March 27, 2014, and the ODP passed review of the required external experts, and the expert group recommended that the relevant parties approve the ODP. We anticipate that this draft ODP report will be submitted to the National Development and Reform Commission ("NDRC") in May or June 2014 to receive a “Road Pass ODP.” The Road Pass ODP is anticipated to be awarded in the summer of 2014, allowing FEEB to apply for permits and approvals from local government bureaus in land use, grid power supply, environment protection, land reclamation, and safety. Vendors of six third parties have been engaged to compile supplementary reports needed to obtain various permits from local government bureaus that are required by the ODP process.  All of these permits and approvals, as well as the ODP report, will be submitted to NDRC again approximately by the first quarter of 2015. The Company expects to receive formal ODP approval by the end of June 2015.

The development period as to any CBM field covered by the Shouyang PSC will begin after the approval of the overall development plan for any such CBM field. As discussed above, CUCBM has agreed to waive its right to any participating interest share in approximately 15,988 acres (approximately 64.7 square kilometers) of the Shouyang Block. Thus, Far East will be entitled to a 100% participating interest share in the entirety of its 1H Pilot Area (subject to Phillips 3.5% revenue interest). Also CUCBM  has not currently elected to exercise its option to receive a 30% participating interest in any other CBM field that is developed in the Shouyang Block.

Effective January 1, 2014, the price received from SPG for CBM under the Gas Sales Agreement is 1.7 RMB per cubic meter (or $7.85 per Mcf, inclusive of $0.90 for VAT and $0.11 for provincial taxes, based on the March 31, 2014 exchange rate, before any applicable subsidies). The VAT portion of the sales price is refundable to the Company. The Gas Sales Agreement also provides for price adjustments in accordance with changes to the published Chinese national natural gas price and annual price adjustments based on the parties’ mutual agreement. If the parties do not agree on a new price, the then-current price shall continue in effect and either party may seek to resolve any pricing dispute pursuant to arbitration.

Additionally, the Chinese government and Shanxi provincial authorities enacted subsidies equal to 0.20 RMB and 0.05 RMB per cubic meter, respectively, for a total of 0.25 RMB per cubic meter. Effective January 1, 2014, the price received by CUCBM and FEEB, including subsidies for gas sales, is 1.95 RMB per cubic meter. The total price received is approximately $8.90 per Mcf after taxes, based on the March 31, 2014 exchange rate.

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

During the first quarter of 2014, no wells were spudded or fracture stimulated. Additionally, from inception of the Shouyang PSC through April 18, 2014, one well has been abandoned in the Shouyang Block.

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

The gross and net number of productive wells in the Shouyang Block as of April 18, 2014, after giving effect to CUCBM’s right to make participating elections in the Shouyang Block as if made on such date, was 127 and 121.6, respectively. Of these 127 wells, 106 are wells drilled in the initial 1H Pilot Area to expand the field to the west and 21 are appraisal wells. In addition to these wells, there are wells in various stages of drilling and fracing operations as noted above.

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

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report in connection with the audit of our financial statements for the years ended December 31, 2013 and 2012, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our financial statements as of March 31, 2014 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is possible that holders of our common stock could lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013:

The following table sets forth the natural gas sales data for the three-month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Natural Gas
Sale Volumes, net (Mcf)	115,845	66,948
Per Day Volumes, net (Mcf per day)	1,287	744

Average Gas Sales Price, net of taxes (per Mcf)	$6.84	$4.72
PRC National and Provincial Subsidies (per Mcf)	1.16	1.13
VAT Refund (per Mcf)	0.90	0.62
Total Gas Sales and Other Revenues (per Mcf)	$8.90	$6.47

Operating Revenue (in thousands)	$1,031	$433

Operating Revenue during the three months ended March 31, 2014 increased $0.6 million, or 138%, as compared to the same period a year ago due primarily to the increase in the number of producing wells connected to the gathering system and the increased 2014 gas contract price (up 42% from the 2013 gas contract price).

The table below sets out major components of our expenditures (in thousands):

	Three Months Ended March 31,
	2014	2013
Additions to Oil and Gas Properties (capitalized)
- Shouyang Block, Shanxi Province (1)	$117	$702
Exploration Expenditures (expensed)
- Shouyang Block, Shanxi Province	1,136	842
- Qinnan Block, Shanxi Province	6	116
- Laochang Block, Yunnan Province	147	253
- Total	1,289	1,211
Lease Operating Expenditures (expensed)
- Shouyang Block, Shanxi Province	2,408	1,239

Total Capital and Operating Expenditures	$3,814	$3,152

General and Administrative Expenses	$2,466	$2,870

(1)	Capitalized in the Consolidated Balance Sheets.

The table below sets out the operating expenses in the Consolidated Statements of Operations for the three-month periods ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Lease operating expense	$2,408	$1,239
Exploration costs	1,289	1,211
General and administrative	2,466	2,870
Depreciation, depletion and amortization	827	543
Total	$6,990	$5,863

The table below sets out components of exploration costs for the three–month periods ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Technical personnel compensation	$61	$106
PSC related payments	213	263
Contract drilling & related expenses	1,015	842
Total	$1,289	$1,211

Exploration costs for the three months ended March 31, 2014 increased by $0.1 million compared to the same period in 2013 due primarily to increases in contract drilling and related expenses of $0.1 million.

The table below sets out components of lease operating expense ("LOE") for the three-month periods ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Pumping Related Costs	$1,469	$833
Compression	286	176
Workovers	183	111
Supervision	470	119
Total	$2,408	$1,239

LOE for the three months ended March 31, 2014 was comprised of costs pertaining to the production and dewatering efforts in the Shouyang Block in Shanxi Province.  LOE for the three months ended March 31, 2014 increased $1.2 million compared to the same period in 2013 due primarily to increases in pumping related costs of $0.6 million, supervision of $0.4 million and compression of $0.1 million.

General and administrative ("G&A") expenses for the three months ended March 31, 2014 decreased $0.4 million primarily due to a $0.3 million decrease in payroll expenses and a $0.2 million decrease share-based compensation, partially offset by a $0.2 million increase in legal expenses.

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

On March 31, 2014, the Company entered into the Extension Agreement to extend the maturity date of the Facility Agreement from April 15, 2014 to July 15, 2014.  The Extension Agreement contains certain customary representations, warranties, releases and confirmations.

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

In addition to payment of the above amounts to SCB, FEEB and FEEC have used the net proceeds of the Private Placement for (i) drilling and development expenses for the Shouyang CBM project in the Shanxi Province in China, including drilling and completion expenses of appraisal wells, drilling and completion expenses of production wells, construction and installation of gathering and compression facilities and submission of an overall development plan for the project, (ii) general corporate purposes, including exploration costs for such project, operating costs on the Shouyang PSC and general and administrative expenses and (iii) transaction expenses. Under the securities purchase agreement for the Private Placement and the Indenture, FEEB and FEEC are obligated to apply the net proceeds according to the estimated amounts of each category set forth therein within an agreed range, provided that FEEC and FEEB shall apply not less than $21.6 million for the drilling and completion of production wells.

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

Our board of directors has the authority, without further action by the stockholders but subject to restrictions in the Warrant Agreement and Indenture, to issue up to 500 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500 million shares of Common Stock authorized under our charter documents, of which approximately 346.0 million shares were issued and outstanding as of March 31, 2014.

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

Cash Flows.  As of March 31, 2014, our balance in cash and cash equivalents was $11.4 million, a decrease of $6.2 million from the balance of $17.6 million as of December 31, 2013.  The decrease was due to $5.3 million used by operating activities and $0.9 million used by investing activities.

Cash used in operating activities for the three months ended March 31, 2014 was $5.3 million as compared to cash used in operating activities for the same period in 2013 of $7.2 million.  The decrease was primarily due to $0.2 million decrease in G&A expenses and $2.6 million favorable change in working capital, the decrease was offset by an increase of $1.2 million in LOE.

Cash used in investing activities for the three months ended March 31, 2014 was $0.9 million as compared to $6.1 million for the same period in 2013.  The decrease was primarily due to a decrease in additions to oil and gas properties of $5.2 million.

Cash used by financing activities for the three months ended March 31, 2014 was $5,000 as a result of financing costs related to the Extension Agreement.  Cash provided by financing activities for the three months ended March 31, 2013 was $52.2 million as a result of net proceeds from the Private Placement during the first quarter of 2013.

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

When you consider these forward-looking statements, you should keep in mind these factors, the risk factors set forth in our 2013 Annual Report and this Quarterly Report on Form 10-Q under "Item 1A. Risk Factors" and in other filings with the SEC and the other cautionary statements in this Quarterly Report on Form 10-Q. Our forward-looking statements speak only as of the date made. All subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

In addition to the U.S. Dollar, we conduct our business in RMB and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. In June 2010, China announced that it would gradually allow the RMB to float against the U.S. Dollar and, as a result, the Chinese currency is expected to slowly appreciate with respect to the U.S. Dollar. All of our costs to operate our Chinese offices are paid in RMB. Our exploration costs in China may be incurred under contracts denominated in RMB or U.S. Dollars. As of March 31, 2014, the U.S. Dollar ($) to RMB (¥) depreciated slightly at an exchange rate of about $1 to ¥6.16, compared to an exchange rate of $1 to ¥6.27 at March 31, 2013.  If the RMB appreciates with respect to the U.S. Dollar, our costs in China may increase. To date we have not engaged in hedging activities to hedge our foreign currency exposure. In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk. If the RMB had appreciated by 10% during the first quarter of 2014, our costs would have increased by approximately $0.4 million. If the RMB had depreciated by 10%, it is estimated that our costs would have been approximately $0.3 million lower in the first quarter of 2014.

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

Interest Rate Risk

Interest on our outstanding debt as of March 31, 2014 is both floating and fixed. Fixed rates are in place on our $60.0 million Senior Secured Notes due 2016 at 13.0 % per year (or 14.5% per year if FEEB elects to pay interest “in kind”) and floating rates are in place on $21.0 million of borrowings under our Facility Agreement due July 15, 2014.  Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate.  All other things being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change.  If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under the Facility Agreement.  As it relates to our variable rate debt, if variable interest rates increased by 1%, our interest expense for the first quarter of 2014 would have increased by approximately $53,000.  To date we have not engaged in hedging activities to hedge our interest rate exposure. In the future, we may enter into hedging instruments to manage our interest rate risk or continue to be subject to interest rate risk.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A - "Risk Factors" in our 2013 Annual Report, which could materially affect our business, financial condition, or future results.  The risks described in our 2013 Annual Report are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

As of March 31, 2014, on a consolidated basis, we had total senior secured indebtedness outstanding of approximately $89.6 million, consisting of $68.6 million aggregate principal amount of the Notes due January 15, 2016 and approximately $21.0 million aggregate principal amount under the Facility Agreement with SCB plus related accrued interest on such amounts due on July 15, 2014. The Notes and the Facility Agreement are cross-defaulted against one another. Subject to the restrictions in the Indenture and in the Facility Agreement, we may incur additional indebtedness. In addition, the Notes provide for paid in kind interest, which will add to the aggregate principal amount outstanding on each interest payment date in which we are required or elect to pay paid in kind interest. Our high level of indebtedness could have important consequences for an investment in us and significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

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

Our ability to make scheduled payments of debt principal and interest or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control.  We may not generate sufficient cash flows from operations in the future to both service our debt and make necessary capital expenditures.  If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.  In the absence of such cash flows, we could have substantial liquidity problems and might be required to sell material assets or operations in attempt to meet our debt service and other obligations.  Any proceeds we do receive from asset sales may not be adequate to meet our debt service obligations then due.  Our ability to refinance our indebtedness would depend upon the conditions in the capital markets and our financial condition at such time.  We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and have an adverse effect on our financial condition.  If we fail to comply with the covenants in the Indenture governing the Notes or the Facility Agreement or pay the Facility Agreement in full or extend the maturity date of the Facility Agreement by July 15, 2014, it could lead to an event of default and the acceleration of the maturity of all outstanding debt under our Facility Agreement, as well as a cross default and acceleration of maturity under the Indenture governing the Notes, and we may be forced to seek relief through a filing under the CCAA and Chapter 11 or Chapter 15 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy may be filed against us).

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

Issuer Withholdings and Subsequent Cancellations of Equity Securities

Column (a) in the tabulation below indicates shares which were withheld by us to satisfy tax withholding obligations that arose upon the vesting of shares of nonvested stock (also commonly referred to as restricted stock) during the first quarter of 2014.  Once withheld, these shares were cancelled and removed from the number of outstanding shares.  Currently, the Company does not have a share repurchase plan.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
January 2014	33,305	$0.25	-	-
February 2014	15,834	0.58	-	-
March 2014	-	-	-	-
Total	49,139	$0.36	-	-

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 45 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Date:  May 7, 2014

INDEX OF EXHIBITS

Exhibit Number	Description
3.1
Articles of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 15, 2005, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 17, 2005, and incorporated herein by reference).
31.1 †	Certification of Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 †	Certification of Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
32.2**	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. Sec. 1350.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	XBRL Taxonomy Extension Definition Linkbase
101.LAB†	XBRL Taxonomy Extension Label Linkbase
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase

**	Furnished herewith
†            Filed herewith