Form 10-Q
period 2014-06-30
FAR EAST ENERGY CORP
filed 2014-08-06
CIK 1124024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐                            No  ☒

Number of shares outstanding of the issuer’s common stock as of July 31, 2014.

UTitle of each classU	UNumber of sharesU
Common Stock, par value $0.001 per share	346,222,370

FAR EAST ENERGY CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FAR EAST ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$7,236	$17,571
Accounts receivable	411	161
Inventory	1,169	1,261
Prepaid expenses	528	490
Deposits	148	142
Other current assets	21	22
Total current assets	9,513	19,647

Property and equipment
Oil and gas properties (Successful efforts method)	105,403	105,199
Other property and equipment	2,638	2,589
Total property and equipment	108,041	107,788
Less accumulated depreciation, depletion and amortization	(6,798)	(5,154)
Total property and equipment, net	101,243	102,634

Deferred financing costs	1,697	2,227
Other long-term assets	1,118	604
Total assets	$113,571	$125,112

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$27,532	$15,842
Accrued liabilities	13,108	24,329
Credit facility	21,000	21,000
Secured notes payable (net of discount of $1,265 and $1,634, respectively)	72,337	66,992
Equipment lease	3	3
Total current liabilities	133,980	128,166

Equipment lease, net of current portion	11	12
Asset retirement and environmental obligations	1,382	1,302
Total liabilities	135,373	129,480

Commitments and contingencies (Note 8)

Stockholders' equity
Preferred stock, $0.001 par value, 500,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, and 346,222,370 and 346,078,509 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	346	346
Additional paid-in capital	178,703	178,584
Unearned compensation	(380)	(503)
Accumulated deficit	(200,471)	(182,795)
Total stockholders' equity	(21,802)	(4,368)
Total liabilities and stockholders' equity	$113,571	$125,112

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenues:
Gas sales	$874	$195	$1,666	$511
Other, net	263	73	502	190
Total operating revenues	1,137	268	2,168	701
Operating expenses:
Lease operating expense	1,695	1,103	4,103	2,342
Exploration costs	1,275	1,341	2,564	2,552
General and administrative	2,527	2,333	4,993	5,203
Depreciation, depletion and amortization	898	416	1,725	959
Total operating expenses	6,395	5,193	13,385	11,056
Operating loss	(5,258)	(4,925)	(11,217)	(10,355)
Other income (expense):
Interest expense	(3,470)	(2,919)	(6,762)	(5,549)
Interest income	2	1	3	2
Foreign currency transaction gain (loss)	14	(201)	300	(309)
Total other expense	(3,454)	(3,119)	(6,459)	(5,856)
Loss before income taxes	(8,712)	(8,044)	(17,676)	(16,211)
Income taxes	-	-	-	-
Net loss	$(8,712)	$(8,044)	$(17,676)	$(16,211)

Comprehensive loss	$(8,712)	$(8,044)	$(17,676)	$(16,211)

Net loss per share:
Basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.05)

Weighted average shares outstanding:
Basic and diluted	346,258	346,204	346,184	346,021

See the accompanying notes to the consolidated financial statements.

FAR EAST ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands Except Share Data)
(Unaudited)
	Common Stock		Additional			Total
	Number of	Par	Paid-In	Unearned	Accumulated	Stockholders'
	Shares	Value	Capital	Compensation	Deficit	Equity
For the Six Months Ended June 30, 2014
Balance at December 31, 2013	346,078,509	$346	$178,584	$(503)	$(182,795)	$(4,368)
Net loss	-	-	-	-	(17,676)	(17,676)
Nonvested shares issued	300,000	-	33	123	-	156
Nonvested shares withheld for taxes	(49,139)	-	(4)	-	-	(4)
Nonvested shares forfeited	(107,000)	-	-	-	-	-
Stock options issued	-	-	90	-	-	90
Balance at June 30, 2014	346,222,370	$346	$178,703	$(380)	$(200,471)	$(21,802)

For the Six Months Ended June 30, 2013
Balance at December 31, 2012	344,785,689	$345	$175,554	$(987)	$(148,785)	$26,127
Net loss	-	-	-	-	(16,211)	(16,211)
Nonvested shares issued	1,714,000	1	168	192	-	361
Nonvested shares withheld for taxes	(92,846)	-	(8)	-	-	(8)
Nonvested shares forfeited	(328,334)	-	-	-	-	-
Stock options issued	-	-	272	-	-	272
Warrants issued	-	-	2,384	-	-	2,384
Balance at June 30, 2013	346,078,509	$346	$178,370	$(795)	$(164,996)	$12,925

See the accompanying notes to consolidated financial statements.

FAR EAST ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
 (Unaudited)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(17,676)	$(16,211)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion, depreciation and amortization	1,725	959
Amortization of deferred financing costs	537	724
Amortization of warrants	369	327
Share-based compensation	246	634
Changes in components of working capital:
Accounts receivable and other assets	(763)	(192)
Inventory	92	(933)
Prepaid expenses	(38)	(385)
Deposits	(6)	473
Accounts payable and accrued liabilities	6,233	1,481
Other, net	(5)	(8)
Net cash used in operating activities	(9,286)	(13,131)

Cash flows from investing activities:
Additions to oil and gas properties	(992)	(8,313)
Additions to other properties	(49)	(95)
Net cash used in investing activities	(1,041)	(8,408)

Cash flows from financing activities:
Net proceeds from credit facility	-	125
Net proceeds from secured note payable	-	58,500
Repayment of credit facility	-	(4,855)
Repayment of capital lease	(1)	-
Debt issue costs	(7)	(1,790)
Net cash (used in) provided by financing activities	(8)	51,980

Net (decrease) increase in cash and cash equivalents	(10,335)	30,441
Cash and cash equivalents--beginning of period	17,571	1,340
Cash and cash equivalents--end of period	$7,236	$31,781

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

Recently Issued Accounting Standards and Developments.  There were no recent accounting pronouncements at June 30, 2014 that materially affected our company.

2.  Going Concern and Liquidity

These consolidated financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company generated net losses of $8.7 million for the quarter ended June 30, 2014, and has accumulated net losses of $200.5 million since inception.  In addition, the Company has negative working capital, negative cash flows from operating activities and negative net worth.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required. Management is seeking to secure additional capital by exploring potential strategic relationships or transactions involving one or more of our Production Sharing Contracts (“PSCs”), such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets or by obtaining additional debt, reserve based, project or equity-related financing. No assurances can be given that the Company will be successful in generating sufficient cash flow or obtaining additional financing or refinancing.  Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

All of our reserves are located in Shanxi Province, China. At December 31, 2013, our estimated net proved and net probable reserves were 67.5 billion cubic feet (“Bcf”) and 372.4 Bcf of CBM, respectively. At December 31, 2013, the standardized measure of our future net cash flows, discounted at 10 percent per annum, relating to our proved natural gas reserves was $151.8 million.

On June 12, 2010, CUCBM, our Chinese partner for the Shouyang PSC, and Shanxi Province Guoxin Energy Development Group Limited (“SPG”) executed a gas sales agreement (the "Gas Sales Agreement"), to which we are an express beneficiary, to sell CBM produced in the CBM field governed by the Shouyang PSC. Gas sales under the Gas Sales Agreement with SPG commenced in the first quarter of 2011. As of June 30, 2014, gas sales proceeds to be collected were approximately $0.4 million, and were recorded in Accounts Receivable. We have funded our exploration and development activities primarily through the sale and issuance of common stock and proceeds received from the Notes (as defined below), the closing of the Facility Agreement (as defined below) and sales of CBM.

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

On January 14, 2013, the Company sold senior secured notes of FEEB (the “Notes”) and warrants to purchase common stock of FEEC (the “Warrants”) to certain institutional investors for $60.0 million of gross proceeds in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation S thereunder (the “Private Placement”). The Private Placement closed on January 15, 2013.  See Note 3 – Senior Secured Notes.

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

On December 31, 2013, the Company entered into the Sixth Amendment to the Facility Agreement (the “Sixth Amendment”) to, among other things, extend the maturity date of the Facility Agreement from January 15, 2014 to April 15, 2014.  The Sixth Amendment also requires the Company to pay interest under the Facility Agreement on a monthly basis rather than on a quarterly basis.

On March 31, 2014, the Company entered into the Extension Agreement to the Facility Agreement (the “Extension Agreement”) to, among other things, extend the maturity date of the Facility Agreement from April 15, 2014 to July 15, 2014.  The Extension Agreement contained certain customary representations, warranties, releases and confirmations.

On July 9, 2014, the Company entered into the Second Extension Agreement to the Facility Agreement (the “Second Extension Agreement”) to, among other things, extend the maturity date of the Facility Agreement from July 15, 2014 to September 15, 2014.  The Extension Agreement contained certain customary representations, warranties, releases and confirmations.

Our current work programs will satisfy the minimum exploration expenditures for our Shouyang PSC for 2014.  With respect to the Yunnan PSC, the Company and CUCBM have begun discussions that will likely result in the relinquishment of all of the Yunnan acreage covered by the Yunnan PSC.  The Company expects that any such relinquishment of the Yunnan PSC will be formalized during the second half of 2014. With respect to the PSC governing CBM production activities on the approximately 573,000 acres in the Qinnan Block of the Shanxi Province, we have halted activities on the Qinnan Block pending resolution of whether or not its exploration period will be extended as a result of certain force majeure claims.

Management is seeking to secure additional capital by exploring potential strategic relationships or transactions involving one or more of our PSCs, such as a joint venture, farmout, merger, acquisition or sale of some or all of our assets or by obtaining additional debt, reserve based, project or equity-related financing. However, there can be no assurance that we will be successful in entering into any strategic relationship or transaction, securing capital or raising funds through additional debt, reserve based, project or equity-related financing. In addition, the terms and conditions of any potential strategic relationship or transaction or of any debt, reserve based, project or equity-related financing are uncertain, and we cannot predict the timing, structure or other terms and conditions or the consideration that may be paid with respect to any transaction or offering of securities and whether the consideration will meet or exceed our offering price. Under certain circumstances, the structure of a strategic transaction may require the approval of the Chinese authorities, which could delay closing or make the consummation of a transaction more difficult. There can be no assurance that the Chinese authorities will provide the approvals necessary for a transaction. There can be no guarantee of future capital acquisition, fundraising or exploration success.

3. Senior Secured Notes

On January 14, 2013, FEEC and FEEB entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain purchasers (the “Purchasers”) under which FEEC and FEEB agreed to sell, and the Purchasers agreed to purchase, the Notes and Warrants for $60.0 million of gross proceeds in the Private Placement. The Warrants provide the holders the right to purchase up to 56,086,439 shares of FEEC common stock at an exercise price of $0.085 per share.  The Warrants will expire on December 31, 2017. The Private Placement closed on January 15, 2013.

The Notes are senior secured obligations of FEEB and are fully and unconditionally guaranteed by FEEC. The Notes were sold at an issue price of 100% of par for an aggregate principal amount of $60.0 million. The Notes accrue cash interest at a rate of 13.0% per year, which is paid semi-annually in arrears on June 30 and December 30 of each year, commencing on June 30, 2013. FEEB may, at its option, elect to pay interest “in kind” at a rate of 14.5% per year by issuing additional Notes with the first interest payment required to be paid in kind. The Notes will mature on January 15, 2016.  On July 1, 2013, the Company issued $3,987,501 aggregate principal amount of senior secured notes for the paid in kind interest that was due on June 30, 2013. On December 30, 2013, the Company issued $4,639,095 aggregate principal amount of senior secured notes for the paid in kind interest that was due on December 30, 2013.  On June 30, 2014, the Company issued $4,975,428 aggregate principal amount of senior secured notes for the paid in kind interest that was due on June 30, 2014.  At June 30, 2014, the balance of the senior secured notes is $73.6 million.

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

If we fail to comply with the covenants in the Indenture governing the Notes or the Facility Agreement or fail to pay the Facility Agreement in full or extend the maturity date of the Facility Agreement by September 15, 2014, it could lead to an event of default and the acceleration of the maturity of all outstanding debt under our Facility Agreement, as well as a cross default and acceleration of maturity under the Indenture governing the Notes.  We have assessed our current liquidity and financial condition, and have determined that the chances that the Company will not be able to pay the Facility Agreement in full or extend the maturity date of the Facility Agreement by September 15, 2014 are not remote. As a result, we have included both the Notes and the Facility Agreement in the current liabilities section of the balance sheet as of June 30, 2014.

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

Based on the utilization of BSOPM valuation technique, the Warrants were valued at approximately $2.5 million at time of issuance.   The amount was recorded as a debt discount to the Notes in the liabilities section and as additional paid-in capital in the equity section of the balance sheet.  The debt discount is accreted as interest expense periodically over the term of the Notes.  We have recorded an accretion amount of $0.4 million and $0.3 million for the six-month periods ended June 30, 2014 and 2013, respectively.

In connection with the Notes, the Company incurred approximately $3.1 million of financing costs, which included among other items, 1.5 million warrants issued to the placement agent.  These warrants were valued at approximately $68,000 based on the same aforementioned BSOPM valuation technique.    The total financing costs of $3.1 million were allocated between the Notes and the Warrants in proportion to their respective fair values at time of issuance.  The costs related to the Warrants were recorded as an offset to the value of the Warrants in additional paid-in capital.  The costs related to the Notes were capitalized as deferred financing costs and amortized based on the effective interest method over the term of the Notes.  The objective of that method is to arrive at a periodic interest cost which represents a level effective rate over the term of the Notes on its face amount reduced by the unamortized discount and expense at the beginning of the period.  The effective interest rate for the Notes as calculated is 17.8% per annum.  We have recorded an amortization amount of $0.5 million and $0.4 million for the six-month periods ended  June 30, 2014 and 2013, respectively.

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

On December 31, 2013, the Company entered into the Sixth Amendment to, among other things,  extend the maturity date of the Facility Agreement from January 15, 2014 to April 15, 2014.  The Sixth Amendment also requires the Company to pay interest under the Facility Agreement on a monthly basis rather than on a quarterly basis.

On March 31, 2014, the Company entered into the Extension Agreement to, among other things, extend the maturity date of the Facility Agreement from April 15, 2014 to July 15, 2014.  The Extension Agreement contained certain customary representations, warranties, releases and confirmations.

On July 9, 2014, the Company entered into the Second Extension Agreement to, among other things, extend the maturity date of the Facility Agreement from July 15, 2014 to September 15, 2014.  The Extension Agreement contained certain customary representations, warranties, releases and confirmations.

At June 30, 2014, the total amount drawn under the Facility Agreement was $21.0 million. The related accrued interest was $0.1 million and $0.5 million as of June 30, 2014 and 2013, respectively. At June 30, 2014, the effective interest rate for the Facility Agreement was 10.7% per annum.

At June 30, 2014 and 2013, total financing costs in connection with the Facility Agreement were approximately $19,000 and $0.6 million, respectively. The costs related to the Facility Agreement were capitalized as deferred financing costs and amortized over the term of the Facility Agreement.  Amortization expense for the six-months ended June 30, 2014 and 2013 was $43,000 and $0.3 million, respectively.

5.  Oil and Gas Properties

The costs associated with our oil and gas properties include the following (in thousands):

	At June 30,	At December 31,
	2014	2013
Proved oil and gas properties	$90,583	$90,613

Unproved leasehold costs	275	275
Unproved oil and gas properties	14,545	14,311
Total unproved oil and gas properties	14,820	14,586
Accumulated depreciation, depletion and amortization	(5,329)	(3,865)

Total oil and gas properties, net	$100,074	$101,334

Unproved Leasehold Costs.  Unproved leasehold costs are composed of amounts we paid to MofCom and CUCBM pursuant to a PSC we entered into in 2002 with CUCBM to acquire the mineral rights in the Laochang area in the Yunnan Province.

Unproved Oil and Gas Properties. Unproved oil and gas property costs include only suspended well costs which are direct exploratory well costs pending determination of whether proved reserves have been discovered. Accounting guidance regarding capitalization of suspended well costs is provided by FASB ASC Topic 932. FASB ASC Topic 932 addresses whether there are circumstances under the successful efforts method of accounting for oil and gas producing activities that would permit the continued capitalization of exploratory well costs beyond one year, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are under way or firmly planned for the near future. Capitalization of costs should be continued beyond one year in cases where reserves for the project are not yet proven, but the Company demonstrates sufficient continuing progress toward assessing those reserves. For the capitalized costs at June 30, 2014, our assessment indicated that our current work programs demonstrated our efforts in making sufficient continuing progress toward assessing the reserves in the areas for which the costs were incurred. Therefore, we have continued to capitalize these costs.

The following table provides an aging of capitalized exploratory well costs based on the date the costs were incurred and the number of related wells for which these exploratory well costs have been capitalized for a period greater than one year (in thousands, except number of projects):

At June 30,
2014
Unevaluated exploratory well costs that have been capitalized for a period of one year or less	$5,499
Unevaluated exploratory well costs that have been capitalized for a period greater than one year (1)	9,046
Total unevaluated exploratory well costs	$14,545

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	1

(1)	Costs related to our exploratory project in the Shouyang Block in the Shanxi Province.

The following table reflects the net changes in capitalized exploratory well costs (in thousands):

At June 30,
2014
Beginning balance at January 1	$14,311
Additions to unevaluated exploratory well costs pending the determination of proved reserves	234
Reclassifications of wells, facilities, and equipment based on the determination of proved reserves	-
Reclassified to Proved Oil and Gas Properties per Shouyang Modification Agreement	-
Unevaluated exploratory well costs charged to expense	-
Ending balance at June 30	$14,545

6.  Asset Retirement and Environmental Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment at June 30, 2014 (in thousands):

At June 30, 2014
Carrying amount at beginning of period	$1,302
Liabilities incurred	-
Liabilities settled	-
Accretion expense	80
Settlement of obligation	-
Revisions	-
Carrying amount at end of period	$1,382

Current portion	$-
Noncurrent portion	$1,382

7.  Other Fixed Assets

Other fixed assets, net include the following (in thousands):

	At June 30,	At December 31,
	2014	2013
Other fixed assets	$2,638	$2,589
Accumulated depreciation	(1,469)	(1,289)
Other fixed assets, net	$1,169	$1,300

Other fixed assets include leasehold improvements, equipment and furniture.  Depreciation expense for the six-month periods ended June 30, 2014 and 2013 was approximately $180,000 and $146,000, respectively.  Depreciation expense for the three-month periods ended June 30, 2014 and 2013 was approximately $86,000 and $73,000, respectively.

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

Shouyang Production Sharing Contract.   We are the operator under the Shouyang PSC to develop the Shouyang Block in Shanxi Province. The term of the Shouyang PSC consists of an exploration period, a development period and a production period. During the exploration period, we hold a 100% participating interest in the properties, and we must bear all exploration costs for discovering and evaluating CBM-bearing areas. We have negotiated and signed multiple amendments with our Chinese partner companies to extend the exploration period under our PSCs. As provided to date, the exploration period of Area A (approximately 15,988 acres or 64.7 square kilometers) of the Shouyang PSC has not expired, and is transitioning to the development phase; while the exploration period of Area B (approximately 272,581 acres or 1,103.1 square kilometers) of the Shouyang PSC runs until June 30, 2016.  Area A will exit the exploration period and commence the development period when the overall development program (“ODP”) receives final regulatory approvals.  Until such time, Area A technically operates under the exploration period pursuant to the provisions of the Fifth Modification Agreement of the Shouyang PSC (the “Fifth

MA”).  The Fifth MA provides that the exploration period for part of the Contract Area will be extended without any further agreement from CUCBM for areas awaiting approval of an ODP.  We have submitted a report detailing CBM resources to CUCBM that reasonably complies with the Chinese CBM standards.  This report was submitted in connection with the development of an ODP and such report was subsequently approved and certifications were received from all requisite levels of the MLR.  We have agreed that we will drill at least 39 additional wells in Area B by June 30, 2016.  Additionally we relinquished 121,255 acres (approximately 490.7 square kilometers) known as Area C in June 2013.  The Shouyang PSC expires on July 1, 2032 unless extended.

The total acreage operated by the Company is approximately 288,569 acres (1,167.8 square kilometers) - Areas A and B of the Shouyang Block as referenced above.  Area A has recently been certified by the MLR, which is a step that is a necessary regulatory requirement to obtain a permanent development license. This portion of the block covers our pilot development wells located in the northern portion of the Shouyang Block (the "1H Pilot Area," the area of our current CBM sales) and a westward extension thereof. We have a 100% participating interest (subject to a net 3.5% revenue interest held by Phillips China, Inc., a subsidiary of ConocoPhillips ("Phillips") in this portion of the block. With respect to Area B, CUCBM maintains the right to elect up to a 30% participating interest upon completion of certain milestones, and we retain the remaining participating interest in the contract area (subject to the 3.5% revenue interest held by Phillips).

During the exploration period, FEEB must complete at least the minimum work program and seek commercial deposits of CBM that can be developed in commercially paying quantities. In order to shift from the exploration period to the development period, an overall development plan is prepared and submitted for governmental approval for a long-term development license for a particular CBM field. The preparation of an overall development plan to submit as part of the application for a long-term development license will require certification in accordance with MLR standards, as well as technical, commercial, environmental, health and safety plans demonstrating how the CBM field will be developed for the exploitation of CBM located therein. Currently, we and CUCBM have been in the process of jointly preparing an application for an overall development plan for approximately 24,661 acres (99.8 square kilometers) located in the northern portion of the Shouyang Block, which has been submitted to the National Energy Administration (“NEA”) of the National Development and Reform Commission (“NDRC”) on June 16, 2014.

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

Under the PSCs, we have committed to satisfy certain annual minimum exploration expenditure requirements for each PSC. Our minimum exploration expenditure requirement for each block is based on the minimum exploration expenditure requirements established by the MLR, subject to such additional commitments as may appear in any PSC modification agreements. The MLR sets its requirements by applying a minimum expenditure per acre to the total acreage encompassed by each PSC. As a result, the minimum exploration expenditure requirement for 2014 is approximately $1.9 million for the Shouyang PSC, based on the currency exchange rate between the U.S. Dollar to the Chinese Renminbi ("RMB") as of June 30, 2014. Any portion of the exploration expenditures that exceeds the current year's minimum exploration expenditure requirement cannot be carried forward for the satisfaction of the subsequent year's minimum requirement. On December 6, 2013, we extended the exploration period of the portion of the Shouyang Block identified as Area B until June 30, 2016, and agreed that we will drill at least 39 additional wells in Area B by June 30, 2016.   Under the Shouyang PSC, we are required to pay certain fees totaling $0.5 million for the year of 2014. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits.

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

Under the Qinnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements. As with the Shouyang PSC, our minimum expenditure requirement is based on the minimum exploration expenditure requirements of CNPC established by the MLR. The MLR sets its requirements by applying a minimum expenditure per square kilometer to the total acreage encompassed by each PSC. The annual minimum exploration expenditure requirement under the Qinnan PSC is approximately $3.8 million in the aggregate based on the currency exchange rate between the U.S. Dollar and the RMB as of June 30, 2014. These expenditure requirements are denominated in the RMB and, therefore, are subject to fluctuations in the currency exchange rate between the U.S. Dollar and the RMB. Under the Qinnan PSC, we are also required to pay certain fees totaling $0.4 million annually. These fees include assistance fees, training fees, fees for CBM exploration rights and salaries and benefits.   Because the stated expiration date for the exploration period for the Qinnan PSC occurred on June 30, 2009, and we have not yet received an extension, we have halted activities associated with the Qinnan Block pending receipt of an extension, should one ultimately be granted.  Accordingly, we ceased to accrue for the $0.4 million annual fees effective January 1, 2013.  We believe the $1.9 million amount accrued is sufficient to cover any obligation related to the fees should the extension be granted.

Yunnan Production Sharing Contract.   On January 25, 2002, we entered into a PSC to develop two areas in Yunnan Province: (1) the Enhong area, which covers approximately 145,198 acres (587.6 square kilometers), and (2) the Laochang area, which covers approximately 119,327 acres (482.9 square kilometers) ( the "Yunnan PSC"). FEEB is the operator under the Yunnan PSC. The term of the Yunnan PSC consists of an exploration period, a development period and a production period. The exploration period is divided into two phases, Phase I and Phase II. We have completed Phase I and are operating in Phase II. During the fourth quarter of 2011, we signed a modification agreement to the Yunnan PSC, which was approved by MofCom on June 15, 2012 and extended the exploration period until December 31, 2013, in exchange for allowing CUCBM to proceed at its sole risk with a 100% participating interest in the 145,198 acres (587.6 square kilometers) in the Enhong part of the Yunnan PSC contract area (hence, our interest in the Yunnan PSC now comprises the Laochang area only, and is called the Laochang Block). The exploration period expired on December 31, 2013 and was not amended or extended. Following expiration of the exploration period, we had the right to elect to continue the process of trying to convert portions of the Laochang Area into MLR certified areas in order to transition these areas into the process for a long-term development license and the development period for certain areas. Any acreage that was not at or past the stage of submittal of a technical report to CUCBM that reasonably met the criteria for MLR certification would be relinquished unless the parties otherwise agree.  We have been evaluating this acreage with an exploratory drilling program, and while we believe the acreage to have potential, we have chosen to focus our capital and resources upon the high permeability/high gas content acreage in Shouyang and in light of the continued lack of infrastructure in Yunnan.  The Company and CUCBM have begun discussions that will likely result in the relinquishment of all of the Yunnan acreage covered by the PSC.  The Company expects that any such relinquishment of the PSC will be formalized during the second half of 2014.

Under the Yunnan PSC, we have committed to satisfy certain annual minimum exploration expenditure requirements. Our minimum exploration expenditure requirements for the blocks subject to the Yunnan PSC are based our negotiated agreement to extend the Yunnan PSC exploration period. We are currently obligated to drill a total of eight wells during the entire exploration period, as extended, spending at least $0.8 million (4,850,000 RMB) per year based on the current exchange rate between the U.S. Dollar and the RMB as of June 30, 2014. Under applicable MLR rules for minimum expenditure requirements, the annual minimum exploration expenditure requirement for the Yunnan PSC was approximately $1.8 million per year before the modification but reduced to $0.8 million per year with relinquishment of acreage, based on the currency exchange rate between the U.S. Dollar and the RMB as of June 30, 2014. As we had previously drilled five wells during Phase I and eight wells during Phase II of the Yunnan exploration period in the Yunnan region, we have satisfied the minimum work commitment. The Company and CUCBM have begun discussions that will likely result in the relinquishment of all of the Yunnan acreage covered by the PSC.

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

9.  Common Stock

Shares Withheld for Taxes.  During the first half of 2014, we withheld 49,139 shares of our common stock from the vesting of nonvested shares (also commonly referred to as "restricted stock") granted to employees to satisfy tax withholding obligations of approximately $6,000.  Once withheld, the shares were canceled and removed from the number of outstanding shares.  Accordingly, we reduced our common stock and our additional paid in capital on our consolidated balance sheet by an amount which equaled the fair market value of the withheld shares on the date of withholding and cancellation.  We subsequently remitted the amount withheld to the tax authority.

Outstanding Warrants.  A summary of warrants outstanding as of June 30, 2014 is as follows (in thousands, except exercise price):

	Warrants	Expiration
Exercise Price	Outstanding	2014	2015	2017
$0.09	57,586	-	-	57,586
$0.54	290	290	-	-
$0.80	4,662	-	4,662	-
$1.25	4,623	4,623	-	-
Total	67,161	4,913	4,662	57,586

10.  Share-Based Compensation

We grant nonvested shares of common stock and options to purchase common stock to employees, members of the board of directors and consultants under our shareholder-approved 2005 Stock Incentive Plan (the "2005 Plan").  Grants prior to the adoption of the 2005 Plan and inducement grants associated with hiring of new employees and appointment of new directors were generally issued outside of the 2005 Plan.  During the first six months of 2014, we awarded options to purchase up to 325,000 shares of our common stock and 300,000 nonvested shares outside the 2005 Plan to a consultant.  During the first six months of 2013, we awarded options to purchase up to 3,610,000 shares of our common stock and 1,604,000 nonvested shares under the 2005 Plan to employees and members of the board of directors; and options to purchase up to 325,000 shares of our common stock and 110,000 nonvested shares outside the 2005 Plan to consultants.  As of June 30, 2014, we had 8,819,700 shares available for awards under the 2005 Plan, of which 435,533 shares could be issued as nonvested shares or other full-valued stock-based awards.

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

The compensation expense is included in the Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Exploration Costs	$16	$39	$32	$88
General and Administrative	97	223	214	546
	$113	$262	$246	$634

The following table summarizes stock option transactions during the six-months ended June 30, 2014 (in thousands, except grant price):

	Options	Weighted Average Grant Price
Outstanding at January 1, 2014	13,557	$0.72
Granted	325	0.11
Forfeited	(100)	0.10
Cancelled	-	-
Expired	(1,600)	2.02
Outstanding at June 30, 2014	12,182	$0.55

Exercisable at June 30, 2014	9,698	$0.64

At June 30, 2014, the weighted average remaining contractual life for the stock options outstanding and exercisable was 5.93 years and 5.34 years, respectively.

The following table summarizes shares of nonvested stock transactions during the six-months ended June 30, 2014 (in thousands, except per share data):

	Nonvested Shares	Weighted Average Fair Value Per Share	Vest Date Fair Value
Outstanding at January 1, 2014	3,344	$0.27
Granted	300	0.11
Vested	(1,732)	0.33	$199
Forfeited	(107)	0.21
Withheld for Taxes	(49)	0.36
Outstanding at June 30, 2014	1,756	$0.20

As of June 30, 2014, we had approximately $0.4 million in total unrecognized compensation cost related to share-based compensation, of which $0.2 million was related to shares of nonvested stock grants and was recorded in unearned compensation on our consolidated balance sheets.  This cost is expected to be recognized over a weighted average period of 1.35 years at June 30, 2014.  This cost does not include the impact of any future share-based compensation awards.

11.  Supplemental Disclosures of Cash Flow Information

We use the indirect method to present cash flows from operating activities. Cash paid for interest expense for each of the six-month periods ended June 30, 2014 and 2013 was $1.5 million. Cash paid for income taxes for each of the six-month periods ended June 30, 2014 and 2013 was zero.  Other supplemental cash flow information for each of the six-month periods ended June 30, 2014 and 2013 is presented as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Non-cash transactions:
Amortization of deferred financing costs	$537	$724
Non-cash share-based compensation	246	634
Asset retirement and environmental obligation	-	99

12. Subsequent Events

Subsequent events have been evaluated through the date financial statements were filed with the SEC.  There were no items that would have a material impact to the consolidated financial statements presented in this Form 10-Q.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Annual Report"), our unaudited consolidated financial statements and related notes included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, the risk factors contained herein and in our 2013 Annual Report, and all of the other information contained elsewhere in this report.  The terms "we," "us," "our," “the Company” and "our company" refer to Far East Energy Corporation and its subsidiaries, unless the context suggests otherwise. The term "FEEB" refers to Far East Energy (Bermuda), Ltd., our wholly-owned subsidiary, which conducts substantially all of our operations in China.

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

During the first six months of 2014, we continued our efforts to explore and develop CBM pursuant to our Shouyang PSC.  Currently, we have 95 wells connected to the gathering lines in the 1H Pilot Area, 70 of which are currently producing gas.  Gas sales volume, net to the Company, was 244 million cubic feet (“MMcf”) during the six months ended June 30, 2014.  Sales volumes increased 136 MMcf, or 126%, compared to the six months ended June 30, 2013 due to increased production resulting from the 2013 drilling program.   Sales revenues increased 209% compared to the six months ended June 30, 2013 due to the increased 2014 gas contract price (up 42% from the 2013 gas contract price), as well as the increase in production.

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

On November 28, 2011, FEEB and the Company entered into a facility agreement with SCB (the “Facility Agreement”). The Facility Agreement provided for a $25 million credit facility to be used for project costs with respect to the Shouyang Block, finance costs and other general corporate purposes approved by SCB. The Facility Agreement had an initial 9-month term and was subsequently extended. At June 30, 2014, the total amount drawn under the Facility Agreement was $21.0 million. In addition, the related accrued interest as of June 30, 2014 was $0.1 million.

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

On December 31, 2013, the Company entered into the Sixth Amendment to the Facility Agreement (the "Sixth Amendment"), to, among other things, extend the maturity date of the Facility Agreement from January 15, 2014 to April 15, 2014.  The Sixth Amendment also requires the Company to pay interest under the Facility Agreement on a monthly basis rather than a quarterly basis.

On March 31, 2014, the Company entered into the Extension Agreement to the Facility Agreement (the “Extension Agreement”) to, among other things, extend the maturity date of the Facility Agreement from April 15, 2014 to July 15, 2014.  The Extension Agreement contained certain customary representations, warranties, releases and confirmations.

On July 9, 2014, the Company entered into the Second Extension Agreement to the Facility Agreement (the “Second Extension Agreement”) to, among other things, extend the maturity date of the Facility Agreement from July 15, 2014 to September 15, 2014.  The Extension Agreement contained certain customary representations, warranties, releases and confirmations.

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

Although we believe the results of our exploration activities in Shanxi Province to date have been favorable, we will need to complete more wells to achieve commercial viability in this province, which will require additional capital expenditures. Our current and future work programs for our PSCs will depend on our ability to raise additional capital to fund our exploration activities. Our current work programs are described below.

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

In exchange for CUCBM’s election to forego its participation rights to the approximately 15,988 acres, or approximately 64.7 square kilometers comprising Area A, that have received MLR certification, in April 2012 we elected to forgo our rights to approximately 8,673 acres (35.1 square kilometers) of the original Shouyang PSC, which had also been certified by the MLR, allowing CUCBM to proceed independently at its sole risk to develop this area. We believe that this is an advantageous arrangement for us because it provides us with a 100% participating interest (subject to a net 3.5% revenue interest held by Phillips China, Inc., a subsidiary of ConocoPhillips ("Phillips") in the approximately 15,988 acre (approximately 64.7 square kilometer) area, which contains all of the wells in the 1H Pilot Area (the area of our current CBM sales) and the planned expansion thereof.

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

The preparation of an Overall Development Plan (“ODP”) to be submitted jointly with CUCBM as part of the application for a long-term development license requires adequate CBM resources certified to the applicable standard by the MLR, as well as technical, commercial, environmental, health and safety plans demonstrating how the CBM field will be developed for the exploitation of CBM resources located therein.

The key certification required to be granted by the MLR is certification that the identified development area contains verifiable/recoverable CBM resources that can be extracted in a commercially economic manner to the standards and guidelines set forth in the Specifications for Coalbed Methane Resources/Reserves (DZ/T0216-2010) (the “CBM Specifications”) promulgated by the MLR.

We obtained this certification from the MLR in June 2012, with respect to an area 99.8 square kilometers in the Nanyanzhu area of the northern Shouyang Block. This 99.8 square kilometers is comprised of the approximately 64.7 square kilometers comprising Area A, and the approximately 35.1 square kilometers of the original Shouyang PSC, in which we had elected to forgo our rights in favor of CUCBM to allow CUCBM to proceed independently at its sole risk to develop.

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

Upon completion of a preliminary draft of the report, a group of independent CBM experts reviewed the report and provided comments to the licensed Chinese vendor. Our Chinese partner company then submitted the report to the Petroleum Reserve Office of the MLR. The report was approved by the Petroleum Reserve Office of the MLR and submitted to the Reserve Review and Exam Office of the MLR for further review and certification. After review and resolution of questions or comments, the CBM resources were then certified by the Reserve Review and Exam Office of the MLR to the requisite levels under the CBM Specifications, at which point work commenced on the application process for a long-term development license for the identified development area (an ODP).

After several revisions, the final draft of the Nanyanzhu ODP was finished and an internal review was completed. An external expert review was held on March 27, 2014, and the ODP passed review of the required external experts, and the expert group recommended that the relevant parties approve the ODP report. This draft ODP report was submitted to the NEA on June 16, 2014 to receive a “Road Pass.” The Road Pass is anticipated to be awarded in the fourth quarter of 2014, allowing FEEB to apply for permits and approvals from local government bureaus in land use, grid power supply, environment protection, land reclamation, and safety. Vendors of six third parties have been engaged to compile supplementary reports needed to obtain various permits from local government bureaus that are required by the ODP process.  All of these permits and approvals, as well as the ODP report, will be submitted to NDRC again approximately by the first quarter of 2015. The Company expects to receive formal ODP approval by the end of June 2015.

The development period as to any CBM field covered by the Shouyang PSC will begin after the approval of the overall development plan for any such CBM field. As discussed above, CUCBM has agreed to waive its right to any participating interest share in approximately 15,988 acres (approximately 64.7 square kilometers) of the Shouyang Block.  Thus, Far East will be entitled to a 100% participating interest share in the entirety of its 1H Pilot Area (subject to Phillips 3.5% revenue interest).  Also, CUCBM has not currently elected to exercise its option to receive a 30% participating interest in any other CBM field that is developed in the Shouyang Block.

Effective January 1, 2014, the price received from SPG for CBM under the Gas Sales Agreement is 1.7 RMB per cubic meter (or $7.84 per Mcf, inclusive of $0.90 for VAT and $0.11 for provincial taxes, based on the June 30, 2014 exchange rate, before any applicable subsidies). The VAT portion of the sales price is refundable to the Company. The Gas Sales Agreement also provides for price adjustments in accordance with changes to the published Chinese national natural gas price and annual price adjustments based on the parties’ mutual agreement. If the parties do not agree on a new price, the then-current price shall continue in effect and either party may seek to resolve any pricing dispute pursuant to arbitration.

Additionally, the Chinese government and Shanxi provincial authorities enacted subsidies equal to 0.20 RMB and 0.05 RMB per cubic meter, respectively, for a total of 0.25 RMB per cubic meter. Effective January 1, 2014, the price received by CUCBM and FEEB, including subsidies for gas sales, is 1.95 RMB per cubic meter. The total price received is approximately $8.85 per Mcf after taxes, based on the June 30, 2014 exchange rate.

Work programs are being carried out to achieve three primary goals: (i) to expand the producing area in the 1H Pilot Area to increase gas production, (ii) to determine the optimal development approach in order to minimize costs and maximize CBM recovery and (iii) to add appraisal wells, spaced at intervals of several kilometers across the entire Shouyang Block to help delineate the geographic extent of the high permeability and high gas content coal located in the area. We refer to an “appraisal well” as a CBM well drilled outside of the 1H Pilot Area to determine the physical extent of commercially attractive parameters of the coal (such as high gas content, high permeability and good coal thickness), as well as to contribute to the identification of reserves.

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

During the first half of 2014, no wells were spudded or fracture stimulated. Additionally, from inception of the Shouyang PSC through July 31, 2014, one well has been abandoned in the Shouyang Block.

In conjunction with the review of the results of the 2013 drilling program, 41 wells were shut in during the second quarter of 2014.  They were comprised of 12 wells in Area B, the Company’s appraisal/exploration area, and 29 wells in Area A, the Company’s production/gas sales area. The 12 wells in Area B had already provided sufficient test data and did not yet contribute to gas sales due to their location, as they were not yet connected to the gas gathering system.  The 29 wells in Area A can be divided into two subsets.  The first subset included those which lay outside the main pattern of dewatering activity and have demonstrated significant dewatering capability.  However, due to their location, they did not contribute meaningfully to dewatering the main pattern, would not produce gas for quite some time and were not tied in to the sales line. The Company plans to return these wells to gas production as the pattern expands in their nearby vicinity. After the expanded development, the gathering and sales system will be extended to accept sales gas from these wells. The second subset included the poorer performing wells from the 2011 drilling and fracing campaign. These wells were part of a gel-based fracing campaign which had subsequently proved to be ineffective in our particular coal seam. These wells are scheduled for remedial work involving re-fracturing using different and appropriate formulations of proppant, fluid and rates.

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

The gross and net number of productive wells in the Shouyang Block as of July 31, 2014, after giving effect to CUCBM’s right to make participating elections in the Shouyang Block as if made on such date, was 91 and 88.6, respectively. Of these 91 wells, 82 are wells drilled in the initial 1H Pilot Area to expand the field to the west and 9 are appraisal wells. In addition to these wells, there are wells in various stages of drilling and fracing operations as noted above.

A number of appraisal wells have been drilled to the west, south and east of the 1H Pilot Area, which is adjacent to the northern boundary of the Shouyang Block, with the goal of providing data to support the full extent of the northern portion of the Shouyang Block that contains high gas content as well as good permeability characteristics.

Through the drilling of the appraisal wells we seek to determine what portion of the Shouyang Block shares the same rare combination of high permeability and high gas content as discovered in the 1H Pilot Area. The wells drilled to the west, east and south of the 1H Pilot Area have revealed both high gas content and high permeability. The drilling and subsequent production testing of a number of these wells demonstrate that permeability and the potential for significant gas production extend into these portions of the block. Most significantly, the SYS05 well in the southeastern portion of the block and approximately 35 kilometers southeast of the 1H Pilot Area was successfully production tested at a rate exceeding MLR certification requirements.

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

Qinnan Block, Shanxi Province. The exploration period of the Qinnan PSC in Shanxi Province expired on June 30, 2009, and we cannot continue our exploration activities in the Qinnan Block without an extension or a new PSC. We are continuing to pursue an extension of the exploration period of the Qinnan PSC, but we cannot be optimistic at this time. The Company believes the underlying exploration period should be extended due to events beyond its reasonable control, namely the lengthy transfer of rights taking place from CUCBM to CNPC. At our Chinese partner’s request, we have provided certain operational and financial information about our company to assist them in the decision-making process as to whether to recognize an extension of the exploration period in Qinnan. PetroChina, CNPC’s wholly-owned subsidiary, has completed an accounting audit pursuant to the Qinnan PSC of our expenditures for 2007 and 2008. We have also provided to PetroChina at their request our work plan for 2010 for Qinnan. In January 2011, we received a formal notice from CNPC that it has purportedly received all Chinese approvals with respect to the transfer of CUCBM’s interest to it, and subsequently to PetroChina. CNPC also requested we execute a modification agreement to confirm PetroChina as our Chinese partner company for the Qinnan PSC. In negotiations with CUCBM and PetroChina related to this request, we have endeavored to negotiate an assignment agreement that would reflect the transfer of interest to CNPC while CNPC and PetroChina would acknowledge delays that were incurred by virtue of FEEB not having, for an extended period of time, an official Chinese partner that had the capacity or authority under the Qinnan PSC to work with us.

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

Laochang Area, Yunnan Province.  We were a party to the Yunnan PSC with CUCBM, which provided for an operating interest in approximately 119,327 acres (482.9 square kilometers) in the Laochang Area. CUCBM had the right to accept up to a 40% participating interest within thirty (30) days of receipt of notice of Chinese certifications of CBM resources in a particular CBM field. The exploration period expired on December 31, 2013 and was not amended or extended. Following expiration of the exploration period, we had the right to elect to continue the process of trying to convert portions of the Laochang Area into MLR certified areas in order to transition these areas into the process for a long-term development license and the development period for certain areas. Any acreage that was not at or past the stage of submittal of a technical report to CUCBM that reasonably met the criteria for MLR certification would be relinquished unless the parties otherwise agree.  The Company and CUCBM have begun discussions that will likely result in the relinquishment of all of the Yunnan acreage covered by the PSC.  The Company expects that any such relinquishment of the PSC will be formalized during the second half of 2014.

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report in connection with the audit of our financial statements for the years ended December 31, 2013 and 2012, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our financial statements as of June 30, 2014 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is possible that holders of our common stock could lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013:

The following table sets forth the natural gas sales data for the three-month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
Natural Gas
Sale Volumes, net (Mcf)	128,499	40,991
Per Day Volumes, net (Mcf per day)	1,412	450

Average Gas Sales Price, net of taxes (per Mcf)	$6.80	$4.76
PRC National and Provincial Subsidies (per Mcf)	1.15	1.14
VAT Refund (per Mcf)	0.90	0.63
Total Gas Sales and Other Revenues (per Mcf)	$8.85	$6.53

Operating Revenue (in thousands)	$1,137	$268

Operating Revenue during the three months ended June 30, 2014 increased $0.9 million, or 324%, as compared to the same period a year ago due primarily to the increase in the number of producing wells connected to the gathering system and the increased 2014 gas contract price (up 42% from the 2013 gas contract price).

The table below sets out major components of our expenditures (in thousands):

	Three Months Ended June 30,
	2014	2013
Additions to Oil and Gas Properties (capitalized)
- Shouyang Block, Shanxi Province (1)	$87	$10,481
Exploration Expenditures (expensed)
- Shouyang Block, Shanxi Province	1,148	1,216
- Qinnan Block, Shanxi Province	30	(95)
- Laochang Block, Yunnan Province	97	220
- Total	1,275	1,341
Lease Operating Expenditures (expensed)
- Shouyang Block, Shanxi Province	1,695	1,103

Total Capital and Operating Expenditures	$3,057	$12,925

General and Administrative Expenses	$2,527	$2,333

(1)	Capitalized in the Consolidated Balance Sheets.

The table below sets out the operating expenses in the Consolidated Statements of Operations for the three-month periods ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,
	2014	2013
Lease operating expense	$1,695	$1,103
Exploration costs	1,275	1,341
General and administrative	2,527	2,333
Depreciation, depletion and amortization	898	416
Total	$6,395	$5,193

The table below sets out components of exploration costs for the three–month periods ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,
	2014	2013
Technical personnel compensation	$63	$47
PSC related payments	210	144
Geological and other indirect field costs	1,002	1,150
Total	$1,275	$1,341

Exploration costs for the three months ended June 30, 2014 are materially unchanged compared to the same period in 2013.

The table below sets out components of lease operating expense ("LOE") for the three-month periods ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,
	2014	2013
Pumping Related Costs	$740	$709
Compression	328	175
Workovers	151	150
Supervision	476	69
Total	$1,695	$1,103

LOE for the three months ended June 30, 2014 was comprised of costs pertaining to the production and dewatering efforts in the Shouyang Block in Shanxi Province.  LOE for the three months ended June 30, 2014 increased $0.6 million compared to the same period in 2013 due primarily to increases in supervision of $0.4 million and compression of $0.2 million.  The various components of LOE have increased due to the additional wells producing in 2014 that were drilled in 2013.

General and administrative ("G&A") expenses for the three months ended June 30, 2014 increased $0.2 million compared to the same period in 2013 primarily due to a $0.2 million increase in legal expense, a $0.2 million increase in professional services, and a $0.1 million increase in payroll expense partially offset by a $0.1 million decrease in share-based compensation and a $0.1 million decrease in investor relations expenses.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013:

The following table sets forth the natural gas sales data for the six-month periods ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Natural Gas
Sale Volumes, net (Mcf)	244,345	107,938
Per Day Volumes, net (Mcf per day)	1,350	596

Average Gas Sales Price, net of taxes (per Mcf)	$6.82	$4.73
PRC National and Provincial Subsidies (per Mcf)	1.15	1.13
VAT Refund (per Mcf)	0.90	0.63
Total Gas Sales and Other Revenues (per Mcf)	$8.87	$6.49

Operating Revenue (in thousands)	$2,168	$701

Operating Revenue during the six months ended June 30, 2014 increased $1.5 million, or 209%, as compared to the same period a year ago due primarily to the increase in the number of producing wells connected to the gathering system and the increased 2014 gas contract price (up 42% from the 2013 gas contract price).

The table below sets out major components of our expenditures (in thousands):

	Six Months Ended June 30,
	2014	2013
Additions to Oil and Gas Properties (capitalized)
- Shouyang Block, Shanxi Province (1)	$204	$11,183
Exploration Expenditures (expensed)
- Shouyang Block, Shanxi Province	2,287	2,058
- Qinnan Block, Shanxi Province	36	21
- Laochang Block, Yunnan Province	241	473
- Total	2,564	2,552
Lease Operating Expenditures (expensed)
- Shouyang Block, Shanxi Province	4,103	2,342

Total Capital and Operating Expenditures	$6,871	$16,077

General and Administrative Expenses	$4,993	$5,203

The table below sets out the operating expenses in the Consolidated Statements of Operations for the six-month periods ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Lease operating expense	$4,103	$2,342
Exploration costs	2,564	2,552
General and administrative	4,993	5,203
Depreciation, depletion and amortization	1,725	959
Total	$13,385	$11,056

The table below sets out components of exploration costs for the six–month periods ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Technical personnel compensation	$124	$153
PSC related payments	423	407
Geological and other indirect field costs	2,017	1,992
Total	$2,564	$2,552

Exploration costs for the six months ended June 30, 2014 are materially unchanged compared to the same period in 2013.

The table below sets out components of LOE for the six-month periods ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Pumping Related Costs	$2,209	$1,541
Compression	614	351
Workovers	334	262
Supervision	946	188
Total	$4,103	$2,342

LOE for the six months ended June 30, 2014 was comprised of costs pertaining to the production and dewatering efforts in the Shouyang Block in Shanxi Province.  LOE for the six months ended June 30, 2014 increased $1.8 million compared to the same period in 2013 due primarily to increases in pumping related costs of $0.7 million, supervision costs of $0.8 million and compression costs of $0.3 million.  The various components of LOE have increased due to the additional wells producing in 2014 that were drilled in 2013.

G&A expenses for the six months ended June 30, 2014 are materially unchanged compared to the same period in 2013.

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

On December 31, 2013, the Company entered into the Sixth Amendment to, among other things, extend the maturity date of the Facility Agreement from January 15, 2014 to April 15, 2014.  The Sixth Amendment also requires the Company to pay interest under the Facility Agreement on a monthly basis rather than a quarterly basis.

On March 31, 2014, the Company entered into the Extension Agreement to, among other things, extend the maturity date of the Facility Agreement from April 15, 2014 to July 15, 2014.  The Extension Agreement contained certain customary representations, warranties, releases and confirmations.

On July 9, 2014, the Company entered into the Second Extension Agreement to, among other things, extend the maturity date of the Facility Agreement from July 15, 2014 to September 15, 2014.  The Extension Agreement contained certain customary representations, warranties, releases and confirmations.

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

Our board of directors has the authority, without further action by the stockholders but subject to restrictions in the Warrant Agreement and Indenture, to issue up to 500 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. We also have 500 million shares of Common Stock authorized under our charter documents, of which approximately 346.2 million shares were issued and outstanding as of June 30, 2014.

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

Cash Flows.  As of June 30, 2014, our balance in cash and cash equivalents was $7.2 million, a decrease of $10.3 million from the balance of $17.6 million as of December 31, 2013.  The decrease was due to $9.3 million used in operating activities and $1.0 million used in investing activities.

Cash used in operating activities for the six months ended June 30, 2014 was $9.3 million as compared to cash used in operating activities for the same period in 2013 of $13.1 million.  The decrease was primarily due to $5.1 million favorable change in working capital, the decrease was offset by an increase of $1.7 million in LOE.

Cash used in investing activities for the six months ended June 30, 2014 was $1.0 million as compared to $8.4 million for the same period in 2013.  The decrease was primarily due to a decrease in additions to oil and gas properties of $7.3 million.

Cash used by financing activities for the six months ended June 30, 2014 was $8,000 as a result of financing costs related to the Extension Agreement.  Cash provided by financing activities for the six months ended June 30, 2013 was $52.0 million as a result of net proceeds from the Private Placement during the first quarter of 2013.

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

Foreign Currency Risk

In addition to the U.S. Dollar, we conduct our business in RMB and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. In June 2010, China announced that it would gradually allow the RMB to float against the U.S. Dollar and, as a result, the Chinese currency is expected to slowly appreciate with respect to the U.S. Dollar. All of our costs to operate our Chinese offices are paid in RMB. Our exploration costs in China may be incurred under contracts denominated in RMB or U.S. Dollars. As of June 30, 2014, the U.S. Dollar ($) to RMB (¥) depreciated slightly at an exchange rate of about $1 to ¥6.16, compared to an exchange rate of $1 to ¥6.17 at June 30, 2013.  If the RMB appreciates with respect to the U.S. Dollar, our costs in China may increase. To date we have not engaged in hedging activities to hedge our foreign currency exposure. In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk. If the RMB had appreciated by 10% during the second quarter of 2014, our costs would have increased by approximately $0.2 million. If the RMB had depreciated by 10%, it is estimated that our costs would have been approximately $0.1 million lower in the second quarter of 2014.

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

Interest Rate Risk

Interest on our outstanding debt as of June 30, 2014 is both floating and fixed. Fixed rates are in place on our $60.0 million Senior Secured Notes due 2016 at 13.0 % per year (or 14.5% per year if FEEB elects to pay interest “in kind”) and floating rates are in place on $21.0 million of borrowings under our Facility Agreement due September 15, 2014.  Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate.  All other things being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change.  If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under the Facility Agreement.  As it relates to our variable rate debt, if variable interest rates increased by 1%, our interest expense for the second quarter of 2014 would have increased by approximately $53,000.  To date we have not engaged in hedging activities to hedge our interest rate exposure. In the future, we may enter into hedging instruments to manage our interest rate risk or continue to be subject to interest rate risk.

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

As of June 30, 2014, on a consolidated basis, we had total senior secured indebtedness outstanding of approximately $94.6 million, consisting of $73.6 million aggregate principal amount of the Notes due January 15, 2016 and approximately $21.0 million aggregate principal amount under the Facility Agreement with SCB plus related accrued interest on such amounts due on September 15, 2014. The Notes and the Facility Agreement are cross-defaulted against one another. Subject to the restrictions in the Indenture and in the Facility Agreement, we may incur additional indebtedness. In addition, the Notes provide for paid in kind interest, which will add to the aggregate principal amount outstanding on each interest payment date in which we are required or elect to pay paid in kind interest. Our high level of indebtedness could have important consequences for an investment in us and significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

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

Our ability to make scheduled payments of debt principal and interest or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control.  We may not generate sufficient cash flows from operations in the future to both service our debt and make necessary capital expenditures.  If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.  In the absence of such cash flows, we could have substantial liquidity problems and might be required to sell material assets or operations in attempt to meet our debt service and other obligations.  Any proceeds we do receive from asset sales may not be adequate to meet our debt service obligations then due.  Our ability to refinance our indebtedness would depend upon the conditions in the capital markets and our financial condition at such time.  We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and have an adverse effect on our financial condition.  If we fail to comply with the covenants in the Indenture governing the Notes or the Facility Agreement or pay the Facility Agreement in full or extend the maturity date of the Facility Agreement by September 15, 2014, it could lead to an event of default and the acceleration of the maturity of all outstanding debt under our Facility Agreement, as well as a cross default and acceleration of maturity under the Indenture governing the Notes, and we may be forced to seek relief through a filing under the CCAA and Chapter 11 or Chapter 15 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy may be filed against us).

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

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 46 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Far East Energy Corporation

U/s/ Michael R. McElwrath U
Michael R. McElwrath
Chief Executive Officer and President
(Principal Executive Officer)

U/s/ Jennifer D. WhitleyU
Jennifer D. Whitley
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 6, 2014

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
10.1
Third Amendment to Amended and Restated Employment Agreement, dated June 13, 2014, between Far East Energy Corporation and Michael R. McElwrath (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 18, 2014, and incorporated herein by reference).

10.2
Second Amendment to Amended and Restated Employment Agreement, dated June 13, 2014, between Far East Energy Corporation and Jennifer D. Whitley (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 18, 2014, and incorporated herein by reference).

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